Form 10-K
period 2016-12-31
Carlyle Group L.P.
filed 2017-02-16
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2016 was $1,317,164,039.
The number of the Registrant’s common units representing limited partner interests outstanding as of February 10, 2017 was 85,652,117.
DOCUMENTS INCORPORATED BY REFERENCE
None

1

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our four business segments:

•	Corporate Private Equity (all): Buyout & growth funds advised by Carlyle

•
Real Assets: Real estate, power, infrastructure and energy funds advised by Carlyle, as well as those energy funds advised by NGP Capital Management in which Carlyle is entitled to receive a share of carried interest

•	Global Market Strategies: Distressed credit, corporate mezzanine and energy credit funds, as well as certain closed-end credit funds advised by Carlyle

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude those funds advised by NGP Capital Management in which Carlyle is not entitled to receive a share of carried interest (or “NGP management fee funds”), collateralized loan obligation vehicles (CLOs), business development companies, and our hedge fund platform.

For an explanation of the fund acronyms used throughout this Annual Report, refer to “Business-Our Family of Funds.”
“Fee-earning assets under management” or “Fee-earning AUM” refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM is generally based on one of the following, once fees have been activated:

(a)
the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period and for Metropolitan carry funds during the weighted-average investment period of the underlying funds;

(b)
the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired and Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds;

(c)
the amount of aggregate fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO;

(d)	the external investor portion of the net asset value of our hedge fund and fund of hedge funds vehicles (pre redemptions and subscriptions), as well as certain carry funds;

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds; and

(f)	the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:
(a) the fair value of the capital invested in carry funds and related co-investment vehicles and NGP management fee funds plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

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
For most of our carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

“Vermillion” refers to our commodities advisor and business advised by Carlyle Commodity Management L.L.C., which was formerly known as Vermillion Asset Management until August 2015.

Changes to Disclosure and Presentation of Key Performance Metrics
Investment funds and vehicles advised by AlpInvest Partners B.V. and Metropolitan Real Estate Equity Management, LLC, which comprise our Investment Solutions segment, are now included in our "carry funds" definition. Accordingly, they are now included in our Invested Capital, Realized Proceeds and Fund Appreciation metrics. We have recast metrics for 2016 and conformed all prior periods, including supplemental key metrics information available on our website. In addition, we have also adjusted the methodology for recognition of Invested Capital to an investment timing basis, rather than the timing of cash flows to and from our fund investors, to better reflect capital deployed by our funds during a given period. As a result, our 2016 Invested Capital reflects a true-up of approximately $0.5 billion for capital invested in prior periods that had not been called from investors as of December 31, 2015. Any references to 2016 Invested Capital will include this true-up.

PART I.

ITEM 1.    BUSINESS
Overview
We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with nearly $158 billion in AUM across 281 investment vehicles as of December 31, 2016. We have more than 1,600 employees, including 660 investment professionals in 35 offices across six continents, and we serve more than 1,750 active carry fund investors from 82 countries. Across our Corporate Private Equity (“CPE”) and Real Assets segments, as of December 31, 2016, we have investments in more than 270 active portfolio companies that employ more than 630,000 people. In general, we have more investment professionals, offices, investment funds and investments across our platform than many of our peers.  We have structured our firm in this manner to provide our fund investors with a more diverse product set tailored to individual investing decisions, and a broader global reach, but such structure increases our costs of doing business.
For the past thirty years, our firm has been guided by several fundamental tenets:

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

•
Investment in the Firm. We have invested, and intend to continue to invest, significant resources in hiring and retaining a deep talent pool of investment professionals and in creating an efficient global infrastructure to ensure that we are providing our investors with world-class investment expertise and the customized service they require.

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
Operational and strategic highlights for 2016 include:

•
During 2016, we raised approximately $14 billion in gross new commitments, or approximately $8 billion net of redemptions from our open-ended funds (primarily the hedge funds and DGAM) across our platform; made investments through our carry funds of approximately $18 billion; realized proceeds of approximately $30 billion; and increased the value of our carry fund portfolio by approximately 12%.

•
We continued to bolster our senior management team by hiring a new head of Global Credit, a new co-head for our global financial services fund and a new co-head for our international infrastructure fund and promoting the head of the Consumer and Retail group within our U.S. buyout fund platform to be the Co-Head of U.S. buyout. We bolstered our cadre of operating executives and now have access to a team of 30 consultants who assist us in creating value for our investors.

•
In our Global Market Strategies ("GMS") segment, we made the strategic decision to invest in expanding our global credit business and to focus our product offerings on private investing. Going forward, our GMS segment will focus on credit strategies that we believe are consistent with our institutional expertise and will allow us to scale the segment more quickly. As of December 31, 2016 we had no material amounts of AUM remaining in hedge funds.

•
We continued to pursue tangential product extensions and to scale our existing businesses. We held a final close for Carlyle Global Partners, our first longer duration private equity fund. In addition, we continued fundraising for our open-ended core-plus real estate fund and launched a new global infrastructure fund.

•
We further aligned our interests with those of our fund investors as Carlyle, our senior Carlyle professionals, advisors, other professionals and advisors increased commitments to our investment funds by over $0.5 billion during the year for a total cumulative commitment of $9.4 billion as of December 31, 2016.

•	Each of our segments continued to leverage the One Carlyle platform to take advantage of economies of scale and offer our fund investors differentiated products. Specifically:

◦	In our CPE segment:

•
Despite an otherwise difficult environment for investing, CPE invested $7.9 billion in 2016. We invested in, among others, AA Ireland Limited (a CGFSP II and CCI portfolio company); CUPA Group (a CEP IV portfolio company); Marle International (a CETP III portfolio company); Hunkemoller International B.V. (a CEP IV portfolio company); Inca Rail (a CPF I portfolio company); Ion Investment Group Limited (a CP VI and CGFSP II portfolio company); Learning Pool (a CCI portfolio company); Logoplaste (a CEP IV portfolio company); NEP Group, Inc. (a CGP portfolio company); NetMotion, Inc. (a CEOF II and CETP III portfolio company); Novolex (a CP VI portfolio company); ProKarma Holdings (a CP VI portfolio company); MicroPort Scientific Corporation (a CAP IV portfolio company); Money Square Holdings (a CJP III portfolio company); Uniasselvi (a CSABF portfolio company); Veritas Holdings (a CP VI portfolio company); VXI Global Solutions (a CAP IV portfolio company); WingArc1st Inc. (a CJP III portfolio company) and Zhongmei Healthcare Group (a CAP IV portfolio company).

•
CPE had record realized proceeds of $14.8 billion for fund investors in 2016. We sold our stakes in, among others, 7 Days Group (a CAP III portfolio company); Axalta Coating Systems (a CP V portfolio company); B&B Hotels (a CEP III portfolio company); Booz Allen Hamilton (a CP V portfolio company); CommScope (a CP V and CEP III portfolio company); Landmark Aviation (a CPV portfolio company); Vogue International (a CP VI portfolio company); and WorldStrides (a CEOF I portfolio company). We also undertook several successful initial public offerings, including Bank of N.T. Butterfield Ltd. (a CSFSP I portfolio company); Solasto Corporation (a CJP II portfolio company); and PNB Housing Finance Limited (a CAP IV portfolio company).

•	CPE did not have any of its large funds in the market during 2016 and accordingly did not raise a significant amount of capital, raising $0.8 billion in 2016 as compared to $8.0 billion in 2015.

◦	In our Real Assets segment:

▪
We closed our second power fund, continued fundraising for our new open-ended core-plus real estate fund, and launched fundraising for our new global infrastructure opportunities fund and our new China-focused real estate fund. We also launched fundraising for our eighth opportunistic U.S. real estate fund. In total, we closed on approximately $1.2 billion in commitments to our Real Assets segment.

•
We invested approximately $5 billion in our Real Assets segment. Of this amount, we invested approximately $1.5 billion to acquire or develop real estate properties, primarily in the U.S. across multiple sectors, including multifamily, commercial, senior living and for-sale residential properties. We also invested in oil and gas transactions and power generating facilities in the United States. In total, our natural resources platform invested $2.9 billion in 2016.

•
We realized proceeds of approximately $5.8 billion for our Real Assets carry fund investors. We exited a number of investments, including an office tower in Shanghai, a student housing portfolio in Europe, a commercial office building in China and a shopping mall in China. NGP took two portfolio companies public in 2016, Petrus Resources (NGP X) and Wildhorse Resource Development Corp (NGP X and NGP XI).

◦	In our GMS segment:

▪
We closed our second-generation energy mezzanine fund at $2.8 billion and continued fundraising for our fourth-generation distressed credit fund. We also launched fundraising for our first middle market credit fund in the private credit platform. We closed four new collateralized loan obligations (“CLOs”) in the U.S. and two new CLOs in Europe in 2016, with $2.8 billion of AUM at December 31, 2016. In total, we raised more than $6.3 billion for our global credit funds.

▪
Our fourth-generation distressed credit fund, CSP IV, was particularly active this year, investing in health care services, recycling services and offshore contract drilling services portfolio companies.

◦	In our Investment Solutions segment:

▪
We continued fundraising for our sixth secondaries program and launched our seventh AlpInvest co-investment program and our second Metropolitan real estate secondaries fund. In total, we raised approximately $4.6 billion in gross new commitments, or approximately $2.8 billion net of redemptions, related to winding down the fund of hedge funds platform, in our Investment Solutions segment.

▪	Distribution activity was robust this year, distributing in excess of $8.0 billion of capital to our Investment Solutions investors.

▪	We repositioned the segment to focus on private equity and real estate investing, executing the wind down of our fund of hedge funds platform.
Business Segments
We operate our business across four segments: (1) CPE, (2) Real Assets, (3) GMS and (4) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Corporate Private Equity
Our CPE segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds, which pursue a wide variety of corporate investments of different sizes and growth potentials. Our 30 active CPE funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. In our CPE segment we also have 52 active external co-investment entities. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.
Our CPE teams have two primary areas of focus:

•
Buyout Funds. Our buyout teams advise a diverse group of 20 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan

Africa or South America) or a particular industry, (e.g., financial services). We continually seek to expand and diversify our buyout portfolio into new areas where we see opportunity for future growth. In 2016, we had the final closing on our first longer-duration global buyout fund. We invested $7.4 billion in new and follow-on investments through our buyout funds. As of December 31, 2016, our buyout funds had, in the aggregate, approximately $44.5 billion in AUM.

•
Growth Capital Funds. Our 10 active growth capital funds are advised by four regionally-focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. In 2016, held a final closing for our second U.S. equity opportunities fund at its cap. As of December 31, 2016, our growth capital funds had, in the aggregate, approximately $6.3 billion in AUM.

From inception through December 31, 2016, our CPE segment has invested approximately $74 billion in 565 investments. Of that total, we have invested 60% in 274 investments in North and South America, 21% in 134 investments in Europe, the Middle East and Africa and 19% in 157 investments in the Asia-Pacific region. We have fully realized 396 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our CPE segment as of December 31, 2016 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$51	32%	$36	169	30	$17	280	$74	565
Real Assets
Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 26 active carry funds focused on real estate, infrastructure and energy and natural resources (including power) and also includes the five NGP management fee funds and three carry funds that are advised by NGP Energy Capital Management ("NGP"). This segment pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail and residential properties, industrial properties and senior living facilities, as well as oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind farms, refineries, airports, toll roads, transportation, water utility and agriculture, as well as the companies providing services or otherwise related to them.
Our Real Assets teams have two primary areas of focus:

•
Real Estate. Our ten active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of 111 real estate investment professionals has made more than 750 investments in 338 cities/metropolitan statistical areas around the world as of December 31, 2016, including office buildings, hotels, retail and residential properties, industrial properties and senior living facilities. As of December 31, 2016, our real estate funds had, in the aggregate, approximately $12.8 billion in AUM.

•
Energy and Natural Resources. Our energy and natural resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, energy and oilfield services sectors, the renewable and alternative sectors and the power and infrastructure industries around the world. Historically, we conducted our energy investing activities jointly with Riverstone, co-advising four funds with more than $6.1 billion in AUM as of December 31, 2016 (we refer to these energy funds as our “Legacy Energy funds”). Currently, we conduct our North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investor. NGP advises eight funds with approximately $10.1 billion in AUM as of December 31, 2016. Our power team focuses on investment opportunities in the North American power generation sector. As of December 31, 2016, the power team managed more than $2.1 billion in AUM through two funds. Our international energy investment team focuses on investments in a full range of energy assets outside of North America. As of December 31, 2016, the international energy team managed more than $2.7 billion in AUM through one fund. In 2016, we commenced fundraising for a global infrastructure fund focused on infrastructure assets, business and investments in global developed markets. We have also invested previously in North American infrastructure companies and assets.
Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have, from inception through December 31, 2016, invested on a global basis approximately $44 billion in 934 investments, including more than 175 portfolio companies. Of that total, we have invested 79% in 771 investments in North and South America, 15% in 116 investments in Europe, the Middle East and Africa and 6% in 47 investments in the Asia-Pacific region. We have fully realized 571 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our Real Assets segment as of December 31, 2016 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$34	22%	$27	363	26	$12	141	$44	934

(1)	Excludes NGP and Riverstone employees.

(2)	Excludes investment activity of the NGP management fee funds.

(3)	Includes the five NGP management fee funds and three carry funds advised by NGP.
Global Market Strategies
Our GMS segment, established in 1999 with our first high yield fund, advises a group of 57 active funds that pursue investment strategies including leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt. Given the challenges experienced in this segment, we conducted a strategic review of the segment and decided to exit the hedge fund business. We have now completed the exit from the hedge funds and are winding down the remaining commodities positions. We are now solely focused on growing our global credit business. In September 2016, we hired a new Head of Global Credit to lead these efforts. During 2017, we plan to pursue new initiatives from our global credit platform. This will enable better oversight, standardization across products, execution and efficiency.
Primary areas of focus for our GMS credit platform include:

•
Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2016, we closed four new U.S. CLOs and two CLOs in Europe with a total of $1.9 billion and $0.9 billion, respectively, of AUM at December 31, 2016. As of December 31, 2016, our loans and structured credit team advised 44 structured credit funds and two carry funds in the United States, Europe and Asia totaling, in the aggregate, more than $19.2 billion in AUM.

•
Distressed Credit. Our distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2016, our distressed credit team advised three funds totaling, in the aggregate, more than $3.4 billion in AUM.

•
Private Credit. Our private credit business comprises our business development companies (“BDCs”), which invest primarily in middle market first-lien loans (which include unitranche, "first out" and "last out" loans) and second-lien loans, a CLO consisting of middle market senior, first-lien loans and our corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2016, our private credit investment team advised five funds totaling, in the aggregate, more than $2.0 billion in AUM.

•
Energy Credit. Our energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2016, our energy credit team advised two funds with more than $4.7 billion in AUM.

The following table presents certain data about our GMS segment as of December 31, 2016 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals (1)
$29	19%	$24	57	149

(1)	Includes 40 middle-office and back office professionals.
Investment Solutions
Our Investment Solutions segment provides comprehensive investment opportunities and resources for our investors and clients to build private equity and real estate portfolios through fund of funds, secondary purchases of existing portfolios and managed co-investment programs. Investment Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity, and Metropolitan, one of the largest managers of indirect investments in global real estate. In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investments and primary fund investments and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. We anticipate that during 2017 we will complete our previously announced wind-down of DGAM, a global manager of hedge funds based in Toronto, Canada.
The primary areas of focus for our Investment Solutions teams include:

•
Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2016, AlpInvest advised 58 vehicles totaling, in the aggregate, more than $25.4 billion in AUM.

•
Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as AlpInvest. As of December 31, 2016, our co-investment programs were conducted through 40 vehicles totaling, in the aggregate, more than $6.0 billion in AUM.

•
Private Equity Secondary Investments. Funds managed by AlpInvest acquire limited partnership interests in the secondary market. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. In 2016, we added personnel to the secondary team who focus on finding opportunities in the energy and infrastructure space. As of December 31, 2016, our secondary investments program was conducted through 44 vehicles totaling, in the aggregate, approximately $10.1 billion in AUM.

•
Real Estate Funds of Funds and Co-Secondary Investments. The principal strategic focus in our real estate funds is on value add/opportunistic real estate investments through direct commitments to 90 highly-focused, specialist real estate managers across the globe. As of December 31, 2016, we advised 26 real estate vehicles with approximately $1.7 billion in AUM. We also focus on real estate secondaries and co-investments.

The following table presents certain data about our Investment Solutions segment as of December 31, 2016 (dollar amounts in billions). See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our AlpInvest carry fund vehicles.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception(2)
$43	27%	$27	168	$14	83	$57

(1)
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our AlpInvest carry fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

(2)	AlpInvest only.

Investment Approach
Corporate Private Equity
The investment approach of our CPE teams is generally characterized as follows:

•
Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our CPE funds are initially sourced and evaluated by one or more of our deal teams. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience (i.e., the “Carlyle Edge”) we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

•
Geographic- and Industry-Focused. We have developed a global network of local investment teams with deep local insight into the areas in which they invest and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allow them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We also have particular industry expertise in aerospace, defense and government services, consumer and retail, financial services, healthcare, industrial, telecom, media and technology and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to identify potential buyers as part of a coherent exit strategy.

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

•
Insight: We engage 30 operating executives as independent consultants to work with our investment teams during due diligence, provide board-level governance and support and advise our portfolio company CEOs. These operating executives are former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. We use this collective group of operating executives to provide special expertise to support specific value creation initiatives.

•
Data: The goal of our research function is to extract as much information as possible from our portfolio as possible about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes over 160 active portfolio companies as of December 31, 2016, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We believe this robust data gives us an advantage over our peers who do not have as large a global reach.

•
One Carlyle Portfolio Resources: Our Global Investment Resources team delivers additional value creation resources to help portfolio companies grow revenue and better manage costs. The team works directly with portfolio company management on business development strategy, new customer introductions leveraging the Carlyle network and support for geographic market expansion. We have also developed a leveraged purchasing effort to seek to drive down costs on common indirect spend categories and disseminate best practices on managing functional spend in the areas of employee benefits, corporate real estate and information technology.

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
Generally, the investment approach of our real estate teams is characterized as follows:

•
Pursue Single Asset Transactions. In general, our U.S. real estate funds have focused on single asset transactions. We follow this approach in the U.S. because we believe that pursuing single assets enables us to better understand the factors that contribute to the fundamental value of each property, mitigate concentration risk, establish appropriate asset-by-asset capital structures and maintain governance over major property-level decisions. In addition, the direct ownership of assets typically enables us to effectively employ an active asset management approach and reduce financing and operating risk, while increasing the visibility of factors that affect the overall returns of the investment. Historically, we have used an opportunistic real estate investment strategy, but in 2015, we expanded our platform to include a core-plus investment strategy. In the U.S., we will continue to focus on single asset transactions in both our opportunistic and core plus investment strategies. Outside the U.S., we continue to opportunistically invest in the Asia and European markets. Currently, we are pursuing a value-add strategy in China and focusing on opportunities such as logistics and data center platforms. In Europe, we pursue investment opportunities across asset classes and geographies both for single assets and portfolios, with a focus on opportunistic or value-add strategies.

•
Seek out Strong Joint Venture Partners or Managers. Where appropriate, we seek out joint venture partners or managers with significant operational expertise. For each joint venture, we design structures and terms that provide situationally appropriate incentives, often including, for example, the subordination of the joint venture partner’s equity and profits interest to that of a fund, giveback provisions and/or profits escrow accounts in favor of a fund and exclusivity. We also typically structure positions with control or veto rights over major decisions.

•
Source Deals Directly. Our teams endeavor to establish “market presence” in our target geographies where we have a history of operating in local markets and benefit from extensive long-term relationships with developers, corporate real estate owners, institutional investors and private owners. These relationships have resulted in our ability to source a large number of investments on a direct negotiated basis.

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

Our energy and natural resources activities primarily focus on four areas: international energy, North American energy, power and infrastructure.

•
International Energy Investing. Our international energy team pursues investment opportunities in oil and gas exploration and production, midstream, oilfield services and refining and marketing in Europe, Africa, Latin America and Asia. Seeking to take advantage of the lack of capital in the international energy market, we pursue transactions where we have a distinctive competitive advantage and can create tangible value for the companies in which we invest, through industry specialization, deployment of human capital and access to our global network. In seeking to build a geographically-diverse international energy portfolio, we focus on cash-generating opportunities, with a particular focus on proven reserves and production, and strategically seek to enhance the efficiency of the portfolio through exploration or infrastructure improvements.

•
North American Energy Investing. We conduct our current North American energy investing through our partnership with NGP, an Irving, Texas-based energy investment firm that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing, as well as agricultural investments and properties. NGP seeks to align itself with “owner-managers” who are invested in the enterprise, have a top-tier technical team and who have a proprietary edge that differentiates their business plan. NGP strives to establish a portfolio of platform companies to grow through acquisitions and development and provides financial and strategic support and access to additional capital at the lowest cost. We do not control or manage the NGP management fee funds or the existing carry funds that are advised by NGP. NGP is managed by its senior leadership.

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

•
Global Infrastructure Investing. Our new global infrastructure team will seek to develop a global portfolio of investments across a variety of sectors and geographies. The fund will pursue investment opportunities primarily domiciled in developed markets with strong commercial systems and rule of law. The team plans to utilize a value-added approach to transaction sourcing, diligence and asset management and will seek to generate attractive risk-adjusted returns for the fund. The fund will seek to enhance the value of its investments through strategic and operational impact including risk management techniques utilized across Carlyle's global corporate private equity and natural resources investment businesses. The goal of this approach is to increase the profitability of the investments, increase cash flow yield and enhance the attractiveness of the asset for ultimate exit to a trade buyer, core infrastructure buyer or the public markets.
Global Market Strategies
The investment approach of our GMS platform's credit-focused funds is generally characterized as follows:

•
Source Investment Opportunities. Our GMS credit team sources investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictable cash flow, a definable competitive advantage and products or services that are value added to its customer base.

•
Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our GMS investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our GMS credit team employs an integrated, cross platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure.

•
Evaluation of Macroeconomic Factors. Our GMS credit team evaluates technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

•
Risk Minimization. Our GMS credit team seeks to make investments in capital structures to enable companies to both expand and weather downturns and/or below-plan performance. The team works to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our GMS team works to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.

Investment Solutions
Our Investment Solutions team aims to apply a wide array of capabilities to help clients meet their investment objectives. The investment approach of our Investment Solutions platform is generally characterized as follows:

•
Well-informed, Disciplined Investment Process: We follow a disciplined, highly-selective investment process and seek to achieve diversification by deploying capital across economic cycles, segments and investment styles. Our integrated and collaborative culture across our strategies, reinforced by investment in information technology solutions, provides deep insight into fund manager portfolios and operations to support our rigorous selection process.

•
Pro-active Sourcing: Our extensive network of private equity and real estate managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the best opportunities are found in areas that are less subject to competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access.

•
Global Scale and Presence: Our scale and on-the-ground presence across three continents - Asia, Europe and North America - give us a distinct and comprehensive perspective on the private equity and real estate markets. Our stable, dedicated, and experienced teams have deep knowledge of their respective markets across the globe. We believe this enhances our visibility across the global investment market and provides detailed local information that enhances our investment evaluation process.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies) and vintage year of the active funds in each of our segments, as of December 31, 2016. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies[2]			Real Assets
Buyout Carry Funds			Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$16.9 bn	1999-2016	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€8.4 bn	2005-2016	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Structured Credit Carry Funds			CRP V	$3.0 bn	2006
Global Financial Services Partners			CSC	$151 mm	2016	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	CASCOF	$445 mm	2015	CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Private Credit			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			Business Development Companies[1]			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	Carlyle GMS Finance, Inc.	$1.5 bn	2013	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	NF Investment Corp.	$295 mm	2013	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Corporate Mezzanine Carry Funds			CCR	$60 mm	2016
Carlyle Asia Partners			CMP II	$553 mm	2008	CAREP II	$486 mm	2008
CAP IV	$3.9 bn	2013	CMP I	$436 mm	2004	Core Plus Real Estate (U.S.)
CBPF	RMB 2.0 bn	2010	Energy Credit Carry Funds			CPI	$498 mm	2016
CAP III	$2.6 bn	2008	CEMOF II	$2.8 bn	2015	Natural Resources Funds
CAP II	$1.8 bn	2006	CEMOF I	$1.4 bn	2010	Infrastructure Carry Fund
Carlyle Japan Partners			Distressed Credit Carry Funds			CIP I	$1.1 bn	2006
CJP III	¥119.5 bn	2013	CSP IV	$2.2 bn	2016	Power Carry Funds
CJP II	¥165.6 bn	2006	CSP III	$703 mm	2011	CPP II	$1.5 bn	2014
Carlyle Mexico Partners			CSP II	$1.4 bn	2007	CPOCP	$478 mm	2013
Mexico	$134 mm	2005				International Energy Carry Fund
Carlyle MENA Partners						CIEP	$2.5 bn	2013
MENA I	$471 mm	2008	Investment Solutions			NGP Energy Carry Funds
Carlyle South American Buyout Fund			AlpInvest			NGP XI	$5.3 bn	2014
CSABF I	$776 mm	2009	Fund of Private Equity Funds			NGP X	$3.6 bn	2012
Carlyle Sub-Saharan Africa Fund			58 vehicles	€40.9 bn	2000-2016	NGP Agribusiness Carry Fund
CSSAF I	$698 mm	2012	Secondary Investments			NGP GAP	$402 mm	2014
Carlyle Peru Fund			44 vehicles	€13.9 bn	2000-2016	NGP Management Fee Funds
CPF I	$308 mm	2012	Co-Investments			Various[3]	$7.2 bn	2004-2008
Carlyle Global Partners			40 vehicles	€12.2 bn	2000-2016	Legacy Energy Carry Funds
CGP	$3.6 bn	2015	Metropolitan Real Estate			Carlyle/Riverstone Global Energy
Growth Carry Funds			Real Estate Fund of Funds			Energy IV	$6.0 bn	2008
Carlyle U.S. Venture/Growth Partners			26 vehicles	$3.2 bn	2003-2016	Energy III	$3.8 bn	2005
CEOF II	$2.4 bn	2015				Energy II	$1.1 bn	2003
CEOF I	$1.1 bn	2011				Carlyle/Riverstone Renewable Energy
CUSGF III	$605 mm	2006				Renew II	$3.4 bn	2008
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$197 mm	2016
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of December 31, 2016, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call.

(1)	Amounts represent gross assets as of December 31, 2016.

(2)	We are winding down our commodities business which had $7 million of AUM as of December 31, 2016.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Organizational Structure
The simplified diagram below depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2016. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held. As discussed in greater detail below, The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units that is equal to the number of common units that The Carlyle Group L.P. has issued and benefits from the income of Carlyle Holdings to the extent of its equity interests in the Carlyle Holdings partnerships. While the holders of common units of The Carlyle Group L.P. are entitled to all of the economic rights in The Carlyle Group L.P., the limited partners of the Carlyle Holdings partnerships, like the wholly owned subsidiaries of The Carlyle Group L.P., hold Carlyle Holdings partnership units that entitle them to economic rights in Carlyle Holdings to the extent of their equity interests in the Carlyle Holdings partnerships. Public investors do not directly hold equity interests in the Carlyle Holdings partnerships.

Senior Carlyle Professionals
100%
TCG Carlyle Global Partners L.L.C. (Delaware L.L.C.)
Carlyle Group Management L.L.C. (Delaware L.L.C.)
Carlyle Holdings Limited Partners
Carlyle Holdings partnership units
Limited partner interest
74% of Carlyle Holdings partnership units (74% of economic rights in Carlyle Holdings)
Not publicly-traded
Exchangeable on a one-for-one basis for publicly-traded common units
Special Voting Unit
No economic rights
74% of limited partner voting power
General Partner
No economic rights
Board of directors
Common Unitholders
Common units
Limited partner interest(1)
100% of economic rights in The Carlyle Group L.P. (indirectly 26% of economic rights in Carlyle Holdings)
26% of limited partner voting power
Publicly traded
The Carlyle Group L.P. (Delaware L.P.)
100%
100%
100%
Carlyle Holdings I GP Inc. (Delaware Corp.)
Carlyle Holdings II GP L.L.C. (Delaware L.L.C.)
Carlyle Holdings III GP L.P. (Québec SEC)
General partner and Carlyle Holdings partnership units
26% of Carlyle Holdings partnership units
Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
26% of Carlyle Holdings partnership units
Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
26% of Carlyle Holdings partnership units
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

LP Relations
Our diverse and sophisticated investor base includes more than 1,750 active investors in our carry funds, excluding Investment Solutions, located in 82 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $8 billion, net of redemptions, in 2016. We work for our fund investors and continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-

selling products across our diverse platform. We have a dedicated in-house LP relations group, which includes 26 geographically-focused professionals with extensive investor relations and fundraising experience. In addition, we have 16 product specialists with a focus on specific business segments and 8 professionals focused on high net worth distribution. Our LP relations group is supported by 49 support staff responsible for project management and fulfillment. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor investor preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
As of December 31, 2016, approximately 92% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund and approximately 63% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of over 450 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 23 professionals and a government relations group with a presence around the globe, which includes 16 professionals as of December 31, 2016. We intend to continue to build and invest in our legal, regulatory and compliance functions to enable our investment teams to better serve our investors.
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

Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “—Incentive Arrangements / Fee Structure” below.
Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act and purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the Securities and Exchange Commission ("SEC"), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement.

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
With limited exceptions, our carry funds, business development companies, and NGP management fee funds are closed-ended funds. In a closed-ended fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, each limited partnership contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors are usually locked up for a period of time after which they may generally redeem their interests on a quarterly basis.
With respect to our carry funds, investors generally agree to fund their commitment over a period of time. For our private equity funds, the commitment period generally runs until the earlier of (i) the sixth anniversary of the initial closing date or the fifth anniversary of the final closing date of the fund; (ii) the date the general partner cancels such obligation due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 85% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (iv) the failure of certain key persons to devote a specified amount of time to such fund or Carlyle, to control the general partner or the investment adviser or to hold a specified percentage of the economic interests in the general partner, unless upon any of these events the investors vote to continue the investment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing companies. Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, provided that there may be limitations on how much such investor is required to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of an investor's capital commitment.
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

The term of each of the CPE, Real Assets and GMS carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, "long-dated funds"), such as 15 years from the final closing date.
With respect to our Investment Solutions vehicles and managed accounts, the commitment period generally runs for a period of four years after the initial closing date of the vehicle. Following the termination of the commitment period, an investor in one of our Investment Solutions vehicles or managed accounts generally will only be required to fund additional amounts for partnership expenses, outstanding borrowings and guarantees, transactions in process or committed to during the commitment period and follow-on investments in existing companies. The term of each of the funds generally will end 8 to 12 years from the initial closing date. In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to two-year periods, potentially up to a maximum of four years or until such time as is reasonably necessary for the general partner to be able to liquidate the fund's assets.

Incentive Arrangements / Fee Structure
Fund Management Fees. The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. For closed-end carry funds in the CPE, Real Assets and GMS segment, management fees generally range from 1% to 2% of commitments during the investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or aggregate fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the GMS segment, for CLOs and other structured products, management fees generally range from 0.15% to 1.0% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms. Management fees for the CLOs/structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Investment advisers of the business development companies generally receives management fees quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents.
The investment adviser of our Investment Solutions carry funds generally receives an annual management fee that ranges from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments or the contributions for unrealized investments; however certain managed accounts earn management fees at all times on contributions for unrealized investments. The management fees we receive from our Investment Solutions carry funds typically are payable quarterly in advance.
Our equity interest in NGP previously entitled us to an allocation of income equal to 47.5%, which increased to 55% in January 2015, of the management fee-related revenues of the NGP entities that serve as advisors to the NGP management fee funds.
The general partners or investment advisers to our CPE, Real Assets and GMS carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to limited partner investors in our carry funds are generally reduced by 80% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.
Performance Fees. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or 10% to 20% on certain longer-dated carry funds as well as some external co-investment vehicles, or approximately 10% in the case of most of the funds recently raised of our Investment Solutions carry funds, and approximately 2% to 10% in the case of most of our more mature Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred return of 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its CPE, Real Assets and GMS carry funds. If, as a result of diminished performance of later investments in the life of a fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (or 10% to 20% on certain longer-dated carry funds as well as some external co-investment vehicles, or approximately 2% to 10% in the case of most of our Investment

Solutions carry funds) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any "giveback" obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any "giveback" obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors and the length of time the fund has been in carry, as well as other qualitative measures. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement, although in certain cases the giveback is calculated at prior intervals.
In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our GMS funds. Certain of our business development companies also earn incentive fees (i) quarterly based on net investment income for the prior quarter and (ii) 20% annually based on the business development company's capital gains for the year, subject to a high water mark. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the funds’ then-current fair value and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.
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
Under our arrangements with the historical owners and management team of Metropolitan, the management team and employees are allocated all carried interest in respect of the historical investments and commitments to the fund vehicles that have had a final closing on or prior to July 31, 2013, and 45% of the carried interest in respect of all other commitments.
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
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle generally expects to commit to fund approximately 1% of the capital commitments to our future CPE, Real Assets and GMS carry funds. We also intend to make investments in our Investment Solutions carry funds, our open-end funds and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
Carlyle and its eligible employees and officers generally have the right to co-invest with most of the CPE and Real Asset and GMS carry funds on a deal-by-deal basis, typically in an amount up to 5% of the investment opportunity (on top of our base commitment).
Corporate Citizenship
We are committed to the principle that building a better business means investing responsibly. In September 2008, Carlyle developed a set of responsible investment guidelines that consider the environmental, social and governance implications of certain investments we make. These guidelines were integral to shaping the corporate social responsibility guidelines later adopted by the members of the American Investment Council (formerly known as the Private Equity Growth Capital Council). We use the principles in these guidelines to inform our investment decision-making process for controlling, corporate investments.
We also have worked to develop internal expertise in sustainability to support deal teams and portfolio companies. We provide sustainability resources from workshops to pre-screened vendors that provide sustainability services to individualized support from our Chief Sustainability Officer. We are a member of Businesses for Social Responsibility, a global nonprofit business network dedicated to sustainability. We also educate portfolio companies in which we have a controlling interest on the guidelines for responsible investment and encourage them to review the guidelines at the board level on an annual basis. We issue an annual Citizenship Report that highlights cases where strengthening environmental and social performance helps to create value by supporting core business imperatives. We most often see sustainability efforts adding value in four areas: customer satisfaction, brand equity, operational efficiency and cost savings and workforce.
We are a member of the British Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant, on a voluntary basis, with the Private Equity Reporting Group Guidelines for Disclosure and Transparency when such companies become subject to these guidelines. Further, we are also a member of the Bundesverband Deutscher Kapitalbeteiligungsgesellschaften (BVK), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so.
AlpInvest is a signatory of the Principles for Responsible Investment and has adopted the UN Global Compact as a corporate social responsibility (CSR) framework to evaluate fund managers and portfolio companies. AlpInvest has fully integrated CSR into its investment process and actively engages with fund managers and other stakeholders in the private equity markets to promote sustainability and improved corporate governance as an investment consideration.
Carlyle is a leader on a new private equity fee reporting initiative released by the Institutional Limited Partners Association (ILPA) in January 2016. We were among the first private equity general partners to endorse and support the new investor reporting guidelines and are working with ILPA to roll out and implement the initiative. Under development for more than a year, the fee reporting template provides a streamlined roadmap for investor reporting. The template has received broad-based investor support from nearly 50 limited partners around the world.
Since Carlyle was established, our founders have recognized the value and benefits of maintaining a business model grounded in investment fundamentals, strong governance and transparency. We maintain strong internal corporate governance processes and fiduciary functions and are subject to regulatory supervision. Carlyle professionals receive regular and targeted training on many issues related to corporate governance and compliance, such as anti-corruption, conflicts of interest, economic sanctions and anti-money laundering. All employees annually certify to their understanding of and compliance with key global Carlyle policies and procedures.

At Carlyle, we believe that diverse teams and experiences bring tremendous value to our firm. We are committed to growing and cultivating an environment that fosters diversity in gender, race, ethnicity, sexual orientation, disability, religion and age, as well as cultural backgrounds and ideas.
In 2013, Carlyle established our Diversity & Inclusion Council, which we believe is the first of its kind in our industry. The mission of the 20 leaders of the Council was and still is twofold - to better enable Carlyle to hire the most talented professionals in the world, as well as fostering an environment of inclusiveness for diversity in all forms that will enhance our collaborative One Carlyle culture.
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
Competition
As a global alternative asset manager, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions, for both investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products which enable them to tailor their investments across alternatives in private equity and real estate. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
We generally compete with sponsors of public and private investment funds across all of our segments. Within our CPE segment, we also compete with business development companies, sovereign wealth funds and operating companies acting as strategic acquirers. In our GMS segment, we compete with private credit strategies, business development companies, distressed debt funds, mezzanine funds and other CLO issuers. In our Real Assets segment, we compete with real estate development companies and other infrastructure investment business. In our Investment Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. In the United States, the new government administration may propose changes to financial regulation that could increase competition from banks and non-bank institutions in certain of our business segments.
In addition to these traditional competitors within the global alternative asset management industry, we have increasingly faced competition from local and regional firms, financial institutions, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. In addition, large institutional investors and sovereign wealth funds have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities. Furthermore, in some cases, large institutional investors have reduced allocations to “fund of funds” vehicles and turned instead to private equity advisory firms that assist with direct investments. Greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors. As we continue to target high net worth investors, we also face competition from mutual funds and alternative asset management firms that have competing products.

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

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2016, we employed more than 1,600 individuals, including 660 investment professionals, located in 35 offices across six continents.

Operating Executives
Supplementing Carlyle’s investment expertise, we have retained a group of 30 senior business executives who have an average of more than 30 years of experience to help Carlyle invest wisely and create value across a range of industries. These operating executives are former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives are independent consultants and are not Carlyle employees. Operating executives are engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Carlyle typically retains these operating executives and bears the cost of such retainer fees. Operating executives may also be engaged by, and compensated by, our portfolio companies as directors or to otherwise advise portfolio company management.
Regulatory and Compliance Matters
United States
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The SEC, Commodity Futures Trading Commission (the “CFTC”) and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms.
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
TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities and house our anti-money laundering compliance function, is registered as a limited purpose broker/dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is also registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under the international broker/dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. TCG Securities acts as a placement agent, on a best efforts basis, for interests in private funds, as well as interests in special purpose vehicles, specifically debt and equity tranches of and collateralized loan obligations for which TCG Securities’ affiliates serve as collateral manager. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business with the public in the United States (including our broker/dealer), adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Our broker/dealer is subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker/dealer's operations have been made as a result of such examination.
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
In 2013, we launched two business development companies which entities are subject to all relevant provisions under the 1940 Act as investment companies. In 2015, we formed a wholly-owned subsidiary of one of the business development companies, which operates as a collateralized loan obligation issuer.
In 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Commodity Exchange Act to expand the CFTC’s regulatory jurisdiction with respect to certain derivative instruments, including swaps. In 2012, the CFTC rescinded an exemption from CFTC registration traditionally relied upon by private fund managers, narrowed an exception related to registered investment companies and amended related rules and guidance. As a result of these changes, managers of certain pooled investment vehicles with exposure in commodity interests now may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose alternative asset managers, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by the CFTC. Consequently, each of CGMSIM and Carlyle Commodity Management, L.L.C. ("CCM") is a NFA member and is registered with the CFTC as a CPO and/or CTA. In addition, certain Carlyle personnel are registered with the CFTC as Principals of certain of these entities. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of additional entities with the CFTC or file for additional exemptions from such registration requirements. In addition, as a result of their commodities interest-related activities, certain of our entities also may be subject to a wide range of other regulatory requirements, such as:

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
Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to extensive further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Certain of our subsidiaries are subject to compliance requirements in connection with the Alternative Investment Fund Managers Directive (the “AIFMD”), which generally became effective in countries across the European Economic Area (the “EEA”) in 2014. The AIFMD imposes significant regulatory requirements on alternative investment fund managers operating or marketing funds to investors within the EEA, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that must be satisfied for non-EEA fund managers to market or manage alternative investment funds into EEA jurisdictions. Authorization under the AIFMD is currently available only to EEA fund managers. One of Carlyle’s subsidiaries, AlpInvest, obtained such authorization in 2015. As such, AlpInvest is now a licensed as an alternative investment fund manager under the AIFMD by the Authority for Financial Markets in the Netherlands (the “AFM”). AlpInvest is also licensed by the AFM to provide investment management services under the Markets in Financial Instruments Directive. Carlyle’s other subsidiaries that manage or market alternative investment funds in the EEA currently do so in accordance with the national private placement regimes of the various EEA jurisdictions. Compliance with applicable AIFMD requirements may restrict Carlyle’s fund marketing strategy and will place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management. In 2017, we anticipate registering a newly-formed European investment manager to take advantage of the European marketing passport available to it under the AIFMD.
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
As outlined above, certain of our European subsidiaries must comply with the pan-European regime established by MiFID, which regulates the provision of investment services and conduct of investment activities throughout the EEA. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. A review of MiFID by the European regulators has led to the creation of a replacement directive and a new draft regulation (together “MiFID II”). Initially scheduled to come into effect in 2017, the European Commission delayed MiFID II's effective date to January 2018. When effective, MiFID II will enhance numerous aspects of MiFID and will impose many new compliance requirements on CECP and CELF, including in relation to transaction reporting, best execution-product governance and disclosure.
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
The Organisation for Economic Cooperation and Development (the “OECD”) has developed Common Reporting Standard (“CRS”) rules for the automatic exchange of FATCA-like financial account information amongst OECD member states. Like FATCA, CRS imposes certain due diligence, documentation and reporting requirements on various Carlyle entities. While CRS does not contain a potential withholding requirement, non-compliance could subject Carlyle to certain reputational harm.
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
In connection with the wind down of its operations, DGAM has applied to the Ontario Securities Commission to surrender its investment fund manager and portfolio manager licenses, but it will retain its exempt market dealer license to facilitate certain Carlyle fund marketing activities in Canada.
TCG Gestor is licensed by the Securities & Exchange Commission of Brazil as an investment adviser.
AlpInvest is registered as a cross-border discretionary investment management company with the Financial Supervisory Service of South Korea.
In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See “Item 1A. Risk Factors-Risks Related to our Company- Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties,” “-Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “-Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
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
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/The-Carlyle-Group-103519702981/) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/alerts.cfm. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.
The results of the recent U.S. Presidential election and “Brexit” referendum in the United Kingdom have created a climate of heightened uncertainty and have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. At the same time, the premiums embedded in corporate asset prices to compensate investors for bearing these risks have generally declined. This has also resulted in further uncertainty as it relates to the likely evolution of the global economy. To the extent that uncertainty in the market prompts sellers to readjust their valuations, attractive investment opportunities may become available. However, any reduction in the availability of credit financing that could result from market uncertainty could impact our ability to consummate larger transactions.
Changes in and uncertainty surrounding interest rates may have a material effect on our business, in particular as it relates to the cost and availability of financing for significant acquisition and disposition transactions and the resulting effects on our investment and fundraising cycles. In the United States, interest rates have risen by 40 to 70 basis points since the U.S.

presidential election in November 2016. The increase in base interest rates (Treasury and swaps) has not yet materially increased the interest rates on speculative grade debt because credit spreads have tightened. However, if credit markets weaken, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing. If there is a general slowdown in global merger and acquisition activity due to the lack of availability of suitable financing, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance fees and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2016, we invested approximately $18 billion through our carry funds and we have committed approximately $3 billion to new investments that we expect will close in the first half of 2017.

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
Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance fees to us or the creation of the obligation to repay performance fees previously received by us. The payment of less or no performance fees could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to distribute to our unitholders. The generation of less performance fees could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. Furthermore, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, both of which could lead to a decrease in our net income. Starting in the third quarter of 2015 and continuing through the first quarter of 2016, we experienced a period of elevated pricing for, and more limited access to, the high yield debt used in many of our buyout transactions. During that period, it was widely reported that the banks that committed to finance certain debt related to a large acquisition by one of our investment funds were unable to syndicate the debt because credit markets weakened and investor demand for financing waned. Due to unfavorable market conditions, our investment funds paid higher interest rates than originally anticipated, though the total amount of debt required for the transaction was reduced.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. Starting in the second quarter of 2016 and continuing into early 2017, credit has generally remained available on acceptable terms. However, it is possible that future tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive, which may negatively impact the operating performance of our portfolio companies who use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, if market conditions make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage and earn-out payments may expose us to substantial risks.
We use indebtedness as a means to finance our business operations, which exposes us to the risks associated with using leverage.  We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, issuing additional debt or issuing additional equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time we may access the capital markets by issuing debt securities. For example, in January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875%. In March 2013, we issued $400 million aggregate principal amount of thirty-year senior notes at a rate of 5.625% and in March 2014, we issued an additional $200 million aggregate principal amount of thirty-year senior notes at a rate of 5.625%. We also have a credit facility that provides for a term loan (of which $25.0 million was outstanding as of December 31, 2016) and revolving credit borrowings that has a final maturity date of May 5, 2020. The credit facility contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. In November 2016, Fitch downgraded our Long Term Issuer Default Rating from "A-" to "BBB+" based primarily on its assessment of our leverage ratio (measured as Debt/FEBITDA as formulated by Fitch) as compared to our peers and its belief that our leverage could increase meaningfully in 2017 before, in Fitch's view, potentially improving in 2018 and 2019. In October 2016, Standard & Poor's revised its outlook of the firm to negative from stable.
In addition, as part of the consideration for several of the new businesses we have acquired, we expect to incur future expenses related to these acquisitions including amortization of acquired intangibles, cash- and equity-based earn-out payments and fair value adjustments on contingent consideration issued. For example, we have used earn-out payments in several acquisitions to better align the interests of the managers of the acquired businesses with our interests. We may have earn-out payments due over the next several years in connection with our strategic investment in NGP and acquisition of Metropolitan. See Notes 6 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these earn-out payments. If these acquisitions do not perform as anticipated, we may not be required to fund these earn-out payments. However, to the extent the performance of an acquisition is significantly below plan, it may be an indication that any goodwill or acquired intangible assets from the acquisition is impaired. An impairment of intangible assets or goodwill would be recognized as an expense on our income statement. For example, we recognized impairment charges totaling approximately $220 million during 2015 related to the impairment of certain acquired intangible assets and goodwill. See “Risks Related to our Business—We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.”
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2016, 17% of our CPE, Real Assets and GMS carry fund portfolio was in public securities, which is a marked decrease from 26% of this portfolio that was held in public securities at December 31, 2015. In addition, transaction fees earned by our carry funds can vary from quarter-to-quarter and year-to-year depending on the nature of the investments in any given period. For example, in 2016, we earned approximately $31 million in transaction fees from our carry funds, which was an increase of approximately $21 million as compared to the total transaction fees we earned in 2015 of approximately $10 million, but was still down significantly from the total transaction fees of approximately $53 million we earned in 2014. The increase in 2016 from 2015 primarily was due to greater investment activity, primarily in our U.S. buyout funds, in 2016 as compared to 2015.
During periods in which a significant portion of our AUM is attributable to carry funds that are in the fundraising period or are in the investment period that precedes harvesting, as has been the case from time to time, we may receive substantially lower distributions. During 2017, we expect that our fee-earning assets under management will decrease as our existing funds continue to harvest investments because we will not yet have raised successor funds and activated the respective fees with which to replace the harvested assets. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest.
We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our quarterly results and cash flow. Because our carry funds have preferred investor return thresholds that need to be met prior to us receiving any carried interest, declines in, or failures to increase sufficiently the carrying value of, the investment portfolios of a carry fund may delay or eliminate any carried interest distributions paid to us with respect to that fund. This is because the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund or vehicle.
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, during the period from late 2013 to early 2015, we benefited from “catch-up” realized carried interest on some of our largest funds, but in 2016 we did not benefit from "catch-up" realized carried interest to the extent we had in prior years. In certain circumstances, we may also need to reduce the amount of realized carried interest we receive in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. Under the terms of the limited partnership agreement for CP V we are entitled to a carried interest equal to 20% of the realized profits of the fund once a preferred return threshold has been met. In 2016, we decided to take carried interest from profitable exits in this fund at a reduced rate to reserve for potential risk in the portfolio and reduce the potential for giveback. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, and other key personnel, including members of our executive group, our management committee, the investment committees of our investment funds and senior investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Our founders and other key personnel are not obligated to remain employed with us in their current capacities or at all. As part of our on-going succession planning, and to enhance our capabilities, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The efficacy of such future leadership may constitute an adverse risk to our business.
All of the Carlyle Holdings partnership units held by our founders are vested. The majority of the Carlyle Holdings partnership units received by other key personnel at the time of the Partnership’s initial public offering are vested, with the unvested portion scheduled to vest in two remaining annual installments on May 2, 2017 and May 2, 2018. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain "key persons" in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
Our senior Carlyle professionals and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our senior Carlyle professionals were to join or form a competing firm, that action could have a material adverse effect on our business, results of operations and financial condition. Furthermore, to the extent investors in certain of our open-ended products have the ability to redeem their investment, the loss of a key manager could trigger redemptions and thus adversely impact the business.
Recruiting and retaining professionals may be more difficult in the future, which could adversely affect our business, results of operations and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior Carlyle professionals and other professionals we employ. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new senior Carlyle professionals. The market for qualified investment professionals is extremely competitive and we may not be successful in our efforts to recruit, retain and motivate these professionals.
There are also certain factors that are not within our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as it relates to tax considerations regarding carried interest. For example, if the U.S. Congress or state, local or certain foreign governments enacted legislation to treat carried interest as ordinary income rather than as capital gain for tax purposes, this could result in a material increase in the amount of taxes that we and possibly our unitholders would be required to pay, which would in turn affect our ability to recruit, retain and motivate our current and future professionals. See “—Risks Related to U.S. Taxation—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Risks Related to our Company—In past years, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates.” The U.S. Congress also has considered on multiple occasions legislation that would subject carried interest and gain on the sale of investment services partnership interests to higher rates of U.S. federal income tax than are in effect under current law. The new administration and leaders in Congress have indicated their desire to pursue comprehensive tax reform and the disposition of the treatment of carried interest in such legislation is unclear. If enacted, such legislation could cause our investment professionals to incur a material increase in their tax liability with respect to carried interest. Outside the U.S., in April 2016, the United Kingdom adopted legislation that changed the scope of and tax rate for carried interest, which impacted certain of our investment funds and certain of our London-based investment professionals. These types of developments might make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives. In addition, the after-tax income and gain related to our business, our distributions to common unitholders and the market price of our common units, all could be reduced.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and is expected to be generally smaller in number of units than the grants of deferred restricted common units made at the time of our initial public offering on May 2, 2012. As we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2016, we incurred equity compensation expenses of $160.3 million in connection with grants of deferred restricted common units. We did not issue any deferred restricted phantom units in 2016. The value of our common units may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2016, our employees held an aggregate of 16,656,745 unvested deferred restricted common units, which vest over various time periods, generally from one and a half to six years from the date of grant. As of December 31, 2016, our employees also held an aggregate of 2,520 unvested deferred restricted phantom units, which vest over three years from the date of grant. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our unitholders.
At the time of our initial public offering and in several subsequent acquisitions, we issued Carlyle Holdings partnership units that are exchangeable on a one-for-one basis for common units. The exchange and sale of these units will increase the number of our common units that are traded in the public market. All of the Carlyle Holdings partnership units held by our founders are fully vested. Of the outstanding Carlyle Holdings partnership units held by our other senior Carlyle professionals, 79% are vested and 21% are unvested as of December 31, 2016. The remaining unvested Carlyle Holdings units generally will vest in two equal installments on May 2, 2017 and May 2, 2018.  Subject to the terms of the Exchange Agreement, including the applicable remaining vesting and minimum retained ownership requirements and other restrictions, Carlyle Holdings unitholders will generally be able to exchange their Carlyle Holdings partnership units for common units in the Partnership on a one-to-one basis each quarter starting in the second quarter of 2017.  See “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.”
We strive to maintain our One Carlyle culture of collaboration and seek to continue to align our interests (and the interests of our employees) with those of our fund investors. If we do not continue to develop and implement the right processes and tools to maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
In pursuing the interests of our fund investors, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to our fund investors and our discipline in this regard is in the long-term interest of us and our unitholders, our unitholders should understand this approach may have an adverse impact on our short-term profitability, and there is no guarantee that it will be beneficial in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. Additionally, in certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). We may receive requests to reduce management fees on other funds in the future. “—See Risks Related to Our Business—Our investors may negotiate to pay us lower management fees and the economic terms of our future may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
In prioritizing the interests of our fund investors, we may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “— Risks Related to Our Company — Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.”
We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.
Our growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks and legal and regulatory requirements. For example, in the past we have offered mutual funds and we continue to consider offering investment products that are available to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. These activities also may impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

The success of our growth strategy will depend on, among other things:

•	our ability to correctly identify and create products that appeal to our investors;

•	the diversion of management’s time and attention from our existing businesses;

•	management's ability to spend time developing and integrating the new business and the success of the integration effort;

•	our ability to properly manage conflicts of interests;

•	our ability to identify and manage risks in new lines of businesses;

•	our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

•	our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an investment team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex and we may encounter unexpected difficulties or incur unexpected costs.
In addition to the concerns noted above, the success of a firm acquisition will be affected by, on among other things:

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

Each acquisition transaction presents unique challenges and if a new product, business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with fund investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges and potential liability from investor or other complaints. In early 2016, we commenced the wind down of DGAM and in the second half of 2016, we decided to end our hedge fund partnerships with ESG and Claren Road and entered into agreements to transfer our ownership stakes in those businesses back to their founders. In 2016, we also commenced the wind down of our remaining commodities positions. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding DGAM, ESG and Claren Road.
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

•
compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and customs in the numerous global jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;

•	a potential increase in investor concentration; and

•	the broadening of our geographic footprint, including the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.
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
Our strategic initiatives may include joint ventures, which may subject us to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. We currently participate in joint advisory arrangements and may elect to participate in additional joint venture opportunities in the future if we believe that operating in such a structure is in our best interests. There can be no assurances that our current joint advisory arrangements will continue in their current form, or at all, in the future or that we will be able to identify acceptable joint venture partners in the future or that our participation in any additional joint venture opportunities will be successful. For example, in the second half of 2016, we decided to end our hedge fund partnerships with ESG and Claren Road and entered into agreements to transfer our ownership stakes in those businesses back to their founders. In 2016, we also commenced the wind down of our remaining commodities positions. As a result of these transfers, our hedge fund AUM and Fee-earning AUM both were reduced to immaterial amounts at December 31, 2016 from $8.3 billion and $7.8 billion, respectively, at December 31, 2015. It is possible that we could have continuing liability for the actions of such partnerships taken during our ownership period.
In past years, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.
Over the past several years, members of Congress and the administration of former President Obama have made a number of legislative proposals that would have, in general, treated income and gains now treated as capital gains, including gain on disposition of interests, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Common unitholders’ interest in us, our interest in Carlyle Holdings II L.P. and the interests that Carlyle Holdings II L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. More recently, the new administration and leaders in Congress have indicated their desire to pursue comprehensive tax reform. It is unclear when or whether the U.S. Congress will vote on this legislation, what provisions will be included in any legislation, if enacted, and what the disposition of the treatment of carried interest may be in any such legislation.

Some of the above legislative proposals have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35% (although Congress is considering proposals to lower that rate, as discussed below). In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
More recently, as further discussed below, both the new administration and the Republican members of the U.S. House of Representatives have indicated that comprehensive tax reform will be a high priority for them. Should comprehensive tax reform be undertaken, it could include a number of proposals that would have an impact on our business, both positive and negative. Comprehensive tax reform would have an impact on the companies and assets in which we invest and on our fund investors and unitholders. It is unclear whether comprehensive tax reform will be enacted or what the contours and key provisions and principles of such legislation would be. We continue to monitor developments regarding this potential legislation to determine the impact it could have on us, our investments, our fund investors and our unitholders.
States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has considered legislation under which common unitholders, even if they are not residents of New York, could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation may be enacted. In addition, states and other jurisdictions have considered legislation to increase taxes involving other aspects of our structure and have considered and enacted legislation which could increase taxes imposed on our income and gain. For example, the District of Columbia has passed legislation that could expand the portion of our income that could be subject to District of Columbia income or franchise tax.
Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, an area that focuses in part on payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. A number of European jurisdictions have enacted taxes on financial transactions, and the European Commission has proposed legislation to harmonize these taxes under the so-called "enhanced cooperation procedure," which provides for adoption of EU-level legislation applicable to some but not all EU Member States. Additionally, as discussed above, the new administration and Congress have announced other proposals for potential tax reform. Several of these proposals for reform, if enacted by the

U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by computer hackers, foreign governments or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Although we are not currently aware that we have been subject to cyber-attacks or other cyber- incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cyber security also has become a top priority for regulators around the world. For example, in 2016, one of the examination priorities identified by the SEC's Office of Compliance Inspections and Examinations’ (OCIE) was to review investment firms’ cyber security procedures and controls.
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. A failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies and structured credit funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.
We depend on our headquarters in Washington, DC, where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury, tax and finance functions, for the continued operation of our business. However, our global employee base services the needs of our investment funds and investors out of 35 offices around the world. In order to reduce expenses in the face of a difficult economic environment, we may need to close smaller offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected.
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. We may also need to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT professionals, is competitive and we may not be able to grow at the pace we desire.

In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse affect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
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

In recent years, the SEC and its staff have focused on issues relevant to alternative asset management firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. A number of such enforcement actions were brought within our industry in 2016. It is unclear whether the SEC and its staff will maintain the same level of enforcement activity under the new administration. Significant enforcement activity related to alternative asset management firms may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

Although the key enforcement priorities of the SEC under the new administration are unclear, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus on concerns related to transparency and investor disclosure practices.   Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices.  To this end, many firms have received inquiries during examinations or directly from the SEC Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.

The SEC’s focus in these areas could impact Carlyle in various ways.  For example, in November 2015, the SEC requested, on an informal basis, additional information about our historical monitoring fee acceleration practices, a topic of a recent enforcement action within the private equity industry.  We continue to cooperate with the SEC’s informal request.  In addition, our private equity funds frequently engage operating executives who often work (generally, on a part-time basis) with our investment teams during due diligence, provide board-level governance and support and advise portfolio company management. Operating executives generally are third parties, are not considered Carlyle employees and typically are retained by us pursuant to consulting agreements. Generally these consultants also are involved in non-Carlyle related activities, including serving on boards of companies that are not our portfolio companies. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our private equity funds may indirectly bear the cost of the operating executive’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of our operating executives, the SEC staff may disagree.

We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. In 2014, the SEC indicated that investment advisers that receive transaction-based compensation for investment banking or acquisition activities relating to fund portfolio companies may be required to register as broker-dealers. Specifically, the Staff noted that if a firm receives fees from a fund portfolio company in connection with the acquisition, disposition or recapitalization of such portfolio company, such fees could raise broker-dealer concerns under applicable regulations related to broker dealers. In 2016, the SEC charged an SEC-registered investment advisor to a private equity fund and its principal with violating Section 15(a) of the Exchange Act for providing brokerage services and receiving transaction-based compensation in connection with the purchase and sale of portfolio companies while not being registered as a broker-dealer. To the extent we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from a portfolio company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages. Even if a regulatory investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to such matters could harm our reputation. In addition, our ability to accelerate such fees in the future could be affected.
We regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act, the Commodity Exchange Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States.
Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See—“Business —Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. For example, in 2013, we launched two business development companies that are investment companies under the Investment Company Act and subject to the rules thereunder, which, among other things, regulate the relationship between a registered business development company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. These additional regulatory requirements may expose us to liabilities and penalties if we fail to comply with the applicable rules and regulations.

In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office of Foreign Assets Control (“OFAC”) engaged in by the reporting company or any of its affiliates, including in our case some of our portfolio companies, during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law. Although the ITRA also expanded the scope of U.S. sanctions by requiring foreign entities majority owned or controlled by a U.S. person to abide by U.S. sanctions against Iran to the same extent as a U.S. person, this restriction and certain sanctions were eased on January 16, 2016, when OFAC issued General License H and the U.S. Government relaxed or revoked other sanctions pursuant to the Joint Comprehensive Plan of Action (the “JCPOA”), a multilateral agreement regarding Iran’s nuclear program. The JCPOA did not alter, however, our ITRA obligation to separately file with the SEC a notice that specified activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of ITRA-specified activity, even if such activity is legally permissible and not subject to sanctions under applicable law, and any fines or penalties actually imposed on us or our affiliates as a result of impermissible any Iran-related activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed pursuant to Section 13 of the Exchange Act, certain permissible dealings and transactions and to date, we have not received notice of any investigation into such activities.
It is unclear what impact the United Kingdom’s exit from the European Union will have on the Partnership or the fund portfolio companies.
On June 23, 2016, the United Kingdom (the “UK”) held a referendum on whether to remain a member state of the EU, in which voters favored the UK’s withdrawal from the EU. At this time, it is difficult to predict precisely how the UK’s withdrawal from the EU will be implemented and what the economic, tax, fiscal, legal, regulatory and other implications will be for the private investment funds industry and the broader European and global financial and real estate markets generally and for the Partnership, its investment funds and fund portfolio companies, specifically. Under the process for withdrawing from the EU contemplated in the Treaty on European Union, the UK will remain a member state until a withdrawal agreement is entered into or, if later (and no extension is agreed), two years following notification of the UK’s intention to withdraw from the EU. The UK has not formally notified the European Council of its intention to leave and there is no certainty that the UK government will do so; instead the UK government may seek to negotiate a bespoke withdrawal right with the agreement of the remaining EU countries. In either case, it is widely expected that it will take longer than two years before the terms of a withdrawal agreement are negotiated and known. As a consequence, it is likely that the UK will remain a member state subject to EU law with privileges to provide services under the single market directives for at least two more years. However, given the size and importance of the UK’s economy, uncertainty or unpredictability about its legal, political and/or economic relationships with Europe is now, and may continue to be for the foreseeable future (including beyond the date of the UK’s withdrawal from the EU), a source of instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, the outcome of the UK referendum could have a destabilizing effect in which other member states may consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for the Partnership, its investment funds and fund portfolio companies.
Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
As a result of the global financial crisis and highly publicized financial scandals, over the past several years there has been an active debate over the appropriate extent of regulation and oversight of the financial industry, including private investment funds and their managers. The regulatory and legal requirements that currently apply to our business are subject to change from time to time and may become more restrictive, which may impose additional expenses on us, make compliance with applicable requirements more difficult, require significant attention of our senior management team or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. Although the new administration has indicated a desire to repeal, revise or replace the Dodd-Frank Act, it is uncertain when and in what manner such legislation may be repealed or otherwise changed. Among other things, the Dodd-Frank Act currently includes the following provisions, which could have an adverse impact on our ability to conduct our business:

•
The Dodd-Frank Act imposes a number of restrictions on the relationship and activities of banking organizations with private equity funds and hedge funds and other provisions that will affect the private equity industry, either directly or indirectly. Among other things, the Volcker Rule generally prohibits any “banking entity” (broadly defined as any insured depository institution, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule also requires certain nonbank financial companies that have been designated as systemically important by the Financial Stability Oversight Council (FSOC) and subject to supervision by the Federal Reserve to comply with additional capital requirements and comply with certain other quantitative limits on such activities, although such entities are not expressly prohibited from engaging in proprietary trading or sponsoring or investing in such funds. Furthermore, divestitures by banking entities of impermissible ownership interests in covered funds to comply with the Volcker Rule may lead to lower prices in the secondary market for interests in our funds, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest.

•
The Dodd-Frank Act also imposes a new regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In connection with the Dodd-Frank Act, the CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions and regulatory requirements for cross-border swap activities. For example, the CFTC finalized a rule governing margin requirements for uncleared swaps entered into by swap dealers and major swap participants who are not supervised by a “prudential regulator” (“covered swap entities”). The final rule generally requires covered swap entities, subject to certain thresholds and exemptions for inter-affiliate swaps, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the finalized rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as such entity and certain affiliates have an average aggregate daily notional amount of uncleared swaps exceeding $8 billion for June, July and August of the previous calendar year, to collect and post a minimum amount of “initial margin” in respect of each uncleared swap. In addition, the finalized rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post or collect (as appropriate) “variation margin”. These margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

•
The Dodd-Frank Act amends the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities (the “U.S. Risk Retention Rules”). In October 2014, five federal banking and housing agencies (the Federal Deposit Insurance Corporation, the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) and the SEC issued the final credit risk retention rules. With respect to the regulation of CLOs, the U.S. Risk Retention Rules require that either (i) the “sponsor” (which, in most cases, will be us) or a “majority-owned affiliate” thereof (in each case as defined therein) will retain an “eligible vertical interest” or an “eligible horizontal residual interest” (in each case as defined therein) or any combination thereof in the CLO in the manner required by the U.S. Risk Retention Rules (provided that in certain circumstances, as described therein, a “sponsor” may offset the amount of “eligible interests” (as defined therein) it is required to own by the eligible interests in the CLO acquired by an “originator” (as defined therein) in such CLO) or (ii) the CLO is an “open market CLO” that buys and holds only certain “CLO-eligible loan tranches” (in each case as defined therein). The U.S. Risk Retention Rules became effective on December 24, 2016 (the "U.S. Risk-Retention Effective Date") (and CLOs issued prior to that date are exempt from the requirements set forth in the U.S. Risk Retention Rules, except in connection with any offer and sale of securities thereunder after the U.S. Risk Retention Effective Date). The U.S. Risk Retention Rules contain provisions that may have adverse effects on us and/or the holders of the notes or other securities issued by our CLOs. The U.S. Risk Retention Rules permit the financing of a required retention interest to be financed on a full recourse basis and, to the extent that we were to employ leverage for our required retention investments, the U.S. Risk Retention Rules generally prohibit the transfer or hedging of the related risk, which could cause losses to be earlier and larger than they would have been if leverage were not employed.

•
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC re-proposed a rule, as part of a joint rulemaking effort with U.S. federal banking regulators, that would apply to "covered financial institutions," including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and impose substantive and procedural requirements on incentive-based compensation arrangements. The application of this rule, if adopted, to us could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications in 2017.

•
The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the giveback of any related incentive compensation from current and former executive officers.

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

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. In August 2016, the SEC approved “pay to play” regulations proposed by FINRA that are largely similar to the SEC’s regulations. When effective in August 2017, the FINRA rules will effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.

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

In early February 2017, the new administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills have been introduced in recent years as avenues to amend the Dodd-Frank Act, including the Financial CHOICE Act (the “CHOICE Act”), which is currently pending in the House of Representatives and the Financial Regulatory Improvement Act of 2015 (“FRIA”), which is currently pending in the Senate. If reintroduced, these bills, while different, could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other proposals. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act and the Advisers Act, while the FRIA would change the operations, structure and accountability of the Federal Reserve System.

The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the fund industry generally and/or us, specifically. It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, there may be an increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The short-term and long-term impact of the Basel III capital standards is uncertain.
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
Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.
Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular the EU, has become subject to further regulation. Governmental regulators and other authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.

The Capital Requirements Regulation together with the recast Capital Requirements Directive (collectively “CRD IV”), reformed the EU's capital requirements regime for credit institutions and investment firms. CRD IV implements the key Basel III reforms in the EU. These include amendments to the definition of capital and counterparty credit risk and the introduction of a leverage ratio and liquidity requirements. CRD IV was also used to introduce other reforms, such as to introduce stricter control on remuneration of key employees and risk takers within certain credit institutions and investment firms. The regulation became applicable and member states were required to transpose the Directive's requirements from January 1, 2014. The extent of CRD IV’s impact on a credit institution or investment firm will depend on a variety of factors, including the firm’s size and the nature of its activities. It is possible that other regulators may seek to impose similar controls on remuneration of personnel.  Currently, Carlyle is permitted to disapply CRD IV’s restrictive remuneration provisions.  However, to the extent that European regulators determine that Carlyle must comply with these restrictions or such regulators incorporate similar restrictions into other European directives to which Carlyle is subject, it may be necessary for certain of our subsidiaries to change their compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel.

The AIFMD was implemented in most jurisdictions in the European Economic Area, (the “EEA”), on July 22, 2014. In general, the AIFMD regulates alternative investment fund managers (“AIFMs”) of a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the circumstances) outside the EEA. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD was intended to have a staged implementation through 2018, but certain key milestones related to the implementation have been delayed. As a result of the business activities of certain of our subsidiaries, such subsidiaries currently are subject to various compliance obligations in connection with the AIFMD, including investor and regulatory reporting, portfolio company asset stripping restrictions, deal-related notifications and remuneration reporting. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM under the AIFMD by the Authority for Financial Markets in the Netherlands. In 2017, we anticipate registering a newly-formed European investment manager to take advantage of the European marketing passport available to it under the AIFMD. To the extent that other of our subsidiaries obtain authorization under the AIFMD, additional compliance obligations also will apply to these and other of our entities, including rules relating to the remuneration of certain personnel, minimum regulatory capital requirements and restrictions on use of leverage.  These and other AIFMD obligations may have an adverse effect on us and/or our investment funds by, among other things, increasing the regulatory burden and costs of raising money and doing business in EEA jurisdictions, imposing capital requirements on our business, imposing extensive disclosure obligations on certain investment funds and portfolio companies, and disadvantaging our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors, which may not be subject to the requirements of the AIFMD.

Certain of our European subsidiaries must comply with the pan-European regime established by MiFID which regulates the provision of investment services and conduct of investment activities throughout the European Economic Area. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. As MiFID has been substantially amended over the years and further strengthening of certain provisions was deemed necessary and timely after the financial crisis, European regulators concluded the regulation should be revised, which has led to the creation of a replacement directive and regulation (together “MiFID II”). MiFID II was published in 2014 and is now scheduled to become effective in January 2018. When effective, MiFID II will enhance numerous aspects of the existing regulations and is expected to impose many new compliance requirements on our European operations, which will increase our costs of compliance. We may be required to invest significant additional management time and resources to address the new requirements.

In December 2011, China’s National Development and Reform Commission (the "NDRC Regulation") issued a new circular regulating the activities of private equity funds established in China. The circular established new rules relating to the establishment, fundraising and investment scope of such funds; risk control mechanisms; basic responsibilities and duties of fund managers; information disclosure systems; and record filing. As a supplement to the NDRC regulations in August 2014, China Securities Regulatory Commission (“CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). These new regulations adopt a very broad definition of private investment funds, potentially including private equity funds. In recent years, regulations, directives and guidelines from, amongst others, the Administration for Industry and Commerce and the Asset Management Association of China (“AMAC”) have continued to regulate private investment funds incorporated in China. For example, during the course of 2016. AMAC issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February, 2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February, 2016), “Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised Funds” (February, 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April, 2016) and “Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April, 2016). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds, imposing extensive disclosure obligations on RMB-denominated investment funds and their associated portfolio companies, and disadvantaging our investment funds as bidders, imposing significant capital requirements on managers of RMB denominated investment funds, imposing numerous registrations and ongoing filings by private investment fund managers in China with multiple government authorities.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (PII) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability and could damage our reputation and adversely affect our business.

Changes in tax laws by foreign jurisdictions could arise as a result of BEPS projects being undertaken by the OECD. In addition to the OECD, the European Commission has also proposed a number of changes within the EU. The OECD, which represents a coalition of member countries, is contemplating changes to numerous tax principles. These contemplated changes, if finalized and adopted by countries, could increase uncertainty faced by us, our business and our investors, change our business model or increase the cost of acquiring businesses. Several changes have already been enacted including deductibility of interest limitations, modifications of financing structures and the increased transparency. The timing or impact of these proposals and adoptions by various member countries is unclear at this point. There are also continual changes to tax laws, regulations and interpretations, which could impact our structures or the returns to investors.

The EU has adopted certain risk retention and due diligence requirements (“EU Risk Retention and Due Diligence Requirements”) in respect of various types of EU-regulated investors including our credit institutions, authorized AIFMs, investment firms, insurance and reinsurance undertakings and (subject to the completion of secondary legislation) Undertakings for Collective Investment in Transferable Securities (UCITS) funds.  Among other things, such requirements restrict an investor who is subject to the EU Risk Retention and Due Diligence Requirements, from investing in securitizations, including funds managed by us, unless: (i) the originator, sponsor or original lender in respect of the relevant securitization has explicitly disclosed that it will retain, on an on-going basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) that investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including but not limited to its note position, the underlying assets and (in the case of certain types of investors) the relevant sponsor or originator.
To the extent the EU Risk Retention Rules are to be satisfied through the EU “sponsor” option, it is expected that the holder of the EU retention interest will be authorized by the UK Financial Conduct Authority under the Financial Services and Markets Act 2000 (“FSMA”) and capitalized (with regulatory capital and other required resources) in a manner necessary or advisable to enable it to satisfy the requirements of FSMA and the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”). In addition, such “sponsor” holding the EU retention interest would be required to demonstrate that: (a) it is a CRR investment firm, (b) it is authorized to, and does, carry on a business of providing investment management services and activities listed in paragraph (7) of Section A of Annex 1 of Directive 2004/39/EC (placing of financial instruments without a firm commitment basis), and (c) it is a “sponsor” for the purposes of Article 405 of the CRR. For purposes of these requirements, “CRR” means Regulation No 575/2013 of the European Parliament and of the Council (as amended from time to time and as implemented by Member States of the European Union) together with any implemented or delegated regulations, technical standards and guidance related thereto. Whether a collateral manager of a CLO qualifies as an EU “sponsor” under the CRR will depend upon the MiFID authorizations (or permissions) the collateral manager holds from its EU home country supervisor.
Certain of the CLOs currently being managed by one of our affiliates have been designed to comply with the EU Risk Retention Rules via the “sponsor” approach. For these CLOs, CELF Advisors LLP, one of our asset-management affiliates with the required MiFID permissions to act as the “sponsor” of CLOs, has undertaken to hold the EU retention interest for ten CLOs to date. In the future, certain other newly-formed affiliates may serve as “sponsor” and holder of the EU retention interest on CLO investments.
The EU Retention Rules may also be satisfied if the “originator” holds the EU retention interest. Article 4(1)(13) of the CRR defines “Originator” as either (1) an entity that itself or through related entities, directly or indirectly, was involved in the original agreement which created the obligations or potential obligations of the debtor or potential debtor giving rise to the exposure being securitized or (2) an entity that purchases a third party’s exposures for its own account and then securitizes them. In the future, certain newly-formed affiliates may serve as “originator” and holder of the EU retention interest on CLO investments.
The European Commission, on September 30, 2015, proposed new regulations which would, among other things, consolidate and restate the different EU Risk Retention and Due Diligence Requirements into a single rule that would apply to the types of investors subject to the existing EU Risk Retention and Due Diligence Requirements and to certain other types of EU institutional investors, and would apply directly to originators, sponsors and original lenders that are established in EU member states. The European Parliament has proposed further changes including increases in the minimum percentage of retained interest depending on the type of interest retained. The proposed regulations also include extensive disclosure and transparency requirements for securitizations, and the European Parliament’s proposals include restrictions on the types and jurisdictions of entities that may participate in the securitization market. These proposed rules are subject to further negotiation and agreement between, and later adoption by the European Parliament and Council. At this time it is uncertain to what extent any changes in the existing EU Risk Retention and Due Diligence Requirements will apply to existing transactions and there can be no assurances as to whether and to what extent such transactions will be affected by a change in law or regulation relating to the EU Risk Retention and Due Diligence Requirements. Failure to comply with one or more of the requirements may result in various penalties, including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the notes issued by our CLOs acquired by the relevant investor. In addition such regulations could have a negative impact on the price and liquidity of certain of our EU CLO notes in the secondary market.
In December 2015, the European Banking Authority (“EBA”) produced guidelines to set appropriate aggregate limits to shadow banking entities when carrying out banking activities. These guidelines came into effect on January 1, 2017. While most alternative investment funds are excluded from the definition of “shadow banking entity,” funds that use leverage on a substantial basis at fund level or have certain third-party lending exposures are within the definition. When dealing with shadow banking entities, the EEA financial institution would be required to implement additional effective processes (including with respect to due diligence) and set internal aggregate and individual limits to such exposures where they exceed 0.25% of the institution’s eligible capital. While the guidelines do not themselves introduce a quantitative limit to institutions’ exposures to shadow banking entities at the individual or aggregate exposure level, they place the responsibility on the banking sector to demonstrate that risks are managed effectively. Affected institutions will be required to set internal aggregate and individual limits to exposures to individual shadow banking entities which could limit or restrict the availability of credit and/or increase the cost of credit from these institutions for impacted funds.
In November 2016, the European Central Bank (“ECB”) issued draft guidance on leveraged transactions. The ECB guidance will apply to significant credit institutions supervised by the ECB in member states of the euro zone. Under the draft guidance, credit institutions are expected to have in place internal policies that include a definition of “leveraged transactions”. Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times; or (ii) the borrower is owned by one or more “financial sponsors”. For these purposes a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. In summary, credit institutions are expected to define their appetite for underwriting and syndicating transactions, which will include defining acceptable leverage levels. Underwriting of transactions having a ratio of total debt to EBITDA exceeding 6.0 times at deal inception is a high level of leverage and should be exceptional. For most industries, the ECB believes a leverage level in excess of 6.0 times total debt to EBITDA should raise concerns. The consultation on the ECB guidance ended on January 27, 2017. If the guidance is adopted substantially in its current form , credit institutions in the euro zone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for funds or portfolio companies involved in leveraged transactions. Credit institutions may be reluctant to enter into a leveraged transaction having a ratio of total debt to EBITDA exceeding 6.0 times absent an extraordinary justification.

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
See—“Risks Related to Our Business Operations —Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “Business — Regulatory and Compliance Matters”—for more information.
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

In addition, derivatives regulations in the United States and Europe are effectively transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which a majority of swap transactions are executed on registered exchanges and cleared through central counterparties. These regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We are evaluating final rules promulgated separately by the CFTC and certain U.S. prudential regulators, as well as awaiting certain related rules under the EMIR to determine the impact on our business. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.
Furthermore, the CFTC has proposed rules relating to position limits on derivatives (including futures, options and swaps) with certain underlying reference assets, as well as supplemental rules relating to the aggregation of derivative positions among commonly owned or controlled entities and exemptions from such aggregation. In December 2016, the CFTC finalized the rules related to the aggregation of positions, but proposed for further comment the position limit rules. It is unclear when the CFTC intends to finalize such rules. In addition to these U.S. requirements, we may be subject to similar position limit requirements in Europe under MiFID II, once it is effective. As proposed, MiFID II includes intra-day aggregation requirements for certain derivative positions. Currently, MiFID II is scheduled to come into effect in January 2018. The finalization of these various rules and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Moreover, in order to avoid exceeding position limits, it is possible that we and our affiliates may need to significantly alter our business processes related to such trading, including by modifying trading strategies and instructions.
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

To the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. For example, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, Urbplan Desenvolvimento Urbano S.A. (“Urbplan”) a portfolio investment of certain Carlyle real estate investment funds that we began to consolidate as of September 30, 2013, began facing serious liquidity problems in late 2012 and required additional capital infusions to continue operations. Urbplan has substantially completed construction of its development projects and no new development projects have been approved. At this time, Urbplan's projected revenues and cash flow may be insufficient to timely satisfy all of Urbplan's debt obligations, necessitating a restructuring of its debt obligations or a potential bankruptcy reorganization or insolvency proceeding. Furthermore, while we have not expressly assumed any of Urbplan's obligations or liabilities, in any such proceeding customers or other creditors in certain circumstances might seek to assert claims against us or our portfolio companies under certain consumer protection, labor or other laws. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our private equity funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
In addition, the laws and regulations governing the limited liability of such issuers and portfolio companies vary from jurisdiction to jurisdiction, and in certain contexts the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such issuer. For example, if one of our portfolio companies is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection, labor, tax or bankruptcy laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other portfolio companies (including the Partnership) in that jurisdiction. There can be no assurance that the Partnership will not be adversely affected as a result of the foregoing risks.
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
In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom, and other jurisdictions, have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.
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
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the alternative asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Investment Solutions segment's constituent firms: AlpInvest and Metropolitan, we have erected an information barrier between the management teams at these firms and the rest of Carlyle. See “—Risks Related to Our Business Operations—Our Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Risks Related to Our Business Operations
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our unitholders did not receive any benefit. See “—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
Poor performance of our investment funds may also make it more difficult for us to raise new capital. Investors in our funds might decline to invest in future investment funds we raise. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income.
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

In 2016, we commenced a four-year fundraising cycle (the pace of which we expect will accelerate through 2019) during which we are targeting to raise approximately $100 billion in new capital commitments. Our ability to raise this capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals are near the highest they have been since 2008, there can be no assurance that this historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and fund of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of alternative asset managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors' ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. We are currently working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. For instance, we have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our investors (or to decline to receive any transaction fees from portfolio companies owned by our funds). To the extent we accommodate such requests, it could result in a decrease in the amount of fee revenue we earn. See “—A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees. Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees.” Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain fund investors during which we do not charge management fees for a fixed period of time (such as the first six months) or we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “—The alternative asset management business is intensely competitive.”
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
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does and/or derive a different value than the other sponsor has derived on the same investment, which could cause some investors to question our valuations.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds.
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.
We have presented in this Form 10-K information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise, however, are not directly linked to returns on our common units. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common units. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds, and could therefore have a negative effect on our performance, our ability to raise future funds and in all likelihood the returns on an investment in our common units.
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

•
our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past (including, for example, particularly favorable borrowing conditions from 2013 through early 2015 for many of our investments that relied heavily on the use of leverage);

•	newly-established funds may generate lower returns during the period that they take to deploy their capital.
Our recent performance has benefited from today's high multiples and asset prices by selling investments made in past years at what we believe to be attractive prices. In the current market environment, earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See—“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our CPE and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, the interest payments on the indebtedness used to finance our carry funds’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. On October 5, 2015, the OECD published additional papers under the BEPS initiative. In action 4, the OECD recommends that countries adopt a limitation on excessive deductions under a fixed ratio rule and supplemented by a worldwide group ratio and certain targeted rules as needed. It is anticipated that ratios may range between 10% and 30%. It is still unclear how different countries will implement the various recommendations and it is unclear how this will affect the current deductibility of interest in the various jurisdictions. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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

When our private equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our CPE and Real Assets funds’ portfolio investments came due, these funds could be materially and adversely affected.
Many of our GMS funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investment that our investment funds make. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds.
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition and cash flow.
A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees.
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
In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). To the extent we change our current fee practices, it could result in a decrease in the amount of fee revenue we earn. For example, in our latest U.S. buyout fund, fund investors are generally entitled to receive 80% of any transaction fees we generate. See “—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

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
We may lose investment opportunities in the future if we do not match investment prices, structures, products or terms offered by our competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by our competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative asset management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability. See “—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
The attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow. See “—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities.  Because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International's Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. Similarly, our funds invest in companies in the U.S. and other jurisdictions with low perceived corruption but whose business may be conducted in other high-risk jurisdictions.
Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not be developed or our access to information may be very limited. Fraud, accounting irregularities and deceptive practices can be especially difficult to detect in such locations. In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or inquiries and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess and quantify settlements, enforcement actions and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition and operations, as well potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

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

•
under ERISA, a “trade or business” within a “controlled group” can be liable for the ERISA Title IV pension obligations (including withdrawal liability for union multiemployer plans) of any other member of the controlled group. This “controlled group” liability represents one of the few situations in which one entity’s liability can be imposed upon another simply because the entities are united by common ownership, but in order for such joint and several liability to be imposed, two tests must be satisfied: (1) the entity on which such liability is to be imposed must be a “trade or business” and (2) a “controlled group” relationship must exist among such entity and the pension plan sponsor or the contributing employer. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, at least one federal Circuit Court case has concluded that an investment fund could be a “trade or business” for ERISA purposes (and, consequently, could be liable for underfunded pension liabilities of an insolvent portfolio company) based upon a number of factors present in that case, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Ongoing litigation related to the Circuit Court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment, and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether or not an investment fund is determined to be a trade or business for purposes of ERISA, a court might hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above; and

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
According to publicly released statements, a top legislative priority of the new administration and the new Congress is significant tax reform, including significant changes to the taxation of business entities and the deductibility of corporate interest expense. It is possible that certain aspects of any such reform could negatively impact investments in real estate.
Real estate markets may experience sharp increases in capitalization rates and declines in value as a result of overall economic decline and the limited availability of financing and the value of certain investments in our real estate funds may decline significantly, as was the case in 2008 and 2009 in the United States, Europe and Japan. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, our funds’ properties are often managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
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

Our investment funds may invest in assets denominated in currencies which differ from the currency in which the Fund is denominated.

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

We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “—Risks Related to Our Business Operations—Risk management activities may adversely affect the return on our and our funds’ investments.” And “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2016, approximately 38% of the cumulative capital invested by our Corporate Private Equity, Real Assets and Global Market Strategies carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

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
Our funds’ investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies or that there will be changes in the cost of currency conversion and/or exchange control regulations. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, the increase in the value of the dollar makes it more difficult for companies outside of the United States that depend on non-dollar revenues to repay or refinance their dollar liabilities and a stronger dollar also reduces the domestic value of the foreign sales and earnings of U.S.-based businesses.
Regulatory action to implement controls on foreign exchange and outbound remittances of currency could also impact the dollar value of investments proceeds, interest and dividends received by our investment funds, gains and losses realized on the sale of investments and the timing and amount of distributions, if any, made to us. For example certain Asian countries, including China have implemented stricter controls on foreign exchange and outbound remittances, and several governmental entities such as, The Peoples Bank of China (PBOC), the State Administration of Foreign Exchange (SAFE), the National Development and Reform Commission (NDRC) and the Ministry of Commerce (MOFCOM) have instituted additional reporting, review and verification steps around control outbound payments on capital account items. Furthermore, in certain cases, our fund management fees are denominated in foreign currencies. With respect to those funds, we are subject to the risk that the value of a particular currency will change in relation to one or more other currencies in which the fund has incurred expenses or has made investments.
We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.
If, at the end of any of the life of our CPE, Real Assets and GMS carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2016, we had accrued a giveback obligation of $160.8 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date. The majority of these repayment obligations are related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. Approximately $157 million of the accrued giveback obligation relates to our interests in the Legacy Energy Funds, over half of which relates to Energy II and Energy III and is expected to be paid in 2017. As of December 31, 2016, approximately $58.5 million of the total accrued giveback obligation is attributable to Carlyle Holdings, all of which relates to the accrued giveback obligation from the Legacy Energy Funds.
When payment of a giveback obligation is anticipated (or "realized"), the portion of this liability that is expected to be borne by the unitholders (i.e., the amount not expected to be funded by Carlyle professionals) has the effect of reducing our Distributable Earnings, which therefore may result in a lower distribution to unitholders. For example, in the year ended December 31, 2016, two of our Legacy Energy Funds (Energy II and Energy III) realized $114 million of the accrued giveback obligation, of which approximately $36 million is attributable to Carlyle Holdings. Accordingly, our Distributable Earnings

from our Real Assets segment were reduced by this amount in 2016. Any remaining giveback obligation required to be funded on behalf of our funds (most of which is attributable to two other Legacy Energy Funds - Energy IV and Renew II) would generally be due upon the liquidation of the remaining assets from the funds.
If, as of December 31, 2016, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.1 billion, on an after-tax basis where applicable. Since inception, we have paid $101.2 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation.
Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2016, approximately $102.3 million of our $160.8 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We also set aside cash reserves from carried interest we receive and retain for potential giveback obligations that we may be required to fund in the future. However, we have not set aside additional cash reserves relating to the secondary liability we retain for the giveback obligations attributable to our individual senior Carlyle professionals and other employees if they fail to satisfy these obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 11 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
The governing agreements of almost all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the expected amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up. In addition, the governing agreements of certain of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, earnings and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.

The AlpInvest funds vehicles generally provide for suspension or termination of investment commitments in the event of cause, key person or regulatory events, changes in control of Carlyle or of majority ownership of AlpInvest, and, in some cases, other performance metrics, or in a limited number of cases, the right of a supermajority of the investors to remove the general partner of the fund without cause, but generally have not provided for liquidation without cause.
The latest generation of Metropolitan funds generally provide for suspension of the investment period if there is a key person event, the right of a supermajority of investors to remove the general partner with or without cause, and the right of a majority of investors to accelerate the liquidation date of the fund without cause by a simple majority vote.
Where AlpInvest and Metropolitan funds include “key person” provisions, they are focused on specific existing AlpInvest or Metropolitan personnel as applicable. While we believe that existing management have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of the funds vehicles. In addition, AlpInvest funds and certain Metropolitan vehicles have historically had few or even a single investor. In such cases, an individual investor may hold disproportionate authority over decisions reserved for third-party investors. Investors in our managed accounts or “funds of one” vehicles generally have bespoke rights allowing them to, among other things, terminate the investment period or cause a dissolution of the account or vehicle for a variety of reasons. To the extent these accounts or vehicles cease to invest or are dissolved, the fees generated by them may be reduced.
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
Investors in our carry funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Third-party investors in private equity, real estate assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including co-investment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different private equity funds may invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest.

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

Risk management activities may adversely affect the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall firm or investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by the firm or a fund. See “—Rapidly changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business."
Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, South America, Ireland, Peru, Japan, or Sub-Saharan Africa; and we advise funds that invest in a single industry sector, such as financial services and power. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.
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
While the price of oil generally increased in 2016, we continue to see volatility.  Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East and Africa, actions of the Organization of Petroleum Exporting Countries, the non-U.S. supply of oil and natural gas, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. The increase in oil prices in 2016 had a positive impact on our natural resources and Legacy Energy portfolio which appreciated 24% and 10%, respectively, for the year.  In the event oil prices decline, it is possible our portfolio could be adversely impacted.
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Since the global financial crisis, we have experienced and subsequent recovery has caused significant fluctuations in the value of securities held by our funds. The concomitant recession and recovery in the real economy subsequent to the global financial crisis also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered seven consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as geopolitical events, increased risk of rising inflation and interest rates interacting with high debt levels and external economic weakness. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that global GDP would quickly return to its pre-crisis trend. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. Continued strength in the U.S. Dollar could also increase default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (EMEs), particularly in those economies whose currencies have declined sharply relative to the U.S. dollar. An increase in emerging markets corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these downward trends. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Organizational Structure-The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”

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
The development, operation and maintenance of power generation facilities involves various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policies, demand for energy and similar events, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining or restoring power generation businesses. Such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose to or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
Our natural resource portfolio companies may also face construction risks typical for power generation and related infrastructure businesses, including, without limitation:

•	labor disputes, work stoppages or shortages of skilled labor;

•	shortages of fuels or materials;

•	slower than projected construction progress and the unavailability or late delivery of necessary equipment;

•	delays caused by or in obtaining the necessary regulatory approvals or permits;

•	adverse weather conditions and unexpected construction conditions;

•	accidents or the breakdown or failure of construction equipment or processes;

•	difficulties in obtaining suitable or sufficient financing; and

•	force majeure or catastrophic events such as explosions, fires and terrorist activities and other similar events beyond our control.
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation. These regulators include Federal Energy Regulatory Commission (the “FERC”), which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (“NERC”), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (the “FPA”), The Energy Policy Act of 2005, Natural Gas Act, as amended (the “NGA”) and state and, perhaps, local public utility laws. On the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules regulations and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the new administration or the new Congress to overturn or modify policies or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration could adversely affect our alternative energy investments. Conversely, any governmental policy changes encouraging resource extraction could have the effect of holding down energy prices, which could have a negative impact on certain of our energy investments.

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

•
Similar to other parts of our business, Investment Solutions is seeking to broaden its investor base by raising funds and advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.

•
Conflicts may arise between such Investment Solutions funds or separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between a managed account and a Carlyle fund. In addition, such managed accounts may have different or heightened standards of care, and if they invest in other investment funds sponsored by us could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.

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
Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2016, the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 77%. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.
Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.
TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2016, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 74% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.
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

•	our general partner determines whether to waive certain restrictions relating to such units pursuant to the terms of the Exchange Agreement;

•	our general partner determines how much debt we incur and that decision may adversely affect our credit ratings;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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

•
the amount and timing of our income — the corporate taxpayers will be required to pay 85% of the cash tax savings as and when realized, if any. If the corporate taxpayers do not have taxable income, the corporate taxpayers are not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any cash tax savings that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivables agreement; and

•	tax rate and tax legislation - the impact of changes in tax rates or tax legislation may impact the tax paid, which would modify the amount paid under the agreement.
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
The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit was equal to $15.25 per common unit, which was the closing price per common unit on December 30, 2016, and that LIBOR were to be 2.64%, we estimate that the aggregate amount of these termination payments would be approximately $757 million if the corporate taxpayers were to exercise their termination right.
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
For instance, in the last three years, the FASB has issued several accounting standard updates that will change (or have already changed) how we account for and report significant areas of our business. On January 1, 2016, we changed the way we evaluate certain legal entities for consolidation. This accounting standard update reduced the number of funds we consolidate and reduced our total assets, total liabilities and total partners' capital. Further, in May 2014, the FASB issued a final accounting standard that changes the way issuers recognize revenue in their financial statements. This new accounting method may affect how we recognize and present revenues in our financial statements. The accounting change related to the recognition of revenue is effective January 1, 2018. Additionally, in February 2016, the FASB issued a final accounting standard that will require us to recognize virtually all of our leases on our consolidated balance sheet. While this accounting change is not effective until January 1, 2019, it is required to be applied retrospectively and we expect that our total assets and total liabilities on our consolidated balance sheet to increase upon adoption of this accounting guidance.

The changes to GAAP will also impose special demands on issuers in the areas of governance, employee training, internal controls and disclosure.

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
As of December 31, 2016 (and subsequent to the January 1, 2016, adoption of an accounting standard that changed the way we evaluate certain legal entities for consolidation as discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K), the total assets and liabilities of our consolidated VIEs reflected in our consolidated balance sheets were $4.9 billion and $4.8 billion, respectively.
As a public entity, we are subject to the reporting requirements of the Exchange Act, as amended, and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, and provide an annual assessment of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. The VIEs that we consolidate as the primary beneficiary are, subject to certain transition guidelines, included in our annual assessment of the effectiveness of our internal control over financial reporting under the Sarbanes-Oxley Act. As a result, we will need to continue to implement and oversee procedures and processes to integrate such operations into our internal control structure. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely or accurate basis and could be subject adverse consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, and could result in a breach of the covenants under the agreements governing our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Risks Related to Our Common Units
The market price of our common units may decline due to the large number of common units eligible for exchange and future sale.
The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. Subject to the restrictions described below, we may issue and sell in the future additional common units. Since our initial public offering, we have issued 4,500,000 common units in the market and have granted 42,201,658 deferred restricted common units as of December 31, 2016. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing unitholders’ equity interest. The issuance of the additional common units, the sale of common units upon the exchange of Carlyle Holdings partnership units and the vesting and sale of the deferred restricted common units could cause the market price of our common units to decline.
As of December 31, 2016, limited partners of the Carlyle Holdings partnerships owned an aggregate of 241,847,796 Carlyle Holdings partnership units. Pursuant to the exchange agreement with the limited partners of the Carlyle Holdings partnerships, the limited partners may, subject to any applicable remaining vesting and minimum retained ownership requirements other transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for our common units on a one-for-one basis starting in the second quarter, 2017. Of the total units in the Carlyle Holdings partnerships entities affiliated with Mubadala Development Company, an Abu Dhabi-based strategic development and investment company (“Mubadala”) held 23,517,939 Carlyle Holdings partnership units as of December 31, 2016. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units at any time (subject to the terms of the exchange agreement). Common units received upon an exchange of Carlyle Holdings partnership units would be eligible for immediate sale.
We have entered into registration rights agreements with the limited partners of Carlyle Holdings that generally require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Registration Rights Agreements.” Provisions of the partnership agreements of the Carlyle Holdings partnerships and related agreements that contractually restrict the limited partners of the Carlyle Holdings partnerships’ ability to transfer the Carlyle Holdings partnership units or The Carlyle Group L.P. common units they hold may lapse over time or be waived, modified or amended at any time.
Under our Equity Incentive Plan, we have granted 42,201,658 deferred restricted common units as of December 31, 2016. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with the vesting of awards under our Equity Incentive Plan.
In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to common units. Similarly, the Carlyle Holdings partnership agreements authorize the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Carlyle Holdings partnerships with certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Carlyle Holdings partnerships units, and which may be exchangeable for our common units.

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
The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception that allows us to be treated as a partnership for U.S. federal income tax purposes (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “— Risks Related to Our Company— In past years, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to you and the market price of our common units, could be reduced,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes, and the new administration has expressed support for legislation ending favorable treatment of carried interest.
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
Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to additional entity level taxation. See “—Risks Related to Our Company—In past years, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.” For example, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
Possible U.S. federal income tax reform could adversely affect us.

Both the new administration and the Republican members of the U.S. House of Representatives have publicly stated that one of their top legislative priorities is significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. Proposals by members of Congress have included, among other things, changes to federal tax rates (including reducing the corporate rate and rates for active business income earned through partnerships), limiting interest deductibility, allowing for the expensing of capital expenditures, use of certain border adjustments, the migration from a “worldwide” system of taxation to a territorial system, extending the carryforward of net operating losses, and eliminating the deductibility of state and local taxes. While the new administration has expressed support for a number of these proposals, he has also set forth ideas for tax reform that differ in key ways. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us, our portfolio companies and our investors is uncertain and could be adverse.
Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our common unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our common unitholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the common unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the common units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, you may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable years, regardless of whether or not you receive cash distributions from us. See “—Risks Related to Our Company—In past years, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.”
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
In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Carlyle Group L.P. holds its interest in certain of our businesses through Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P., which are treated as corporations for U.S. federal income tax purposes. Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P. could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment.
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
We may be liable for adjustments to our tax returns as a result of partnership audit legislation.
Legislation was enacted in 2015 that significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this legislation on us are uncertain and still evolving and we will continue to assess the impact of this legislation.
Certain U.S. holders of common units are subject to additional tax on “net investment income.”
U.S. holders that are individuals, estates or trusts are currently subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. Net income and gain attributable to an investment in the Partnership will be included in a U.S. holder’s “net investment income” subject to this Medicare tax. Both Congress and the new administration have recently set forth proposals to repeal this Medicare tax. It is unclear whether a replacement or an additional tax will replace it.
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
Under the Foreign Account Tax Compliance Act (“FATCA”), a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this regulation, various foreign governments have entered into intergovernmental agreements, or IGAs, with the U.S. government. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an IGA to implement this legislation, the foreign financial institutions may comply with revised diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. In addition, we expect to incur additional expenses related to our compliance with such regulations. Other countries, such as the United Kingdom and the Cayman Islands, have implemented reporting regimes similar to that of FATCA.

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. The trial, in the Royal Court of Guernsey, began in June 2016 and ended in December 2016. A ruling is not expected until the second quarter of 2017.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership's historical practices relating to the acceleration of monitoring fees received from certain of the Partnership's funds' portfolio companies, (ii) the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership, and (iii) a complaint allegedly made by a former employee who has filed a claim against the Partnership in district court for wrongful termination of his employment. The Partnership is cooperating fully with the SEC's inquiries.

A hedge fund and two structured finance vehicles managed by an affiliate of the Partnership invested approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S. The Partnership is pursuing various remedies on behalf of these investment vehicles, including claims under property & casualty insurance policies and claims against parties believed to have been involved in the misappropriation (the “Recovery Efforts”), but the amount and timing of recovery by the investment vehicles is uncertain. Certain of these investment vehicles were also adversely impacted by losses on commodity price hedges and delays in repayment by another counterparty. In December 2016, the Partnership repurchased investor interests in the hedge fund for $100 million, settling potential claims against the Partnership and acquiring rights to proceeds from the Recovery Efforts. Other investors also have asserted claims relating to these matters and the Partnership could incur significant additional costs or liabilities.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, the Partnership had recorded liabilities aggregating to $140 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

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
The number of holders of record of our common units as of February 10, 2017 was 28. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.
Cash Distribution Policy
It is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings per common unit, net of taxes and amounts payable under the tax receivable agreement, for the quarter. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, giveback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.

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
Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our credit facility provide certain limits on our ability to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
With respect to distribution year 2016, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $131.1 million, or $1.55 per common unit, consisting of (i) $0.16 per common unit in respect of the fourth quarter of 2016, which is payable on February 28, 2017 to common unitholders of record on February 21, 2017, (ii) $0.50 per common unit in respect of the third quarter of 2016, which was paid on November

16, 2016, (iii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016. Distributions to common unitholders paid during the calendar year ended December 31, 2016 were $140.9 million, representing the distributions paid in March 2016 of $0.29 per common unit with respect to the fourth quarter of 2015, $0.26 per common unit with respect to the first quarter of 2016, $0.63 per common unit with respect to the second quarter of 2016, and $0.50 per common unit with respect to the third quarter of 2016.
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
With respect to distribution year 2016, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $376.2 million, or $1.55 per Carlyle Holdings unit, consisting of (i) $0.16 per Carlyle Holdings unit in respect of the fourth quarter of 2016, which is payable on February 27, 2017 to Carlyle Holdings unitholders of record on February 21, 2017, (ii) $0.50 per Carlyle Holdings unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per Carlyle Holdings unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per Carlyle Holdings unit in respect of the first quarter of 2016, which was paid in May 2016.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2016 were $422.6 million, representing the distributions paid in March 2016 of $0.35 per Carlyle Holdings unit with respect to the fourth quarter of 2015, $0.26 per Carlyle Holdings unit with respect to the first quarter of 2016, $0.63 per Carlyle Holdings unit with respect to the second quarter of 2016, and $0.50 per Carlyle Holdings unit with respect to the third quarter of 2016.
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

The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2016		2015
	High	Low	High	Low
First Quarter	$17.40	$11.25	$29.18	$24.42
Second Quarter	$17.97	$15.30	$31.88	$27.11
Third Quarter	$17.44	$14.82	$28.96	$16.60
Fourth Quarter	$16.45	$14.35	$20.65	$14.78

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Carlyle Holdings partnership units.

Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended December 31, 2016 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
October 1, 2016 to October 31, 2016 (1)(2)	—	$—	—	$146.4

November 1, 2016 to November 30, 2016 (1)(2)	210,222	$15.32	210,222	$143.1

December 1, 2016 to December 31, 2016 (1)(2)(3)	132,177	$15.46	132,177	$141.1
Total	342,399		342,399

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

(2)
For the periods from October 1, 2016 to October 31, 2016, November 1, 2016 to November 30, 2016, and December 1, 2016 to December 31, 2016, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

(3)	The total number of units purchased shown in columns (a) and (c) in the table above excludes 11,490 common units that were pending settlement at December 31, 2016.

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
We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2014 and 2013 were derived from the audited consolidated financial statements of The Carlyle Group L.P. which are not included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2012 and for the year ended December 31, 2012 was derived from the historical audited combined and consolidated financial statements of Carlyle Group which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues
Fund management fees	$1,076.1	$1,085.2	$1,166.3	$984.6	$977.6
Total Performance fees	751.8	824.9	1,674.4	2,375.3	1,041.1
Investment income (loss)	160.5	15.2	(7.2)	18.8	36.4
Interest and other income and revenues	285.9	1,080.9	1,046.8	1,062.5	918.0
Total Revenues	2,274.3	3,006.2	3,880.3	4,441.2	2,973.1

Total Expenses	2,242.1	3,468.4	3,775.4	3,693.9	2,291.2

Other Income	13.1	864.4	887.0	696.7	1,758.0
Income before provision for income taxes	45.3	402.2	991.9	1,444.0	2,439.9
Provision for income taxes	30.0	2.1	76.8	96.2	40.4
Net income	15.3	400.1	915.1	1,347.8	2,399.5
Net income attributable to non-controlling interests in consolidated entities	41.0	537.9	485.5	676.0	1,756.7
Net income (loss) attributable to Carlyle Holdings	(25.7)	(137.8)	429.6	671.8	$642.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(32.1)	(119.4)	343.8	567.7	622.5
Net income (loss) attributable to The Carlyle Group L.P.	$6.4	$(18.4)	$85.8	$104.1	20.3
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$0.08	$(0.24)	$1.35	$2.24	$0.48
Diluted	$(0.08)	$(0.30)	$1.23	$2.05	$0.41
Distributions declared per common unit	$1.68	$3.39	$1.88	$1.33	$0.27

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$670.9	$991.5	$1,242.0	$966.6	$567.1
Corporate treasury investments	$190.2	$—	$—	$—	$—
Investments and accrued performance fees	$3,588.1	$3,874.5	$4,727.2	$4,418.9	$3,073.7
Investments of Consolidated Funds(1)	$3,893.7	$23,998.8	$26,028.8	$26,886.4	$24,815.7
Total assets	$9,973.0	$32,181.6	$35,994.3	$35,622.3	$31,566.6

Debt obligations	$1,265.2	$1,135.7	$1,146.9	$940.6	$886.3
Loans payable of Consolidated Funds	$3,866.3	$17,064.7	$16,052.2	$15,220.7	$13,656.7
Total liabilities	$8,519.0	$23,258.1	$23,138.3	$20,892.9	$17,983.8

Redeemable non-controlling interests in consolidated entities	$—	$2,845.9	$3,761.5	$4,352.0	$2,887.4
Total partners’ capital	$1,454.0	$6,077.6	$9,094.5	$10,377.4	$10,695.4

(1)
The entities comprising our Consolidated Funds are not the same entities for all periods presented. On January 1, 2016, The Carlyle Group L.P. adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model to use in evaluating whether to consolidate certain types of legal entities. As a result, The Carlyle Group L.P. deconsolidated a majority of its consolidated funds on January 1, 2016. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group L.P. or partners’ capital.

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 20 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2016, our Corporate Private Equity segment had approximately $51 billion in AUM and approximately $36 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and three carry funds advised by NGP. As of December 31, 2016, our Real Assets segment had approximately $34 billion in AUM and approximately $27 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 57 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt. As of December 31, 2016, our Global Market Strategies segment had approximately $29 billion in AUM and approximately $24 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 168 fund vehicles. As of December 31, 2016, our Investment Solutions segment had approximately $43 billion in AUM and approximately $27 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business
Our results of operations, particularly our quarterly results, are affected by a variety of factors, including global economic, market and financial conditions, particularly in the United States, Europe and Asia. In general, a climate of stable interest rates and liquidity in the debt and equity capital markets provides a positive environment for us to invest, create value and exit investments at attractive returns. Periods of volatility and dislocation in the capital markets also can present us with opportunities to invest in companies at reduced prices and at operating levels that are positioned for future revenue growth. While our business is subject to global economic and market factors, we believe that the long term focus of our diversified, multi-product global platform, which invests across numerous industries, asset classes and geographies, enhances the stability of our management fee revenues and earnings over extended periods. Our ability to exit fund investments when the market is stable or increasing also improves our ability to generate superior returns relative to public market investments. Our diversified platform mitigates our exposure to a negative event associated with any specific fund, investment or vintage. Whether in stable or more volatile economic conditions, of critical importance to the success of our investments is the quality of our investment professionals and portfolio company management teams as they actively work to monitor shifts in economic conditions and their impact on our investments.

During 2016, intensifying over the second half of the year and into 2017, significant events in the global political landscape, including the results of the U.S. Presidential election, the vote on the “Brexit” referendum in the United Kingdom and the populist movement more broadly, have introduced macroeconomic and political risks that are difficult to quantify and could have far-reaching implications for the United States and global economy. These events meaningfully increased the uncertainty surrounding the probable future direction of interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. As a result, the evolution of the global economy and regional economies is increasingly difficult to predict and there is a smaller margin of error for economic misjudgments by market participants.

Uncertainty also persists regarding global regulation, trade agreements and taxation, particularly in the United States where the new administration has suggested or proposed changes to existing regulations, some of which could have a material impact on personal and corporate tax rates and tax deductions. Similarly, in the United Kingdom, the effects on trade and taxation as a result of the Brexit vote remain unclear, but are likely to constrain significant investment until there is clarity around these issues. In Europe, increased focus on tax receipts and policy for local companies and multi-national corporations could have a substantial impact on investment structuring and domicile decisions. While few details have been finalized regarding potential tax reform, we continue to evaluate our fund, investment and partnership organizational structures in light of these potential changes in the regulatory and tax landscape.

In addition to increasing uncertainty, the general rebound in commodities prices during 2016 had far-reaching effects as the rebound caused inflationary pressures to re-emerge across the global economy. While this rebound in commodities prices, including those in oil and industrial metals, generally has benefited our energy and other commodities-related investments, both the actual increase in inflation and the perception and expectation of continuing increased inflation led to an increase in U.S. Treasury yields in the second half of 2016. The U.S. Federal Reserve raised its target for short-term interest rates by 25 basis points in December 2016, which followed a similar rate hike in December 2015. Rising rates also put upward pressure on property yields (cap rates), which depressed the market value of some categories of real estate in the latter part of 2016. While our U.S. real estate business invests a majority of its capital in assets with more sensitivity to demographic changes than to fluctuations in interest rates, it is possible that valuations for certain types of real estate investments such as commercial real estate and multifamily housing, could be negatively impacted if interest rates or inflation increase from current levels.

During 2016, we were able to take advantage of strong asset prices by exiting many investments at attractive prices, which resulted in favorable returns for our fund investors. Looking forward into 2017, however, we believe that there is some risk that larger fiscal deficits in the U.S. or accelerating inflation tied to rising commodity prices may force the Federal Reserve to raise rates at a faster pace than currently expected by the futures markets. As a result, higher interest rates could depress valuations of private equity assets, real estate and net asset values of fixed income products, and potentially could increase the cost of financing for acquisition transactions. In addition, when the Federal Reserve increases interest rates at the same time as major central banks in the rest of the world are on hold or are easing monetary policy, the U.S. dollar is likely to appreciate relative to a basket of non-U.S. currencies. Since 2013, the U.S. dollar has appreciated by 30% on a trade-weighted basis.

The rising U.S. dollar has benefited some of our existing fund investments, but has created operational headwinds and increased risks in certain portfolio companies. For example, a strong dollar has enhanced margins at certain globally-focused portfolio companies that generate significant revenue in dollars, but whose cost structures are primarily denominated in a non-dollar currency. In contrast, a strong dollar has had a negative effect on certain U.S.-based portfolio companies that are large exporters because it reduces the domestic value of their foreign sales and earnings. A rising dollar also increases the default risk of dollar-denominated bonds issued by companies outside of the U.S. Across our buyout funds in Europe and Asia, several of our portfolio companies have issued dollar-denominated bonds, though none have defaulted on their debt obligations.

Since the U.S. election in early November 2016, global stocks have risen more than 7%, on average, alongside an approximate 70 basis point increase in 5- and 10-year Treasury yields. Taking advantage of the strong financial market conditions in the period before and after the U.S. election, we were able to sell several portfolio companies on beneficial terms in 2016 and realized $29.6 billion for our carry fund investors during the year. We also liquidated a large portion of the public portfolio in our CPE, Real Assets and GMS carry funds at attractive prices over the course of the year, which decreased the portion of remaining fair value held in public securities to 17% as of December 31, 2016, from 26% as of December 31, 2015. As we had a record year in overall exits and returned $30 billion in realized proceeds to our carry fund investors in 2016, we anticipate that our level of exit activity may decline in 2017 as compared to 2016, which could affect the amount of distributable earnings available for distributions to our unitholders in 2017.

Buoyed by strong equity markets and an active M&A environment, our largest carry funds appreciated significantly in 2016. Our latest vintage U.S. buyout and Asia buyout funds appreciated by 29% and 31%, respectively, and our opportunistic U.S. real estate funds collectively appreciated by 21%. The increase in oil prices had a positive effect on the latest fund sponsored by NGP, which also had exceptional performance during the year. While CPE funds currently generate a large percentage of our performance fees, we believe that over time our other business units will meaningfully contribute to our performance fees and earnings and we will decrease our reliance on these funds.

The same trends that bolster asset prices of our existing portfolio companies and foster attractive exit opportunities, can also create headwinds for investment activity due to high valuation multiples and rising interest rates that may increase the cost of financing if not offset by higher growth opportunities. Despite these conditions, during 2016 we were able to identify and close on many investments with strong underlying business fundamentals that met our strategic objectives and investment criteria and which we believe also have the potential to generate attractive returns for our fund investors. We made many of these investments in demographic driven industries such as consumer and healthcare, though our total mix of investments continues to span a diverse set of asset classes, industries and geographies. In 2016, we put $17.9 billion in capital to work through our carry funds, an increase over the $14.0 billion we invested in 2015. Although interest rates for corporate borrowing in the United States continued to rise modestly during the year, we were often able to obtain financing on better terms than were originally anticipated due primarily to the strong underlying fundamentals of the investments we made.

We expect that 2017 will be a transition year for our funds since many of our largest funds-in-carry have been harvesting their assets over the past few quarters and, during 2017, we expect that they will be in the final stages of selling down their portfolios. As a result, our net accrued carry balance has declined from $1.8 billion as of December 31, 2014, to $1.1 billion as of December 31, 2016. During 2017, we will seek to continue to invest capital through our current generation of large funds, including CP VI, CEP IV, CAP IV and CRP, as well as NGP X, to the generate strong returns that will facilitate the replenishment of our accrued carry balance. At the same time as we are completing the investment cycle for several of our large buyout funds, we will continue to work diligently to create value in the remaining investments in the portfolio and to move these funds (as well as others) into carry positions. While we continue to invest in new transactions and monetize our existing portfolio and create value for our investors, during 2017 another significant element of the transition will be our increased focus on fundraising for the next generation of our large buyout funds and several of our Real Assets funds, as well as for new fund strategies. In 2016, we commenced a four-year fundraising cycle (the pace of which we expect will accelerate through 2019) during which we are targeting to raise approximately $100 billion in new capital commitments. Our ability to raise these funds and replenish our dry powder and the timing of such raises, will depend on our pace of capital deployment and the performance of our investments. At different parts of this fundraising cycle, some of our largest funds may overlap in terms of raising capital for their next generation of funds, which could impact our financial performance in various ways. For example, as we are raising these new funds, the current generation of our funds will continue to realize existing investments and as a result, we could see a further reduction in our Fee-Earning AUM until fees on these new funds are activated. We also expect to see an increase in fundraising costs associated with these new capital commitments which will impact our earnings as we generally expense fundraising costs upon raising new capital.

Recent Transactions
Distribution
In February 2017, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unitholders of record at the close of business on February 21, 2017, payable on February 28, 2017.
Transaction with Claren Road
On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”), to transfer the Partnership's 63% ownership interest in Claren Road to its founders. This transaction closed on January 31, 2017. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.
Transaction with ESG
On October 31, 2016, the Partnership closed a transaction with the founders of Emerging Sovereign Group and its subsidiaries and affiliates (collectively, “ESG”), and transferred the Partnership's 55% ownership interest in ESG to its founders. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.
DGAM Restructuring
In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, primary fund investments, co-investment and managed account activities and, to discontinue our fund of hedge funds and liquid alternative initiatives. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.
Commodities Products
During 2016, we decided to wind down our commodities products that were offered through Vermillion.

Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
Revenues primarily consist of fund management fees, performance fees, investment income, including realized and unrealized gains of our investments in our funds and other investments, as well as interest and other income.
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Additionally, management fees include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date.
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of December 31, 2016, were approximately 15%, 15%, and 14% of total management fees recognized during the years ended December 31, 2016, 2015, and 2014, respectively. No other fund generated over 10% of total management fees in the periods presented.
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

Performance Fees. Performance fees consist principally of the performance-based capital allocation from fund limited partners to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” Carried interest revenue, which historically has comprised over 80% of all performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “ — Trends Affecting our Business” for further discussion.
In addition to the performance fees from our Corporate Private Equity and Real Assets funds and closed-end carry funds in the Global Market Strategies segment, we are also entitled to receive performance fees from our Investment Solutions and NGP carry funds. The timing of performance fee realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, see “Item 1. Business — Our Family of Funds.”
Performance fees in excess of 10% of the total for the year ended December 31, 2016 were generated from the following funds:

•	$124.8 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $5.0 billion at December 31, 2016), and

•	$89.4 million from Carlyle Realty Partners VII, L.P. (“CRP VII”) (with total AUM of approximately $4.5 billion at December 31, 2016).
Performance fees in excess of 10% of the total for the year ended December 31, 2015 were generated primarily from the following funds:
•$236.8 million from Carlyle Europe Partners III, L.P. (“CEP III”),
•$184.5 million from Carlyle Asia Partners III (“CAP III”),
•$101.1 million from Carlyle Realty Partners VI, L.P. (“CRP VI”), and
•$(100.3) million from Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”).
Performance fees in excess of 10% of the total for the year ended December 31, 2014 were generated primarily from the following funds:
•$600.8 million from CP V, and
•$584.0 million from CEP III.
No other fund generated over 10% of performance fees in the periods presented above.
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2016, 2015, and 2014, the reversals of performance fees were $109.6 million, $253.4 million, and $255.4 million, respectively. Additionally, unrealized performance fees reverse when performance fees are realized, and unrealized performance fees can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of December 31, 2016, accrued performance fees and accrued giveback obligations were approximately $2.5 billion and $160.8 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2016 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of December 31, 2016, approximately $102.3 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.5 million. The Partnership uses “net accrued performance fees” to refer to the accrued performance fees net of accrued giveback obligations, accrued performance fee compensation, performance fee-related tax obligations, and accrued performance fees attributable to non-controlling interests and excludes any net accrued performance fees that have been realized but will be collected in subsequent periods. The net accrued performance fees as of December 31, 2016 are $1.1 billion.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2016, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.1 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle's inception, we have realized a total of approximately $218.6 million in aggregate giveback obligations. Approximately $37.2 million of the $218.6 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distributions to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2016 (amounts in millions):

	As of December 31, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
Consolidated Results
Level I	$1,850	$2,099	$170	$692	$4,811
Level II	371	304	121	268	1,064
Level III	29,750	19,753	22,309	28,393	100,205
Total Fair Value	31,971	22,156	22,600	29,353	106,080
Other Net Asset Value	1,394	523	25	(555)	1,387
Total AUM, Excluding Available Capital Commitments	33,365	22,679	22,625	28,798	107,467
Available Capital Commitments	17,499	11,573	6,774	14,294	50,140
Total AUM	$50,864	$34,252	$29,399	$43,092	$157,607
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
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. The Consolidated Funds are not the same entities in all periods presented. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest funds and vehicles, hedge funds, and the majority of its CLOs. Accordingly, for the year ended December 31, 2016 only the remaining Consolidated Funds are presented. The Consolidated Funds presented in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that may continue in the future if we increase our issuance of deferred restricted common units as employee compensation. For example, in February 2017, we granted approximately 7.6 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $106 million; these awards vest over a period of 18 to 60 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. As a result of acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. A portion of our compensation expense relates to internal fundraising costs, and compensation will fluctuate based on increases or decreases in our fundraising activities. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as impairment of intangible assets and expenses associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2016, our U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2015. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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

(a)
the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period and for Metropolitan carry funds during the weighted-average investment period of the underlying funds (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)
the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired and Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)
the amount of aggregate fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)
the external investor portion of the net asset value of our hedge fund and fund of hedge funds vehicles (pre redemptions and subscriptions), as well as certain carry funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)
the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period); and

(f)
the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2016	2015	2014
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$51,455	$47,745	$38,956
Fee-earning AUM based on invested capital (2)	25,976	33,823	41,197
Fee-earning AUM based on collateral balances, at par (3)	16,999	17,896	17,631
Fee-earning AUM based on net asset value (4)	977	9,634	14,884
Fee-earning AUM based on lower of cost or fair value and other (5)	19,587	21,896	22,912
Balance, End of Period (6)	$114,994	$130,994	$135,580

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.1 billion in AUM and $5.5 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2016	2015	2014
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$130,994	$135,580	$139,949
Acquisitions/(Divestments) (1)	(4,356)	—	2,894
Inflows, including Commitments (2)	11,799	22,950	16,893
Outflows, including Distributions (3)	(17,138)	(18,940)	(19,143)
Subscriptions, net of Redemptions (4)	(4,930)	(4,528)	(277)
Changes in CLO collateral balances (5)	(714)	850	1,887
Market Appreciation/(Depreciation) (6)	(73)	(1,147)	(957)
Foreign Exchange and other (7)	(588)	(3,771)	(5,666)
Balance, End of Period	$114,994	$130,994	$135,580

(1)
Divestment activity in 2016 represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)
Inflows represent limited partner capital raised and capital invested by our carry funds and NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $4.1 billion for which fees have not yet commenced.

(3)
Outflows represent limited partner distributions from our carry funds and NGP management fee funds, changes in basis for our carry funds where the investment period, weighted-average investment period or commitment fee period has expired, and reductions for funds that are no longer calling for fees.

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles.

(5)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(6)
Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds, mutual fund and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(7)
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
Assets under Management
Assets under management or AUM refers to the assets we manage or advise. Our AUM equals the sum of the following:
(a) the fair value of the capital invested in carry funds and related co-investment vehicles and NGP management fee funds plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

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
For most of our carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
Available Capital
Available capital, commonly known as “dry powder,” for our carry funds and NGP management fee funds refers to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2013	$52,018	$136,792	$188,810
Acquisitions/(Divestments) (1)	—	2,993	2,993
Commitments (2)	20,306	—	20,306
Capital Called, net (3)	(16,415)	16,198	(217)
Distributions (4)	3,650	(34,230)	(30,580)
Subscriptions, net of Redemptions (5)	—	(160)	(160)
Changes in CLO collateral balances (6)	—	2,087	2,087
Market Appreciation/(Depreciation) (7)	—	19,227	19,227
Foreign exchange and other (8)	(1,688)	(6,305)	(7,993)
Balance, As of December 31, 2014	$57,871	$136,602	$194,473
Acquisitions/(Divestments) (1)	—	—	—
Commitments (2)	17,456	—	17,456
Capital Called, net (3)	(17,461)	17,278	(183)
Distributions (4)	1,305	(31,306)	(30,001)
Subscriptions, net of Redemptions (5)	—	(4,622)	(4,622)
Changes in CLO collateral balances (6)	—	1,602	1,602
Market Appreciation/(Depreciation) (7)	—	9,773	9,773
Foreign exchange and other (8)	(1,154)	(4,749)	(5,903)
Balance, As of December 31, 2015	$58,017	$124,578	$182,595
Acquisitions/(Divestments) (1)	—	(4,707)	(4,707)
Commitments (2)	5,589	—	5,589
Capital Called, net (3)	(15,579)	14,508	(1,071)
Distributions (4)	2,211	(30,923)	(28,712)
Subscriptions, net of Redemptions (5)	—	(4,666)	(4,666)
Changes in CLO collateral balances (6)	—	(661)	(661)
Market Appreciation/(Depreciation) (7)	—	10,145	10,145
Foreign exchange and other (8)	(98)	(807)	(905)
Balance, As of December 31, 2016	$50,140	$107,467	$157,607

(1)
Divestment activity in 2016 represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

(3)
Represents capital called by our carry funds and NGP management fee funds, net of fund fees and expenses and investments in our business development companies. Invested capital amounts may vary from capital called due to timing differences between investment acquisition and capital call dates.

(4)
Represents distributions from our carry funds and NGP management fee funds, net of amounts recycled and distributions from our business development companies. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(5)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles.

(6)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(7)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the fourth quarter of 2016 was driven by 4% appreciation in the public portfolio ($0.5 billion) and 4% appreciation ($1.3 billion) in the private portfolio of our Corporate Private Equity, Real Assets, and Global Market Strategies carry funds, in addition to $2.5 billion of appreciation in our Investment Solutions carry funds. Appreciation for the twelve months ended December 31, 2016 was primarily driven by appreciation in the private portfolio of our carry funds (excluding Investment Solutions) of $3.8 billion (11%) and appreciation in the public portfolio of our carry funds (excluding Investment Solutions) of $2.5 billion (17%). Remaining market appreciation was driven by appreciation of $4.7 billion in our Investment Solutions carry funds, partially offset by depreciation in our hedge funds and NGP management fee funds.

(8)
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

(1)	Corporate Private Equity, Real Assets, and Global Market Strategies carry funds only, excluding external co-investment.

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

Consolidation of Certain Carlyle Funds and Variable Interest Entities
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. On January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016. The entities we consolidate are referred to collectively as the Consolidated

Funds in our consolidated financial statements. For further information on our adoption of this revised consolidation guidance, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2016, our Consolidated Funds represent approximately 2% of our AUM; 1% of our fund management fees; and less than 1% of our performance fees for the year ended December 31, 2016.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of December 31, 2016, our consolidated CLOs held approximately $4.7 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of December 31, 2016, our consolidated financial statements included approximately $177 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$1,076.1	$1,085.2	$1,166.3
Performance fees
Realized	1,129.5	1,441.9	1,328.7
Unrealized	(377.7)	(617.0)	345.7
Total performance fees	751.8	824.9	1,674.4
Investment income (loss)
Realized	112.9	32.9	23.7
Unrealized	47.6	(17.7)	(30.9)
Total investment income (loss)	160.5	15.2	(7.2)
Interest and other income	23.9	18.6	20.6
Interest and other income of Consolidated Funds	166.9	975.5	956.0
Revenue of a consolidated real estate VIE	95.1	86.8	70.2
Total revenues	2,274.3	3,006.2	3,880.3
Expenses
Compensation and benefits
Base compensation	647.1	632.2	789.0
Equity-based compensation	334.6	378.0	344.0
Performance fee related
Realized	580.5	650.5	590.7
Unrealized	(227.4)	(139.6)	282.2
Total compensation and benefits	1,334.8	1,521.1	2,005.9
General, administrative, and other expenses	521.1	712.8	526.8
Interest	61.3	58.0	55.7
Interest and other expenses of Consolidated Funds	128.5	1,039.3	1,042.0
Interest and other expenses of a consolidated real estate VIE	207.6	144.6	175.3
Other non-operating income	(11.2)	(7.4)	(30.3)
Total expenses	2,242.1	3,468.4	3,775.4
Other income
Net investment gains of Consolidated Funds	13.1	864.4	887.0
Income before provision for income taxes	45.3	402.2	991.9
Provision for income taxes	30.0	2.1	76.8
Net income	15.3	400.1	915.1
Net income attributable to non-controlling interests in consolidated entities	41.0	537.9	485.5
Net income (loss) attributable to Carlyle Holdings	(25.7)	(137.8)	429.6
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(32.1)	(119.4)	343.8
Net income (loss) attributable to The Carlyle Group L.P.	$6.4	$(18.4)	$85.8
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$0.08	$(0.24)	$1.35
Diluted	$(0.08)	$(0.30)	$1.23
Weighted-average common units
Basic	82,714,178	74,523,935	62,788,634
Diluted	308,522,990	298,739,382	68,461,157

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.
Revenues
Total revenues decreased $731.9 million, or 24%, for the year ended December 31, 2016 as compared to 2015 and decreased $874.1 million, or 23%, for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the changes in total revenues for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Total Revenues, prior year	$3,006.2	$3,880.3
Increases (decreases):
Decrease in fund management fees	(9.1)	(81.1)
Decrease in performance fees	(73.1)	(849.5)
Increase in investment income	145.3	22.4
(Decrease) increase in interest and other income of Consolidated Funds	(808.6)	19.5
Increase in revenue from a consolidated real estate VIE	8.3	16.6
All other changes	5.3	(2.0)
Total decrease	(731.9)	(874.1)
Total Revenues, current year	$2,274.3	$3,006.2
Fund Management Fees. Fund management fees decreased $9.1 million, or 1%, for the year ended December 31, 2016 as compared to 2015, and decreased $81.1 million, or 7%, for the year ended December 31, 2015 as compared to 2014, primarily due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Management fees from funds that were deconsolidated	$139.7	$—
Higher management fees from the commencement of the investment period for certain newly raised funds	112.4	120.5
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(104.2)	(99.1)
(Decrease) increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(63.7)	40.0
Lower management fees from lower assets under management in our hedge funds	(88.9)	(82.7)
Lower management fees from lower assets under management in our Investment Solutions funds, including the wind down of DGAM	(13.6)	(26.8)
Higher (lower) transaction and portfolio advisory fees	22.6	(48.1)
All other changes	(13.4)	15.1
Total decrease in fund management fees	$(9.1)	$(81.1)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $47.8 million, $25.2 million, and $73.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in transaction and portfolio advisory fees for the year ended December 31, 2016 as compared to 2015 resulted primarily from a significant transaction related to one of our U.S. buyout funds, and the decrease in transaction and portfolio advisory fees for the year ended December 31, 2015 as compared to 2014 is primarily due to lesser investment activity, mainly in our buyout funds, in 2015 as compared to 2014.

Performance Fees. Performance fees decreased $73.1 million for the year ended December 31, 2016 compared to 2015 and decreased $849.5 million for the year ended December 31, 2015 as compared to 2014. Performance fees by segment for the years ended December 31, 2016, 2015 and 2014 comprised the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Millions)
Corporate Private Equity	$289.6	$698.2	$1,340.2
Real Assets	321.1	49.3	66.5
Global Market Strategies	37.4	(41.0)	81.7
Investment Solutions	103.7	118.4	186.0
Total performance fees	$751.8	$824.9	$1,674.4

Total carry fund appreciation	12%	12%	19%
Approximately $214.2 million of our performance fees for the year ended December 31, 2016 were related to CP V and CRP VII, while approximately $422.1 million of our performance fees for the year ended December 31, 2015 were related to CEP III, CAP III, CRP VI, and Energy III, and approximately $1,184.8 million of our performance fees for the year ended December 31, 2014 were related to CP V and CEP III.
The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 12% during 2016, increased 12% during 2015, and increased 19% during 2014. During 2016, intensifying over the second half of the year and into 2017, significant events in the global political landscape, including the results of the United States Presidential election, the vote on the Brexit referendum in the United Kingdom and the populist movement more broadly, have introduced macroeconomic and political uncertainty for the United States and the global economy. However, since the United States Presidential election in early November 2016, global stocks have risen more than 7%, on average, alongside an approximate 70 basis point increase in 5- and 10-year Treasury yields. In addition to increasing uncertainty, the general rebound in commodities prices during 2016 had far-reaching effects as the rebound caused inflationary pressures to re-emerge across the global economy. While this rebound in commodities prices, including those in oil and industrial metals, generally has benefited our energy and other commodities-related investments, both the actual increase in inflation and the perception and expectation of continuing increased inflation led to a relatively sizable increase in U.S. Treasury yields in the second half of 2016. The U.S. Federal Reserve raised its target for short-term interest rates by 25 basis points in December 2016, which followed a similar rate hike in December 2015. Rising rates also put upward pressure on property yields (cap rates), which depressed the market value of some categories of real estate in the latter part of 2016.
For the year ended December 31, 2015 as compared to the year ended December 31, 2014, greater market volatility, influenced by China, energy prices and credit markets contributed to lower appreciation in our carry funds. During 2015, the global economy weakened. We believe this weakness was attributable to three primary and interrelated factors: the economic climate in China, crude oil prices and the availability of credit. In China, there was a significant reduction in the capital spending of businesses operating in the energy, metals, and mining industries due to low commodity prices, which generally do not support new capital investment in businesses in these industries. The industrial sector of the U.S. also saw a significant reduction in energy-related capital spending. The industrial production index declined 1.8% in 2015, the first 12-month decline in U.S. industrial output since 2009. This downturn in the industrial sector created a tightening of credit availability for transactions, which resulted in market volatility. This volatility can impact our public portfolio valuations. Amongst these market conditions, our carry fund portfolio appreciated 12% for the year ended December 31, 2015 as compared to carry fund portfolio appreciation of 19% for the year ended December 31, 2014. Furthermore, approximately $219 million in performance fees from our Legacy Energy funds and CEMOF funds were reversed during 2015.
In addition, performance fees from consolidated funds decreased $33.2 million for the year ended December 31, 2016 as compared to 2015, and performance fees from consolidated funds decreased $2.3 million for the year ended December 31, 2015 as compared to 2014. These fees eliminate upon consolidation.

Investment Income (Loss). Investment income increased $145.3 million for the year ended December 31, 2016 as compared to 2015, and increased $22.4 million for the year ended December 31, 2015 as compared to 2014, primarily due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Increase in investment income, which includes performance fees, from the investments in NGP	$103.4	$19.6
Increase (decrease) in investment income from our buyout and growth funds	32.5	(28.6)
Increase in losses on foreign currency hedges	(6.5)	(9.0)
Increase in investment income from our real assets funds, excluding NGP	10.7	57.8
Increase in investment loss from our distressed debt funds, hedge funds, and energy mezzanine funds	(1.6)	(1.7)
Decrease in investment income due to the absence in 2015 of a gain associated with the sale of a European real estate investment in 2014	—	(22.5)
Increase in investment income due to deconsolidation of certain CLOs	10.4	—
All other changes	(3.6)	6.8
Total increase in investment income	$145.3	$22.4
Interest and Other Income of Consolidated Funds.  Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance for the years ended December 31, 2015 and 2014 is interest income and dividend income recognized by the consolidated AlpInvest funds and vehicles and consolidated hedge funds. The consolidated AlpInvest funds and vehicles and consolidated hedge funds, as well as many of the CLOs, were deconsolidated on January 1, 2016 as part of the adoption of ASU 2015-2. See Note 2 to the consolidated financial statements for more information. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and other income of consolidated funds decreased $808.6 million for the year ended December 31, 2016 as compared to 2015, and increased $19.5 million for the year ended December 31, 2015 as compared to 2014. The following table provides explanations of the changes in interest and other income of consolidated funds for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
(Decrease) increase in interest and other income from CLOs	$(636.2)	$63.2
Decrease in interest and dividend income from consolidated AlpInvest funds and vehicles	(69.5)	(25.9)
Decrease in interest and dividend income from consolidated hedge funds	(120.3)	(22.5)
All other changes, primarily other income from other consolidated funds	17.4	4.7
Total (decrease) increase in interest and other income from Consolidated Funds	$(808.6)	$19.5

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $95.1 million for the year ended December 31, 2016 as compared to $86.8 million in 2015 and $70.2 million in 2014. The increase in revenue of a consolidated real estate VIE for the year ended December 31, 2016 as compared to 2015 and 2015 as compared to 2014 is primarily due to an increase in the number of land development projects completed in 2016 as compared to 2015 and 2014. The Partnership's funding to Urbplan has resulted in the completion of land development projects and, therefore, the increase in revenue of a consolidated real estate VIE in 2016 and 2015. Urbplan recognizes revenue for land development services under the completed contract method.

Expenses

Total expenses decreased $1,226.3 million for the year ended December 31, 2016 as compared to 2015, and decreased $307.0 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the changes in total expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Total Expenses, prior year	$3,468.4	$3,775.4
Increases (Decreases):
Decrease in total compensation and benefits	(186.3)	(484.8)
(Decrease) increase in general, administrative and other expenses	(191.7)	186.0
Decrease in interest and other expenses of Consolidated Funds	(910.8)	(2.7)
Increase (decrease) in interest and other expenses of a consolidated real estate VIE	63.0	(30.7)
All other changes	(0.5)	25.2
Total decrease	(1,226.3)	(307.0)
Total Expenses, current year	$2,242.1	$3,468.4

Total Compensation and Benefits. Total compensation and benefits decreased $186.3 million for the year ended December 31, 2016 as compared to 2015, and decreased $484.8 million for the year ended December 31, 2015 as compared to 2014, due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Increase (decrease) in base compensation	$14.9	$(156.8)
(Decrease) increase in equity-based compensation	(43.4)	34.0
Decrease in performance fee related compensation	(157.8)	(362.0)
Total decrease in total compensation and benefits	$(186.3)	$(484.8)

Base compensation and benefits. Base compensation and benefits increased $14.9 million, or 2%, for the year ended December 31, 2016 as compared to 2015, and decreased $156.8 million, or 20%, for the year ended December 31, 2015 as compared to 2014, primarily due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Decrease in headcount and bonuses	$(40.7)	$(73.6)
Decrease in compensation costs associated with fundraising activities	(7.2)	—
Higher (lower) expense associated with acquisition-related compensatory arrangements [1]	62.8	(83.2)
Total increase (decrease) in base compensation and benefits	$14.9	$(156.8)
1 Included in base compensation and benefits for the year ended December 31, 2016 is approximately $25.0 million of additional compensation expense as part of the transaction associated with Claren Road in which we transferred our 63%

ownership interest in Claren Road to its founders (see Note 11 to the consolidated financial statements for more information on this transaction).
Equity-based compensation. Equity-based compensation decreased $43.4 million, or 11%, for the year ended December 31, 2016 as compared to 2015. The decrease in equity-based compensation from 2015 to 2016 is due primarily to the settlement of the DGAM earnout agreement due to the wind down of DGAM in 2016, the reversal of an acquisition earnout, the forfeitures of equity-based awards due to employee terminations, and the absence in 2016 of a $7.5 million cumulative catch-up expense recorded in 2015 associated with a change in the estimated forfeiture rates in 2015. These decreases were partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.
Equity-based compensation increased $34.0 million for the year ended December 31, 2015 as compared to 2014. The increase in equity-based compensation from 2014 to 2015 is due to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015. Also contributing to the increase in equity-based compensation for the year ended December 31, 2015 as compared to 2014 was a decrease to the estimated forfeiture rates in the first quarter of 2015.
Performance fee related compensation expense. Performance fee related compensation expense decreased $157.8 million for the year ended December 31, 2016 as compared to 2015 and decreased $362.0 million for the year ended December 31, 2015 as compared to 2014. Performance fee related compensation expense as a percentage of performance fees was 47%, 62%, and 52% in the years ended December 31, 2016, 2015 and 2014, respectively. The overall percentage of 62% for the year ended December 31, 2015 is primarily due to our private equity funds and vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and the effect of our Legacy Energy funds in our Real Assets segment (which had carry reversals during the year without the corresponding reversal of performance fee compensation expense because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle). Performance fees earned from the Legacy Energy funds and from the NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. For our largest segment, Corporate Private Equity, our performance fee related compensation expense as a percentage of performance fees is generally around 45%.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $191.7 million for the year ended December 31, 2016 as compared to 2015, and increased $186.0 million for the year ended December 31, 2015 as compared to 2014, primarily due to:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Intangible asset impairment losses in 2015	$(220.3)	$220.3
Lower intangible asset amortization	(33.8)	(66.2)
Higher expenses for litigation and contingencies (See Note 11 to the consolidated financial statements)	125.8	60.0
Insurance recovery for certain litigation costs	(25.0)	—
Higher (lower) professional fees and office expenses	9.8	(2.2)
(Lower) higher external fundraising costs	(16.2)	3.3
Foreign exchange adjustments and other changes	(32.0)	(29.2)
Total (decrease) increase in general, administrative and other expenses	$(191.7)	$186.0
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $910.8 million for the year ended December 31, 2016 as compared to 2015 and decreased $2.7 million for the year ended December 31, 2015 as compared to 2014. The decrease for the year ended December 31, 2016 as compared to 2015 is primarily due to lower interest expense on the consolidated CLOs and the absence in 2016 of interest and other expenses of hedge funds and AlpInvest funds and vehicles that were deconsolidated on January 1, 2016. See Note 2 to the consolidated financial statements for more information on our adoption of the consolidation accounting guidance. The decrease for the year ended December 31, 2015 as compared to 2014 is primarily due to lower interest expense on the consolidated hedge funds and lower other expenses on the consolidated AlpInvest funds and vehicles, substantially offset by higher interest expense on the consolidated CLOs.

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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE increased $63.0 million for the year ended December 31, 2016 as compared to 2015 and decreased $30.7 million for the year ended December 31, 2015 as compared to 2014, primarily due to:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
(Lower) higher expenses associated with land development services	$(17.2)	$6.6
Lower expenses related to fair market value adjustment for Urbplan loans *	(26.8)	(37.9)
Higher interest expense	10.5	3.7
Lower compensation and benefits	(2.2)	(0.5)
Higher (lower) general, administrative and other expenses, primarily due to asset impairments and litigation reserves in 2016	98.7	(2.6)
Total increase (decrease) in interest and other expenses of a Consolidated Real Estate VIE	$63.0	$(30.7)
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating (Income) Expenses. For the years ended December 31, 2016, 2015, and 2014, this caption primarily represents the change in the fair value of contingent consideration associated with the Partnership's acquisitions.
During the years ended December 31, 2016, 2015, and 2014, the overall estimated fair value of the contingent consideration associated with the Partnership’s acquisitions decreased based on management's assumptions in the probability-weighted discounted cash flow models used to estimate the fair value of these contingent consideration arrangements at December 31, 2016, 2015 and 2014, respectively, as well as the separation from ESG and Claren Road and the associated decrease in value of their respective earnout arrangements. See Note 9 to the consolidated financial statements for more information on our contingent consideration arrangements.

Net Investment Gains of Consolidated Funds.
For the years ended December 31, 2016, 2015, and 2014 net investment gains of Consolidated Funds was $13.1 million, $864.4 million, and $887.0 million, respectively. For periods prior to January 1, 2016, this activity is predominantly driven by our consolidated AlpInvest funds and vehicles, CLOs, and hedge funds. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest funds and vehicles, hedge funds, and the majority of its CLOs. As a result, for the year ended December 31, 2016, net investment gains only comprise the activity of the remaining consolidated CLOs and certain other funds. See Note 2 to the consolidated financial statements for more information on the Partnership's adoption of the new consolidation accounting guidance. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Realized gains (losses)	$(33.4)	$1,114.7	$1,107.4
Net change in unrealized gains (losses)	85.1	(688.5)	(249.7)
Total gains	51.7	426.2	857.7
Gains (losses) on liabilities of CLOs	(40.5)	436.5	27.2
Gains on other assets of CLOs	1.9	1.7	2.1
Total investment gains of Consolidated Funds	$13.1	$864.4	$887.0
For periods prior to January 1, 2016, the unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest funds and vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the year ended December 31, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains for the years ended December 31, 2016, 2015 and 2014 were due to the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest funds and vehicles	$—	$978.8	$1,428.7
Losses attributable to the consolidated hedge funds	—	(138.4)	(361.5)
Losses attributable to other consolidated funds	(0.1)	(10.1)	(8.3)
Net appreciation (depreciation) of CLOs	13.2	34.1	(171.9)
Total net investment gains	$13.1	$864.4	$887.0
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $41.0 million, $537.9 million, and $485.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests and net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

The net income of our Consolidated Funds for the years ended December 31, 2016, 2015, and 2014 is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Millions)
Net income from the consolidated AlpInvest funds and vehicles	$—	$859.3	$1,293.0
Net loss from the consolidated hedge funds	—	(185.9)	(466.0)
Net income (loss) from the consolidated CLOs	10.9	(57.6)	(251.7)
Net income (loss) from other consolidated funds	16.0	(12.2)	(7.4)
Total net income of our Consolidated Funds	$26.9	$603.6	$567.9
Net Income (Loss) Attributable to The Carlyle Group L.P.
The net income (loss) attributable to the Partnership was $6.4 million, $(18.4) million, and $85.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 26%, 25%, and 21% as of December 31, 2016, 2015, and 2014, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership's wholly owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $17.8 million, $29.3 million, and $2.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Net income (loss) attributable to the Partnership per basic common unit was $0.08, $(0.24), and $1.35 for the years ended December 31, 2016, 2015 and 2014, respectively. Net income (loss) attributable to the Partnership per diluted common unit was $(0.08), $(0.30), and $1.23 for the years ended December 31, 2016, 2015 and 2014, respectively. For purposes of the diluted earnings per common unit calculation, for the years ended December 31, 2016 and 2015, Carlyle Holdings partnership units are assumed to have converted to common units of the Partnership and therefore, substantially all of the net income (loss) attributable to Carlyle Holdings is attributable to the Partnership resulting in a diluted loss per common unit.

Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2016, 2015 and 2014. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), Reserve for Litigation and Contingencies and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effect of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,085.8	$1,197.9	$1,229.3
Portfolio advisory fees, net	16.6	15.4	20.1
Transaction fees, net	31.2	9.8	53.2
Total fund level fee revenues	1,133.6	1,223.1	1,302.6
Performance fees
Realized	1,215.8	1,434.8	1,323.7
Unrealized	(464.1)	(525.1)	384.2
Total performance fees	751.7	909.7	1,707.9
Investment income (loss)
Realized	44.9	(64.8)	(6.1)
Unrealized	5.4	42.4	(5.0)
Total investment income (loss)	50.3	(22.4)	(11.1)
Interest income	10.2	4.8	2.2
Other income	12.8	17.2	20.4
Total revenues	1,958.6	2,132.4	3,022.0
Segment Expenses
Compensation and benefits
Direct base compensation	437.1	477.7	494.0
Indirect base compensation	164.2	172.1	188.5
Equity-based compensation	119.6	121.5	80.4
Performance fee related
Realized	590.5	646.3	590.9
Unrealized	(232.5)	(128.3)	309.6
Total compensation and benefits	1,078.9	1,289.3	1,663.4
General, administrative, and other indirect expenses	483.5	362.8	318.1
Depreciation and amortization expense	29.0	25.6	22.4
Interest expense	61.3	58.1	55.7
Total expenses	1,652.7	1,735.8	2,059.6
Economic Net Income	$305.9	$396.6	$962.4
(-) Net Performance Fees	393.7	391.7	807.4
(-) Investment Income (Loss)	50.3	(22.4)	(11.1)
(+) Equity-based Compensation	119.6	121.5	80.4
(+) Reserve for Litigation and Contingencies	—	50.0	—
(=) Fee Related Earnings	$(18.5)	$198.8	$246.5
(+) Realized Net Performance Fees	625.3	788.5	732.8
(+) Realized Investment Income (Loss)	44.9	(64.8)	(6.1)
(=) Distributable Earnings	$651.7	$922.5	$973.2

Income (loss) before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income (loss) before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income (loss) before provision for income taxes	$45.3	$402.2	$991.9
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	223.4	259.8	269.2
Acquisition related charges and amortization of intangibles and impairment	94.2	288.8	242.5
Other non-operating (income) expenses	(11.2)	(7.4)	(30.3)
Tax expense associated with performance fee compensation	(15.1)	(14.9)	(25.3)
Net income attributable to non-controlling interests in consolidated entities	(41.0)	(537.9)	(485.5)
Severance and other adjustments	10.3	6.0	(0.1)
Economic Net Income	$305.9	$396.6	$962.4
Net performance fees(1)	393.7	391.7	807.4
Investment income (loss)(1)	50.3	(22.4)	(11.1)
Equity-based compensation	119.6	121.5	80.4
Reserve for litigation and contingencies	—	50.0	—
Fee Related Earnings	$(18.5)	$198.8	$246.5
Realized performance fees, net of related compensation	625.3	788.5	732.8
Realized investment income (loss)(1)	44.9	(64.8)	(6.1)
Distributable Earnings	$651.7	$922.5	$973.2

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2016
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,129.5	$86.3	$1,215.8
Unrealized	(377.7)	(86.4)	(464.1)
Total performance fees	751.8	(0.1)	751.7
Performance fee related compensation expense
Realized	580.5	10.0	590.5
Unrealized	(227.4)	(5.1)	(232.5)
Total performance fee related compensation expense	353.1	4.9	358.0
Net performance fees
Realized	549.0	76.3	625.3
Unrealized	(150.3)	(81.3)	(231.6)
Total net performance fees	$398.7	$(5.0)	$393.7
Investment income (loss)
Realized	$112.9	$(68.0)	$44.9
Unrealized	47.6	(42.2)	5.4
Total investment income (loss)	$160.5	$(110.2)	$50.3

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income (loss)
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income (loss)	$15.2	$(37.6)	$(22.4)

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income	$(7.2)	$(3.9)	$(11.1)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and adjustments to reflect the Partnership's share of Urbplan's net losses as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect the Partnership's economic interests in Claren Road, ESG (through June 2016) and Vermillion.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$224.2	$399.5	$861.5
Real Assets	216.5	32.9	(58.8)
Global Market Strategies	(159.1)	(40.3)	115.0
Investment Solutions	24.3	4.5	44.7
Economic Net Income	$305.9	$396.6	$962.4
Distributable Earnings
Corporate Private Equity	$739.4	$798.0	$790.0
Real Assets	49.3	72.8	47.7
Global Market Strategies	(157.4)	38.8	91.4
Investment Solutions	20.4	12.9	44.1
Distributable Earnings	$651.7	$922.5	$973.2

Segment Analysis
Discussed below is our DE, FRE, and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.
For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Vermillion based on our 55% economic interest in those entities. Beginning in July 2015 in connection with the departure of certain Vermillion principals and the restructuring of its operations, our economic interests were increased in stages to currently 88% (to the extent Vermillion exceeds certain performance hurdles). Otherwise, our economic interest, and share of management fees of Vermillion, is 100%. Effective January 1, 2016, our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Further, our economic interest in ESG was 55% through June 30, 2016 (see Note 11 to the consolidated financial statements). Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$498.9	$577.4	$564.8
Portfolio advisory fees, net	14.5	14.3	18.4
Transaction fees, net	31.2	7.7	51.4
Total fund level fee revenues	544.6	599.4	634.6
Performance fees
Realized	1,060.5	1,209.5	1,156.3
Unrealized	(777.5)	(523.1)	197.2
Total performance fees	283.0	686.4	1,353.5
Investment income (loss)
Realized	60.3	23.3	17.7
Unrealized	(11.0)	(5.2)	13.9
Total investment income	49.3	18.1	31.6
Interest income	3.4	1.5	1.4
Other income	6.0	9.8	9.4
Total revenues	886.3	1,315.2	2,030.5
Segment Expenses
Compensation and benefits
Direct base compensation	210.8	224.2	222.4
Indirect base compensation	78.8	91.5	101.8
Equity-based compensation	69.3	65.1	42.5
Performance fee related
Realized	472.1	540.9	512.5
Unrealized	(342.6)	(221.7)	97.1
Total compensation and benefits	488.4	700.0	976.3
General, administrative, and other indirect expenses	131.9	172.4	151.1
Depreciation and amortization expense	13.6	12.5	11.0
Interest expense	28.2	30.8	30.6
Total expenses	662.1	915.7	1,169.0
Economic Net Income	$224.2	$399.5	$861.5
(-) Net Performance Fees	153.5	367.2	743.9
(-) Investment Income	49.3	18.1	31.6
(+) Equity-based Compensation	69.3	65.1	42.5
(+) Reserve for Litigation and Contingencies	—	26.8	—
(=) Fee Related Earnings	$90.7	$106.1	$128.5
(+) Realized Net Performance Fees	588.4	668.6	643.8
(+) Realized Investment Income	60.3	23.3	17.7
(=) Distributable Earnings	$739.4	$798.0	$790.0

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Distributable Earnings
Distributable earnings decreased $58.6 million for the year ended December 31, 2016 as compared to 2015, and increased $8.0 million for the year ended December 31, 2015 as compared to the same period in 2014. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Distributable earnings, prior year	$798.0	$790.0
Increases (decreases):
(Decrease) increase in realized net performance fees	(80.2)	24.8
Increase in realized investment income	37.0	5.6
Decrease in fee related earnings	(15.4)	(22.4)
Total (decrease) increase	(58.6)	8.0
Distributable earnings, current year	$739.4	$798.0

Realized Net Performance Fees. Realized net performance fees decreased $80.2 million for the year ended December 31, 2016 as compared to 2015, and increased $24.8 million for the year ended December 31, 2015 as compared to 2014. The decrease in realized net performance fees for the year ended December 31, 2016 as compared to 2015 is primarily due to lower performance fee realizations in 2016, primarily with our Asia buyout funds, as compared to 2015. The increase in realized net performance fees for the year ended December 31, 2015 as compared to 2014 is primarily due to higher realizations in 2015 from our Europe and Asia buyout funds. Realized net performance fees were primarily generated by the following funds for the years ended December 31, 2016, 2015 and 2014, respectively:

Year Ended December 31,
2016	2015	2014
CP V	CP V	CP V
CEP III	CEP III	CEP III
CP IV	CP IV	CP IV
CEP II	CAP II
CGFSP 1	CAP III
CETP II
CAP III
    Realized Investment Income. Realized investment income increased $37.0 million for the year ended December 31, 2016 as compared to 2015 and increased $5.6 million for the year ended December 31, 2015 as compared to 2014. The increase in realized investment income for the year ended December 31, 2016 as compared to 2015 was primarily from our investments in U.S. and Europe buyout funds as well as Europe growth funds. The increase in realized investment income for the year ended December 31, 2015 as compared to 2014 was primarily due to higher realizations in our U.S. buyout funds.

Fee Related Earnings

Fee related earnings decreased $15.4 million for the year ended December 31, 2016 as compared to 2015, and decreased $22.4 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in fee related earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Fee related earnings, prior year	$106.1	$128.5
Increases (decreases):
Decrease in fee revenues	(54.8)	(35.2)
Decrease in direct and indirect base compensation	26.1	8.5
Decrease in general, administrative and other expenses	13.7	5.5
All other changes	(0.4)	(1.2)
Total decrease	(15.4)	(22.4)
Fee related earnings, current year	$90.7	$106.1

Fee Revenues. Total fee revenues decreased $54.8 million for the year ended December 31, 2016 as compared to 2015 and decreased $35.2 million for the year ended December 31, 2015 as compared to 2014, due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
(Lower) higher fund management fees	$(78.5)	$12.6
Higher (lower) transaction fees	23.5	(43.7)
Higher (lower) portfolio advisory fees	0.2	(4.1)
Total decrease in fee revenues	$(54.8)	$(35.2)
The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 is due to a $48.6 million decrease in catch-up management fees from $49.1 million in 2015 to $0.5 million in 2016. Catch-up management fees for the year ended December 31, 2016 were primarily driven by a subsequent closing for our second U.S. equity opportunity fund (“CEOF II”). Catch-up management fees for the year ended December 31, 2015 were primarily driven by subsequent closings for our fourth Europe buyout fund (“CEP IV”), CJP III, and our third Europe technology fund (“CETP III”). Furthermore, fund management fees decreased in 2016 due to the reduction in basis resulting from realizations in several large funds outside the investment period, including CP V and CAP III, totaling approximately $58.6 million. These decreases were partially offset by an increase of $28.7 million of management fees from CEOF II due to 2016 being the first full year of management fees from that fund.
The increase in fund management fees for the year ended December 31, 2015 as compared to 2014 is primarily due to a $23.4 million increase in catch-up management fees from $25.7 million in 2014 to $49.1 million in 2015. The increase in catch-up management fees was driven primarily by subsequent closings in 2015 from CEP IV, CJP III, and CETP III, as compared to subsequent closings in 2014 from our fourth Asia buyout fund (“CAP IV”) and our second global financial services fund (“CGFSP II”).
The weighted average management fee rate increased from 1.26% at December 31, 2015 to 1.28% at December 31, 2016. The increase in the weighted average management fee rate is driven by significant exit activity in funds outside the investment period, which typically earn lower effective fee rates, while Fee-earning AUM for funds inside the investment period remained relatively flat. Fee-earning AUM was $36.3 billion and $40.9 billion as of December 31, 2016 and 2015, respectively, reflecting an decrease of $4.6 billion.
The weighted average management fee rate increased from 1.22% at December 31, 2014 to 1.26% at December 31, 2015. The increase in the weighted average management fee rate reflects new funds being raised with higher management fee rates, namely CEP IV and CEOF II. Fee-earning AUM was $40.9 billion and $40.2 billion as of December 31, 2015 and 2014, respectively, reflecting an increase of $0.7 billion.

The increase in transaction fees for the year ended December 31, 2016 as compared to 2015 is due to higher investment activity, primarily in our U.S. buyout funds, in 2016 as compared to 2015. The decrease in transaction fees for the year ended December 31, 2015 as compared to 2014 is due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $26.1 million, or 8%, for the year ended December 31, 2016 as compared to 2015, primarily due to lower compensation costs related to fundraising activities of approximately $11.7 million and lower cash bonuses in 2016. These decreases were partially offset by a slight increase in headcount.

Direct and indirect compensation expense decreased $8.5 million, or 3%, for the year ended December 31, 2015 as compared to 2014, primarily due to foreign exchange rate fluctuations and lower bonuses in 2015. These decreases were partially offset by an increase in headcount as well as increased compensation costs related to fundraising activities of approximately $2.3 million, primarily related to fundraising for CEOF II and CEP IV.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $13.7 million for the year ended December 31, 2016 as compared to 2015 primarily due to $13.9 million of lower external costs associated with fundraising activities in 2016 as compared to 2015 and lower information technology expenses. These decreases were partially offset by higher professional fees.
General, administrative and other indirect expenses decreased $5.5 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower negative foreign currency adjustments and lower professional fees.
Economic Net Income
Economic net income decreased $175.3 million for the year ended December 31, 2016 as compared to 2015 and decreased $462.0 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in economic net income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Economic net income, prior year	$399.5	$861.5
Increases (decreases):
Decrease in net performance fees	(213.7)	(376.7)
Increase (decrease) in investment income	31.2	(13.5)
Increase in equity-based compensation	(4.2)	(22.6)
Decrease in fee related earnings	(15.4)	(22.4)
Decrease (increase) in reserve for litigation and contingencies	26.8	(26.8)
Total decrease	(175.3)	(462.0)
Economic net income, current year	$224.2	$399.5

Performance Fees. Performance fees (realized and unrealized) decreased $403.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased $667.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in performance fees for 2016 as compared to 2015 is primarily due to lower fund appreciation from our buyout and growth capital funds. The decrease in performance fees for 2015 as compared to 2014 is primarily due to lower appreciation from our buyout funds. Performance fees are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Buyout funds	$298.8	$636.7	$1,258.2
Growth Capital funds	(15.8)	49.7	95.3
Total performance fees	$283.0	$686.4	$1,353.5

The $283.0 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CP V of $124.3 million,
•CEP III of $46.8 million,
•CP VI of $37.4 million,
•CEP II of $32.5 million,
•CGFSP of $27.9 million,
•CBPF of $24.7 million,
•CAP III of $(33.8) million, and
•CEOF of $(21.0) million.

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

The $1,353.5 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CP V of $598.7 million, and
•CEP III of $580.2 million.

Performance fees of $283.0 million, $686.4 million, and $1,353.5 million are inclusive of performance fees reversed of approximately $86.6 million, $12.3 million, and $127.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to our second Asia buyout fund (“CAP II”). Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The appreciation in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2016	2015	2014
Buyout funds	12%	13%	23%
Growth Capital funds	3%	14%	25%
Total	11%	13%	23%

Net performance fees as a percentage of total performance fees are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net Performance Fees	$153.5	$367.2	$743.9

Percentage of Total Performance Fees	54%	53%	55%

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

Total Investment Income. Total investment income (realized and unrealized) for the year ended December 31, 2016 was $49.3 million compared to investment income of $18.1 million for the year ended December 31, 2015. The increase in total investment income from 2015 to 2016 relates primarily to higher realized gains on investments in the U.S. and Europe buyout funds as well as appreciation on investments in the Asia buyout funds for 2016 as compared to depreciation on investments in these Asia buyout funds for 2015. These increases were offset by unrealized losses on foreign currency hedges and depreciation on investments in our Europe buyout funds.

Total investment income (realized and unrealized) for the year ended December 31, 2015 was $18.1 million compared to investment income of $31.6 million for the year ended December 31, 2014. The decrease in investment income from 2014 to 2015 relates primarily to lower appreciation on investments in certain buyout funds.
Equity-based Compensation. Equity-based compensation was $69.3 million, $65.1 million, and $42.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase from 2015 to 2016 and the increase from 2014 to 2015 are due to the ongoing granting of deferred restricted common units to new and existing employees during 2014, 2015 and 2016, and a decrease in the estimated forfeiture rates during 2015.
Reserve for Litigation and Contingencies. Corporate Private Equity's share of a $50.0 million reserve for litigation and contingencies was $26.8 million for the year ended December 31, 2015. Since the timing of any payment is uncertain, this has not been included in fee related earnings and distributable earnings in 2015 or 2016. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,390	$25,438	$22,228
Fee-earning AUM based on invested capital	9,377	13,647	16,709
Fee-earning AUM based on lower of cost or fair value and other	1,560	1,841	1,312
Total Fee-earning AUM	$36,327	$40,926	$40,249
Weighted Average Management Fee Rates (2)
All Funds	1.28%	1.26%	1.22%
Funds in Investment Period	1.41%	1.43%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,926	$40,249	$43,033
Inflows, including Fee-paying Commitments (1)	1,171	6,425	4,824
Outflows, including Distributions (2)	(5,460)	(4,854)	(6,529)
Market Appreciation/Depreciation (3)	(220)	(267)	198
Foreign Exchange and other (4)	(90)	(627)	(1,277)
Balance, End of Period	$36,327	$40,926	$40,249

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $36.3 billion at December 31, 2016, a decrease of $4.6 billion, or 11%, compared to $40.9 billion at December 31, 2015. This was driven by outflows of $5.5 billion which were principally a result of distributions from CP V, CEP III, and other buyout funds outside of their investment period. This decrease was partially offset by inflows of $1.2 billion primarily related to equity invested by CGP which charges management fees based on invested capital. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2013	$24,743	$40,122	$64,865
Commitments (1)	6,663	—	6,663
Capital Called, net (2)	(7,380)	6,818	(562)
Distributions (3)	997	(14,742)	(13,745)
Market Appreciation/(Depreciation) (4)	—	9,330	9,330
Foreign Exchange and other (5)	(584)	(1,299)	(1,883)
Balance, As of December 31, 2014	$24,439	$40,229	$64,668
Commitments (1)	7,917	—	7,917
Capital Called, net (2)	(8,355)	7,745	(610)
Distributions (3)	693	(13,505)	(12,812)
Market Appreciation/(Depreciation) (4)	—	5,359	5,359
Foreign Exchange and other (5)	(482)	(896)	(1,378)
Balance, As of December 31, 2015	$24,212	$38,932	$63,144
Commitments (1)	(2,118)	—	(2,118)
Capital Called, net (2)	(5,866)	5,417	(449)
Distributions (3)	1,266	(14,176)	(12,910)
Market Appreciation/(Depreciation) (4)	—	3,224	3,224
Foreign Exchange and other (5)	5	(32)	(27)
Balance, As of December 31, 2016	$17,499	$33,365	$50,864

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $50.9 billion at December 31, 2016, a decrease of $12.2 billion, or 19%, compared to $63.1 billion at December 31, 2015. This decrease was primarily driven by $14.2 billion in distributions primarily in our large prior vintage buyout funds, of which $1.3 billion is recallable, and a $2.1 billion decrease in commitments. This decrease in commitments primarily related to the expiration of remaining commitments in CP V and CEP III, partially offset by fundraising in CGP and CAGP V. Partially offsetting this decrease was market appreciation of $3.2 billion. Our public portfolio appreciated 10% ($0.9 billion), our private portfolio appreciated 12% ($2.7 billion), and the remaining depreciation was in our co-investment vehicles. The carry funds driving appreciation for the period included $1.4 billion attributable to CP VI, $0.7 billion attributable to CP V, and $0.5 billion attributable to CAP IV.
Total AUM was $63.1 billion at December 31, 2015, a decrease of $1.6 billion, or 2%, compared to $64.7 billion at December 31, 2014. This decrease was primarily driven by $13.5 billion in distributions, of which $0.7 billion is recallable, and $1.4 billion of foreign exchange loss. Offsetting this were increases of $7.9 billion from new commitments driven by fundraising in CEP IV, CEOF II, CGP, CJP III and other funds and coinvestment vehicles and $5.4 billion of market appreciation, representing a 13% increase in our portfolio of carry funds for the period. Our public portfolio appreciated 22% ($3.0 billion), our private portfolio appreciated 6% ($1.3 billion), and the remainder of our appreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $1.3 billion attributable to CEP III, $1.0 billion attributable to CAP III, and $0.4 billion attributable to CP V.
Total AUM was $64.7 billion at December 31, 2014, a decrease of $0.2 billion, or 0.30%, compared to $64.9 billion at December 31, 2013. This decrease was primarily driven by (a) distributions of $14.7 billion, of which $1.0 billion is recallable, and (b) foreign exchange loss of $1.9 billion. Offsetting this decrease were (a) commitments of $6.7 billion in CAP IV, CEP IV, CETP III, CGFSP II and other funds and coinvestment vehicles, and (b) a total 2014 appreciation in remaining fair value of assets of 23%, leading to market appreciation in the segment of $9.3 billion. Our public portfolio appreciated 36% ($5.6 billion), our private portfolio appreciated 12% ($2.2 billion), and the remainder of our appreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $3.2 billion attributable to CP V, $2.8 billion attributable to CEP III, and $0.4 billion attributable to CP IV.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of December 31, 2016					As of December 31, 2016
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,101.9	2.4x	16%	13%	$7,612.6	$18,101.9	2.4x	16%
CP V	5/2007	$13,719.7	$13,023.6	$25,533.6	2.0x	17%	13%	$8,190.5	$21,616.2	2.6x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€4,119.0	2.0x	36%	20%	€1,884.1	€4,105.9	2.2x	43%
CEP III	12/2006	€5,294.9	€5,096.0	€11,196.6	2.2x	19%	14%	€3,605.5	€8,985.2	2.5x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$2,912.6	1.8x	11%	8%	$1,452.4	$2,825.8	1.9x	12%
CAP III	5/2008	$2,551.6	$2,533.2	$4,703.2	1.9x	19%	13%	$1,709.9	$2,912.7	1.7x	16%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥199,343.6	1.4x	6%	3%	¥70,933.1	¥129,100.0	1.8x	12%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,276.5	2.1x	19%	14%	$643.2	$1,327.3	2.1x	22%
CEOF I	5/2011	$1,119.1	$1,153.0	$1,494.9	1.3x	13%	8%	$221.0	$600.2	2.7x	48%
CETP II	2/2007	€521.6	€436.4	€1,096.5	2.5x	26%	17%	€216.9	€889.5	4.1x	36%
CAGP IV	6/2008	$1,041.4	$949.4	$1,364.1	1.4x	11%	6%	$303.1	$598.0	2.0x	20%
All Other Funds (9)	Various		$4,560.4	$6,958.1	1.5x	17%	7%	$3,343.2	$5,679.1	1.7x	19%
Co-investments and Other (10)	Various		$9,666.9	$22,453.1	2.3x	36%	33%	$6,098.8	$18,275.2	3.0x	36%
Total Fully Invested Funds			$58,869.8	$124,963.5	2.1x	26%	19%	$43,653.8	$107,938.9	2.5x	28%
Funds in the Investment Period(6)
CP VI (12)	5/2012	$13,000.0	$7,197.3	$8,868.0	1.2x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€1,772.7	€1,777.3	1.0x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$2,067.6	$2,544.1	1.2x	NM	NM
CGP (12)	12/2014	$3,588.0	$1,113.1	$1,095.8	1.0x	NM	NM
CGFSP II	4/2013	$1,000.0	$801.5	$902.2	1.1x	11%	3%
CJP III (12)	8/2013	¥119,505.1	¥60,094.5	¥82,237.7	1.4x	NM	NM
CEOF II (12)	3/2015	$2,400.0	$577.2	$631.5	1.1x	NM	NM
All Other Funds (11)	Various		$932.7	$1,003.5	1.1x	NM	NM
Total Funds in the Investment Period			$15,071.7	$17,621.9	1.2x	12%	4%	$844.7	$2,298.4	2.7x	65%
TOTAL CORPORATE PRIVATE EQUITY (13)			$73,941.4	$142,585.5	1.9x	26%	18%	$44,498.5	$110,237.3	2.5x	28%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, Mexico, CBPF, and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CPF I (June 2012), CCI (December 2012), and CETP III (May 2014).

(12)
Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, August 2013 for CEP IV, August 2013 for CJP III, December 2014 for CGP, and March 2015 for CEOF II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2016
Corporate Private Equity
CP VI	$6,896.5	1.1x	1.2x	55%	X		100%	Jun-13	15	May-18
CP V	$4,668.6	1.0x	2.0x	95%	X	X	100%	Jun-07	39	May-13
CAP IV	$2,380.3	1.2x	1.2x	53%			100%	Jul-13	14	Nov-18
CEP III	€1,941.9	1.5x	2.2x	96%	X	X	100%	Jul-07	38	Dec-12
CEP IV	€1,605.1	0.9x	1.0x	48%			100%	Sep-14	10	Aug-19
CAP III	$1,613.5	2.1x	1.9x	99%	X	X	100%	Jun-08	35	May-14
CGP	$1,184.1	1.0x	1.0x	31%			100%	Jan-15	8	Dec-20
CEOF I	$992.6	1.0x	1.3x	103%	X		80%	Sep-11	22	May-17
CGFSP I	$904.0	1.9x	2.1x	98%	X	X	100%	Oct-08	33	Sep-14
CAGP IV	$786.1	1.2x	1.4x	91%			100%	Aug-08	34	Jun-14
CGFSP II	$715.4	1.1x	1.1x	80%			100%	Jun-13	15	Dec-17
CJP III	¥79,273.2	1.3x	1.4x	50%	X		100%	Sep-13	14	Feb-20
CEOF II	$657.2	1.1x	1.1x	24%			80%	Nov-15	5	Mar-21
CJP II	¥54,699.1	1.0x	1.4x	86%			80%	Oct-06	41	Jul-12
CP IV	$362.5	3.7x	2.4x	97%	X	X	80%	Apr-05	47	Dec-10
CEP II	€276.9	0.1x	2.0x	113%	X	X	80%	Sep-03	54	Sep-08
CETP II	€200.4	1.0x	2.5x	84%	X	X	100%	Jan-08	36	Jul-13
CAP II	$183.0	0.9x	1.8x	90%		(X)	80%	Mar-06	44	Feb-12
All Other Funds (8)	$2,427.8	1.1x	2.2x		NM	NM
Co-investment and Other (9)	$4,192.9	1.3x	2.3x		NM	NM
Total Corporate Private Equity (10)	$33,351.6	1.2x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(giveback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CAP I, CBPF, CJP I, CEVP, CETP I, CETP III, CCI, CAVP I, CAVP II, CAGP III, Mexico, MENA, CSABF, CSSAF, CPF, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$251.1	$255.9	$223.8
Portfolio advisory fees, net	0.2	0.4	0.8
Transaction fees, net	—	2.1	1.6
Total fund level fee revenues	251.3	258.4	226.2
Performance fees
Realized	53.1	163.2	88.5
Unrealized	274.0	(42.5)	(39.5)
Total performance fees	327.1	120.7	49.0
Investment income (loss)
Realized	(20.6)	(93.6)	(32.2)
Unrealized	1.4	63.1	(15.7)
Total investment income (loss)	(19.2)	(30.5)	(47.9)
Interest income	1.7	0.3	0.3
Other income	1.6	2.6	4.4
Total revenues	562.5	351.5	232.0
Segment Expenses
Compensation and benefits
Direct base compensation	72.1	70.0	75.2
Indirect base compensation	39.1	39.3	48.5
Equity-based compensation	26.3	25.0	19.2
Performance fee related
Realized	37.6	68.5	30.1
Unrealized	81.9	26.3	32.1
Total compensation and benefits	257.0	229.1	205.1
General, administrative, and other indirect expenses	67.1	74.6	72.2
Depreciation and amortization expense	5.9	4.3	3.6
Interest expense	16.0	10.6	9.9
Total expenses	346.0	318.6	290.8
Economic Net Income (Loss)	$216.5	$32.9	$(58.8)
(-) Net Performance Fees	207.6	25.9	(13.2)
(-) Investment Income (Loss)	(19.2)	(30.5)	(47.9)
(+) Equity-based Compensation	26.3	25.0	19.2
(+) Reserve for Litigation and Contingencies	—	9.2	—
(=) Fee Related Earnings	$54.4	$71.7	$21.5
(+) Realized Net Performance Fees	15.5	94.7	58.4
(+) Realized Investment Income (Loss)	(20.6)	(93.6)	(32.2)
(=) Distributable Earnings	$49.3	$72.8	$47.7

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Distributable Earnings
Distributable earnings decreased $23.5 million for the year ended December 31, 2016 as compared to 2015 and increased $25.1 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in distributable earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Distributable earnings, prior year	$72.8	$47.7
Increases (decreases):
(Decrease) increase in realized net performance fees	(79.2)	36.3
Decrease (increase) in realized investment loss	73.0	(61.4)
(Decrease) increase in fee related earnings	(17.3)	50.2
Total (decrease) increase	(23.5)	25.1
Distributable earnings, current year	$49.3	$72.8

Realized Net Performance Fees. Realized net performance fees decreased $79.2 million for the year ended December 31, 2016 as compared to 2015, and increased $36.3 million for the year ended December 31, 2015 as compared to 2014. The decrease in realized net performance fees for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to lower realizations in our U.S. real estate funds in 2016 as compared to 2015 and the absence in 2016 of realizations in our power opportunities fund. In addition, we realized the giveback obligations in 2016 on two of our Legacy Energy funds (Energy II and Energy III), which resulted in a decrease of $35.9 million in realized net performance fees. The increase in realized net performance fees for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to increased realizations in 2015 from our U.S. real estate funds. The majority of realized net performance fees were generated by the following funds for the years ended December 31, 2016, 2015 and 2014, respectively:

Year Ended December 31,
2016	2015	2014
CRP VI	CRP VI	CRP VI
CEREP III - External Co-invest	CRP III
CRP III	CPOCP

Realized Investment Loss. Realized investment loss decreased $73.0 million for the year ended December 31, 2016 as compared to 2015, and realized investment loss increased $61.4 million for the year ended December 31, 2015 as compared to 2014. The decrease in realized investment loss for the year ended December 31, 2016 as compared to 2015 primarily relates to the absence in 2016 of the realized investment loss recorded in 2015 relating to the realization of Carlyle's cumulative losses from our guarantee of liabilities of Carlyle Europe Real Estate Partners I, L.P. (“CEREP I”) associated with an adverse court judgment in a French tax court proceeding of $80 million. See Note 11 to the consolidated financial statements for additional information. Additionally, there were higher realized investment losses of $16.0 million in 2016 as compared to 2015 associated with Urbplan. These realized investment losses were partially offset by higher realized gains on investments in our real estate funds and the NGP funds.

The increase in realized investment loss for the year ended December 31, 2015 as compared to 2014 primarily represented the realization of Carlyle's cumulative losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding of $80 million, offset by $9.7 million of lower realized investment losses in 2015 associated with Urbplan.

Fee Related Earnings

Fee related earnings decreased $17.3 million for the year ended December 31, 2016 as compared to 2015 and increased $50.2 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in fee related earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Fee related earnings, prior year	$71.7	$21.5
Increases (decreases):
(Decrease) increase in fee revenues	(7.1)	32.2
(Increase) decrease in direct and indirect base compensation	(1.9)	14.4
(Increase) decrease in general, administrative and other expenses	(1.7)	6.8
Increase in interest expense	(5.4)	(0.7)
All other changes	(1.2)	(2.5)
Total (decrease) increase	(17.3)	50.2
Fee related earnings, current year	$54.4	$71.7

Fee Revenues. Total fee revenues decreased $7.1 million for the year ended December 31, 2016 as compared to 2015 and increased $32.2 million for the year ended December 31, 2015 as compared to the same period in 2014, due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
(Lower) higher fund management fees	$(4.8)	$32.1
(Lower) higher transaction fees	(2.1)	0.5
Lower portfolio advisory fees	(0.2)	(0.4)
Total (decrease) increase in fee revenues	$(7.1)	$32.2

The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 primarily reflects a $15.2 million decrease in catch-up management fees from $23.8 million in 2015 to $8.6 million in 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our seventh U.S. real estate fund (“CRP VII”), our first international energy fund (“CIEP I”) and our second power fund (“CPP II”). This decrease is partially offset by increased management fee revenues due to higher assets under management from additional commitments raised during 2015 and 2016 for CPP II, CRP VII, and CIEP I as well as the activation of management fees in NGP XI.

The increase in fund management fees for the year ended December 31, 2015 as compared to 2014 primarily reflects a $16.2 million increase in catch-up management fees from $7.6 million in 2014 to $23.8 million in 2015. The increase in catch-up management fees is primarily due from subsequent closings on CRP VII, CIEP I and CPP II. Also, the increase in fund management fees was due to the commencement of the investment period of CRP VII and CPP II in June 2014 when both funds began to charge management fees at such time, as well as higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII, CIEP I, and CPP II. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds outside of their investment periods, which had the effect of lowering the management fee base of those funds.

The total weighted average management fee rate increased to 1.26% at December 31, 2016 from 1.24% at December 31, 2015 primarily due to funds inside the investment period accounting for a larger portion of Fee-earning AUM in the segment. The weighted average management fee rate for funds in the investment period declined to 1.43% at December 31, 2016 from 1.44% at December 31, 2015.

The total weighted average management fee rate declined to 1.24% at December 31, 2015 from 1.31% at December 31, 2014 primarily due to a step down in management fee rate for CEREP III. The weighted average management fee rate for funds in the investment period declined to 1.44% at December 31, 2015 from 1.54% at December 31, 2014 primarily due to fundraising in CRP VII and CPP II.

Direct and indirect compensation expense. Direct and indirect compensation expense increased $1.9 million for the year ended December 31, 2016 as compared to 2015 primarily due to increased headcount, partially offset by lower compensation associated with fundraising activities of $3.3 million in 2016 versus 2015.

    Direct and indirect compensation expense decreased $14.4 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower bonuses in 2015 as well as lower compensation associated with fundraising of $7.1 million in 2015 versus 2014, driven by fundraising activities in 2014 related to CRP VII and CIEP I.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.7 million for the year ended December 31, 2016 as compared to 2015, primarily due to an increase in professional fees, partially offset by a decrease in external costs associated with fundraising activities.
General, administrative and other indirect expenses decreased $6.8 million for the year ended December 31, 2015 as compared to 2014, primarily due to a decrease of $7.1 million in external costs associated with fundraising activities.
Economic Net Income
Economic net income increased $183.6 million for the year ended December 31, 2016 as compared to 2015 and economic net income increased $91.7 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in economic net income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Economic net income (loss), prior year	$32.9	$(58.8)
Increases (decreases):
Increase in net performance fees	181.7	39.1
Decrease in investment losses	11.3	17.4
Increase in equity-based compensation	(1.3)	(5.8)
(Decrease) increase in fee related earnings	(17.3)	50.2
Decrease (increase) in reserve for litigation and contingencies	9.2	(9.2)
Total increase	183.6	91.7
Economic net income (loss), current year	$216.5	$32.9

Performance Fees. Performance fees (realized and unrealized) increased $206.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, performance fees generated by the NGP funds in 2016 as compared to performance fee reversals in 2015, and a reduction in the giveback liability associated with certain of our Legacy Energy funds in 2016. Performance fees (realized and unrealized) increased $71.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to higher appreciation in 2015 from our real estate funds.

Performance fees are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Real Estate funds	$261.0	$204.1	$122.1
Natural Resources funds	42.0	(0.8)	(25.1)
Legacy Energy funds	24.1	(82.6)	(48.0)
Total performance fees	$327.1	$120.7	$49.0

The $327.1 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $89.4 million,
•our fifth U.S. real estate fund (“CRP V”) of $62.0 million,
•NGP XI of $35.9 million,
•CRP VI of $32.4 million, and
•our third U.S. real estate fund (“CRP III”) of $22.1 million.

The $120.7 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $101.1 million,
•CRP V of $73.9 million,
•CRP III of $22.9 million,
•Energy III of $(38.7) million, and
•Carlyle/Riverstone Global Energy and Power Fund IV (“Energy IV”) of $(37.8) million.

The $49.0 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $98.5 million, and
•NGP Natural Resources X, L.P. of $(39.2) million.

Performance fees of $327.1 million, $120.7 million, and $49.0 million are inclusive of performance fees reversed of approximately $4.7 million, $102.8 million, and $92.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2016	2015	2014
Real Estate funds	19%	27%	18%
Natural Resources funds	24%	(3)%	(13)%
Legacy Energy funds	0%	(26)%	(12)%
Total	15%	(3)%	(2)%

Net performance fees for the year ended December 31, 2016 were $207.6 million, representing an increase of $181.7 million from $25.9 million in net performance fees for the year ended December 31, 2015. The increase in net performance fees primarily relates to increased performance fees from the U.S. real estate funds, the NGP funds, and reversals of performance fees in the Legacy Energy funds in 2015 as compared to a reduction of the giveback obligation in 2016.

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

Total Investment Income (Loss). Total investment loss (realized and unrealized) for the year ended December 31, 2016 was $19.2 million compared to total investment loss of $30.5 million for the year ended December 31, 2015. The decrease in total investment loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the absence in 2016 of approximately $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding that was recorded in 2015. See Note 11 to the consolidated financial statements for additional information. The decrease in total investment loss is also due to investment gains of approximately $0.8 million associated with our investments in NGP for 2016 as compared to approximately $5.5 million of investment losses associated with our investments in NGP in 2015, partially offset by higher investment losses associated with Urbplan.

Total investment loss for the year ended December 31, 2015 was $30.5 million compared to total investment loss of $47.9 million for the year ended December 31, 2014. The 2015 investment loss of $30.5 million was due primarily to $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the consolidated financial statements for additional information. The 2014 investment loss of $47.9 million was due primarily to unrealized losses associated with the guarantee of liabilities of CEREP I associated with the French tax court matter of $11.2 million, investment losses on certain other European real estate investments of $30.8 million, and losses associated with Urbplan of $24.3 million, partially offset by an investment gain of $22.5 million from the sale of another European real estate investment.
Equity-based Compensation. Equity-based compensation was $26.3 million, $25.0 million, and $19.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase from 2015 to 2016 and the increase from 2014 to 2015 are due to the ongoing granting of deferred restricted common units to new and existing employees during 2014, 2015 and 2016, and a decrease in the estimated forfeiture rates during 2015.
Reserve for Litigation and Contingencies. Real Assets' share of a $50.0 million reserve for litigation and contingencies was $9.2 million for the year ended December 31, 2015. Since the timing of any payment is uncertain, this has not been included in fee related earnings and distributable earnings in 2015 or 2016. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$13,008	$12,588	$5,143
Fee-earning AUM based on invested capital (2)	13,878	17,353	22,528
Fee-earning AUM based on net asset value	285	—	—
Fee-earning AUM based on lower of cost or fair value and other (3)	316	964	680
Total Fee-earning AUM (4)	$27,487	$30,905	$28,351
Weighted Average Management Fee Rates (5)
All Funds	1.26%	1.24%	1.31%
Funds in Investment Period	1.43%	1.44%	1.54%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.1 billion in AUM and $5.5 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as, "carry funds"), are managed by NGP Energy Capital Management. As of December 31, 2016, the NGP management fee funds and carry funds had, in the aggregate, approximately $10.1 billion in AUM and $10.0 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,905	$28,351	$28,438
Inflows, including Fee-paying Commitments (1)	1,514	8,426	6,126
Outflows, including Distributions (2)	(4,860)	(5,655)	(5,864)
Market Appreciation/(Depreciation) (3)	28	(1)	(6)
Foreign Exchange and other (4)	(100)	(216)	(343)
Balance, End of Period	$27,487	$30,905	$28,351

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.5 billion at December 31, 2016, a decrease of $3.4 billion, or 11%, compared to $30.9 billion at December 31, 2015. This decrease was driven by outflows of $4.9 billion primarily attributable to distributions in our Real Estate and NGP Energy funds outside of the investment period. Partially offsetting this decrease were inflows, including fee-paying commitments, of $1.5 billion driven by additional commitments raised in CPP II and capital invested by CPI, as well as additional capital invested by various funds outside of the original investment period. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2013	$8,754	$29,910	$38,664
Commitments (1)	8,888	—	8,888
Capital Called, net (2)	(3,612)	4,081	469
Distributions (3)	1,751	(8,698)	(6,947)
Market Appreciation/(Depreciation) (4)	—	1,577	1,577
Foreign Exchange and other (5)	(67)	(289)	(356)
Balance, As of December 31, 2014	$15,714	$26,581	$42,295
Commitments (1)	3,673	—	3,673
Capital Called, net (2)	(3,530)	3,960	430
Distributions (3)	47	(5,842)	(5,795)
Market Appreciation/(Depreciation) (4)	—	(2,357)	(2,357)
Foreign Exchange and other (5)	(43)	(212)	(255)
Balance, As of December 31, 2015	$15,861	$22,130	$37,991
Commitments (1)	296	—	296
Capital Called, net (2)	(4,940)	4,443	(497)
Distributions (3)	356	(7,200)	(6,844)
Market Appreciation/(Depreciation) (4)	—	3,317	3,317
Foreign Exchange and other (5)	—	(11)	(11)
Balance, As of December 31, 2016	$11,573	$22,679	$34,252

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $34.3 billion at December 31, 2016, a decrease of $3.7 billion, or 10%, compared to $38.0 billion at December 31, 2015. This decrease was driven by $7.2 billion in distributions, of which $0.4 billion is recallable, primarily related to our NGP and U.S. Real Estate funds. Partially offsetting this decrease was $3.3 billion of market appreciation, representing a 18% increase in the value of our carry fund portfolio. Our public portfolio increased by 32% ($1.5 billion) and our private portfolio increased by 12% ($1.4 billion), with the remainder attributable to our co-investment vehicles and NGP management fee funds. The carry funds driving appreciation for the period included $0.5 billion attributable to NGP X , $0.5 billion attributable to NGP XI, and $0.4 billion attributable to CRP VII,
Total AUM was $38.0 billion at December 31, 2015, a decrease of $4.3 billion, or 10%, compared to $42.3 billion at December 31, 2014. This decrease was primarily driven by $5.8 billion in distributions primarily related to our U.S. Real Estate, NGP Energy, and Legacy Energy funds and $2.4 billion of market depreciation, representing a 3% decrease in the value of our carry fund portfolio. Our public portfolio declined by 12% ($0.5 billion) and our private portfolio increased slightly by $0.1 billion with the remainder attributable to our coinvestment vehicles and NGP management fee funds. The carry funds driving depreciation for the period included $1.0 billion attributable to Energy IV, $0.6 billion attributable to Energy III, and $0.4 billion attributable to NGP X, partially offset by $0.5 billion of appreciation attributable to CRP VI . Offsetting this was $3.7 billion of new commitments driven by fundraising in CRP VII, NGP XI, and CPP II.
Total AUM was $42.3 billion at December 31, 2014, an increase of $3.6 billion, or 9%, compared to $38.7 billion at December 31, 2013. This increase is due to (a) commitments of $8.9 billion in CRP VII, NGP XI, CIEP I, CPP II and related co-investment vehicles, and (b) market appreciation of $1.6 billion, despite a 2% decrease in values across the real assets carry funds due to the inclusion of the NGP management fee funds in Total AUM. Our public portfolio declined by 26% ($1.2 billion) and our private portfolio increased by 8% ($1.0 billion) with the remainder attributable to our co-investment vehicles and NGP management fee funds. The carry funds driving depreciation for the period included $0.6 billion attributable to Energy IV, $0.4 billion attributable to Energy III, and $0.2 billion attributable to Energy II, partially offset by $0.5 billion of appreciation attributable to CRP VI and $0.5 billion of appreciation attributable to NGP X. Offsetting this increase were net distributions of $6.9 billion, primarily in our Natural Resources and Legacy Energy fund platforms.

Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2016 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of December 31, 2016					As of December 31, 2016
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,699.1	3.3x	44%	30%	$522.5	$1,699.1	3.3x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,799.7	1.5x	7%	4%	$885.0	$1,527.0	1.7x	11%
CRP V	11/2006	$3,000.0	$3,293.5	$5,361.6	1.6x	12%	9%	$2,917.3	$4,836.3	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,093.7	$3,838.3	1.8x	31%	22%	$1,293.4	$2,616.0	2.0x	35%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€798.2	€134.9	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€2,013.2	€2,302.7	1.1x	3%	—%	€1,355.9	€1,761.5	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,289.6	1.2x	4%	1%	$757.0	$913.1	1.2x	4%
NGP X	1/2012	$3,586.0	$3,201.0	$3,891.4	1.2x	8%	5%	$1,013.5	$2,441.4	2.4x	63%
Energy II	7/2002	$1,100.0	$1,334.8	$3,149.5	2.4x	81%	55%	$1,116.2	$3,148.0	2.8x	94%
Energy III	10/2005	$3,800.0	$3,569.7	$5,354.9	1.5x	9%	7%	$2,510.6	$5,058.5	2.0x	17%
Energy IV	12/2007	$5,979.1	$6,200.5	$7,942.6	1.3x	9%	5%	$3,024.8	$5,299.2	1.8x	22%
Renew II	3/2008	$3,417.5	$2,849.4	$4,081.1	1.4x	9%	6%	$1,414.3	$2,205.9	1.6x	14%
All Other Funds (9)	Various		$2,939.5	$3,253.6	1.1x	4%	(1)%	$2,592.1	$2,921.1	1.1x	5%
Co-investments and Other(10)	Various		$5,428.2	$8,957.9	1.7x	17%	13%	$3,836.3	$7,014.4	1.8x	21%
Total Fully Invested Funds			$37,244.2	$53,915.3	1.4x	12%	7%	$24,696.3	$42,413.1	1.7x	18%
Funds in the Investment Period (6)
CRP VII (12)	3/2014	$4,161.6	$2,220.7	$2,749.6	1.2x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$468.3	$643.6	1.4x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$2,557.1	$3,052.4	1.2x	NM	NM
CPP II (12)	6/2014	$1,526.9	$501.0	$526.5	1.1x	NM	NM
All Other Funds (11)	Various		$642.0	$684.8	1.1x	NM	NM
Total Funds in the Investment Period			$6,389.2	$7,656.9	1.2x	24%	11%	$218.8	$468.5	2.1x	n/a
TOTAL Real Assets (13)			$43,633.3	$61,572.2	1.4x	12%	7%	$24,915.1	$42,881.6	1.7x	19%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990. For our Real Assets segment, our first fund was formed in 1997.

(2)	Represents the original cost of all capital called for investments since inception of the fund.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(5)
An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity and Total Real Assets.

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP, CPI, and CCR. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP, May 2016 for CPI, and October 2016 for CCR.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, June 2014 for NGP XI, and June 2014 for CPP II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2016
Real Assets
Energy IV	$2,976.5	0.5x	1.3x	104%	(X)		80%	Feb-08	36	Dec-13
CRP VII	$2,738.7	1.2x	1.2x	53%	X		80%	Jun-14	11	Mar-19
NGP XI	$2,702.8	1.1x	1.2x	48%	X		80%	Feb-15	8	Oct-19
Renew II	$2,009.9	1.3x	1.4x	83%	(X)		80%	Mar-08	36	May-14
NGP X	$1,638.3	0.8x	1.2x	89%			80%	Jan-12	20	May-17
CRP VI	$1,255.9	1.5x	1.8x	89%	X	X	50%	Mar-11	24	Mar-16
CRP V	$1,089.5	1.8x	1.6x	110%	X		50%	Nov-06	41	Nov-11
CRP IV	$634.3	1.9x	1.5x	126%			50%	Jan-05	48	Dec-09
CIEP I	$627.0	1.3x	1.4x	19%			80%	Oct-13	13	Sep-19
CPP II	$515.3	1.1x	1.1x	33%			80%	Sep-14	10	Apr-21
CEREP III	€479.1	0.8x	1.1x	90%			67%	Jun-07	39	May-11
CIP	$352.0	1.2x	1.2x	94%			80%	Oct-06	41	Sep-12
CRP III	$328.1	97.8x	3.3x	93%	X	X	50%	Mar-01	64	May-05
Energy III	$301.5	0.2x	1.5x	94%	(X)	(X)	80%	Nov-05	45	Oct-11
All Other Funds (8)	$718.1	0.7x	1.3x		NM	NM
Co-investment and Other (9)	$2,126.0	1.3x	1.7x		NM	NM
Total Real Assets (10)	$20,518.5	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(giveback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CPI, CEREP I, CEREP II, CAREP I, CAREP II, CCR, CPOCP I, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies
Profitability in our Global Markets Strategies segment has generally trended down since 2013 due to the lack of material performance fees from our hedge funds as well as from growing losses from some of our hedge funds and related commodities products.  Investment in new product development in this segment has also contributed to lower earnings.  As a result, we conducted a review of the segment in order to realign and reorganize certain of the segment’s operations. We have exited our hedge fund business and are in the process of winding down our remaining commodities positions. This segment is now focused on building our global credit business. As such, on October 31, 2016 we closed a transaction to transfer our 55% ownership interest in ESG to its founders, and, on January 31, 2017, we closed a transaction to transfer our 63% ownership interest in Claren Road to its founders. Furthermore, we incurred approximately $175 million in costs for litigation and contingencies related to our commodities business and approximately $25 million in general and administrative costs related to the separation from Claren Road in 2016. All of these costs have been allocated to Global Market Strategies. (See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on these transactions and legal matters.)
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road, ESG and, Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$195.5	$210.7	$259.3
Portfolio advisory fees, net	1.1	0.7	0.9
Transaction fees, net	—	—	0.2
Total fund level fee revenues	196.6	211.4	260.4
Performance fees
Realized	36.6	38.0	36.0
Unrealized	1.2	(63.1)	76.5
Total performance fees	37.8	(25.1)	112.5
Investment income (loss)
Realized	5.1	5.4	8.4
Unrealized	15.3	(15.7)	(3.6)
Total investment income (loss)	20.4	(10.3)	4.8
Interest income	4.7	2.8	0.3
Other income	4.7	3.9	5.5
Total revenues	264.2	182.7	383.5
Segment Expenses
Compensation and benefits
Direct base compensation	87.4	101.2	110.6
Indirect base compensation	32.6	28.3	24.6
Equity-based compensation	17.6	19.0	13.9
Performance fee related
Realized	17.6	16.6	17.4
Unrealized	0.6	(27.7)	35.4
Total compensation and benefits	155.8	137.4	201.9
General, administrative, and other indirect expenses	250.0	69.8	52.9
Depreciation and amortization expense	6.2	5.0	4.0
Interest expense	11.3	10.8	9.7
Total expenses	423.3	223.0	268.5
Economic Net Income (Loss)	$(159.1)	$(40.3)	$115.0
(-) Net Performance Fees	19.6	(14.0)	59.7
(-) Investment Income (Loss)	20.4	(10.3)	4.8
(+) Equity-based Compensation	17.6	19.0	13.9
(+) Reserve for Litigation and Contingencies	—	9.0	—
(=) Fee Related Earnings	$(181.5)	$12.0	$64.4
(+) Realized Net Performance Fees	19.0	21.4	18.6
(+) Realized Investment Income	5.1	5.4	8.4
(=) Distributable Earnings	$(157.4)	$38.8	$91.4

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Distributable Earnings
Distributable earnings decreased $196.2 million for the year ended December 31, 2016 as compared to 2015, and decreased $52.6 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Distributable earnings, prior year	$38.8	$91.4
Increases (decreases):
(Decrease) increase in realized net performance fees	(2.4)	2.8
Decrease in realized investment income	(0.3)	(3.0)
Decrease in fee related earnings	(193.5)	(52.4)
Total decrease	(196.2)	(52.6)
Distributable earnings, current year	$(157.4)	$38.8

Realized Net Performance Fees. Realized net performance fees decreased $2.4 million for the year ended December 31, 2016 as compared to 2015 and increased $2.8 million for the year ended December 31, 2015 as compared to 2014. The majority of realized net performance fees were generated by the following funds for the years ended December 31, 2016, 2015 and 2014, respectively:

Year Ended December 31,
2016	2015	2014
Business Development Companies	Structured Credit Funds	Claren Road
Structured Credit Funds	ESG	ESG
	Business Development Companies

Realized Investment Income. Realized investment income decreased $0.3 million for the year ended December 31, 2016 as compared to 2015 and decreased $3.0 million for the year ended December 31, 2015 as compared to 2014. The decrease in realized investment income for the year ended December 31, 2016 as compared to 2015 was primarily due to greater realized losses on our hedge funds, partially offset by higher realizations on our structured credit funds and carry funds. The decrease in realized investment income for the year ended December 31, 2015 as compared to 2014 was primarily due to lower realizations on our distressed debt funds.

Fee Related Earnings

Fee related earnings decreased $193.5 million for the year ended December 31, 2016 as compared to 2015, and decreased $52.4 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in fee related earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Fee related earnings, prior year	$12.0	$64.4
Increases (Decreases):
Decrease in fee revenues	(14.8)	(49.0)
Decrease in direct and indirect base compensation	9.5	5.7
Increase in general, administrative and other expenses	(189.2)	(7.9)
All other changes	1.0	(1.2)
Total decrease	(193.5)	(52.4)
Fee related earnings, current year	$(181.5)	$12.0

Fee Revenues. Total fee revenues decreased $14.8 million for the year ended December 31, 2016 as compared to 2015 and decreased $49.0 million for the year ended December 31, 2015 as compared to 2014, due to the following:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Lower fund management fees	$(15.2)	$(48.6)
Lower transaction fees	—	(0.2)
Higher (lower) portfolio advisory fees	0.4	(0.2)
Total decrease in fee revenues	$(14.8)	$(49.0)
The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 is primarily due to lower hedge fund assets under management and lower basis on certain carry funds, partially offset by the activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”). Assets under management reflects no material amounts for hedge funds at December 31, 2016, down from from $8.3 billion at December 31, 2015, primarily due to the transactions related to ESG and Claren Road in which the Partnership transferred its interests in ESG and Claren Road back to their respective founders (see Note 11 to the consolidated financial statements), redemptions and investment depreciation.
The decrease in fund management fees for the year ended December 31, 2015 as compared to 2014 is primarily from the hedge funds as a result of $4.3 billion of net redemptions in 2015 and depreciation that reduced total hedge fund assets under management from approximately $13.4 billion at December 31, 2014 to approximately $8.3 billion at December 31, 2015.
The weighted average management fee rate on our carry funds decreased from 1.38% at December 31, 2015 to 1.37% at December 31, 2016 primarily due to a lower blended fee rate for CEMOF II upon completion of the fundraising process. Fee-earning AUM for our hedge funds was zero as of December 31, 2016. The weighted average management fee rate on our hedge funds decreased from 1.73% at December 31, 2014 to 1.59% at December 31, 2015 due to reduced AUM from net redemptions in our Claren Road funds, which charged a higher rate. The weighted average management fee rate on our carry funds decreased from 1.48% at December 31, 2014 to 1.38% at December 31, 2015 due to the reduction in both the fee basis and rate of CSP III and CEMOF I as they switched from commitments to invested equity at the end of their respective original investment periods.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $9.5 million for the year ended December 31, 2016 as compared to 2015 primarily due to lower headcount, partially offset by increased compensation costs of $2.8 million related to fundraising activities.

Direct and indirect base compensation decreased $5.7 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower headcount and bonuses in 2015, partially offset by incremental compensation costs of $4.5 million related to fundraising activities, primarily associated with CEMOF II.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $189.2 million for the year ended December 31, 2016 as compared to 2015 due to the following:

Year Ended December 31, 2016
(Dollars in Millions)
Commodities-related contingency reserves[1]	$175.0
Claren Road transaction[1]	25.0
Insurance recoveries related to litigation	(25.0)
Increase in professional fees, including legal costs related to commodities	11.5
All other changes	2.7
Total increase	$189.2
(1) See Note 11 to the consolidated financial statements for more information.
General, administrative and other indirect expenses increased $7.9 million for the year ended December 31, 2015 as compared to 2014. The increase is primarily due to higher external costs associated with fundraising activities of $10.4 million, mostly related to CEMOF II, partially offset by lower negative foreign currency adjustments.
Economic Net Income (Loss)
Economic net income (loss) decreased $118.8 million for the year ended December 31, 2016 as compared to 2015, and decreased $155.3 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in economic net income (loss) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Economic net income (loss), prior year	$(40.3)	$115.0
Increases (decreases):
Increase (decrease) in net performance fees	33.6	(73.7)
Increase (decrease) in investment income	30.7	(15.1)
Decrease (increase) in equity-based compensation	1.4	(5.1)
Decrease in fee related earnings	(193.5)	(52.4)
Decrease (increase) in reserve for litigation and contingencies	9.0	(9.0)
Total decrease	(118.8)	(155.3)
Economic net income (loss), current year	$(159.1)	$(40.3)

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2016, 2015, and 2014 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Carry funds	$0.3	$(62.9)	$84.6
Hedge funds	0.9	10.5	(3.0)
Structured credit funds	19.0	20.9	27.6
Business development companies	17.6	6.4	3.3
Total performance fees	$37.8	$(25.1)	$112.5

The $37.8 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CLOs of $19.0 million,
•Business development companies of $17.6 million,
•Carlyle Strategic Partners III, L.P. (“CSP III”) of $3.5 million,
•Carlyle Strategic Partners II, L.P. (“CSP II”) of $2.6 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(5.8) million.

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
The $112.5 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CSP III of $34.4 million,
•CEMOF of $29.6 million, and
•CMP II of $27.9 million.

Performance fees of $37.8 million, $(25.1) million, and $112.5 million are inclusive of performance fees reversed of approximately $5.8 million, $63.1 million, and $12.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Year Ended December 31,
	2016	2015	2014
Carry funds	(11)%	(8)%	20%

Net performance fees as a percentage of total performance fees are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net Performance Fees	$19.6	$(14.0)	$59.7

Percentage of Total Performance Fees	52%	56%	53%

The increase in net performance fees for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to increased performance fees generated from our business development companies in 2016 as compared to 2015. The decrease in net performance fees for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to lower performance fees generated from our carry funds in 2015 as compared to 2014.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the year ended December 31, 2016 was $20.4 million compared to total investment loss of $10.3 million for the year ended December 31, 2015. The increase in investment income from 2015 to 2016 relates primarily to appreciation on certain U.S. and Euro-denominated collateralized loan obligations during 2016 a compared to depreciation on investments in U.S.-denominated collateralized loan obligations for 2015.
Total investment loss was $10.3 million for the year ended December 31, 2015 compared to investment income of $4.8 million in 2014. The decrease in investment income from 2014 to 2015 relates primarily to depreciation on U.S.-denominated collateralized loan obligations as well as investment losses in 2015 in CEMOF as compared to investment income in 2014.
Equity-based Compensation. Equity-based compensation was $17.6 million, $19.0 million, and $13.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease from 2015 to 2016 is primarily due to lower headcount in 2015 and 2016, partially offset by the ongoing granting of deferred restricted common units to employees during 2015 and 2016. The increase in equity-based compensation from 2014 to 2015 is due to the ongoing granting of deferred restricted common units to new and existing employees during 2014, 2015 and 2016, and a decrease in the estimated forfeiture rates during 2015.
Reserve for Litigation and Contingencies. Global Market Strategies' share of a $50.0 million reserve for litigation and contingencies was $9.0 million for the year ended December 31, 2015. Since the timing of any payment is uncertain, this has not been included in fee related earnings and distributable earnings in 2015 or 2016. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.
Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,010	$2,298	$1,916
Fee-earning AUM based on invested capital	1,278	1,601	653
Fee-earning AUM based on collateral balances, at par	16,999	17,896	17,631
Fee-earning AUM based on net asset value	—	7,811	12,812
Fee-earning AUM based on other (2)	1,839	1,366	886
Total Fee-earning AUM	$24,126	$30,972	$33,898
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.37%	1.52%	1.69%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,972	$33,898	$33,411
Acquisitions/(Divestments) (1)	(4,356)	—	—
Inflows, including Fee-paying Commitments (2)	1,901	2,422	2
Outflows, including Distributions (3)	(668)	(1,025)	(479)
Subscriptions, net of Redemptions (4)	(2,764)	(4,327)	767
Changes in CLO collateral balances (5)	(714)	850	1,887
Market Appreciation/(Depreciation) (6)	(475)	(674)	(1,548)
Foreign Exchange and other (7)	230	(172)	(142)
Balance, End of Period	$24,126	$30,972	$33,898

(1)
Divestment activity represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(3)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund.

(5)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(6)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and mutual fund.

(7)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $24.1 billion at December 31, 2016, a decrease of $6.9 billion, or 22%, compared to $31.0 billion at December 31, 2015. This was primarily the result of the divestments of our ESG and Claren Road hedge fund businesses which were sold back to their founders in separate transactions which closed in October 2016 and January 2017, respectively, and resulted in a decline in Fee-earning AUM of $4.4 billion. Also driving the decrease were net redemptions in our hedge funds of $2.8 billion and decreases in our CLO collateral balances of $0.7 billion. Partially offsetting this decrease was $1.9 billion of inflows primarily related to new commitments raised in CSP IV and CEMOF II. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2013	$1,458	$34,019	$35,477
Acquisitions/(Divestments) (1)	—	—	—
Commitments (2)	150	—	150
Capital Called, net (3)	(566)	812	246
Distributions (4)	474	(887)	(413)
Subscriptions, net of Redemptions (5)	—	924	924
Changes in CLO collateral balances (6)	—	2,087	2,087
Market Appreciation/(Depreciation) (7)	—	(1,237)	(1,237)
Foreign exchange and other (8)	(4)	(489)	(493)
Balance, As of December 31, 2014	$1,512	$35,229	$36,741
Acquisitions/(Divestments) (1)	—	—	—
Commitments (2)	2,695	—	2,695
Capital Called, net (3)	(668)	1,001	333
Distributions (4)	186	(532)	(346)
Subscriptions, net of Redemptions (5)	—	(4,434)	(4,434)
Changes in CLO collateral balances (6)	—	1,602	1,602
Market Appreciation/(Depreciation) (7)	—	(945)	(945)
Foreign exchange and other (8)	26	(417)	(391)
Balance, As of December 31, 2015	$3,751	$31,504	$35,255
Acquisitions/(Divestments) (1)	—	(4,707)	(4,707)
Commitments (2)	3,466	—	3,466
Capital Called, net (3)	(620)	814	194
Distributions (4)	177	(501)	(324)
Subscriptions, net of Redemptions (5)	—	(2,874)	(2,874)
Changes in CLO collateral balances (6)	—	(661)	(661)
Market Appreciation/(Depreciation) (7)	—	(1,046)	(1,046)
Foreign exchange and other (8)	—	96	96
Balance, As of December 31, 2016 (9)	$6,774	$22,625	$29,399

(1)
Divestment activity represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)	Represents capital raised by our carry funds, net of expired available capital.

(3)
Represents capital called by our carry funds and business development companies, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(4)
Represents distributions from our carry funds and business development companies, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(5)	Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund.

(6)	Represents the change in the aggregate collateral balance and principal cash and principal notes at par of the CLOs/structured products.

(7)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds and mutual fund.

(8)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(9)
Ending balance is comprised of approximately $18.6 billion from our structured credit/other structured product funds, $9.0 billion (including $6.8 billion of Available Capital) in our carry funds, and $1.8 billion from our business development companies.

Total AUM was $29.4 billion at December 31, 2016, a decrease of $5.9 billion, or 17%, compared to $35.3 billion at December 31, 2015. This was primarily the result of the divestments of our ESG and Claren Road hedge fund businesses which were sold back to their founders in separate transactions which closed in October 2016 and January 2017, respectively, and resulted in a decline in Total AUM of $4.7 billion. Also driving the decrease was $2.9 billion in net redemptions from our hedge funds and market depreciation of $1.0 billion. This depreciation represented a 11% ($0.2 billion) decrease on our portfolio of carry funds for the period and declines in our hedge funds. Partially offsetting this decrease were new commitments of $3.5 billion primarily in CSP IV and CEMOF II.
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
Total AUM was $36.7 billion at December 31, 2014, an increase of $1.3 billion, or 4%, compared to $35.5 billion at December 31, 2013. This increase was driven by (a) changes in the aggregate par value of our CLO collateral balances of $2.1 billion, primarily due to eight new issue CLOs raised, and (b) commitments of approximately $0.2 billion related to our carry funds and their related co-investments. These increases were partially offset by market depreciation of $1.2 billion, representing declines in our hedge funds partially offset by a 20% ($0.4 billion) increase on our portfolio of carry funds for the period, and distributions in our carry funds of $0.9 billion, of which $0.5 billion was recycled back into available capital. Increases due to subscriptions, net of redemptions, to our hedge funds of $0.9 billion in 2014 are exclusive of approximately $2.2 billion of net redemption notifications effective January 1, 2015.
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

			TOTAL INVESTMENTS
			As of December 31, 2016			Inception to December 31, 2016
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,447.2	1.8x	17%	11%
CSP III	8/2011	$702.8	$690.0	$1,064.9	1.5x	33%	21%
CSP IV (7)	3/2016	$2,216.7	$202.4	$209.1	1.0x	NM	NM
CEMOF I	12/2010	$1,382.5	$1,241.4	$1,110.0	0.9x	(6)%	(11)%
CEMOF II (7)	2/2015	$2,819.2	$202.1	$217.8	1.1x	NM	NM

(1)
The data presented herein that provides “inception to date” performance results for CSP II, CSP III, CSP IV, CEMOF I, and CEMOF II related to the period following the formation of the funds in June 2007, August 2011, March 2016, December 2010, and February 2015, respectively.

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

(7)	Returns are not considered meaningful, as the investment period commenced in February 2015 for CEMOF II and March 2016 for CSP IV.

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC (3)	% Invested (4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2016
Global Market Strategies
CEMOF I	$567.4	0.5x	0.9x	90%			100%	Dec-10	25	Dec-15
CSP III	$529.1	1.2x	1.5x	98%	X		80%	Dec-11	21	Aug-15
CEMOF II	$211.2	1.0x	1.1x	7%			100%	Dec-15	5	Feb-20
CSP II	$152.2	0.9x	1.8x	100%	X		80%	Dec-07	37	Jun-11
All Other Funds (8)	$306.6	0.9x	1.3x		NM	NM
Co-investment and Other (9)	$471.3	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,237.8	0.8x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(giveback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CSP I, CSP IV, CMP I, CMP II, and CASCOF. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Investment Solutions
In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, primary fund investments, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. As a result, the Partnership commenced a wind down of the operations of DGAM. See Note 11 to our consolidated financial statements for details of the impact of the restructuring.
The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$140.3	$153.9	$181.4
Portfolio advisory fees, net	0.8	—	—
Total fund level fee revenues	141.1	153.9	181.4
Performance fees
Realized	65.6	24.1	42.9
Unrealized	38.2	103.6	150.0
Total performance fees	103.8	127.7	192.9
Investment income (loss)
Realized	0.1	0.1	—
Unrealized	(0.3)	0.2	0.4
Total investment income (loss)	(0.2)	0.3	0.4
Interest income	0.4	0.2	0.2
Other income	0.5	0.9	1.1
Total revenues	245.6	283.0	376.0
Segment Expenses
Compensation and benefits
Direct base compensation	66.8	82.3	85.8
Indirect base compensation	13.7	13.0	13.6
Equity-based compensation	6.4	12.4	4.8
Performance fee related
Realized	63.2	20.3	30.9
Unrealized	27.6	94.8	145.0
Total compensation and benefits	177.7	222.8	280.1
General, administrative, and other indirect expenses	34.5	46.0	41.9
Depreciation and amortization expense	3.3	3.8	3.8
Interest expense	5.8	5.9	5.5
Total expenses	221.3	278.5	331.3
Economic Net Income	$24.3	$4.5	$44.7
(-) Net Performance Fees	13.0	12.6	17.0
(-) Investment Income (Loss)	(0.2)	0.3	0.4
(+) Equity-based Compensation	6.4	12.4	4.8
(+) Reserve for Litigation and Contingencies	—	5.0	—
(=) Fee Related Earnings	$17.9	$9.0	$32.1
(+) Realized Net Performance Fees	2.4	3.8	12.0
(+) Realized Investment Income	0.1	0.1	—
(=) Distributable Earnings	$20.4	$12.9	$44.1

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Distributable Earnings
Distributable earnings increased $7.5 million for the year ended December 31, 2016 as compared to 2015, and decreased $31.2 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in distributable earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Distributable earnings, prior year	$12.9	$44.1
Increases (decreases):
Decrease in realized net performance fees	(1.4)	(8.2)
Increase in realized investment income	—	0.1
Increase (decrease) in fee related earnings	8.9	(23.1)
Total increase (decrease)	7.5	(31.2)
Distributable earnings, current year	$20.4	$12.9

Realized Net Performance Fees. Realized net performance fees decreased $1.4 million for the year ended December 31, 2016 as compared to 2015, and decreased $8.2 million for the year ended December 31, 2015 as compared to 2014. Substantially all of the realized net performance fees were from the AlpInvest carry fund vehicles for the years ended December 31, 2016, 2015 and 2014.

Fee Related Earnings

Fee related earnings increased $8.9 million for the year ended December 31, 2016 as compared to 2015, and decreased $23.1 million for the year ended December 31, 2015 as compared to 2014. The following table provides the components of the change in fee related earnings for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Fee related earnings, prior year	$9.0	$32.1
Increases (decreases):
Decrease in fee revenues	(12.8)	(27.5)
Decrease in direct and indirect base compensation	14.8	4.1
Decrease in general, administrative and other expenses	6.5	0.9
All other changes	0.4	(0.6)
Total increase (decrease)	8.9	(23.1)
Fee related earnings, current year	$17.9	$9.0

Fee Revenues. Total fee revenues decreased $12.8 million for the year ended December 31, 2016 as compared to 2015, primarily due to the wind-down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $10.9 million in 2016.

Total fee revenues decreased $27.5 million for the year ended December 31, 2015 as compared to 2014, primarily due to the impact on management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund vehicles where the commitment fee period or weighted-average investment period has expired.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $14.8 million for the year ended December 31, 2016 as compared to 2015, primarily due to lower headcount in 2016 resulting from the wind-down of DGAM, partially offset by higher compensation associated with fundraising activities of $4.1 million in 2016 versus 2015.
Direct and indirect base compensation expense decreased $4.1 million for the year ended December 31, 2015 as compared to 2014, primarily due to the decline in the Euro exchange rate in 2015 as compared to 2014 as well as lower headcount in 2015.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $6.5 million for the year ended December 31, 2016 as compared to 2015, primarily due to lower professional fees, information technology and real estate costs, partially offset by lower foreign currency gains in 2016 as compared to 2015.
General, administrative and other indirect expenses decreased $0.9 million for the year ended December 31, 2015 as compared to 2014, primarily due to lower professional fees and positive foreign currency adjustments due to the decline in the Euro exchange rate in 2015. These decreases were partially offset by higher real estate costs.
Economic Net Income
Economic net income increased $19.8 million for the year ended December 31, 2016 as compared to 2015 and decreased $40.2 million for the year ended December 31, 2015 as compared to 2014. The following table provides a rollforward of economic net income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in Millions)
Economic net income, prior year	$4.5	$44.7
Increases (decreases):
Increase (decrease) in net performance fees	0.4	(4.4)
Decrease in investment income	(0.5)	(0.1)
Decrease (increase) in equity-based compensation	6.0	(7.6)
Increase (decrease) in fee related earnings	8.9	(23.1)
Decrease (increase) in reserve for litigation and contingencies	5.0	(5.0)
Total increase (decrease)	19.8	(40.2)
Economic net income, current year	$24.3	$4.5

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2016, 2015, and 2014 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Private equity fund vehicles	$103.3	$125.6	$185.7
Fund of hedge fund vehicles	—	0.4	7.2
Real estate fund vehicles	0.5	1.7	—
Total performance fees	$103.8	$127.7	$192.9

Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our AlpInvest fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

The decrease in performance fees in 2016 as compared to 2015 is primarily due to lower appreciation in our carry funds in 2016. Our carry funds appreciated 12% in 2016 as compared to 23% in 2015.

The decrease in performance fees in 2015 as compared to 2014 is primarily due to lower appreciation in our carry funds in 2015 and the continued strengthening of the U.S. dollar to the Euro in 2015. Our carry funds appreciated 23% in 2015 as compared to 26% in 2014 while the Euro fell approximately 10% relative to the U.S. dollar, further decreasing the performance fees earned in 2015 relative to 2014.

The $103.8 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $19.2 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $16.0 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $10.8 million, and
•Co-investment Fund & Secondaries Fund (2010) of $5.8 million.

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

•Co-investment Fund & Secondaries Fund (2012-2013) of $32.9 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $24.3 million,
•Partnership Fund (2007) of $14.5 million, and
•Partnership Fund (2008) of $13.8 million.

Performance fees of $103.8 million, $127.7 million, and $192.9 million are inclusive of performance fees reversed of approximately $2.4 million, $11.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Year Ended December 31,
	2016	2015	2014
Carry funds	12%	23%	26%

Note: Annual appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. The private equity fund of funds will generally have lower expected performance than the co-investment and secondaries funds.

Net performance fees for the year ended December 31, 2016 were $13.0 million, representing an increase of $0.4 million from $12.6 million in net performance fees for the year ended December 31, 2015. Net performance fees for the year ended December 31, 2015 were $12.6 million, representing a decrease of $4.4 million from $17.0 million in net performance fees for the year ended December 31, 2014.

Equity-based Compensation. Equity-based compensation was $6.4 million, $12.4 million, and $4.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease from 2015 to 2016 is primarily due to lower headcount in 2016, partially offset by the ongoing granting of deferred restricted common units to employees during 2015 and 2016. The increase from 2014 to 2015 is primarily due to the ongoing granting of deferred restricted common units to new and existing employees during 2014, 2015 and 2016, and a decrease in the estimated forfeiture rates during 2015.
Reserve for Litigation and Contingencies. Investment Solutions' share of a $50.0 million reserve for litigation and contingencies was $5.0 million for the year ended December 31, 2015. Since the timing of any payment is uncertain, this has not been included in fee related earnings and distributable earnings in 2015 or 2016. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years Ended December 31, 2016.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,047	$7,421	$9,669
Fee-earning AUM based on invested capital (2)	1,443	1,222	1,307
Fee-earning AUM based on net asset value	692	1,823	2,072
Fee-earning AUM based on lower of cost or fair market value	15,872	17,725	20,034
Total Fee-earning AUM	$27,054	$28,191	$33,082

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

	Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,191	$33,082	$35,067
Acquisitions	—	—	2,894
Inflows, including Commitments (1)	7,213	5,677	5,941
Outflows, including Distributions (2)	(6,150)	(7,406)	(6,271)
Subscriptions, net of Redemptions (3)	(2,166)	(201)	(1,044)
Market Appreciation/(Depreciation) (4)	594	(205)	399
Foreign Exchange and other (5)	(628)	(2,756)	(3,904)
Balance, End of Period	$27,054	$28,191	$33,082

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from carry fund vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for carry fund vehicles where the commitment fee period or weighted-average investment period has expired.

(3)	Represents subscriptions and redemptions in our fund of hedge funds vehicles.

(4)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on our carry fund vehicles based on the lower of cost or fair value.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.1 billion at December 31, 2016, a decrease of $1.1 billion, or 4%, compared to $28.2 billion at December 31, 2015. This decrease was driven by outflows of $6.2 billion which were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those funds that reached the end of their commitment period. Also driving the decrease was $2.2 billion of net redemptions, and $0.6 billion in foreign exchange attributable to the translation of our AlpInvest Fee-earning AUM from Euro to USD. Partially offsetting the decrease were inflows of $7.2 billion primarily from fundraising efforts in our AlpInvest Primary and Secondaries product lines and market appreciation of $0.6 billion in our AlpInvest and Metropolitan carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments. We expect to see further declines in Fee-earning AUM over the upcoming years as legacy commitments from former owners run off.  However, we expect to continue to raise new commitments, as we did in 2016, at market fee rates which are higher than the rates earned on the legacy commitments.
Fee-earning AUM was $28.2 billion at December 31, 2015, a decrease of $4.9 billion, or 15%, compared to $33.1 billion at December 31, 2014. This decrease was driven by outflows of $7.4 billion which were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those funds that reached the end of their commitment period. Also driving the decrease was $2.8 billion in foreign exchange attributable to the translation of our AlpInvest fee-earning AUM from Euro to USD. Partially offsetting the decrease were inflows of $5.7 billion in our AlpInvest and Metropolitan funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $33.1 billion at December 31, 2014, a decrease of $2.0 billion, or 6%, compared to $35.1 billion at December 31, 2013. Outflows of $6.3 billion were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those funds that reached the end of their commitment period. Distributions from funds still in the commitment fee period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. In addition, there was $3.8 billion in foreign exchange loss on our AlpInvest funds due to the decreasing value of the Euro in the translation to U.S. dollars as of the end of the period. Offsetting this decrease was the acquisition of DGAM in February 2014, with Fee-earning AUM of $2.9 billion and its subsequent net redemptions of $1.0 billion during the year. Inflows of $5.9 billion were primarily related to the initiation of fees on several 2014 mandates that made their first investment during the year and do not include approximately $3.3 billion of commitments raised in 2014 which have not yet activated their fees. Inflows also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value of the underlying investments.

Total AUM as of and for each of the Three Years Ended December 31, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, As of December 31, 2013	$17,063	$32,741	$49,804
Acquisitions	—	2,993	2,993
Commitments (1)	4,605	—	4,605
Capital Called, net (2)	(4,857)	4,487	(370)
Distributions (3)	428	(9,903)	(9,475)
Subscriptions, net of Redemptions (4)	—	(1,084)	(1,084)
Market Appreciation/(Depreciation) (5)	—	9,557	9,557
Foreign Exchange and other (6)	(1,033)	(4,228)	(5,261)
Balance, As of December 31, 2014	$16,206	$34,563	$50,769
Commitments (1)	3,171	—	3,171
Capital Called, net (2)	(4,908)	4,572	(336)
Distributions (3)	379	(11,427)	(11,048)
Subscriptions, net of Redemptions (4)	—	(188)	(188)
Market Appreciation/(Depreciation) (5)	—	7,716	7,716
Foreign Exchange and other (6)	(655)	(3,224)	(3,879)
Balance, As of December 31, 2015	$14,193	$32,012	$46,205
Commitments (1)	3,945	—	3,945
Capital Called, net (2)	(4,153)	3,834	(319)
Distributions (3)	412	(9,046)	(8,634)
Subscriptions, net of Redemptions (4)	—	(1,792)	(1,792)
Market Appreciation/(Depreciation) (5)	—	4,650	4,650
Foreign Exchange and other (6)	(103)	(860)	(963)
Balance, As of December 31, 2016	$14,294	$28,798	$43,092

(1)	Represents capital raised by our carry fund vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our carry fund vehicles, net of fund fees and expenses.

(3)	Represents distributions from our carry fund vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund vehicles. Fair market values for carry fund vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2016) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2016.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $43.1 billion as of December 31, 2016, a decrease of $3.1 billion, or 7%, compared to $46.2 billion as of December 31, 2015. This decrease was driven by $9.0 billion in distributions, of which $0.4 billion is recallable, primarily in our AlpInvest funds and $1.8 billion in net redemptions. Partially offsetting these decreases was $3.9 billion of new commitments primarily in our AlpInvest Primary and Secondaries product lines and $4.7 billion of market appreciation. Market appreciation was driven by 12% appreciation in our AlpInvest funds and 4% appreciation in our MRE funds.
Total AUM was $46.2 billion as of December 31, 2015, a decrease of $4.6 billion, or 9%, compared to $50.8 billion as of December 31, 2014. This decrease was driven by $11.4 billion in distributions, of which $0.4 billion is recallable, and $3.9 billion of decreases in foreign exchange, both primarily in our AlpInvest funds. Offsetting these decreases was $3.2 billion of new commitments primarily in our AlpInvest and Metropolitan funds and $7.7 billion of market appreciation. Market appreciation was driven by appreciation of $7.6 billion in our AlpInvest funds, $0.1 billion in our Metropolitan funds, and $0.1 billion of depreciation in our DGAM fund of hedge funds vehicles.
Total AUM was $50.8 billion as of December 31, 2014, an increase of $1.0 billion, or 2%, compared to $49.8 billion as of December 31, 2013. This increase was primarily driven by (a) market appreciation of $9.6 billion, due to appreciation of $9.0 billion in our AlpInvest funds, $0.3 billion of appreciation in our Metropolitan funds, and $0.2 billion of appreciation in our DGAM fund of hedge funds vehicles, (b) activation of new mandates at AlpInvest and new commitments to Metropolitan during the year of approximately $4.6 billion, and (c) $3.0 billion from the DGAM acquisition. This was offset by (a) distributions of approximately $9.5 billion in the quarter, net of amounts recycled, (b) loss on the translation to U.S. dollars for our Euro-denominated funds of $5.3 billion, and (c) net redemptions of $1.1 billion in our fund of hedge funds vehicles.
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2016, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of December 31, 2016
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Investment Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,533.2	€7,442.4	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€5,126.2	€8,010.0	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,563.9	€21,008.2	1.5x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,962.6	€7,178.8	1.4x	15%	14%
Main Fund V - Fund Investments	2012	€5,080.0	€3,103.4	€3,541.9	1.1x	9%	8%
Main Fund I - Secondary Investments	2002	€519.4	€506.1	€962.7	1.9x	59%	56%
Main Fund II - Secondary Investments	2003	€998.4	€1,075.2	€1,959.0	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,483.5	€3,673.5	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€2,029.9	€3,318.3	1.6x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,748.4	€5,124.8	1.4x	21%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€948.5	€2,605.3	2.7x	44%	41%
Main Fund III - Co-Investments	2006	€2,760.0	€3,011.2	€4,023.5	1.3x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,437.1	€3,611.4	2.5x	25%	23%
Main Fund V - Co-Investments	2012	€1,122.2	€1,094.8	€2,288.5	2.1x	35%	32%
Main Fund II - Mezzanine Investments	2004	€700.0	€807.0	€1,090.3	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,103.2	€2,800.4	1.3x	10%	9%
All Other Funds (9)	Various		€2,033.2	€2,754.9	1.4x	14%	11%
Total Fully Committed Funds			€52,567.2	€81,393.9	1.5x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€196.6	€184.8	0.9x	NM	NM
Main Fund VI - Secondary Investments (10)	2016	€3,280.9	€14.4	€14.3	1.0x	NM	NM
Main Fund VI - Co-Investments	2014	€1,115.0	€811.2	€986.9	1.2x	19%	15%
All Other Funds (9)	Various		€489.3	€581.8	1.2x	17%	13%
Total Funds in the Commitment Period			€1,511.5	€1,767.9	1.2x	17%	12%
TOTAL ALPINVEST			€54,078.7	€83,161.8	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD) (11)			$56,955.0	$87,584.8	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate vehicles. As of December 31, 2016, these excluded investments represent $0.3 billion of AUM at AlpInvest and $1.7 billion of AUM at Metropolitan.

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

(10)	Returns are not considered meaningful as the commitment period commenced in 2015 for Main Fund VI - Fund Investments and in 2016 for Main Fund VI - Secondary Investments.

(11)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance fees, after covering the related compensation, are available for distribution to equityholders. Historically, approximately 95% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, advisors and other professionals.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of December 31, 2016. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $0.7 billion at December 31, 2016. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $190.2 million at December 31, 2016. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $685 million as of December 31, 2016. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.74% at December 31, 2016).
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
Our balance sheet at December 31, 2016 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility.
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2016		Borrowing Outstanding December 31, 2015		Maturity Date (2)	Interest Rate as of December 31, 2016
October 3, 2013	$13.2	(1)	$13.7	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		—		July 15, 2027	2.68%	(4)
	$33.8		$13.7

(1) Original borrowing amount of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the year ended December 31, 2016.
The CLO term loans are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity.

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the Partnership to purchase eligible interests in CLOs. This master credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread and an applicable margin. Interest will be due quarterly. As of the date of this filing, no term loans have been issued under this master credit agreement.
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
Promissory Note. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 6 to the consolidated financial statements). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.50% at December 31, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the promissory note buyback.
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
Loans Payable of a Consolidated Real Estate VIE. Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2016, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.
Realized performance fee revenue. Another source of liquidity we may use to meet our capital needs is the realized performance fee revenue generated by our investment funds. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. For certain funds, carried interest is realized once all invested capital and expenses have been returned to the fund's investors and the fund's cumulative returns are in excess of the preferred return. Incentive fees earned on our CLO vehicles generally are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of December 31, 2016, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,375.4	$(3.9)	$1,371.5
Real Assets	483.4	(156.9)	326.5
Global Market Strategies	68.6	—	68.6
Investment Solutions	553.7	—	553.7
Total	$2,481.1	$(160.8)	$2,320.3
Plus: Accrued performance fees from NGP			44.7
Less: Accrued performance fee-related compensation			(1,307.4)
Plus: Receivable for giveback obligations from current and former employees			5.6
Less: Deferred taxes on accrued performance fees			(68.4)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			79.4
Net accrued performance fees excluding compensation and non-controlling interests			1,074.2
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(3.8)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,070.4
As of December 31, 2016, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (Dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$668.6
Growth Capital	37.0
Total Corporate Private Equity	705.6
Real Assets:
Real Estate	250.3
Natural Resources	51.8
Legacy Energy	(17.7)
Total Real Assets	284.4
Global Market Strategies	35.3
Investment Solutions and other non-carry funds	45.1
Net accrued performance fees attributable to Carlyle Holdings	$1,070.4
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
Distributions. With respect to distribution year 2016, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $131.1 million, or $1.55 per common unit, consisting of (i) $0.16 per common unit in respect of the fourth quarter of 2016, which is payable on February 28, 2017 to common unitholders of record on February 21, 2017, (ii) $0.50 per common unit in respect of the third quarter of 2016, which was paid on November 16, 2016, (iii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016. Distributions to common unitholders paid during the calendar year ended December 31, 2016 were $140.9 million, representing the distributions paid in March 2016 of $0.29 per common unit with respect to the fourth quarter of 2015, $0.26 per common unit with respect to the first quarter of 2016, $0.63 per common unit with respect to the second quarter of 2016, and $0.50 per common unit with respect to the third quarter of 2016.
With respect to distribution year 2015, the Board of Directors of our general partner declared cumulative distributions to common unitholders totaling approximately $163.7 million, or $2.07 per common unit, consisting of (i) $0.29 per common unit in respect of the fourth quarter of 2015, which was paid in March 2016, (ii) $0.56 per common unit in respect of the third quarter of 2015, which was paid in November 2015, (iii) $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2015 were $251.0 million, representing the distributions paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014, $0.33 per common unit with respect to the first quarter of 2015, $0.89 per common unit with respect to the second quarter of 2015, and $0.56 per common unit with respect to the third quarter of 2015.
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
With respect to distribution year 2016, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $376.2 million, or $1.55 per Carlyle Holdings unit, consisting of (i) $0.16 per Carlyle Holdings unit in respect of the fourth quarter of 2016, which is payable on February 27, 2017 to Carlyle Holdings unitholders of record on February 21, 2017, (ii) $0.50 per Carlyle Holdings unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per Carlyle Holdings unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per Carlyle Holdings unit in respect of the first quarter of 2016, which was paid in May 2016.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2016 were $422.6 million, representing the distributions paid in March 2016 of $0.35 per Carlyle Holdings unit with respect to the fourth quarter of 2015, $0.26 per Carlyle Holdings unit with respect to the first quarter of 2016, $0.63 per Carlyle Holdings unit with respect to the second quarter of 2016, and $0.50 per Carlyle Holdings unit with respect to the third quarter of 2016.

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
It is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings per common unit, net of taxes and amounts payable under the tax receivable agreement, for the quarter. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, giveback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.
Distributions for the 2014 fiscal year, including the fourth quarter 2014 distribution, were determined in accordance with Carlyle’s distribution policy in effect for that year. For that period, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.'s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of the year and for the fourth quarter of that year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle's Distributable Earnings in excess of the amount determined by Carlyle's general partner that was necessary or appropriate to provide for the conduct of Carlyle's business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distribution for that year was less than our Distributable Earnings for that year due to these funding requirements.
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

Since our inception through December 31, 2016, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2016, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,921.2	$1,519.4	$3,440.6
Real Assets	869.5	522.5	1,392.0
Global Market Strategies	927.9	506.1	1,434.0
Investment Solutions	41.8	243.9	285.7
Total	$3,760.4	$2,791.9	$6,552.3
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.8 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of December 31, 2016 consist of the following (Dollars in millions):

Investments	$1,107.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(298.2)
Less: Strategic equity method investments in NGP Management	(399.7)
Less: Investment in NGP Management (accrued performance fees)	(44.7)
Investments excluding non-controlling interests and NGP	364.4
Plus: investments in Consolidated Funds, eliminated in consolidation	165.2
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$529.6
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the year ended December 31, 2016, we have paid an aggregate of $58.9 million to repurchase and retire 3,681,699 units (excluding $0.2 million and 11,490 units that were pending settlement at December 31, 2016) with the majority of the repurchases done via open market transactions.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below. As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, on January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(300.6)	$3,902.8	$2,645.7
Net cash (used in) provided by investing activities	(20.1)	(21.5)	37.0
Net cash provided by (used in) financing activities	15.3	(4,011.2)	(2,293.4)
Effect of foreign exchange rate change	(15.2)	(120.6)	(113.9)
Net change in cash and cash equivalents	$(320.6)	$(250.5)	$275.4
Net Cash Provided by (used in) Operating Activities. Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance fees, the related non-cash performance fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the years ended December 31, 2016, 2015 and 2014, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $2.2 billion, $2.7 billion, and $2.6 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative, and other expenses of approximately $1.8 billion, $1.9 billion, and $2.3 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2016, investment proceeds were $299.5 million while investment purchases were $368.2 million. During the year ended December 31, 2015, investment proceeds were $313.0 million while investment purchases were $91.9 million. During the year ended December 31, 2014, investment proceeds were $544.4 million while investment purchases were $221.9 million.
The net cash used in operating activities for the year ended December 31, 2016 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2016, proceeds from the sales and settlements of investments by the Consolidated Funds were $1,282.9 million, while purchases of investments by the Consolidated Funds were $2,739.4 million. For the year ended December 31, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,653.6 million, while purchases of investments by the Consolidated Funds were $10,472.1 million. For the year ended December 31, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $10,685.6 million, while purchases of investments by the Consolidated Funds were $10,566.3 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the year ended December 31, 2016, cash used in investing activities principally reflects purchases of fixed assets, partially offset by a change in restricted cash balances. Purchases of fixed assets were $25.4 million, $62.3 million and $29.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2014, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million.
Net Cash Used in Financing Activities. Financing activities are a net cash inflow in 2016 and a net use of cash in 2015 and 2014. In 2016, we paid $58.9 million to repurchase 3.7 million units under our unit repurchase program. In June 2015, the Partnership received net proceeds from the issuance of 7,000,000 common units of $209.9 million. The Partnership used these net proceeds to acquire 7,000,000 Carlyle Holdings partnership units from the other limited partners of the Carlyle Holdings partnerships.
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
Distributions to our common unitholders were $140.9 million, $251.0 million, and $102.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $422.6 million, $848.5 million, and $486.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the years ended December 31, 2016, 2015, and 2014 were $594.2 million, $734.3 million, and $(1,033.4) million, respectively. For the years ended December 31, 2016, 2015, and 2014, contributions from non-controlling interest holders were $113.0 million, $2,376.6 million, and $2,203.1 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2016, 2015, and 2014, distributions to non-controlling interest holders were $109.4 million, $5,267.0 million, and $4,190.4 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Balance Sheet

Total assets were $10.0 billion at December 31, 2016, a decrease of $22.2 billion from December 31, 2015. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, cash and cash equivalents held at Consolidated Funds, and due from affiliates and other receivables of Consolidated Funds, net, of $20.1 billion, $0.9 billion, and $0.7 billion, respectively, primarily due to the adoption of the revised consolidation guidance (see Note 2 to the consolidated financial statements). Cash and cash equivalents and corporate treasury investments totaled approximately $0.9 billion, a decrease of $0.1 billion from December 31, 2015.
Total liabilities were $8.5 billion at December 31, 2016, a decrease of $14.7 billion from December 31, 2015. The decrease in liabilities was primarily attributable to a decrease in loans payable of Consolidated Funds of $13.2 billion and a decrease in other liabilities of Consolidated Funds of $1.2 billion from December 31, 2015 to December 31, 2016, primarily due to the adoption of the revised consolidation guidance (see Note 2 to the consolidated financial statements).
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2016, our total assets without the effect of the Consolidated Funds were $5.5 billion, including cash and cash equivalents and corporate treasury investments totaling $0.9 billion and accrued performance fees of $2.5 billion.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2016 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$13.3	$25.0	$1,229.3	$1,267.6
Interest payable(b)	58.5	118.8	118.4	741.6	1,037.3
Contingent cash consideration(c)	1.4	45.8	—	—	47.2
Operating lease obligations(d)	52.4	95.7	93.2	339.3	580.6
Capital commitments to Carlyle funds(e)	2,791.9	—	—	—	2,791.9
Tax receivable agreement payments(f)	2.7	—	26.8	108.3	137.8
Loans payable of Consolidated Funds(g)	90.2	229.4	178.4	4,275.7	4,773.7
Loans payable of a consolidated real estate VIE(h)	34.5	59.2	56.8	58.0	208.5
Unfunded commitments of the CLOs(i)	3.7	—	—	—	3.7
Consolidated contractual obligations	3,035.3	562.2	498.6	6,752.2	10,848.3
Loans payable of Consolidated Funds(g)	(90.2)	(229.4)	(178.4)	(4,275.7)	(4,773.7)
Loans payable of a consolidated real estate VIE(h)	(34.5)	(59.2)	(56.8)	(58.0)	(208.5)
Capital commitments to Carlyle funds(e)	(2,472.2)	—	—	—	(2,472.2)
Unfunded commitments of the CLOs(i)	(3.7)	—	—	—	(3.7)
Carlyle Operating Entities contractual obligations	$434.7	$273.6	$263.4	$2,418.5	$3,390.2

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO and matures on the earlier of 2018 or the date that the CLO is dissolved. The term loan entered into during 2016 related to a CLO that was formed in June 2016 and matures on the earlier of 2027 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLOs do not dissolve prior to 2018 or 2027, respectively.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 1.74% on $25.0 million of the term loan of our senior credit facility, and approximately 1.75% on $13.2 million of our 2013 CLO term loan, approximately 2.68% on $20.6 million of our 2016 CLO retention term loan, and approximately 3.50% on $108.8 million of our NGP promissory note. Interest payments assume that no prepayments are made and loans are held until maturity.

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

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2017 through 2031. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.8 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2016, at spreads to market rates pursuant to the debt agreements, and range from 0.96% to 8.48%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of December 31, 2016, at spreads to market rates pursuant to the loan agreements, and range from 15.1% to 21.3%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of September 30, 2016.

(i)
These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Excluded from the table above are liabilities for uncertain tax positions of $19.0 million at December 31, 2016 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $10.0 million of future costs to be incurred; these amounts have been excluded as we are uncertain as to the timing and amount of such payments.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, we and certain of our senior Carlyle professionals have made and may make additional investments in and fundings for the benefit of Urbplan. From 2013 through December 31, 2016, $369.1 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $121.6 million of the $369.1 million and the remaining $247.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2016, $47.6 million was funded to Urbplan, of which we funded $43.7 million and the senior Carlyle professionals funded $3.9 million indirectly through us.
No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek restructuring of its existing debt obligations to reduce its cash requirements. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes depending on the circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors. The Partnership does not expect any such additional funding to exceed $30 million.
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
The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; we have not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet our liquidity requirements. Urbplan has substantially completed construction of its development projects, and no new development projects have been approved. At this time, Urbplan’s projected revenues and cash flow may be insufficient to timely satisfy all of Urbplan’s debt obligations, necessitating a restructuring of its debt obligations or a potential bankruptcy reorganization or insolvency proceeding. Furthermore, while the Partnership has not expressly assumed any of Urbplan’s obligations or liabilities, in any such proceeding customers or other creditors in certain circumstances might seek to assert claims against the Partnership and its affiliate assets unrelated to Urbplan under certain consumer protection, labor or other laws.
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

For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, was paid in January 2016 with $63.0 million in cash and $120.0 million in a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership. In December 2016, we repurchased approximately $11.2 million of this promissory note. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.
Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of December 31, 2016 is $163.2 million versus the liabilities recognized on the balance sheet of $37.6 million. Based on the historical and projected performance of our acquisitions, we believe that approximately $116.0 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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

U.S. Risk Retention Rules

The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). The U.S. Risk Retention Rules became effective on December 24, 2016 and apply to sponsors of CLOs issued thereafter. As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. To comply with the U.S. Risk Retention Rules, we expect that we will contribute approximately $750 million to new CLOs issued over the next five years. Our contribution to the new CLOs will be funded through a variety of sources, including direct funding from the Partnership, funding from senior Carlyle professionals, funding from third party investors, and limited recourse borrowing. The allocation of funding sources, and therefore the amount of capital required from the Partnership, will be determined in the future.

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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the estimate above or recorded in our consolidated financial statements as of December 31, 2016.
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
Carlyle Holdings Partnership Units
Rollforwards of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units for the years ended December 31, 2016 and 2015 are as follows:

	Units as of December 31, 2015	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of December 31, 2016
The Carlyle Group L.P. common units	80,408,702	6,860,931	—	923,017	(3,581,699)	84,610,951
Carlyle Holdings partnership units	243,619,604	—	(748,791)	(923,017)	(100,000)	241,847,796
Total	324,028,306	6,860,931	(748,791)	—	(3,681,699)	326,458,747

	Units as of December 31, 2014	Units Issued - DRUs	Units Issued - Acquisitions	Units Forfeited	Units Exchanged	Units as of December 31, 2015
The Carlyle Group L.P. common units	67,761,012	5,455,881	82,046	(21,451)	7,131,214	80,408,702
Carlyle Holdings partnership units	251,195,295	—	—	(444,477)	(7,131,214)	243,619,604
Total	318,956,307	5,455,881	82,046	(465,928)	—	324,028,306
The Carlyle Group L.P. common units issued during the period from December 31, 2015 through December 31, 2016 relate to the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2016. Further, The Carlyle Group L.P. common units in the table above includes 38,911 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2015 through December 31, 2016 primarily relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis.

The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2015 through December 31, 2016 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.

The total units as of December 31, 2016 as shown above exclude approximately 1.1 million common units in connection with the vesting of deferred restricted common units subsequent to December 31, 2016 that will participate in the unitholder distribution that will be paid in March 2017 and include 11,490 common units repurchased that are pending settlement as of December 31, 2016.

The Carlyle Group L.P. common units issued during the period from December 31, 2014 through December 31, 2015 relate to: (i) the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2015, and (iii) the satisfaction of certain performance-based vesting contingent consideration arrangements related to our acquisition of DGAM. Further, the Carlyle Group L.P. common units in the table above includes 716,404 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.

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

The total units as of December 31, 2015 as shown above exclude approximately 0.9 million common units in connection with the vesting of deferred restricted common units and an exchange of Carlyle Holdings partnership units that participated in the unitholder distribution that was paid in March 2016.

Critical Accounting Policies
Principles of Consolidation. The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The Partnership describes the policies and procedures it uses in evaluating whether an entity is consolidated in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. As part of its consolidation procedures, the Partnership evaluates: (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Partnership's involvement would make it the primary beneficiary.

•
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

•
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

•
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

Changes to these judgments could result in a change in the consolidation conclusion for a legal entity.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
Performance Fees. Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (which can vary by fund) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors.
While carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2016, all of the investments held by the Partnership's funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance fee allocations for various fund types, preferred return hurdle rates, the timing of performance fee revenue recognition, and the potential for performance fee revenue reversal.
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
The Partnership has approximately $234 million of deferred tax assets as of December 31, 2016. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
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
In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management's determination of fair value is then based on the best information available in the circumstances and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

The valuation methodologies can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance fees. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees and in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds. See “Risk Factors — Risks Related to Our Company — Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance fees.”
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
In determining the aggregate fair value of any award grants, we make judgments, among others, as to the grant-date fair value and estimated forfeiture rates. Each of these elements, particularly the forfeiture assumptions used in valuing our equity awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. The Partnership will adopt ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017. As a policy election to be made upon adoption, the Partnership plans to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. See Note 2 to the consolidated financial statements for more information on this new accounting guidance.
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
Effect on Fund Management Fees
Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our carry funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2016, approximately 7% of our fund management fees (7% of our fund management fees inclusive of management fees earned from Consolidated Funds) were based on the NAV of the applicable funds.
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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2016 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$542.9	$(308.1)
Real Assets	202.2	(226.8)
Global Market Strategies	21.0	(17.1)
Investment Solutions	93.1	(76.3)
Total	$859.2	$(628.3)
The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2016 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$507.6	$(276.8)
Real Assets	174.2	(229.6)
Global Market Strategies	16.1	(12.7)
Investment Solutions	90.4	(73.5)
Total	$788.3	$(592.6)
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

	Total Assets Under Management, Excluding Available Commitments	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$33,365	89%
Real Assets	$22,679	87%
Global Market Strategies (1)	$22,626	99%
Investment Solutions	$28,798	99%

(1)
Comprised of approximately $18.6 billion (100% Level III Investments) in our structured credit/other structured products funds, $2.2 billion (90% Level III Investments) in our carry funds, and $1.8 billion (96% Level III Investments) in our business development companies.

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

dollar currencies. We estimate that as of December 31, 2016, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $126.8 million, (b) performance fees would decrease by $38.4 million and (c) investment income would decrease by $14.1 million.
Interest Rate Risk
We have obligations under our term loan facility, a CLO term loan that was entered into in October 2013, a promissory note, and a CLO retention term loan that was entered into in June 2016 that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.
The term loan under our senior credit facility incurs interest at LIBOR plus an applicate rate. The CLO term loan (October 2013) incurs interest at EURIBOR plus an applicable rate. The promissory note incurs interest at the three month LIBOR plus an applicable rate. The CLO retention term loan (June 2016) incurs interest at the weighted average rate of its underlying senior notes. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2016, we estimate that interest expense relating to variable rates would increase by approximately $1.6 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Carlyle Group L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated financial statements, the Partnership adopted, on a modified retrospective basis, the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02).
/s/ Ernst & Young LLP
McLean, Virginia
February 16, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Carlyle Group L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Carlyle Group L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2016 of The Carlyle Group L.P. and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 16, 2017

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$670.9	$991.5
Cash and cash equivalents held at Consolidated Funds	761.5	1,612.7
Restricted cash	13.1	18.9
Restricted cash and securities of Consolidated Funds	—	18.4
Corporate treasury investments	190.2	—
Accrued performance fees	2,481.1	2,988.6
Investments	1,107.0	885.9
Investments of Consolidated Funds	3,893.7	23,998.8
Due from affiliates and other receivables, net	227.2	195.3
Due from affiliates and other receivables of Consolidated Funds, net	29.5	765.3
Receivables and inventory of a consolidated real estate VIE	145.4	143.6
Fixed assets, net	106.1	110.9
Deposits and other	39.4	49.0
Other assets of a consolidated real estate VIE	31.5	47.6
Intangible assets, net	42.0	135.7
Deferred tax assets	234.4	219.4
Total assets	$9,973.0	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,265.2	$1,135.7
Loans payable of Consolidated Funds	3,866.3	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $144.4 million and $125.6 million as of December 31, 2016 and 2015, respectively)	79.4	75.4
Accounts payable, accrued expenses and other liabilities	369.8	463.8
Accrued compensation and benefits	1,661.8	1,953.2
Due to affiliates	223.6	245.9
Deferred revenue	54.0	40.9
Deferred tax liabilities	76.6	103.5
Other liabilities of Consolidated Funds	637.0	1,838.6
Other liabilities of a consolidated real estate VIE	124.5	84.4
Accrued giveback obligations	160.8	252.0
Total liabilities	8,519.0	23,258.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	—	2,845.9
Partners’ capital (common units, 84,610,951 and 80,408,702 issued and outstanding as of December 31, 2016 and 2015, respectively)	403.1	485.9
Accumulated other comprehensive loss	(95.2)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	120.8
Non-controlling interests in consolidated entities	277.8	4,493.8
Non-controlling interests in Carlyle Holdings	868.3	1,067.2
Total partners’ capital	1,454.0	6,077.6
Total liabilities and partners’ capital	$9,973.0	$32,181.6
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Fund management fees	$1,076.1	$1,085.2	$1,166.3
Performance fees
Realized	1,129.5	1,441.9	1,328.7
Unrealized	(377.7)	(617.0)	345.7
Total performance fees	751.8	824.9	1,674.4
Investment income (loss)
Realized	112.9	32.9	23.7
Unrealized	47.6	(17.7)	(30.9)
Total investment income (loss)	160.5	15.2	(7.2)
Interest and other income	23.9	18.6	20.6
Interest and other income of Consolidated Funds	166.9	975.5	956.0
Revenue of a consolidated real estate VIE	95.1	86.8	70.2
Total revenues	2,274.3	3,006.2	3,880.3
Expenses
Compensation and benefits
Base compensation	647.1	632.2	789.0
Equity-based compensation	334.6	378.0	344.0
Performance fee related
Realized	580.5	650.5	590.7
Unrealized	(227.4)	(139.6)	282.2
Total compensation and benefits	1,334.8	1,521.1	2,005.9
General, administrative and other expenses	521.1	712.8	526.8
Interest	61.3	58.0	55.7
Interest and other expenses of Consolidated Funds	128.5	1,039.3	1,042.0
Interest and other expenses of a consolidated real estate VIE	207.6	144.6	175.3
Other non-operating income	(11.2)	(7.4)	(30.3)
Total expenses	2,242.1	3,468.4	3,775.4
Other income
Net investment gains of Consolidated Funds	13.1	864.4	887.0
Income before provision for income taxes	45.3	402.2	991.9
Provision for income taxes	30.0	2.1	76.8
Net income	15.3	400.1	915.1
Net income attributable to non-controlling interests in consolidated entities	41.0	537.9	485.5
Net income (loss) attributable to Carlyle Holdings	(25.7)	(137.8)	429.6
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(32.1)	(119.4)	343.8
Net income (loss) attributable to The Carlyle Group L.P.	$6.4	$(18.4)	$85.8
Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.08	$(0.24)	$1.35
Diluted	$(0.08)	$(0.30)	$1.23
Weighted-average common units
Basic	82,714,178	74,523,935	62,788,634
Diluted	308,522,990	298,739,382	68,461,157
Distributions declared per common unit	$1.68	$3.39	$1.88
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$15.3	$400.1	$915.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(54.6)	(801.0)	(730.1)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	1.9	2.3	2.4
Defined benefit plans
Unrealized gains (loss) for the period	(6.8)	4.1	(0.6)
Reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	—	0.3	0.4
Other comprehensive loss	(59.5)	(794.3)	(727.9)
Comprehensive income (loss)	(44.2)	(394.2)	187.2
Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	—	63.7	279.1
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	10.7	(143.8)	(632.9)
Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(0.2)	185.4	465.2
Comprehensive income (loss) attributable to Carlyle Holdings	(33.7)	(288.9)	298.6
Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	39.5	239.1	(228.2)
Comprehensive income (loss) attributable to The Carlyle Group L.P.	$5.8	$(49.8)	$70.4
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities
(Dollars and units in millions)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2013	49.4	357.1	(11.2)	463.6	7,696.6	1,871.3	10,377.4	4,352.0
Reallocation of ownership interests in Carlyle Holdings	0.1	41.2	(10.3)	—	—	(30.9)	—	—
Issuance of units in public offering, net of issuance costs	13.8	97.8	(2.1)	—	—	50.4	146.1	—
Issuance of common units related to acquisitions	0.7	3.7	—	—	—	19.4	23.1	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	12.8	12.8	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	9.7	—	—	—	—	9.7	—
Equity-based compensation	—	71.9	—	—	—	271.1	343.0	—
Net delivery of vested common units	3.8	1.5	—	—	—	1.2	2.7	—
Contributions	—	—	—	—	1,002.5	—	1,002.5	1,205.0
Distributions	—	(102.7)	—	—	(2,885.6)	(486.9)	(3,475.2)	(1,304.8)
Deconsolidation of a Consolidated Fund	—	—	—	—	—	—	—	(25.5)
Net income (loss)	—	85.8	—	(259.0)	1,209.7	343.8	1,380.3	(465.2)
Currency translation adjustments	—	—	(15.8)	(20.1)	(576.8)	(117.4)	(730.1)	—
Defined benefit plans, net	—	—	(0.1)	—	—	(0.1)	(0.2)	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	1.9	2.4	—
Balance at December 31, 2014	67.8	566.0	(39.0)	184.5	6,446.4	1,936.6	9,094.5	3,761.5
Reallocation of ownership interests in Carlyle Holdings	0.1	34.5	(12.6)	—	—	(21.9)	—	—
Exchange of units in public offering, net of issuance costs	7.0	52.5	(7.1)	—	—	(45.4)	—	—
Issuance of common units related to acquisitions	0.1	0.5	—	—	—	1.8	2.3	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	5.5	—	—	—	—	5.5	—
Equity-based compensation	—	92.8	—	—	—	283.2	376.0	—
Net delivery of vested common units	5.4	3.5	—	—	—	0.5	4.0	—
Contributions	—	—	—	—	1,090.5	—	1,090.5	1,286.1
Distributions	—	(251.0)	—	—	(3,230.8)	(848.5)	(4,330.3)	(2,036.2)
Initial consolidation of a Consolidated Fund	—	—	—	—	43.9	—	43.9	19.9
Net income (loss)	—	(18.4)	—	(54.4)	777.7	(119.4)	585.5	(185.4)
Currency translation adjustments	—	—	(32.9)	(9.3)	(633.9)	(124.9)	(801.0)	—
Defined benefit plans, net	—	—	1.0	—	—	3.4	4.4	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	1.8	2.3	—
Balance at December 31, 2015	80.4	485.9	(90.1)	120.8	4,493.8	1,067.2	6,077.6	2,845.9
Reallocation of ownership interests in Carlyle Holdings	0.9	18.1	(4.5)	—	—	(13.6)	—	—
Units repurchased	(3.6)	(57.4)	—	—	—	(1.5)	(58.9)	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	0.4	—	—	—	—	0.4	—
Equity-based compensation	—	97.4	—	—	—	278.8	376.2	—
Net delivery of vested common units	6.9	(6.2)	—	—	—	(0.5)	(6.7)	—
Contributions	—	—	—	—	119.3	—	119.3	—
Distributions	—	(140.9)	—	—	(107.9)	(422.6)	(671.4)	(1.5)
Deconsolidation of ESG (see Note 11)	—	(0.6)	—	—	(5.6)	—	(6.2)	(6.3)
Deconsolidation of Consolidated Funds upon adoption of ASU 2015-02 and the impact of adoption of ASU 2014-13 (see Note 2)	—	—	—	(120.8)	(4,211.1)	—	(4,331.9)	(2,838.3)
Net income (loss)	—	6.4	—	—	40.8	(32.1)	15.1	0.2
Currency translation adjustments	—	—	0.7	—	(51.5)	(3.8)	(54.6)	—
Defined benefit plans, net	—	—	(1.8)	—	—	(5.0)	(6.8)	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	1.4	1.9	—
Balance at December 31, 2016	84.6	$403.1	$(95.2)	$—	$277.8	$868.3	$1,454.0	$—

See accompanying notes.

The Carlyle Group L.P.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$15.3	$400.1	$915.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and impairment	72.0	322.8	192.1
Equity-based compensation	334.6	378.0	344.0
Excess tax benefits related to equity-based compensation	—	(4.0)	(2.7)
Non-cash performance fees	199.6	455.1	(572.9)
Other non-cash amounts	(41.7)	12.7	(1.4)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(51.7)	(458.7)	(785.6)
Realized/unrealized (loss) gain from loans payable of Consolidated Funds	40.5	(436.5)	(11.9)
Purchases of investments by Consolidated Funds	(2,739.4)	(10,472.1)	(10,566.3)
Proceeds from sale and settlements of investments by Consolidated Funds	1,282.9	11,653.6	10,685.6
Non-cash interest (income) loss, net	(5.5)	3.3	(26.2)
Change in cash and cash equivalents held at Consolidated Funds	513.7	1,281.8	2,516.8
Change in other receivables held at Consolidated Funds	1.1	534.6	(414.7)
Change in other liabilities held at Consolidated Funds	268.9	48.0	63.3
Other non-cash amounts of Consolidated Funds	(17.5)	—	—
Investment (income) loss	(154.6)	(0.5)	14.9
Purchases of investments	(368.2)	(91.9)	(221.9)
Proceeds from the sale of investments	299.5	313.0	544.4
Payments of contingent consideration	(82.6)	(17.8)	(59.6)
Changes in deferred taxes, net	(4.4)	(31.4)	10.5
Change in due from affiliates and other receivables	(10.9)	(1.4)	(4.2)
Change in receivables and inventory of a consolidated real estate VIE	29.0	(57.5)	—
Change in deposits and other	5.1	(10.8)	(10.9)
Change in other assets of a consolidated real estate VIE	41.2	(17.4)	(25.0)
Deconsolidation of ESG (see Note 11)	(34.5)	—	—
Change in accounts payable, accrued expenses and other liabilities	66.6	62.5	(23.4)
Change in accrued compensation and benefits	6.5	(35.3)	155.4
Change in due to affiliates	(19.3)	21.0	(81.6)
Change in other liabilities of a consolidated real estate VIE	34.3	101.6	(24.9)
Change in deferred revenue	18.9	(50.0)	36.8
Net cash provided by (used in) operating activities	(300.6)	3,902.8	2,645.7
Cash flows from investing activities
Change in restricted cash	5.3	40.8	69.8
Purchases of fixed assets, net	(25.4)	(62.3)	(29.7)
Acquisitions, net of cash acquired	—	—	(3.1)
Net cash provided by (used in) investing activities	(20.1)	(21.5)	37.0
Cash flows from financing activities
Proceeds from debt obligations	20.6	—	210.8
Payments on debt obligations	(9.0)	—	—
Net payments on loans payable of a consolidated real estate VIE	(34.5)	(65.3)	(34.4)
Net borrowings (payments) on loans payable of Consolidated Funds	594.2	734.3	(1,033.4)
Payments of contingent consideration	(3.3)	(8.1)	(39.5)
Distributions to common unitholders	(140.9)	(251.0)	(102.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(422.6)	(848.5)	(486.9)
Net proceeds from issuance of common units, net of offering costs	—	209.9	449.5
Excess tax benefits related to equity-based compensation	—	4.0	2.7
Contributions from non-controlling interest holders	113.0	2,376.6	2,203.1
Distributions to non-controlling interest holders	(109.4)	(5,267.0)	(4,190.4)
Acquisition of non-controlling interests in Carlyle Holdings	—	(209.9)	(303.4)
Units repurchased	(58.9)	—	—
Change in due to/from affiliates financing activities	66.1	(62.7)	(38.4)
Change in due to/from affiliates and other receivables of Consolidated Funds	—	(623.5)	1,069.6
Net cash provided by (used in) financing activities	15.3	(4,011.2)	(2,293.4)
Effect of foreign exchange rate changes	(15.2)	(120.6)	(113.9)
(Decrease) Increase in cash and cash equivalents	(320.6)	(250.5)	275.4
Cash and cash equivalents, beginning of period	991.5	1,242.0	966.6
Cash and cash equivalents, end of period	$670.9	$991.5	$1,242.0
Supplemental cash disclosures
Cash paid for interest	$59.0	$56.0	$51.9
Cash paid for income taxes	$35.1	$41.6	$58.7
Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$13.6	$21.9	$30.9
Initial consolidation of Consolidated Funds	$—	$63.8	$—
Net asset impact of deconsolidation of Consolidated Funds	$(7,170.2)	$—	$—
Non-cash contributions from non-controlling interest holders	$6.3	$—	$4.4
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$3.0	$59.6	$67.8
Deferred tax liability	$—	$2.6	$—
Tax receivable agreement liability	$2.6	$51.5	$58.1
Total partners’ capital	$0.4	$5.5	$9.7

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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, business development companies, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies and Investment Solutions (see Note 18).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 17) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds and redeemable non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 2).

Unit Repurchase Program

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2016, the Partnership paid an aggregate of $58.9 million to repurchase and retire 3,681,699 units (excluding $0.2 million and 11,490 units that were pending settlement at December 31, 2016) with the majority of repurchases done via open market transactions.

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
March 2014 Public Offering of Partnership Common Units
On March 10, 2014, the Partnership completed a public offering of 13,800,000 common units priced at $33.50 per common unit. The Partnership received net proceeds of approximately $449.5 million, after deduction of the underwriting discount and offering expenses. The Partnership’s wholly-owned subsidiaries used $146.1 million of the net proceeds to acquire 4,500,000 newly issued Carlyle Holdings partnership units from Carlyle Holdings. These proceeds were used by Carlyle Holdings for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. The Partnership’s wholly-owned subsidiaries used the remaining net proceeds of $303.4 million to acquire 9,300,000 Carlyle Holding partnership units from the other limited partners of Carlyle Holdings, including certain of the Partnership’s directors and executive officers.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
As of December 31, 2016, assets and liabilities of the remaining consolidated VIEs reflected in the consolidated balance sheets were $4.9 billion and $4.8 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of December 31, 2016, the Partnership held $163.9 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.

Investments in Unconsolidated Variable Interest Entities
The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 6 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to unconsolidated VIEs were as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Investments	$664.2	$466.8
Due from affiliates, net	1.8	19.4
Maximum Exposure to Loss	$666.0	$486.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Additionally, as of December 31, 2016, the Partnership had $33.6 million and $18.7 million recognized in the consolidated balance sheet related to performance fee and management fee arrangements, respectively, related to the unconsolidated VIEs.
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

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Partnership’s consolidated statements of operations. Prior to January 1, 2016, the excess of the CLO assets over the CLO liabilities upon consolidation was reflected in the Partnership’s consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs was included in net income (loss) attributable to non-controlling interests in consolidated entities in the consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the consolidated balance sheets.

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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Market Strategies segments, management fees generally range from 1.0% to 2.0% of commitments during the fund's investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or aggregate fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the Global Market Strategies segment, for CLOs and other structured products, management fees generally range from 0.15% to 1.0% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Hedge funds typically pay management fees quarterly that generally range from 1.25% to 1.55% of net asset value (“NAV”). Open-ended funds typically do not have stated termination dates.
Management fees for the Partnership's private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments; however, certain managed accounts earn management fees at all times on contributions for unrealized investments. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $47.8 million, $25.2 million and $73.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.

Performance Fees
Performance fees consist principally of the performance-based capital allocation from fund limited partners to the Partnership (commonly known as "carried interest").
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Market Strategies segments, the Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds and external co-investment vehicles, or approximately 2% to 10% in the majority of the Investment Solutions carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of th

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

e funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2016 and 2015, the Partnership has recognized $160.8 million and $252.0 million, respectively, for giveback obligations.
The Partnership is also entitled to receive performance fees pursuant to management contracts from certain of its Global Market Strategies funds when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying consolidated statements of operations.
Investment Income (Loss)
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments and other principal investments, including CLOs. Equity method investment income (loss) includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee, as it relates to its investment in NGP (see Note 6). Investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $140.4 million, $873.1 million and $864.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2016 and 2015, the Partnership had recorded a liability of $1.3 billion and $1.5 billion, respectively, related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Prior to January 1, 2016, non-controlling interests related to hedge funds were subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time, or were withdrawn subject to a redemption fee during the period when capital could not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds were presented as redeemable non-controlling interests in consolidated entities within the consolidated balance sheets. When redeemable amounts became contractually payable to investors, they were classified as a liability and included in other liabilities of Consolidated Funds in the consolidated balance sheets. As a result of the adoption of the new consolidation guidance on January 1, 2016, the Partnership deconsolidated certain hedge funds that were previously consolidated and redeemable non-controlling interests in consolidated entities do not include any third-party interests from such hedge funds.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Investments
Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Partnership (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Partnership’s consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs (which are accounted for as trading securities).
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Restricted Cash
Restricted cash at December 31, 2016 and December 31, 2015 primarily represents cash held by the Partnership's foreign subsidiaries due to certain government regulatory capital requirements.
Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions or hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. Cash and securities held to satisfy these collateral requirements of $18.4 million is included in restricted cash and securities of Consolidated Funds at December 31, 2015. As of December 31, 2016, none of the consolidated CLOs held such cash or securities.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$—	$(0.5)
Currency translation adjustments	(91.7)	(87.9)
Unrealized losses on defined benefit plans	(3.5)	(1.7)
Total	$(95.2)	$(90.1)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $(26.3) million, $2.5 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. The guidance is effective for the Partnership on January 1, 2018 and ASU 2016-18 requires the guidance to be applied using a retrospective transition method. Early adoption is permitted; however, the Partnership expects to reflect this change in presentation of restricted cash in its first quarter 2018 consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 changes certain aspects of accounting for share-based payments to employees. ASU 2016-9 requires the income tax effects of awards to be recognized through the income statement when the awards vest or are settled. Currently, an entity must determine for each award whether the difference between the deduction for

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits have been recognized in partners’ capital, while tax deficiencies have been recognized as an offset to accumulated excess tax benefits or in the income statement. Under ASU 2016-9, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. This provision of the guidance is required to be applied prospectively. Additionally, ASU 2016-9 allows an employer to withhold employee shares upon vest up to maximum statutory tax rates without causing an award to be classified as a liability. This provision of the guidance requires a modified retrospective transition method. Finally, the current equity-based compensation guidance requires cost to be measured based on the number of awards that are expected to vest. Under ASU 2016-9, an accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2017 and the Partnership adopted this guidance on that date. The Partnership is currently finalizing the impact of this guidance on its financial statements and expects to record an estimated adjustment between $15.0 million and $20.0 million for the cumulative effect of adoption in partners' capital on January 1, 2017 primarily related to the effect of an accounting policy election to account for forfeitures when they occur.

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
In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-7 provides amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance was effective for the Partnership on January 1, 2016 and the guidance required adoption to be applied on a retrospective basis. The Partnership adopted this guidance on January 1, 2016 and has revised its prior period fair value disclosures accordingly (see Note 4).
In April 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance was effective for the Partnership on January 1, 2016 and the guidance required adoption to be applied on a retrospective basis. The Partnership adopted this guidance on January 1, 2016 and reclassified approximately $9.4 million of debt issuance costs from deposits and other assets to debt obligations on its December 31, 2015 consolidated balance sheet.
The FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Partnership beginning on January 1, 2018, and the Partnership plans to adopt this guidance on that date.
Upon adoption of ASU 2014-9, performance fees that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprised over 80% of the Partnership's performance

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

fee revenues for each of the years ended December 31, 2016, 2015 and 2014) will be accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASU 2014-9. In accordance with ASC 323, the Partnership will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements. The Partnership expects to apply this change in accounting on a full retrospective basis. This change in accounting will result in a reclassification from performance fee revenues to investment income (losses). The Partnership is still determining the potential additional impacts of ASU 2014-9 on its financial statements for those arrangements within the scope of ASU 2014-9, including its accounting for management fees and performance fees earned under other types of contracts.
3.    Acquisitions
Acquisition of Diversified Global Asset Management Corporation
On February 3, 2014, the Partnership acquired 100% of the equity interests in Diversified Global Asset Management Corporation (“DGAM”), a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. As of the acquisition date, DGAM also advised on $3.6 billion in assets, for which it earned a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which were issuable through 2021 upon the achievement of certain performance and service-based requirements. Approximately $18.0 million in payments were made under the contingent compensation arrangements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM was the Partnership’s fund of hedge funds platform and was included in the Partnership’s Investment Solutions business segment.
As discussed in Note 11, the Partnership is winding down the operations of DGAM.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.3	$10.3
Bonds	—	—	396.4	396.4
Loans	—	—	3,485.6	3,485.6
Other	—	—	1.4	1.4
	—	—	3,893.7	3,893.7
Investments in CLOs and other	—	—	152.6	152.6
Corporate treasury investments
Bonds	—	91.3	—	91.3
Commercial paper and other	—	98.9	—	98.9
	—	190.2	—	190.2
Foreign currency forward contracts	—	2.5	—	2.5
Total	$—	$192.7	$4,046.3	$4,239.0
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,866.3	$3,866.3
Contingent consideration(2)	—	—	1.5	1.5
Loans payable of a consolidated real estate VIE	—	—	79.4	79.4
Foreign currency forward contracts	—	10.0	—	10.0
Total	$—	$10.0	$3,947.2	$3,957.2

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

(2)	Related to contingent cash consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 9).

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

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2)	Related to contingent cash consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 9).
There were no transfers from Level II to Level I during the year ended December 31, 2016. Transfers from Level II to Level I during the year ended December 31, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
CLO Investments and CLO Loans Payable – Prior to January 1, 2016, the Partnership elected the fair value option to measure the assets and liabilities of the Partnership's consolidated CLOs. The Partnership accounted for the difference between the fair value of the assets and the fair value of the liabilities of the Partnership's consolidated CLOs in net investment gains (losses) of consolidated funds in the consolidated statements of operations. This amount was attributed to the Partnership and third party beneficial interest holders based on each beneficial interest holder's residual interest in the consolidated CLOs. The amount attributed to third party beneficial interest holders was reflected in the consolidated statements of operations in net income (loss) attributable to non-controlling interests in consolidated entities and in the consolidated statements of financial position in partners' capital appropriated for consolidated funds. The amount was recorded as appropriated partners' capital since the other holders of the CLOs' beneficial interests, not the Partnership, received the benefits, or absorbed the losses, associated with their proportionate share of the CLOs' assets and liabilities.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2016
	Investments of Consolidated Funds					Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds(1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	12.2	268.8	2,446.7	12.4	—	25.9	—	2,766.0
Sales	(5.1)	(152.0)	(356.7)	—	—	(7.8)	—	(521.6)
Settlements	—	—	(771.1)	—	—	—	—	(771.1)
Realized and unrealized gains (losses), net
Included in earnings	(9.7)	4.3	52.7	2.3	1.5	29.1	—	80.2
Included in other comprehensive income	(0.3)	(14.9)	(65.8)	—	(0.1)	(19.8)	—	(100.9)
Balance, end of period	$10.3	$396.4	$3,485.6	$—	$1.4	$152.6	$—	$4,046.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.5)	$2.8	$41.2	$—	$1.5	$29.1	$—	$65.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Assets Year Ended December 31, 2015
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$—	$1.5	$3.3	$8.6	$18,302.6
Initial consolidation of funds	13.2	—	—	—	—	—	—	13.2
Transfers out (3)	(343.9)	—	—	—	—	—	(3.9)	(347.8)
Purchases	75.6	500.4	7,950.7	58.3	—	—	3.9	8,588.9
Sales	(1,085.7)	(442.5)	(3,148.2)	—	—	—	—	(4,676.4)
Settlements	—	—	(3,358.6)	—	—	—	—	(3,358.6)
Realized and unrealized gains (losses), net
Included in earnings	156.1	0.7	(357.9)	1.3	3.5	(1.9)	0.1	(198.1)
Included in other comprehensive	(208.5)	(113.5)	(484.2)	—	—	—	—	(806.2)
Balance, end of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(388.8)	$1.1	$(386.7)	$1.3	$3.8	$(1.9)	$0.1	$(771.1)

(1)
As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, $123.8 million of investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other for the year ended December 31, 2016.

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

	Financial Liabilities Year Ended December 31, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Initial consolidation/deconsolidation of funds	(13,742.6)	(29.0)	—	—	(13,771.6)
Borrowings	1,336.7	—	—	—	1,336.7
Paydowns	(742.5)	—	(10.3)	(34.5)	(787.3)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	40.4	1.6	(9.0)	19.8	52.8
Included in other comprehensive income	(72.4)	—	—	18.7	(53.7)
Balance, end of period	$3,866.3	$—	$1.5	$79.4	$3,947.2
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$37.6	$—	$(0.1)	$19.8	$57.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	1,248.6	—	—	—	1,248.6
Borrowings	4,196.7	—	—	3.9	4,200.6
Paydowns	(3,465.4)	—	(22.6)	(69.2)	(3,557.2)
Sales	—	(7.4)	—	—	(7.4)
Realized and unrealized (gains) losses, net
Included in earnings	(436.5)	20.9	(7.4)	46.6	(376.4)
Included in other comprehensive income	(548.9)	(1.6)	(0.3)	(52.1)	(602.9)
Balance, end of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(489.1)	$(16.5)	$(8.2)	$46.6	$(467.2)

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
Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating expense (income) and such gains and losses for loans payable of a consolidated real estate VIE are included in interest and other expenses of a consolidated real estate VIE in the consolidated statement of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, partners’ capital appropriated for Consolidated Funds, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2016:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2016	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$9.6	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 9% (7%)
	0.7	Consensus Pricing	Indicative Quotes ($ per share)	10 - 10 (10)

Bonds	396.4	Consensus Pricing	Indicative Quotes (% of Par)	74 - 108 (99)
Loans	3,485.6	Consensus Pricing	Indicative Quotes (% of Par)	31 - 102 (99)
Other	1.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 8 (7)
	3,893.7
Investments in CLOs and other
Senior secured notes	115.9	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 11% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (71%)
			Indicative Quotes (% of Par)	82 - 102 (99)
Subordinated notes and preferred shares	35.4	Discounted Cash Flow with Consensus Pricing	Discount Rate	9% - 14% (12%)
			Default Rates	1% - 10% (2%)
			Recovery Rates	50% - 74% (64%)
			Indicative Quotes (% of Par)	2 - 101 (96)
Other	1.3	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)
Total	$4,046.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes(1)	$3,672.5	Other	N/A	N/A
Subordinated notes and preferred shares(1)	26.9	Other	N/A	N/A
	166.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 14% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (66%)
			Indicative Quotes (% of Par)	7 - 90 (68)
Loans payable of a consolidated real estate VIE	79.4	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	1.5	Other	N/A	N/A

Total	$3,947.2

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership.

(2)	Relates to contingent cash consideration associated with the Partnership's acquisitions (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2015:

(Dollars in millions)	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$556.0	Comparable Multiple	LTM EBITDA Multiple	1.0x - 20.4x (11.4x)
	8.0	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
	5.2	Other	N/A	N/A
	6.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $647 ($0)

Bonds	1,180.9	Consensus Pricing	Indicative Quotes (% of Par)	30 - 112 (97)
Loans	15,673.3	Consensus Pricing	Indicative Quotes (% of Par)	28 - 102 (96)
	13.4	Market Yield Analysis	Market Yield	5% - 16% (10%)
Partnership and LLC interests	59.6	Discounted Cash Flow	Discount Rates	8% - 10% (9%)
			Exit Cap Rate	5%-6% (5%)
Other	5.0	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 22 (7)
	17,507.5
Trading securities and other	1.4	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
Restricted securities of Consolidated Funds	8.7	Consensus Pricing	Indicative Quotes (% of Par)	88 - 88 (88)
Total	$17,517.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	15,915.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 12% (3%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (63%)
			Indicative Quotes (% of Par)	38 - 102 (98)
Subordinated notes and preferred shares	1,112.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 16% (12%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (64%)
			Indicative Quotes (% of Par)	1 - 101 (55)
Combination notes	18.8	Consensus Pricing	Indicative Quotes (% of Par)	88 - 96 (94)
Loans payable of a consolidated real estate VIE	75.4	Discounted Cash Flow	Discount to Expected Payment	10% - 52% (35%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	29.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	3 - 34 (22)
Contingent consideration(1)	20.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (8%)
			Discount Rate	4% - 22% (9%)
Total	$17,172.0

(1)	Related to contingent cash consideration associated with the Partnership's acquisitions (see Note 9).

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

5.    Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Corporate Private Equity	$1,375.4	$2,096.9
Real Assets	483.4	313.6
Global Market Strategies	68.6	78.3
Investment Solutions	553.7	499.8
Total	$2,481.1	$2,988.6
Approximately 27% of accrued performance fees at December 31, 2016 are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Approximately 54% of accrued performance fees at December 31, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 10), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Corporate Private Equity	$(3.9)	$(36.6)
Real Assets	(156.9)	(215.4)
Total	$(160.8)	$(252.0)
During the year ended December 31, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to one of its Corporate Private Equity funds. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Corporate Private Equity	$289.6	$698.2	$1,340.2
Real Assets	321.1	49.3	66.5
Global Market Strategies	37.4	(41.0)	81.7
Investment Solutions	103.7	118.4	186.0
Total	$751.8	$824.9	$1,674.4
Approximately 28%, or $214.2 million, of performance fees for the year ended December 31, 2016 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $194.4 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $138.7 million.
Approximately 51%, or $422.1 million, of performance fees for the year ended December 31, 2015 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income for the following funds):
•Carlyle Europe Partners III, L.P. (Corporate Private Equity segment) - $273.4 million,
•Carlyle Asia Partners III, L.P. (Corporate Private Equity segment) - $202.7 million,
•Carlyle Realty Partners VI, L.P. (Real Assets segment) - $116.4 million, and
•Carlyle/Riverstone Global Energy and Power Fund III, L.P. (Real Assets segment) - $(102.6) million.

Approximately 71%, or $1.2 billion, of performance fees for the year ended December 31, 2014 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income for the following funds):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $680.5 million, and
•Carlyle Europe Partners III, L.P. (Corporate Private Equity segment) - $658.5 million.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

6.    Investments
Investments consist of the following:

	As of December 31,
	2016	2015
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$950.9	$876.6
Investments in CLOs and other(1)	156.1	9.3
Total investments	$1,107.0	$885.9
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
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of December 31, 2016, the carrying value of the Partnership's investment in the NGP X general partner attributable to the carried interest allocation was approximately $8.9 million. As of December 31, 2015, there was no carrying value of the Partnership's investment in the NGP X general partner attributable to the carried interest allocation. The carrying value of the Partnership’s general partner investments in the NGP X fund not attributable to the carried interest allocation was $12.9 million as of December 31, 2016 and $18.7 million as of December 31, 2015.
In consideration for these interests and option, the Partnership paid an aggregate of $504.6 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units with a value up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable in 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction included contingent consideration payable to BNRI of $183.0 million, which was paid in January 2016 with $63.0 million in cash and $120.0 million by a six year promissory note issued by the Partnership. The promissory note will accrue interest at the three month LIBOR plus 2.5% and mature on January 1, 2022 (see Note 8). In December 2016, the Partnership repurchased approximately $11.2 million of this promissory note (see Note 8).
The Partnership also has a senior advisor consulting agreement with the chairman of NGP and granted in 2012 deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership accounts for its investments in NGP under the equity method of accounting. The Partnership recorded its investments in NGP initially at cost, excluding any elements in the transaction that were deemed to be compensatory arrangements to NGP personnel. The Carlyle Holdings partnership units issued in the transaction, the contingently issuable Carlyle Holdings partnership units, and the deferred restricted common units were deemed to be compensatory arrangements; these elements are recognized as an expense under applicable U.S. GAAP.
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Management fees	$80.7	$53.9	$56.8
Performance fees	44.7	(18.5)	(39.2)
Investment income (loss)	9.4	(3.3)	(2.2)
Expenses and amortization of basis differences	(71.2)	(71.9)	(74.7)
Net investment income (loss)	$63.6	$(39.8)	$(59.3)

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $29.8 million, $85.0 million and $141.6 million as of December 31, 2016, 2015 and 2014, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of December 31,
	2016	2015
	(Dollars in millions)
Corporate Private Equity	$282.4	$254.5
Real Assets	622.8	592.7
Global Market Strategies	20.1	26.7
Investment Solutions	25.6	2.7
Total	$950.9	$876.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Corporate Private Equity			Real Assets			Global Market Strategies			Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Statement of operations information
Investment income	$532.2	$380.7	$528.3	$679.5	$441.2	$1,114.7	$167.4	$193.6	$193.5	$107.2	$118.6	$161.5	$1,486.3	$1,134.1	$1,998.0
Expenses	597.1	613.8	665.6	544.3	604.4	678.2	95.1	45.7	48.7	493.0	436.5	370.1	1,729.5	1,700.4	1,762.6
Net investment income (loss)	(64.9)	(233.1)	(137.3)	135.2	(163.2)	436.5	72.3	147.9	144.8	(385.8)	(317.9)	(208.6)	(243.2)	(566.3)	235.4
Net realized and unrealized gain (loss)	2,906.8	4,831.6	8,387.9	2,184.2	(3,047.6)	2,611.0	(504.6)	(323.1)	247.0	2,360.2	2,511.1	1,958.9	6,946.6	3,972.0	13,204.8
Net income (loss)	$2,841.9	$4,598.5	$8,250.6	$2,319.4	$(3,210.8)	$3,047.5	$(432.3)	$(175.2)	$391.8	$1,974.4	$2,193.2	$1,750.3	$6,703.4	$3,405.7	$13,440.2

	Corporate Private Equity		Real Assets		Global Market Strategies		Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Balance sheet information
Investments	$31,427.7	$35,535.4	$21,460.2	$21,182.7	$2,240.8	$2,262.1	$13,312.6	$10,743.1	$68,441.3	$69,723.3
Total assets	$33,605.0	$39,489.9	$22,666.0	$22,393.2	$2,502.5	$2,604.0	$13,476.3	$10,928.1	$72,249.8	$75,415.2
Debt	$416.2	$281.5	$1,552.9	$1,512.5	$170.4	$176.6	$96.8	$99.8	$2,236.3	$2,070.4
Other liabilities	$607.2	$540.7	$384.1	$331.4	$94.3	$17.7	$304.1	$221.6	$1,389.7	$1,111.4
Total liabilities	$1,023.4	$822.2	$1,937.0	$1,843.9	$264.7	$194.3	$400.9	$321.4	$3,626.0	$3,181.8
Partners’ capital	$32,581.6	$38,667.7	$20,729.0	$20,549.3	$2,237.8	$2,409.7	$13,075.4	$10,606.7	$68,623.8	$72,233.4
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income (loss) from equity investments	$150.6	$10.4	$(7.3)
Income (loss) from investments in CLOs	9.6	(1.7)	0.1
Other investment income	0.3	6.5	—
Total	$160.5	$15.2	$(7.2)
Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Corporate Private Equity	$51.8	$28.9	$53.8
Real Assets	101.2	(18.6)	(63.4)
Global Market Strategies	(3.8)	(0.9)	1.3
Investment Solutions	1.4	1.0	1.0
Total	$150.6	$10.4	$(7.3)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investments in CLOs and Other Investments
Investments in CLOs and other investments as of December 31, 2016 and 2015 primarily consisted of $156.1 million and $9.3 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2016, the Partnership formed four new CLOs in which it is the primary beneficiary. As of December 31, 2016, the total assets of these CLOs included in the Partnership’s consolidated financial statements were approximately $2.2 billion.

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2016	2015	2016	2015
	(Dollars in millions)
United States
Equity securities:
Commercial & Professional Services	$—	$0.2	—%	—%
Diversified Financials	—	290.2	—%	1.21%
Media	—	69.3	—%	0.29%
Health Care Equipment & Services	—	71.7	—%	0.30%
Consumer Services	—	38.6	—%	0.16%
Capital Goods	—	0.6	—%	—%
Software & Services	—	65.4	—%	0.27%
Transportation	—	3.1	—%	0.01%
Consumer Durables & Apparel	—	50.6	—%	0.21%
Other	—	1.1	—%	—%
Total equity securities (cost of $833.0 at December 31, 2015)	—	590.8	—%	2.45%
Partnership and LLC interests:
Fund Investments (cost of $1,784.7 at December 31, 2015)	—	1,889.3	—%	7.87%
Loans:
Retailing	—	6.8	—%	0.03%
Commercial & Professional Services	—	0.1	—%	—%
Materials	—	0.6	—%	—%
Other	—	5.9	—%	0.03%
Total loans (cost of $83.6 at December 31, 2015)	—	13.4	—%	0.06%
Total investment in Hedge Funds	—	2,841.2	—%	11.84%
Assets of the CLOs:
Bonds	12.5	50.6	0.32%	0.21%
Equity	0.7	2.3	0.02%	0.01%
Loans	1,941.7	11,241.0	49.87%	46.84%
Total assets of the CLOs (cost of $1,958.6 and $11,658.3 at December 31, 2016 and 2015, respectively)	1,954.9	11,293.9	50.21%	47.06%
Total United States	$1,954.9	$16,628.6	50.21%	69.28%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2016	2015	2016	2015
	(Dollars in millions)
Europe
Equity securities:
Food & Staples Retailing	—	$57.9	—%	0.24%
Consumer Services		94.7	—%	0.39%
Retailing	—	95.7	—%	0.40%
Health Care Equipment & Services	—	81.0	—%	0.34%
Commercial & Professional Services	—	43.0	—%	0.18%
Media	—	10.5	—%	0.04%
Other	9.6	35.8	0.25%	0.15%
Total equity securities (cost of $97.0 and $650.2 at December 31, 2016 and 2015, respectively)	9.6	418.6	0.25%	1.74%
Partnership and LLC interests:
Fund Investments (cost of $694.3 at December 31, 2015)	—	640.6	—%	2.67%
Assets of the CLOs:
Bonds	377.7	1,115.8	9.70%	4.65%
Equity	—	3.8	—%	0.02%
Loans	1,403.9	3,837.4	36.06%	15.99%
Other	1.4	5.0	0.03%	0.02%
Total assets of the CLOs (cost of $1,777.0 and $5,048.3 at December 31, 2016 and 2015, respectively)	1,783.0	4,962.0	45.79%	20.68%
Total Europe	$1,792.6	$6,021.2	46.04%	25.09%
Global
Equity securities:
Food, Beverage & Tobacco (cost of $77.0 at December 31, 2015)	$—	$126.2	—%	0.53%
Assets of the CLOs:
Bonds	6.2	14.5	0.16%	0.06%
Loans	140.0	594.9	3.59%	2.48%
Total assets of the CLOs (cost of $147.9 and $643.7 at December 31, 2016 and 2015, respectively)	146.2	609.4	3.75%	2.54%
Partnership and LLC interests:
Fund Investments (cost of $497.7 at December 31, 2015)	—	613.4	—%	2.56%
Total Global	$146.2	$1,349.0	3.75%	5.63%
Total investments of Consolidated Funds (cost of $3,980.5 and $21,987.8 at December 31, 2016 and 2015, respectively)	$3,893.7	$23,998.8	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Interest income from investments	$140.4	$873.1	$864.9
Other income	26.5	102.4	91.1
Total	$166.9	$975.5	$956.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Gains from investments of Consolidated Funds	$51.7	$426.2	$857.7
Gains (losses) from liabilities of CLOs	(40.5)	436.5	27.2
Gains on other assets of CLOs	1.9	1.7	2.1
Total	$13.1	$864.4	$887.0
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Realized gains (losses)	$(33.4)	$1,114.7	$1,107.4
Net change in unrealized gains (losses)	85.1	(688.5)	(249.7)
Total	$51.7	$426.2	$857.7

7.    Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(Dollars in millions)
Acquired contractual rights	$74.1	$830.4
Acquired trademarks	1.0	6.6
Accumulated amortization	(43.2)	(739.6)
Finite-lived intangible assets, net	31.9	97.4
Goodwill	10.1	38.3
Intangible assets, net	$42.0	$135.7

As of December 31, 2016, all of the remaining finite-lived intangible assets, net, are associated with the Partnership's Investment Solutions segment.

The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2016. There is no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2015	$28.0	$10.3	$38.3
Goodwill disposed of during the period	(28.0)	—	(28.0)
Foreign currency translation	—	(0.2)	(0.2)
Balance as of December 31, 2016	$—	$10.1	$10.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

On October 31, 2016, the Partnership transferred its entire ownership interest in ESG to the founders of ESG. As a result of the transaction, the Partnership disposed of $28.0 million of goodwill related to its 2011 acquisition of its 55% ownership interest in ESG. See Note 11 for more information on this transaction.
As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016 and 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. These intangible assets are included in the Global Market Strategies and Investment Solutions segments. The Partnership recorded impairment losses, primarily as a result of the redemptions received on the open-ended credit hedge funds in the Global Market Strategies segment and with the open-ended fund of hedge funds in the Investment Solutions segment, of $186.6 million and $15.0 million, respectively, during the year ended December 31, 2015. Additionally, the Partnership recorded a $7.0 million goodwill impairment charge during the year ended December 31, 2015 as a result of the Partnership's decision to restructure the Investment Solutions segment (see Note 11). No impairment losses were recorded during the year ended December 31, 2016.
Finally, the Partnership recorded additional impairment losses of $11.8 million, and $66.2 million for the years ended December 31, 2015 and 2014, respectively, to reduce the carrying value of other Global Markets Strategies intangible assets to their estimated fair value.
The fair value determinations were based on a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market (primarily discount rates ranging from 10% to 20%) and thus represented Level III measurements as defined in the accounting guidance for fair value measurements. The impairment losses were included in general, administrative and other expenses in the accompanying consolidated financial statements.
Intangible asset amortization expense, excluding impairment losses, was $42.5 million, $76.1 million and $103.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.
The following table summarizes the expected amortization expense for 2017 through 2021 and thereafter (Dollars in millions):

2017	$9.7
2018	9.0
2019	5.3
2020	5.3
2021	2.6
Thereafter	—
$31.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

8.    Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of December 31,
	2016		2015
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.7	$25.0	$24.6
CLO Term Loans (See below)	33.8	33.8	13.7	13.7
3.875% Senior Notes Due 2/01/2023	500.0	497.2	500.0	496.7
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	—	—
Total debt obligations	$1,267.6	$1,265.2	$1,138.7	$1,135.7

Senior Credit Facility
As of December 31, 2016, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of December 31, 2016, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at December 31, 2016, the interest rate was 1.74%). There was no amount outstanding under the revolving credit facility at December 31, 2016. Interest expense under the senior credit facility was not significant for the years ended December 31, 2016, 2015 and 2014. The fair value of the outstanding balances of the term loan and revolving credit facility at December 31, 2016 and 2015 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
CLO Term Loans
For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2016		Borrowing Outstanding December 31, 2015		Maturity Date (2)	Interest Rate as of December 31, 2016
October 3, 2013	$13.2	(1)	$13.7	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		—		July 15, 2027	2.68%	(4)
	$33.8		$13.7
(1) Original borrowing of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the year ended December 31, 2016.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the years ended December 31, 2016, 2015 and 2014. The fair value of the outstanding balance of the CLO term loans at December 31, 2016 and 2015 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This master

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest will be due quarterly. As of the date of this filing, no term loans have been issued under this master credit agreement.

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
Interest expense on the notes was $19.8 million for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, the fair value of the notes, including accrued interest, was approximately $512.8 million and $515.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $33.7 million, $33.7 million, and $31.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the fair value of the notes, including accrued interest, was approximately $603.1 million and $646.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Note
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 6). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.50% at December 31, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the year ended December 31, 2016. The fair value of the outstanding balance of the promissory note at December 31, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
In December 2016, the Partnership repurchased $11.2 million of the promissory note for a purchase price of approximately $9.0 million. The Partnership recognized a gain of $2.2 million on the transaction and is included in other non-operating income (expense) in the accompanying consolidated statements of operations. After this repurchase, approximately $108.8 million of the promissory note is outstanding at December 31, 2016.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2016.
The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of December 31, 2016 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loans, senior notes, or the loans payable of Consolidated Funds.

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
As of December 31, 2016 and 2015, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,681.0	$3,672.5	2.45%		10.22
Subordinated notes, preferred shares, and other	195.6	193.8	N/A	(a)	9.26
Total	$3,876.6	$3,866.3

	As of December 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$16,301.0	$15,915.5	1.98%		9.54
Subordinated notes, preferred shares, and other	993.0	1,112.4	N/A	(a)	8.64
Combination notes	20.0	18.8	N/A	(b)	7.43
Total	$17,314.0	$17,046.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2016 and 2015, the fair value of the CLO assets was $4.7 billion and $18.6 billion, respectively.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

9.    Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Years Ended December 31, 2016 and 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent cash consideration		Contingent cash and other consideration payable to non- Carlyle personnel		Total
Balance at December 31, 2014	26.8	156.8		201.0		384.6
Change in carrying value	2.1	(70.9)		22.9		(45.9)
Payments	(20.2)	(3.3)		(2.4)		(25.9)
Issuances of equity	—	(2.2)		—		(2.2)
Balance at December 31, 2015	$8.7	$80.4		$221.5		$310.6
Transfer of ESG to Founders	—	(44.1)	(a)	—		(44.1)
Change in carrying value	0.6	(23.7)		0.1		(23.0)
Payments	(9.3)	(12.6)		(64.0)	(b)	(85.9)
Conversion to note payable	—	—		(120.0)	(b)	(120.0)
Balance at December 31, 2016	$—	$—		$37.6		$37.6

(a)	Refer to Note 11 for information on the transaction with ESG.

(b)	Refer to Note 6 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.
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
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2016 and 2015.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of December 31, 2016 is $163.2 million versus the liabilities recognized on the balance sheet of $37.6 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $116.0 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

10.    Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2016	2015
	(Dollars in millions)
Accrued performance fee-related compensation	$1,308.0	$1,498.6
Accrued bonuses	177.2	211.9
Employment-based contingent cash consideration	—	80.4
Other	176.6	162.3
Total	$1,661.8	$1,953.2
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2016 and 2015, the benefit obligation of those pension plans totaled approximately $61.9 million and $51.6 million, respectively. As of December 31, 2016 and 2015, the fair value of the plans’ assets was approximately $46.3 million and $46.4 million, respectively. At December 31, 2016 and 2015, the Partnership recognized a liability of $15.6 million and $5.2 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2016, 2015 and 2014, the net periodic benefit cost recognized was $2.5 million, $2.8 million and $2.4 million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

11.    Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2016 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$1,519.4
Real Assets	522.5
Global Market Strategies	506.1
Investment Solutions	243.9
Total	$2,791.9
Of the $2.8 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.86% weighted-average rate at December 31, 2016). As of December 31, 2016 and 2015, approximately $9.6 million and $9.4 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2016 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $160.8 million at December 31, 2016, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2016. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $5.6 million and $23.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2016 and 2015, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $356.9 million and $367.2 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2016 and 2015, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2016, approximately $102.3 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.5 million.
If, at December 31, 2016, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2017 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $55.0 million, $56.3 million and $54.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2017	$52.4
2018	48.3
2019	47.4
2020	47.9
2021	45.3
Thereafter	339.3
$580.6
Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2016 were $3.4 million.
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $60.3 million and $59.7 million as of December 31, 2016 and 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital was stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively in certain circumstances and activity related to the suit resumed in the fall of 2015. A new judge was appointed to hear the case and the Attorney General moved to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. A hearing for that motion to dismiss was held in April 2016.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership's reputation and its “brand” over the best interests of CCC. The trial, in the Royal Court of Guernsey, began in June 2016 and ended in December 2016. A ruling is not expected until the second quarter of 2017.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership's historical practices relating to the acceleration of monitoring fees received from certain of the Partnership's funds' portfolio companies, (ii) the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership, and (iii) a complaint allegedly made by a former employee who has filed a claim against the Partnership in district court for wrongful termination of his employment. The Partnership is cooperating fully with the SEC's inquiries.

A hedge fund and two structured finance vehicles managed by an affiliate of the Partnership invested approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  The Partnership is pursuing various remedies on behalf of these investment vehicles, including claims under property & casualty insurance policies and claims against parties believed to have been involved in the misappropriation (the "Recovery Efforts"), but the amount and timing of recovery by the investment vehicles is uncertain. Certain of these investment vehicles were also adversely impacted by losses on commodity price hedges and delays in repayment by another counterparty. In

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

December 2016, the Partnership repurchased investor interests in the hedge fund for $100 million, settling potential claims against the Partnership and acquiring rights to proceeds from the Recovery Efforts. Other investors also have asserted claims relating to these matters and the Partnership could incur significant additional costs or liabilities.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, the Partnership had recorded liabilities aggregating to $140 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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

Transaction with Claren Road
On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership is also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. The Partnership recorded additional base compensation expense of approximately $25.0 million in the year ended December 31, 2016 associated with the transfer of the interests to Claren Road in addition to the disposition of approximately $4.4 million of intangible assets and approximately $10.8 million of potential future obligations. The remaining income before provision for income taxes for the year ended December 31, 2016 was not material. Claren Road was part of the Partnership's Global Market Strategies segment.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Transaction with ESG
On October 31, 2016, the Partnership closed a transaction with the founders of Emerging Sovereign Group and its subsidiaries and affiliates (collectively, “ESG”) and transferred the Partnership's 55% ownership interest in ESG to its founders. Prior to the transaction closing, the carrying value of the contingent consideration liability for the Partnership's obligation to purchase the 45% ownership interest in 2020 (or after) was $49.5 million (substantially all of which was included in accrued compensation and benefits in the accompanying consolidated balance sheet) and the Partnership also had $22.4 million of intangible assets and $28.0 million of goodwill related to its 2011 acquisition of its 55% ownership interest in ESG as of October 31, 2016, all of which was disposed of upon the transaction closing. ESG's income before provision for income taxes for the year ended December 31, 2016 was not material to the Partnership’s consolidated financial statements. There was no material gain or loss associated with the transfer of the interests to ESG. ESG was part of the Partnership's Global Market Strategies segment.

DGAM Restructuring
In February 2016, the Partnership decided to restructure its Investment Solutions segment to focus on private market secondaries, primary fund investments, co-investment and managed account activities and, given the challenging market environment, discontinue its fund of hedge funds and liquid alternative initiatives at DGAM. As a result, on February 19, 2016, the Partnership commenced a wind down of the operations of DGAM and recorded a goodwill impairment charge of $7.0 million and $15.0 million intangible asset impairment charge in the year ended December 31, 2015 (see Note 7). In addition, during 2016, the Partnership incurred $10.4 million in employee separation and other contract termination costs associated with the wind down of DGAM, of which $6.9 million was paid as of December 31, 2016. The Partnership estimates that it will incur an additional $0.5 million of wind down expenses in 2017. The majority of these expenses relate to employee separation.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

12.    Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$5.6	$23.8
Notes receivable and accrued interest from affiliates	37.6	7.3
Other receivables from unconsolidated funds and affiliates, net	184.0	164.2
Total	$227.2	$195.3
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.76% as of December 31, 2016. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.3
Due to non-consolidated affiliates	29.7	51.7
Performance-based contingent cash and equity consideration related to acquisitions	36.1	35.3
Amounts owed under the tax receivable agreement	137.8	141.7
Other	19.8	16.9
Total	$223.6	$245.9
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

March 2014, respectively, as well as the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $4.8 million, $4.4 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.
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

13.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Current
Federal income tax	$0.4	$0.7	$3.2
State and local income tax	(0.4)	4.9	8.2
Foreign income tax	34.9	27.4	54.1
Subtotal	34.9	33.0	65.5
Deferred
Federal income tax	(9.8)	(36.7)	(5.2)
State and local income tax	(1.3)	(2.6)	2.9
Foreign income tax	6.2	8.4	13.6
Subtotal	(4.9)	(30.9)	11.3
Total provision for income taxes	$30.0	$2.1	$76.8
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$12.8	$7.7
Federal net operating loss carry forward	12.1	—
State net operating loss carry forwards	4.3	0.5
Tax basis goodwill and intangibles	149.8	154.1
Depreciation and amortization	61.0	58.2
Deferred restricted common unit compensation	12.1	12.9
Accrued compensation	27.7	28.3
Other	21.7	5.2
Deferred tax assets before valuation allowance	301.5	266.9
Valuation allowance	(21.8)	(14.1)
Total deferred tax assets	$279.7	$252.8
Deferred tax liabilities (1)
Intangible assets	$5.5	$7.8
Unrealized appreciation on investments	114.0	126.3
Other	2.4	2.8
Total deferred tax liabilities	$121.9	$136.9
Net deferred tax assets (liabilities)	$157.8	$115.9

(1)
As of December 31, 2016 and 2015, $45.3 million and $33.4 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet.

As of December 31, 2016, the Company has a federal net operating loss carry forward of approximately $37.9 million and cumulative net operating loss carry forwards of approximately $98.8 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, a portion of the federal and state carry forwards will expire in 2035 and years forward and 2020 and years forward, respectively. As of December 31, 2016, the Company had a federal foreign tax credit (“FTC”) carryforward of $12.8 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized a portion will expire in 2023 and years forward.

The Partnership had $234.4 million and $219.4 million in deferred tax assets as of December 31, 2016 and 2015, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Partnership and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Partnership evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. During 2016 and 2015, a Partnership entity subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of its net operating losses and the entity’s deferred tax assets and determined that it is more likely than not that the Partnership will not realize these tax assets. Additionally, the Partnership determined that a portion of the US federal FTC carryforward earned in 2014, 2015 and 2016 will not ultimately be realized due to federal limitations on FTC utilization. As of December 31, 2016 and 2015, the Partnership has established a valuation allowance of $21.8 million and $14.1 million, respectively, for these items. For all other deferred tax assets, the Partnership has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2016.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership had deferred tax liabilities of $76.6 million and $103.5 million at December 31, 2016 and 2015, respectively, which primarily relate to unrealized appreciation on the Partnership’s investments in the U.S. and certain other foreign jurisdictions (most significantly the Netherlands). Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.
The Partnership’s income tax expense was $30.0 million, $2.1 million and $76.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(40.00)%	(40.64)%	(28.56)%
Unvested Carlyle Holdings partnership units and other compensation	36.74%	1.87%	2.92%
Foreign income taxes	28.75%	1.61%	(1.90)%
State and local income taxes	(6.70)%	4.13%	0.25%
Valuation allowance impacting provision for income taxes	16.84%	(3.88)%	0.43%
Other adjustments	(4.40)%	2.43%	(0.40)%
Effective income tax rate(2)	66.23%	0.52%	7.74%

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

(2)
The effective income tax rate is calculated on income before provision for income taxes. The effective income tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is attributable to the Partnership’s taxable subsidiaries.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $19.0 million and $20.3 million as of December 31, 2016 and 2015, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $8.8 million and $7.1 million as of December 31, 2016 and 2015, related to interest and penalties associated with uncertain tax positions. If recognized, $15.6 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Balance at January 1	$13.2	$13.8
(Reductions) additions for tax positions of prior years	1.3	(0.6)
Reductions due to lapse of statute of limitations	(4.3)	—
Balance at December 31	$10.2	$13.2
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2016, the Partnership’s U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2015. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership does not believe that the outcome of these audits will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements.

14.    Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$13.5	$4,213.0
Non-Carlyle interests in majority-owned subsidiaries	331.7	394.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(67.4)	(113.5)
Non-controlling interests in consolidated entities	$277.8	$4,493.8

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$17.1	$876.6	$1,298.8
Non-Carlyle interests in majority-owned subsidiaries	(8.6)	(20.6)	(54.3)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	32.3	(78.3)	(34.8)
Net income attributable to other non-controlling interests in consolidated entities	40.8	777.7	1,209.7
Net loss attributable to partners’ capital appropriated for CLOs	—	(54.4)	(259.0)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	0.2	(185.4)	(465.2)
Non-controlling interests in income of consolidated entities	$41.0	$537.9	$485.5

15.    Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to The Carlyle Group L.P.	$6,400,000	$6,400,000	$(18,400,000)	$(18,400,000)	$85,800,000	$85,800,000
Dilution of earnings due to participating securities with distribution rights	—	—	167,000	(1,743,000)	(1,284,100)	(1,303,600)
Incremental net income (loss) from assumed exchange of Carlyle Holdings partnership units	—	(32,100,000)	—	(69,300,000)	—	—
Net income (loss) attributable to common units	$6,400,000	$(25,700,000)	$(18,233,000)	$(89,443,000)	$84,515,900	$84,496,400
Weighted-average common units outstanding	82,714,178	308,522,990	74,523,935	298,739,382	62,788,634	68,461,157
Net income (loss) per common unit	$0.08	$(0.08)	$(0.24)	$(0.30)	$1.35	$1.23

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	82,714,178	82,714,178	74,523,935	74,523,935	62,788,634	62,788,634
Unvested deferred restricted common units	—	3,331,282	—	—	—	5,258,516
Contingently issuable Carlyle Holdings partnership units and common units	—	—	—	—	—	414,007
Weighted-average vested Carlyle Holdings partnership units	—	222,183,911	—	216,943,053	—	—
Unvested Carlyle Holdings partnership units	—	293,619	—	7,272,394	—	—
Weighted-average common units outstanding	82,714,178	308,522,990	74,523,935	298,739,382	62,788,634	68,461,157

The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership's acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2016, 2015 and 2014 represent the end of the contingency period.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would decrease due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 222,183,911 of vested Carlyle Holdings partnership units and 293,619 of unvested Carlyle Holdings partnership units for the year ended December 31, 2016 were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $(32.1) million for the year ended December 31, 2016 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
For the year ended December 31, 2015, the 216,943,053 of vested Carlyle Holdings partnership units and 7,272,394 of unvested Carlyle Holdings partnership units were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $69.3 million for the year ended December 31, 2015 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the year ended December 31, 2015, 3,978,436 of unvested deferred restricted common units were antidilutive, and therefore have been excluded.
For the year ended December 31, 2014, the 229,187,953 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of December 31, 2016, 38,911 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

16.    Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2017, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 32,645,874.
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
These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the years ended December 31, 2016, 2015 and 2014, the Partnership recorded $1.6 million, $9.0 million and $8.4 million in equity-based compensation expense associated with these awards, respectively. As of December 31, 2016, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.
Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $183.7 million, $191.1 million and $192.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of December 31, 2016, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $242.3 million, which is expected to be recognized over a weighted-average term of 1.3 years.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 7.5% and a per unit discount that generally ranges up to 40.0%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2016, the Partnership revised its estimated forfeiture rates to a range of 2% to 7.5% from a previous range of 2% to 10%. The cumulative effect of the change in this estimate was not material. The Partnership recorded compensation expense of $149.2 million, $176.2 million and $140.3 million for the years ended December 31, 2016, 2015 and 2014, with $17.2 million, $16.4 million and $16.7 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2016, 2015 and 2014. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax assets due to equity-based compensation expense less the reduction to the deferred tax assets for units that vested was a net deferred tax benefit of $4.8 million, $2.9 million, and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $204.9 million, which is expected to be recognized over a weighted-average term of 1.9 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the years ended December 31, 2016, 2015 and 2014.
The vesting of deferred restricted common units creates taxable income for the Partnership's employees in certain jurisdictions. Accordingly, the employees may elect to engage the Partnership's equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.
In February 2017, the Partnership granted approximately 7.6 million deferred restricted common units across a significant number of the Partnership's employees. The total estimated grant-date fair value of these awards was approximately $105.6 million. The awards vest generally over a period of 18 to 60 months.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 7.5%. During the first quarter of 2016, the Partnership revised its estimated forfeiture rate to 7.5% from 10.0%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense and related tax benefits associated with these awards were not material for the years ended December 31, 2016, 2015 and 2014. Further, as of December 31, 2016, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2016 and a summary of changes from December 31, 2013 through December 31, 2016, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	50,617	$28.26	7,978,127	$29.63	—	$—	12,204	$34.81
Vested	9,159,216	$22.10	3,767,550	$24.69	62,263	$21.42	101,839	$22.08
Forfeited	2,096,789	$22.00	1,531,481	$24.63	—	$—	14,806	$23.85
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	6,770,420	$22.39	—	$—	—	$—
Vested	8,733,826	$22.11	5,452,961	$26.91	31,132	$21.53	93,109	$22.52
Forfeited	444,477	$22.00	1,826,295	$24.98	11,674	$27.99	4,220	$24.80
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58
Granted	—	$—	6,730,159	$11.30	—	$—	—	$—
Vested	8,830,325	$22.11	7,007,857	$25.14	728,080	$27.71	3,480	$34.45
Forfeited	748,787	$22.00	1,436,816	$22.91	—	$—	741	$34.39
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67	2,520	$34.81

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
The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; the Partnership has not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet the liquidity requirements of the Partnership. Urbplan has substantially completed construction of its development projects, and no new development projects have been approved. At this time, Urbplan's projected revenues and cash flow may be insufficient to timely satisfy all of Urbplan's debt obligations, necessitating a restructuring of its debt obligations or a potential bankruptcy reorganization or insolvency proceeding. Furthermore, while the Partnership has not expressly assumed any of Urbplan's obligations or liabilities, in any such proceeding customers or other creditors in certain circumstances might seek to assert claims against the Partnership and its affiliate assets unrelated to Urbplan under certain consumer protection, labor or other laws.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

From 2013 through December 31, 2016, $369.1 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $121.6 million of the $369.1 million and the remaining $247.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2016, $47.6 million was funded to Urbplan, of which the Partnership funded $43.7 million and the senior Carlyle professionals funded $3.9 million indirectly through the Partnership.
No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek restructuring existing of its debt obligations to reduce its cash requirements. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes, depending on the circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors. The Partnership does not expect any such additional funding to exceed $30 million.

The assets and liabilities recognized in the Partnership’s consolidated balance sheets as of December 31, 2016 and 2015 related to Urbplan were as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$99.4	$71.8
Inventory costs in excess of billings and advances	46.0	71.8
	$145.4	$143.6
Other assets of a consolidated real estate VIE:
Restricted investments	$12.7	$14.6
Fixed assets, net	0.2	0.8
Deferred tax assets	9.1	8.4
Other assets	9.5	23.8
	$31.5	$47.6
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $144.4 million and $125.6 million as of December 31, 2016 and 2015, respectively)	$79.4	$75.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$14.6	$14.5
Other liabilities	109.9	69.9
	$124.5	$84.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The revenues and expenses recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, related to Urbplan were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Revenue of a consolidated real estate VIE:
Land development services	$69.3	$80.0	$56.4
Investment income	25.8	6.8	13.8
	$95.1	$86.8	$70.2

Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$31.3	$48.5	$41.9
Interest expense	51.4	40.9	37.2
Change in fair value of loans payable	(17.6)	9.2	47.1
Compensation and benefits	8.5	10.7	11.2
G&A and other expenses	134.0	35.3	37.9
	$207.6	$144.6	$175.3
The following is a summary of the significant classifications of assets and liabilities of Urbplan:
Customer and other receivables – This balance consists primarily of amounts owed for land development services using the completed contract method. Customer receivables accrue interest at rates ranging from 9% to 12% per year and are secured by the underlying real estate. Most of the receivables are pledged as collateral for Urbplan’s borrowings. The carrying value of the receivables includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the balances. Urbplan calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, Urbplan’s customers.
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $91.5 million and $104.5 million of customer advances received as of December 31, 2016 and 2015, respectively, and lots returned or otherwise recovered by Urbplan. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.
Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 55% and 60% of the outstanding principal amounts of the loans as of December 31, 2016 and 2015, respectively. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin of 4.0% (17.6% as of December 31, 2016); (ii) IGP-M plus a margin of 12.0% (19.2% as of December 31, 2016); or (iii) IPCA plus a margin ranging from 8.8% to 15.0% (15.1% to 21.3% as of December 31, 2016). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

2017	$17.7
2018	14.9
2019	22.3
2020	22.2
2021	20.3
Thereafter	47.0
$144.4
Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2016, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes.
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
As of December 31, 2016, Urbplan had outstanding commitments for land development services with an estimated $10.0 million of future costs to be incurred.
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
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities, and DGAM, the Partnership's

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

fund of hedge funds and liquid alternatives platform. The Partnership commenced a wind down of the operations of DGAM during 2016.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, and Vermillion. Beginning in July 2015 in connection with the departure of certain Vermillion principals and the restructuring of its operations, the Partnership's economic interests were increased in stages and is currently 88% (to the extent Vermillion exceeds certain performance hurdles). Otherwise, the Partnership's economic interest, and share of management fees of Vermillion, is 100%. Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. With respect to ESG, the Partnership's economic interest was 55% through June 30, 2016 (see Note 11). The Partnership's earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2016:

	December 31, 2016 and the Year Then Ended
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$498.9	$251.1	$195.5	$140.3	$1,085.8
Portfolio advisory fees, net	14.5	0.2	1.1	0.8	16.6
Transaction fees, net	31.2	—	—	—	31.2
Total fund level fee revenues	544.6	251.3	196.6	141.1	1,133.6
Performance fees
Realized	1,060.5	53.1	36.6	65.6	1,215.8
Unrealized	(777.5)	274.0	1.2	38.2	(464.1)
Total performance fees	283.0	327.1	37.8	103.8	751.7
Investment income (loss)
Realized	60.3	(20.6)	5.1	0.1	44.9
Unrealized	(11.0)	1.4	15.3	(0.3)	5.4
Total investment income (loss)	49.3	(19.2)	20.4	(0.2)	50.3
Interest income	3.4	1.7	4.7	0.4	10.2
Other income	6.0	1.6	4.7	0.5	12.8
Total revenues	886.3	562.5	264.2	245.6	1,958.6
Segment Expenses
Compensation and benefits
Direct base compensation	210.8	72.1	87.4	66.8	437.1
Indirect base compensation	78.8	39.1	32.6	13.7	164.2
Equity-based compensation	69.3	26.3	17.6	6.4	119.6
Performance fee related
Realized	472.1	37.6	17.6	63.2	590.5
Unrealized	(342.6)	81.9	0.6	27.6	(232.5)
Total compensation and benefits	488.4	257.0	155.8	177.7	1,078.9
General, administrative, and other indirect expenses	131.9	67.1	250.0	34.5	483.5
Depreciation and amortization expense	13.6	5.9	6.2	3.3	29.0
Interest expense	28.2	16.0	11.3	5.8	61.3
Total expenses	662.1	346.0	423.3	221.3	1,652.7
Economic Net Income (Loss)	$224.2	$216.5	$(159.1)	$24.3	$305.9
(-) Net Performance Fees	153.5	207.6	19.6	13.0	393.7
(-) Investment Income (Loss)	49.3	(19.2)	20.4	(0.2)	50.3
(+) Equity-based Compensation	69.3	26.3	17.6	6.4	119.6
(=) Fee Related Earnings	$90.7	$54.4	$(181.5)	$17.9	$(18.5)
(+) Realized Net Performance Fees	588.4	15.5	19.0	2.4	625.3
(+) Realized Investment Income (Loss)	60.3	(20.6)	5.1	0.1	44.9
(=) Distributable Earnings	$739.4	$49.3	$(157.4)	$20.4	$651.7
Segment assets as of December 31, 2016	$2,435.8	$1,515.0	$656.4	$850.1	$5,457.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2015:

	December 31, 2015 and the Year Then Ended
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$577.4	$255.9	$210.7	$153.9	$1,197.9
Portfolio advisory fees, net	14.3	0.4	0.7	—	15.4
Transaction fees, net	7.7	2.1	—	—	9.8
Total fund level fee revenues	599.4	258.4	211.4	153.9	1,223.1
Performance fees
Realized	1,209.5	163.2	38.0	24.1	1,434.8
Unrealized	(523.1)	(42.5)	(63.1)	103.6	(525.1)
Total performance fees	686.4	120.7	(25.1)	127.7	909.7
Investment income (loss)
Realized	23.3	(93.6)	5.4	0.1	(64.8)
Unrealized	(5.2)	63.1	(15.7)	0.2	42.4
Total investment income (loss)	18.1	(30.5)	(10.3)	0.3	(22.4)
Interest income	1.5	0.3	2.8	0.2	4.8
Other income	9.8	2.6	3.9	0.9	17.2
Total revenues	1,315.2	351.5	182.7	283.0	2,132.4
Segment Expenses
Compensation and benefits
Direct base compensation	224.2	70.0	101.2	82.3	477.7
Indirect base compensation	91.5	39.3	28.3	13.0	172.1
Equity-based compensation	65.1	25.0	19.0	12.4	121.5
Performance fee related
Realized	540.9	68.5	16.6	20.3	646.3
Unrealized	(221.7)	26.3	(27.7)	94.8	(128.3)
Total compensation and benefits	700.0	229.1	137.4	222.8	1,289.3
General, administrative, and other indirect expenses	172.4	74.6	69.8	46.0	362.8
Depreciation and amortization expense	12.5	4.3	5.0	3.8	25.6
Interest expense	30.8	10.6	10.8	5.9	58.1
Total expenses	915.7	318.6	223.0	278.5	1,735.8
Economic Net Income (Loss)	$399.5	$32.9	$(40.3)	$4.5	$396.6
(-) Net Performance Fees	367.2	25.9	(14.0)	12.6	391.7
(-) Investment Income (Loss)	18.1	(30.5)	(10.3)	0.3	(22.4)
(+) Equity-based Compensation	65.1	25.0	19.0	12.4	121.5
(+) Reserve for Litigation and Contingencies	26.8	9.2	9.0	5.0	50.0
(=) Fee Related Earnings	$106.1	$71.7	$12.0	$9.0	$198.8
(+) Realized Net Performance Fees	668.6	94.7	21.4	3.8	788.5
(+) Realized Investment Income (Loss)	23.3	(93.6)	5.4	0.1	(64.8)
(=) Distributable Earnings	$798.0	$72.8	$38.8	$12.9	$922.5
Segment assets as of December 31, 2015	$3,122.1	$1,450.3	$716.4	$815.8	$6,104.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$564.8	$223.8	$259.3	$181.4	$1,229.3
Portfolio advisory fees, net	18.4	0.8	0.9	—	20.1
Transaction fees, net	51.4	1.6	0.2	—	53.2
Total fund level fee revenues	634.6	226.2	260.4	181.4	1,302.6
Performance fees
Realized	1,156.3	88.5	36.0	42.9	1,323.7
Unrealized	197.2	(39.5)	76.5	150.0	384.2
Total performance fees	1,353.5	49.0	112.5	192.9	1,707.9
Investment income (loss)
Realized	17.7	(32.2)	8.4	—	(6.1)
Unrealized	13.9	(15.7)	(3.6)	0.4	(5.0)
Total investment income (loss)	31.6	(47.9)	4.8	0.4	(11.1)
Interest income	1.4	0.3	0.3	0.2	2.2
Other income	9.4	4.4	5.5	1.1	20.4
Total revenues	2,030.5	232.0	383.5	376.0	3,022.0
Segment Expenses
Compensation and benefits
Direct base compensation	222.4	75.2	110.6	85.8	494.0
Indirect base compensation	101.8	48.5	24.6	13.6	188.5
Equity-based compensation	42.5	19.2	13.9	4.8	80.4
Performance fee related
Realized	512.5	30.1	17.4	30.9	590.9
Unrealized	97.1	32.1	35.4	145.0	309.6
Total compensation and benefits	976.3	205.1	201.9	280.1	1,663.4
General, administrative, and other indirect expenses	151.1	72.2	52.9	41.9	318.1
Depreciation and amortization expense	11.0	3.6	4.0	3.8	22.4
Interest expense	30.6	9.9	9.7	5.5	55.7
Total expenses	1,169.0	290.8	268.5	331.3	2,059.6
Economic Net Income (Loss)	$861.5	$(58.8)	$115.0	$44.7	$962.4
(-) Net Performance Fees	743.9	(13.2)	59.7	17.0	807.4
(-) Investment Income (Loss)	31.6	(47.9)	4.8	0.4	(11.1)
(+) Equity-based Compensation	42.5	19.2	13.9	4.8	80.4
(=) Fee Related Earnings	$128.5	$21.5	$64.4	$32.1	$246.5
(+) Realized Net Performance Fees	643.8	58.4	18.6	12.0	732.8
(+) Realized Investment Income (loss)	17.7	(32.2)	8.4	—	(6.1)
(=) Distributable Earnings	$790.0	$47.7	$91.4	$44.1	$973.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the years ended December 31, 2016 and 2015:

	December 31, 2016 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,958.6	$166.9	$148.8	(a)	$2,274.3
Expenses	$1,652.7	$153.1	$436.3	(b)	$2,242.1
Other income	$—	$13.1	$—	(c)	$13.1
Economic net income	$305.9	$26.9	$(287.5)	(d)	$45.3
Total assets	$5,457.3	$4,684.7	$(169.0)	(e)	$9,973.0

	December 31, 2015 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,132.4	$975.5	$(101.7)	(a)	$3,006.2
Expenses	$1,735.8	$1,258.8	$473.8	(b)	$3,468.4
Other income	$—	$886.9	$(22.5)	(c)	$864.4
Economic net income	$396.6	$603.6	$(598.0)	(d)	$402.2
Total assets	$6,104.6	$26,395.7	$(318.7)	(e)	$32,181.6
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,022.0	$956.0	$(97.7)	(a)	$3,880.3
Expenses	$2,059.6	$1,286.5	$429.3	(b)	$3,775.4
Other income	$—	$898.4	$(11.4)	(c)	$887.0
Economic net income	$962.4	$567.9	$(538.4)	(d)	$991.9

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, and Vermillion that were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, and Vermillion as detailed below (Dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$223.4	$259.8	$269.2
Acquisition related charges and amortization of intangibles and impairment	94.2	288.8	242.5
Other non-operating (income) expense	(11.2)	(7.4)	(30.3)
Tax provision associated with performance fees	(15.1)	(14.9)	(25.3)
Non-Carlyle economic interests in acquired business	159.0	160.3	213.6
Severance and other adjustments	10.6	6.7	1.2
Elimination of expenses of Consolidated Funds	(24.6)	(219.5)	(241.6)
	$436.3	$473.8	$429.3

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Income before provision for income taxes	$45.3	$402.2	$991.9
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	223.4	259.8	269.2
Acquisition related charges and amortization of intangibles and impairment	94.2	288.8	242.5
Other non-operating (income) expense	(11.2)	(7.4)	(30.3)
Tax provision associated with performance fees	(15.1)	(14.9)	(25.3)
Net income attributable to non-controlling interests in Consolidated entities	(41.0)	(537.9)	(485.5)
Severance and other adjustments	10.3	6.0	(0.1)
Economic Net Income	$305.9	$396.6	$962.4
Net performance fees(1)	393.7	391.7	807.4
Investment income (loss)(1)	50.3	(22.4)	(11.1)
Equity-based compensation	119.6	121.5	80.4
Reserve for litigation and contingencies	—	50.0	—
Fee Related Earnings	$(18.5)	$198.8	$246.5
Realized performance fees, net of related compensation	625.3	788.5	732.8
Realized investment income (loss)(1)	44.9	(64.8)	(6.1)
Distributable Earnings	$651.7	$922.5	$973.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2016
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,129.5	$86.3	$1,215.8
Unrealized	(377.7)	(86.4)	(464.1)
Total performance fees	751.8	(0.1)	751.7
Performance fee related compensation expense
Realized	580.5	10.0	590.5
Unrealized	(227.4)	(5.1)	(232.5)
Total performance fee related compensation expense	353.1	4.9	358.0
Net performance fees
Realized	549.0	76.3	625.3
Unrealized	(150.3)	(81.3)	(231.6)
Total net performance fees	$398.7	$(5.0)	$393.7
Investment income (loss)
Realized	$112.9	$(68.0)	$44.9
Unrealized	47.6	(42.2)	5.4
Total investment income (loss)	$160.5	$(110.2)	$50.3

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income (loss)
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income (loss)	$15.2	$(37.6)	$(22.4)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income	$(7.2)	$(3.9)	$(11.1)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interest in Claren Road, ESG and Vermillion.

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2016
Americas(1)	$1,473.5	65%	$5,048.7	50%
EMEA(2)	615.1	27%	4,245.1	43%
Asia-Pacific(3)	185.7	8%	679.2	7%
Total	$2,274.3	100%	$9,973.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2015
Americas(1)	$1,518.7	51%	$19,049.3	59%
EMEA(2)	1,090.1	36%	12,369.1	39%
Asia-Pacific(3)	397.4	13%	763.2	2%
Total	$3,006.2	100%	$32,181.6	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2014
Americas(1)	$2,283.3	59%	$20,986.9	58%
EMEA(2)	1,527.3	39%	14,446.4	40%
Asia-Pacific(3)	69.7	2%	561.0	2%
Total	$3,880.3	100%	$35,994.3	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.

(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.

(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

19.    Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2016 and 2015 are presented below.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Dollars in millions)
Revenues	$483.1	$608.0	$607.3	$575.9
Expenses	459.4	546.9	661.8	574.0
Other income (loss)	(8.4)	6.7	4.8	10.0
Income (loss) before provision for income taxes	$15.3	$67.8	$(49.7)	$11.9
Net income (loss)	$7.9	$43.5	$(50.7)	$14.6
Net income (loss) attributable to The Carlyle Group L.P.	$8.4	$6.1	$0.8	$(8.9)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.10	$0.07	$0.01	$(0.11)
Diluted	$0.01	$0.07	$(0.02)	$(0.16)
Distributions declared per common unit(2)	$0.29	$0.26	$0.63	$0.50

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Dollars in millions)
Revenues	$1,136.8	$856.1	$297.5	$715.8
Expenses	1,027.0	843.6	795.3	802.5
Other income (loss)	505.5	461.6	(31.3)	(71.4)
Income (loss) before provision for income taxes	$615.3	$474.1	$(529.1)	$(158.1)
Net income (loss)	$604.8	$468.1	$(525.0)	$(147.8)
Net income (loss) attributable to The Carlyle Group L.P.	$39.5	$30.6	$(83.9)	$(4.6)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.58	$0.42	$(1.05)	$(0.06)
Diluted	$0.54	$0.34	$(1.11)	$(0.06)
Distributions declared per common unit(2)	$1.61	$0.33	$0.89	$0.56

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.

(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

20.    Subsequent Events
In February 2017, the Board of Directors of the general partner of the Partnership declared a distribution of $0.16 per common unit in respect of the fourth quarter of 2016 to common unitholders of record at the close of business on February 21, 2017, payable on February 28, 2017.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

21.    Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2016 and 2015 and results of operations for the years ended December 31, 2016, 2015 and 2014. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$670.9	$—	$—	$670.9
Cash and cash equivalents held at Consolidated Funds	—	761.5	—	761.5
Restricted cash	13.1	—	—	13.1
Corporate treasury investments	190.2	—	—	190.2
Accrued performance fees	2,481.1	—	—	2,481.1
Investments	1,272.2	—	(165.2)	1,107.0
Investments of Consolidated Funds	—	3,893.7	—	3,893.7
Due from affiliates and other receivables, net	231.0	—	(3.8)	227.2
Due from affiliates and other receivables of Consolidated Funds, net	—	29.5	—	29.5
Receivables and inventory of a consolidated real estate VIE	145.4	—	—	145.4
Fixed assets, net	106.1	—	—	106.1
Deposits and other	39.4	—	—	39.4
Other assets of a consolidated real estate VIE	31.5	—	—	31.5
Intangible assets, net	42.0	—	—	42.0
Deferred tax assets	234.4	—	—	234.4
Total assets	$5,457.3	$4,684.7	$(169.0)	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,265.2	$—	$—	$1,265.2
Loans payable of Consolidated Funds	—	3,866.3	—	3,866.3
Loans payable of a consolidated real estate VIE at fair value (principal amount of $144.4 million)	79.4	—	—	79.4
Accounts payable, accrued expenses and other liabilities	369.8	—	—	369.8
Accrued compensation and benefits	1,661.8	—	—	1,661.8
Due to affiliates	223.4	0.2	—	223.6
Deferred revenue	54.0	—	—	54.0
Deferred tax liabilities	76.6	—	—	76.6
Other liabilities of Consolidated Funds	—	669.0	(32.0)	637.0
Other liabilities of a consolidated real estate VIE	124.5	—	—	124.5
Accrued giveback obligations	160.8	—	—	160.8
Total liabilities	4,015.5	4,535.5	(32.0)	8,519.0
Partners’ capital	403.1	36.7	(36.7)	403.1
Accumulated other comprehensive income (loss)	(94.9)	(1.5)	1.2	(95.2)
Non-controlling interests in consolidated entities	264.3	13.5	—	277.8
Non-controlling interests in Carlyle Holdings	869.3	100.5	(101.5)	868.3
Total partners’ capital	1,441.8	149.2	(137.0)	1,454.0
Total liabilities and partners’ capital	$5,457.3	$4,684.7	$(169.0)	$9,973.0

	As of December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$991.5	$—	$—	$991.5
Cash and cash equivalents held at Consolidated Funds	—	1,612.7	—	1,612.7
Restricted cash	18.9	—	—	18.9
Restricted cash and securities of Consolidated Funds	—	18.4	—	18.4
Accrued performance fees	3,012.2	—	(23.6)	2,988.6
Investments	1,103.9	—	(218.0)	885.9
Investments of Consolidated Funds	—	23,996.1	2.7	23,998.8
Due from affiliates and other receivables, net	275.1	—	(79.8)	195.3
Due from affiliates and other receivables of Consolidated Funds, net	—	765.3	—	765.3
Receivables and inventory of a consolidated real estate VIE	143.6	—	—	143.6
Fixed assets, net	110.9	—	—	110.9
Deposits and other	45.8	3.2	—	49.0
Other assets of a consolidated real estate VIE	47.6	—	—	47.6
Intangible assets, net	135.7	—	—	135.7
Deferred tax assets	219.4	—	—	219.4
Total assets	$6,104.6	$26,395.7	$(318.7)	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,135.7	$—	$—	$1,135.7
Loans payable of Consolidated Funds	—	17,332.5	(267.8)	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $125.6 million)	75.4	—	—	75.4
Accounts payable, accrued expenses and other liabilities	463.8	—	—	463.8
Accrued compensation and benefits	1,953.2	—	—	1,953.2
Due to affiliates	245.6	1.8	(1.5)	245.9
Deferred revenue	40.9	—	—	40.9
Deferred tax liabilities	103.5	—	—	103.5
Other liabilities of Consolidated Funds	—	1,882.2	(43.6)	1,838.6
Other liabilities of a consolidated real estate VIE	84.4	—	—	84.4
Accrued giveback obligations	252.0	—	—	252.0
Total liabilities	4,354.5	19,216.5	(312.9)	23,258.1
Redeemable non-controlling interests in consolidated entities	7.6	2,838.3	—	2,845.9
Partners’ capital	485.9	(1.4)	1.4	485.9
Accumulated other comprehensive income (loss)	(90.4)	1.7	(1.4)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	126.6	(5.8)	120.8
Non-controlling interests in consolidated entities	280.8	4,213.0	—	4,493.8
Non-controlling interests in Carlyle Holdings	1,066.2	1.0	—	1,067.2
Total partners’ capital	1,742.5	4,340.9	(5.8)	6,077.6
Total liabilities and partners’ capital	$6,104.6	$26,395.7	$(318.7)	$32,181.6

	Year Ended December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,090.3	$—	$(14.2)	$1,076.1
Performance fees
Realized	1,129.7	—	(0.2)	1,129.5
Unrealized	(377.7)	—	—	(377.7)
Total performance fees	752.0	—	(0.2)	751.8
Investment income
Realized	115.5	—	(2.6)	112.9
Unrealized	50.0	—	(2.4)	47.6
Total investment income	165.5	—	(5.0)	160.5
Interest and other income	38.9	—	(15.0)	23.9
Interest and other income of Consolidated Funds	—	166.9	—	166.9
Revenue of a consolidated real estate VIE	95.1	—	—	95.1
Total revenues	2,141.8	166.9	(34.4)	2,274.3
Expenses
Compensation and benefits
Base compensation	647.1	—	—	647.1
Equity-based compensation	334.6	—	—	334.6
Performance fee related
Realized	580.5	—	—	580.5
Unrealized	(227.4)	—	—	(227.4)
Total compensation and benefits	1,334.8	—	—	1,334.8
General, administrative and other expenses	521.1	—	—	521.1
Interest	61.3	—	—	61.3
Interest and other expenses of Consolidated Funds	—	153.1	(24.6)	128.5
Interest and other expenses of a consolidated real estate VIE	207.6	—	—	207.6
Other non-operating income	(11.2)	—	—	(11.2)
Total expenses	2,113.6	153.1	(24.6)	2,242.1
Other income
Net investment gains of Consolidated Funds	—	13.1	—	13.1
Income before provision for income taxes	28.2	26.9	(9.8)	45.3
Provision for income taxes	30.0	—	—	30.0
Net income (loss)	(1.8)	26.9	(9.8)	15.3
Net income attributable to non-controlling interests in consolidated entities	23.9	—	17.1	41.0
Net income (loss) attributable to Carlyle Holdings	(25.7)	26.9	(26.9)	(25.7)
Net loss attributable to non-controlling interests in Carlyle Holdings	(32.1)	—	—	(32.1)
Net income attributable to The Carlyle Group L.P.	$6.4	$26.9	$(26.9)	$6.4

	Year Ended December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,239.1	$—	$(153.9)	$1,085.2
Performance fees
Realized	1,460.3	—	(18.4)	1,441.9
Unrealized	(602.0)	—	(15.0)	(617.0)
Total performance fees	858.3	—	(33.4)	824.9
Investment income (loss)
Realized	(35.4)	—	68.3	32.9
Unrealized	23.3	—	(41.0)	(17.7)
Total investment income (loss)	(12.1)	—	27.3	15.2
Interest and other income	22.9	—	(4.3)	18.6
Interest and other income of Consolidated Funds	—	975.5	—	975.5
Revenue of a consolidated real estate VIE	86.8	—	—	86.8
Total revenues	2,195.0	975.5	(164.3)	3,006.2
Expenses
Compensation and benefits
Base compensation	632.2	—	—	632.2
Equity-based compensation	378.0	—	—	378.0
Performance fee related
Realized	650.5	—	—	650.5
Unrealized	(139.6)	—	—	(139.6)
Total compensation and benefits	1,521.1	—	—	1,521.1
General, administrative and other expenses	712.8	—	—	712.8
Interest	58.0	—	—	58.0
Interest and other expenses of Consolidated Funds	—	1,258.8	(219.5)	1,039.3
Interest and other expenses of a consolidated real estate VIE	144.6	—	—	144.6
Other non-operating income	(7.4)	—	—	(7.4)
Total expenses	2,429.1	1,258.8	(219.5)	3,468.4
Other income
Net investment gains of Consolidated Funds	—	886.9	(22.5)	864.4
Income (loss) before provision for income taxes	(234.1)	603.6	32.7	402.2
Provision for income taxes	2.1	—	—	2.1
Net income (loss)	(236.2)	603.6	32.7	400.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(98.4)	—	636.3	537.9
Net income (loss) attributable to Carlyle Holdings	(137.8)	603.6	(603.6)	(137.8)
Net loss attributable to non-controlling interests in Carlyle Holdings	(119.4)	—	—	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$603.6	$(603.6)	$(18.4)

	Year Ended December 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,352.9	$—	$(186.6)	$1,166.3
Performance fees
Realized	1,355.1	—	(26.4)	1,328.7
Unrealized	355.0	—	(9.3)	345.7
Total performance fees	1,710.1	—	(35.7)	1,674.4
Investment income (loss)
Realized	29.4	—	(5.7)	23.7
Unrealized	(37.7)	—	6.8	(30.9)
Total investment income (loss)	(8.3)	—	1.1	(7.2)
Interest and other income	23.6	—	(3.0)	20.6
Interest and other income of Consolidated Funds	—	956.0	—	956.0
Revenue of a consolidated real estate VIE	70.2	—	—	70.2
Total revenues	3,148.5	956.0	(224.2)	3,880.3
Expenses
Compensation and benefits
Base compensation	789.0	—	—	789.0
Equity-based compensation	344.0	—	—	344.0
Performance fee related
Realized	590.7	—	—	590.7
Unrealized	282.2	—	—	282.2
Total compensation and benefits	2,005.9	—	—	2,005.9
General, administrative and other expenses	523.9	—	2.9	526.8
Interest	55.7	—	—	55.7
Interest and other expenses of Consolidated Funds	—	1,286.5	(244.5)	1,042.0
Interest and other expenses of a consolidated real estate VIE	175.3	—	—	175.3
Other non-operating income	(30.3)	—	—	(30.3)
Total expenses	2,730.5	1,286.5	(241.6)	3,775.4
Other income
Net investment gains of Consolidated Funds	—	898.4	(11.4)	887.0
Income before provision for income taxes	418.0	567.9	6.0	991.9
Provision for income taxes	76.8	—	—	76.8
Net income	341.2	567.9	6.0	915.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(88.4)	—	573.9	485.5
Net income attributable to Carlyle Holdings	429.6	567.9	(567.9)	429.6
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	—	—	343.8
Net income attributable to The Carlyle Group L.P.	$85.8	$567.9	$(567.9)	$85.8

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(1.8)	$(236.2)	$341.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and impairment	72.0	322.8	192.1
Equity-based compensation	334.6	378.0	344.0
Excess tax benefits related to equity-based compensation	—	(4.0)	(2.7)
Non-cash performance fees, net	199.6	437.4	(582.2)
Other non-cash amounts	(55.8)	12.7	(1.4)
Investment (income) loss	(159.5)	26.7	55.7
Purchases of investments and trading securities	(458.3)	(174.5)	(330.1)
Proceeds from the sale of investments and trading securities	325.1	349.6	567.5
Payments of contingent consideration	(82.6)	(17.8)	(59.6)
Change in deferred taxes, net	(4.4)	(31.4)	10.5
Change in due from affiliates and other receivables	(12.4)	(1.4)	(4.2)
Change in receivables and inventory of a consolidated real estate VIE	29.0	(57.5)	—
Change in deposits and other	6.1	(9.0)	(10.9)
Change in other assets of a consolidated real estate VIE	41.2	(17.4)	(25.0)
Deconsolidation of ESG (see Note 11)	(34.5)	—	—
Change in accounts payable, accrued expenses and other liabilities	66.6	(20.3)	(23.4)
Change in accrued compensation and benefits	6.5	(35.3)	155.4
Change in due to affiliates	(19.3)	21.0	(81.6)
Change in other liabilities of a consolidated real estate VIE	34.3	101.6	(24.9)
Change in deferred revenue	18.9	(50.0)	36.8
Net cash provided by operating activities	305.3	995.0	557.2
Cash flows from investing activities
Change in restricted cash	5.3	40.8	69.8
Purchases of fixed assets, net	(25.4)	(62.3)	(29.7)
Acquisitions, net of cash acquired	—	—	(3.1)
Net cash provided by (used in) investing activities	(20.1)	(21.5)	37.0
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	—	210.8
Proceeds from debt obligations	20.6	—	—
Payments on loans payable	(9.0)	—	—
Net payments on loans payable of a consolidated real estate VIE	(34.5)	(65.3)	(34.4)
Payments of contingent consideration	(3.3)	(8.1)	(39.5)
Net proceeds from issuance of common units, net of offering costs	—	209.9	449.5
Excess tax benefits related to equity-based compensation	—	4.0	2.7
Distributions to common unitholders	(140.9)	(251.0)	(102.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(422.6)	(848.5)	(486.9)
Contributions from non-controlling interest holders	113.0	168.5	162.2
Distributions to non-controlling interest holders	(104.2)	(110.8)	(118.3)
Acquisition of non-controlling interests in Carlyle Holdings	—	(209.9)	(303.4)
Units repurchased	(58.9)	—	—
Change in due to/from affiliates financing activities	53.6	(62.7)	(38.4)
Net cash used in financing activities	(586.2)	(1,173.9)	(298.4)
Effect of foreign exchange rate changes	(19.6)	(50.1)	(20.4)
(Decrease) Increase in cash and cash equivalents	(320.6)	(250.5)	275.4
Cash and cash equivalents, beginning of period	991.5	1,242.0	966.6
Cash and cash equivalents, end of period	$670.9	$991.5	$1,242.0

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2016 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Partnership’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	67	Founder, Co-Chief Executive Officer and Director
Daniel A. D’Aniello	70	Founder, Chairman and Director
David M. Rubenstein	67	Founder, Co-Chief Executive Officer and Director
Lawton W. Fitt	63	Director
James H. Hance, Jr.	72	Operating Executive and Director
Janet Hill	69	Director
Edward J. Mathias	75	Managing Director and Director
Dr. Thomas S. Robertson	74	Director
William J. Shaw	71	Director
Anthony Welters	61	Director
Jeffrey W. Ferguson	51	General Counsel
Curtis L. Buser	53	Chief Financial Officer
Glenn A. Youngkin	50	President & Chief Operating Officer
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
Daniel A. D’Aniello. Mr. D’Aniello is a founder and Chairman of Carlyle and was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. D’Aniello was the Vice President for Finance and Development at Marriott Corporation for eight years. Before joining Marriott, Mr. D’Aniello was a financial officer at PepsiCo, Inc. and Trans World Airlines. Mr. D’Aniello is a member of The Council for the United States and Italy; the Lumen Institute; the U.S.—China CEO and Former Senior Officials’ Dialogue of the U.S. Chamber of Commerce; Co-Chairman of the American Enterprise Institute for Public Research; the Board of Trustees of Syracuse University; the Chancellor’s Council; the Corporate Advisory Council to the Martin J. Whitman School of Management; Chairman of the Wolf Trap Foundation of the Performing Arts; and an Advisor to the John Templeton Foundation. Mr. D’Aniello previously served as chairman and/or director of several private companies in which Carlyle had significant investment interests. Mr. D’Aniello is a 1968 magna cum laude graduate of Syracuse University, where he was a member of Beta Gamma Sigma, and a 1974 graduate of the Harvard Business School, where he was a Teagle Foundation Fellow.
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
Lawton W. Fitt. Ms. Fitt is a member of the Board of Directors of our general partner. Ms. Fitt was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Fitt is currently a director of Ciena Corporation (where she serves as chair of the Audit committee) and The Progressive Corporation (where she serves on the Executive committee, Investment and Capital committee and Nominating and Governance committee). Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she became a partner in 1994 and a managing director in 1996. She retired from Goldman Sachs in 2002. Ms. Fitt is a former director of ARM Holdings PLC and Thomson Reuters. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation and the Thomson Reuters Foundation. Ms. Fitt received her bachelor's degree from Brown University and her M.B.A. from the Darden School of the University of Virginia.
James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Market Strategies segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is currently a director of Acuity Brands Inc., Parkway, Inc. and Ford Motor Company. Mr. Hance is a former director of Cousins Properties, Duke Energy Corporation, Morgan Stanley and Sprint Nextel Corporation. Mr. Hance serves as Emeritus Trustee on the Board of Trustees at Washington University in St. Louis and as Chairman of the Board of Trustees at Johnson & Wales University in Providence, RI. Mr. Hance graduated from Westminster College and received an M.B.A. from Washington University in St. Louis. He is a certified public accountant.
Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of The Wendy’s Company and Dean Foods Company. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc. and Sprint Nextel Corporation. She also serves on the Board of Trustees at Duke University, the John F. Kennedy Center for the Performing Arts, the Knight Commission on Intercollegiate Athletics, and the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.

Edward J. Mathias. Mr. Mathias is a Managing Director of Carlyle and a member of the Board of Directors of our general partner. Mr. Mathias was elected to the Board of Directors of our general partner effective May 2, 2012. Prior to joining Carlyle in 1994, Mr. Mathias was a long-time member of the Management Committee and Board of Directors of T. Rowe Price Associates, Inc., a major investment management organization. He was instrumental in the founding of Carlyle and assisted in raising the firm’s initial capital. Mr. Mathias is currently a director of Brown Advisory, the Baltimore-based investment firm and a Trustee Emeritus at the University of Pennsylvania. He is also a member of The Council of Foreign Relations and the President's Advisory Council on Doing Business in Africa (PAC-DBIA). Mr. Mathias holds an undergraduate degree from the University of Pennsylvania and an M.B.A. from Harvard Business School.

Dr. Thomas S. Robertson. Dr. Robertson is a member of the Board of Directors of our general partner. Dr. Robertson was elected to the Board of Directors of our general partner effective May 2, 2012. Dr. Robertson is the Joshua J. Harris Professor of Marketing at the Wharton School at the University of Pennsylvania. Prior to rejoining Wharton in 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was Dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor at, and the Chair of Marketing and Deputy Dean of, the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School, and from 2007-2014, was the Dean of the Wharton School. He is a former director of CRA International, Inc. and PRGX Global, Inc. Dr. Robertson graduated from Wayne State University and received his M.A. and Ph.D. in marketing from Northwestern University.

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President, and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriott Vacations Worldwide Corporation, a Director of DiamondRock Hospitality (where he serves on the Audit committee, Compensation committee, Nominating and Corporate Governance committee) and is a former member of the Board of Trustees of three funds in the American Family of mutual funds from 2009 to 2015, and is a former director of Marriott International, Inc. from March 1997 through February 2011. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an M.B.A. from Washington University in St. Louis.

Anthony Welters. Mr. Welters is a member of the Board of Directors of our general partner. Mr. Welters was elected to the Board of Directors of our general partner effective October 27, 2015. Mr. Welters is Executive Chairman of the Black Ivy Group, LLC. He recently retired as Senior Adviser to the Office of the CEO of UnitedHealth Group having served in such position since April 2014. Prior to this appointment, he was Executive Vice President and a Member of the Office of the CEO of UnitedHealth Group from November 2006 until April 2014. Mr. Welters previously led UHG's Public and Senior Markets Group. Mr. Welters joined UHG in June 2002 upon its acquisition of AmeriChoice, a health care company he founded in 1989. Mr. Welters is currently a director of Loews Corporation, West Pharmaceutical Services, Inc. (where he serves on the Nominating and Governance committee) and C.R. Bard, Inc. (where he is a member of the Compensation, Regulatory and Governance committees). Mr. Welters previously served as a director West Pharmaceutical Services, Inc. from 1997 to 2016 and Quest Communication from 2006-2011. He is Trustee Emeritus of the Morehouse School of Medicine Board of Trustees, Chairman of the Board of New York University School of Law, as well as Vice Chairman of the Board of New York University, a Trustee of NYU Langone Medical Center, a trustee of the John F. Kennedy Center for the Performing Arts, where he is Chairman of the Finance committee, as well as on the Board of the Horatio Alger Association. Mr. Welters is a founding member of the National Museum of African American History and Culture. Mr. Welters is a graduate of Manhattanville College and received his law degree from New York University School of Law.

Curtis L. Buser.  Mr. Buser is the Chief Financial Officer of Carlyle and has served in such capacity since December 2014.  Mr. Buser also serves on Carlyle’s Executive Group. From May 2014 until December 2014, Mr. Buser served as Carlyle’s Interim Chief Financial Officer. Mr. Buser joined Carlyle in 2004 as a managing director and served as the firm’s Chief Accounting Officer until May 2014. Prior to joining Carlyle, Mr. Buser was an audit partner with Ernst & Young, LLP.  He began his career with Arthur Andersen in 1985 and was admitted to the partnership in 1997. Mr. Buser graduated from Georgetown University.
Jeffrey W. Ferguson. Mr. Ferguson is the General Counsel of Carlyle and has served in such capacity since 1999. Mr. Ferguson also serves on Carlyle’s Executive Group. Prior to joining Carlyle, Mr. Ferguson was an associate with the law firm of Latham & Watkins LLP. Mr. Ferguson received a B.A. from the University of Virginia, where he was a member of Phi Beta Kappa. He also received his law degree from the University of Virginia, and is admitted to the bars of the District of Columbia and Virginia.

Glenn A. Youngkin. Mr. Youngkin is President and Chief Operating Officer of Carlyle and has served in such capacity since June 2015. Mr. Youngkin also serves on Carlyle's Executive Group. From June 2014 to May 2015, Mr. Youngkin served as Co-President and Co-Chief Operating Officer. From March 2011 until June 2014, Mr. Youngkin served as Chief Operating Officer. From October 2010 until March 2011, Mr. Youngkin served as Carlyle's interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle's buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin has served on the Board of Directors of numerous Carlyle portfolio companies and currently serves on the Board of Ri-Happy Brinquedos S.A. Mr. Youngkin also serves on the Board of Governors of the National Cathedral School, the Dean's Advisory Board at Harvard Business School, the Board of Directors of Meadowkirk, Inc. and the Rice Management Company and as Church Warden of the Vestry of Holy Trinity Church. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.
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
Audit committee. Our audit committee consists of Ms. Fitt and Messrs. Robertson and Shaw, with Mr. Shaw serving as chairman. The purpose of the audit committee of the board of directors of Carlyle Group Management L.L.C. is to provide assistance to the board of directors in fulfilling its obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, including, without limitation, assisting the board of director’s oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm and our internal audit function, and directly appointing, retaining, reviewing and terminating our independent registered public accounting firm. The members of our audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the federal securities laws and NASDAQ Marketplace rules relating to corporate governance matters. The board of directors of our general partner has determined that Mr. Shaw is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.carlyle.com.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2016, such persons complied with all such filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy
Our business as an alternative asset management firm is dependent on the services of our named executive officers and other key employees. Among other things, we depend on their ability to find, select and execute investments, oversee and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital and provide other services essential to our success. Therefore, it is important that our named executive officers and other key employees are compensated in a manner that motivates them to excel and encourages them to remain with our firm.
Our compensation policy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align short-term and long-term incentives with our fund investors and common unitholders, and (3) provide competitive incentive opportunities, with an appropriate balance between short-term and long-term incentives that induce our named executive officers and other key employees to work to achieve the firm's goals and design and execute its strategic plan.
We believe that the key to achieving these objectives is an organized, unbiased approach that is well understood, responsive to changes in the industry and the general labor market and, above all, flexible and timely.
Our senior Carlyle professionals (including our named executive officers) and other key employees invest a significant amount of their own capital in or alongside the funds we advise. In addition, certain of these individuals may be allocated a portion of the carried interest or incentive fees payable in respect of our investment funds. We believe that this approach of seeking to align the interests of our named executive officers and other key employees with those of the investors in our funds has been a key contributor to our strong performance and growth. We also believe that significant equity ownership by our named executive officers and other key employees results in alignment of their interests with those of our common unitholders.

Our chairman, Daniel A. D’Aniello, together with our co-chief executive officers, William E. Conway, Jr. and David M. Rubenstein, are our founders and co-principal executive officers. We refer to our founders, together with Glenn A. Youngkin, our President and Chief Operating Officer, Curtis L. Buser, our Chief Financial Officer and Principal Financial Officer and Jeffrey W. Ferguson, our General Counsel, as our “named executive officers.” We do not have employment agreements with any of our named executive officers. Our founders have entered into non-competition and non-solicitation agreements with us that are described below under “—Summary Compensation Table—Founders’ Non-Competition and Non-Solicitation Agreements.”
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
Base Salary. For 2016, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers typically should not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.
Annual Discretionary Bonuses. For 2016, our named executive officers were awarded bonuses, with the exception of our founders. We paid 90% of each named executive officer's bonus in cash in December 2016 and paid the balance by granting an amount of DRUs that was equal to the remaining 10% of the total bonus amount in February 2017. The aggregate amounts of the bonuses were $1,500,000 for Mr. Youngkin, $1,300,000 for Mr. Buser and $1,300,000 for Mr. Ferguson. The DRUs granted as part of the discretionary bonus for services provided in 2016 for the remaining 10% of the total bonus amount vest on August 1, 2018, 18 months after the grant date of February 1, 2017. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2017.

The discretionary bonuses for each of our named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. The specific factors considered in determining the discretionary bonuses for Messrs. Youngkin, Buser and Ferguson are discussed below. Our founders determined that they would not accept an annual bonus for 2016 in order to further align their interests with our unitholders.

The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the individual performance and contributions of the named executive officer to our business during 2016, the named executive officer’s potential to enhance investment returns and contribute to the long-term value of our common units and the named executive officer's tenure at his level. An overview of the main factors that were considered in determining the annual cash bonuses for 2016 include:

•	Achieving strong investment fund performance;

•	The impact of losses in our hedge fund platform during the second half of the year;

•	Strategically expanding the firm's product offerings for our fund investors;

•	Raising approximately $14 billion in new gross capital commitments;

•	Managing our business through a period of intense regulatory scrutiny of our industry;

•	Developing and commencing the implementation of a strategic plan to reorganize and reposition our GMS segment; and

•	Maintaining disciplined cost control and meeting or exceeding our firm operating budget.

Each of our named executive officers provided critical and significant contributions to Carlyle’s achievements in 2016. In assessing Mr. Youngkin’s performance and individual contribution, we considered his overall leadership role, including in evaluating new products and business strategies and in investor outreach, and his operational oversight of our business on a global basis. In assessing Mr. Buser’s performance, we considered his oversight of our accounting, finance and treasury functions and his leadership role in enhancing our disciplined cost control management process and accountability for meeting or exceeding our firm budget across our global business. In assessing Mr. Ferguson’s performance, we considered his oversight of our global legal and compliance team, his role in managing our litigation and his efforts to address legal and regulatory considerations applicable to our investment advisory business and to our firm as a public company.
Carried Interest and Incentive Fees. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. Similarly, the collateral managers of our structured credit funds are entitled to receive incentive fees from our credit funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings partnerships own controlling equity interests in these collateral managers and fund general partners, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities or are allocated a portion of the incentive fees, in order to better align their interests with our own and with those of the investors in these funds. We generally seek to concentrate the direct ownership of carried interest in respect of each carry fund and the incentive fees in our structured credit funds among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Our founders and Mr. Buser do not currently receive allocations of direct carried interest ownership or incentive fees at the fund level. Mr. Youngkin and Mr. Ferguson previously received allocations of direct carried interest ownership at the fund level in respect of certain corporate private equity funds, but neither continues to receive such allocations for subsequent funds.

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

Equity Pool Program. Prior to our initial public offering in 2012, we facilitated employees sharing in the future potential value of our investment activities through our equity pool program, which gave participants equity pool units that represented an economic stake in the investments made in that calendar year. The last equity pool was formed in 2011, prior to our IPO. The equity pool was structured so that in a given year, the equity pool receives a portion of any carried interest proceeds Carlyle earns from all investments made during the respective calendar year. On a semi-annual basis, participants receive cash distributions equivalent to the equity pool unit value times their number of equity pool units. We anticipate that distributions from the equity pools will decline over the next few years as we exit investments in the respective equity pools. Of our named executive officers, only Mr. Youngkin, Mr. Buser and Mr. Ferguson previously received equity pool units.

Key Executive Incentive Program. In March 2014, we adopted a new methodology for determining potential future grants to certain key executives of DRUs and/or common units of the Partnership under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). Commencing in 2014, Mr. Youngkin participated in the KEIP. Additional key executives may be eligible to participate in the KEIP at our discretion. The KEIP is intended to be an incentive to participants to align their economic interests with those of our fund investors and our common unitholders, as well as with Carlyle’s overall performance. Under the terms of the KEIP, for each calendar year commencing with 2014, we will calculate the number of DRUs to be issued to the participating executives based on the carried interest generated by the investment pool composed of the portfolio investments acquired during the calendar year by any of our carry funds. On a semi-annual basis, based on the amount of carried interest distributed during that period (less any funds escrowed to secure giveback obligations during that period) in the investment pool and the participating executive’s participation percentage, we will calculate a number of DRUs to be granted to such executive for that period by reference to that executive’s interest in the investment pool for that period divided by the fair market value of our common units on the relevant grant date. The grant of such DRUs is anticipated to be made on November 1 of each year for carry distributed during the first and second quarters of the calendar year and on May 1 of the following year for carry distributed during the third and fourth quarters of the calendar year, subject in each case to a minimum grant threshold value of $100,000 for each six-month period. Each DRU grant will vest six months from the grant date. Currently, we are evaluating the KEIP and it is possible that we may change or discontinue the KEIP (including via a redemption or purchase of the outstanding KEIP participation) or implement a new plan or program as one of the elements of compensation for certain key employees, including our named executive officers.

Mr. Youngkin’s participation percentage for the 2016 KEIP investment pool was 0.5%. Mr. Youngkin has not received a participation percentage for the 2017 KEIP investment pool. Mr. Youngkin's participation percentages are determined in our discretion. We anticipate that in May 2017, Mr. Youngkin will be granted DRUs with a value equivalent to $114,841, representing his accrued KEIP distributions through December 31, 2016.

Other Equity Grants.

Carlyle Holdings Partnership Units. At the time of the initial public offering, our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested upon receipt. A portion of the Carlyle Holdings partnership units received by employees other than our founders in exchange for their contribution of interests in the Parent Entities and other interests are subject to vesting, as are certain additional Carlyle Holdings partnership units we have issued subsequent to our IPO in connection with certain acquisitions. As of December 31, 2016, of the portion of the Carlyle Holdings partnership units that are subject to vesting, two thirds are vested and the remaining one third will vest in two equal installments on May 2, 2017 and May 2, 2018.

Bonus Holdback DRU Grants. As part of the annual bonuses awarded to our named executive officers (other than the founders, who did not receive bonuses) for services provided in 2016, we decided to pay a portion of such bonuses in DRUs. These DRUs were granted on February 1, 2017 and represent 10% of the total bonus amount awarded to each respective named executive officer. These DRUs will vest on August 1, 2018, 18 months after the grant date. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2017. Because the value of these DRUs is directly tied to the performance of the Partnership, we believe this fosters a strong alignment of interests between our named executive officers and our unitholders.

Annual Discretionary DRU Grants. As part of our year-end compensation program, on February 1, 2017 we awarded deferred restricted common units to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each grant was approved by our Equity Plan Administrator, which is comprised of our three founders. These grants generally vest over three and a half years. For 2016, of our named executive officers, only Mr. Buser and Mr. Ferguson received this type of DRU award. On February 1, 2017, Mr. Buser received a grant of 174,194 DRUs and Mr. Ferguson received a grant of 96,775 DRUs, which was equivalent to $2,996,137 and $1,664,530, respectively, based on the fair market value of the closing price of our common units on the grant date. Mr. Buser received this grant due to his strong performance during 2016 as our Chief Financial Officer, including his oversight of our accounting, finance and treasury functions and his leadership role in enhancing our disciplined cost control management process and accountability for meeting or exceeding our firm budget across our global business. Mr. Ferguson received this grant due to his oversight of our global legal and compliance team, his role in managing our litigation and his efforts to address legal and regulatory considerations applicable to our investment advisory business and to our firm as a public company. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2017. Our founders do not receive DRU awards.

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

Summary Compensation Table

The following table presents summary information concerning compensation of our named executive officers during the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014. For our named executive officers who own direct carried interest allocations or allocations of incentive fees at the fund level or who participate in the equity pool program, we have reported in the "All Other Compensation" column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year.

Name and Principal Position	Year	Salary ($)	Cash Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)(3)
William E. Conway, Jr.	2016	275,000	—	—	6,625	(4)	281,625
Founder and Co-Chief Executive Officer	2015	275,000	—	—	6,625	(4)	281,625
(co-principal executive officer)	2014	275,000	—	—	6,500	(4)	281,500
Daniel A. D' Aniello	2016	275,000	—		6,625	(4)	281,625
Founder and Chairman	2015	275,000	—	—	6,625	(4)	281,625
(co-principal executive officer)	2014	275,000	—	—	6,500	(4)	281,500
David M. Rubenstein	2016	275,000	—	—	6,625	(4)	281,625
Founder and Co-Chief Executive Officer	2015	275,000	—	—	6,625	(4)	281,625
(co-principal executive officer)	2014	275,000	—	—	6,500	(4)	281,500
Curtis L. Buser	2016	275,000	1,170,000	987,741	132,892	(5)	2,565,633
Chief Financial Officer	2015	275,000	1,350,000	992,522	247,476	(5)	2,864,998
(principal financial officer)	2014	275,000	900,000	1,658,425	278,505	(5)	3,111,930
Glenn A. Youngkin	2016	275,000	1,350,000	196,927	3,389,484	(6)	5,211,411
President and Chief Operating Officer	2015	275,000	2,025,000	2,077,513	1,360,033	(6)	5,737,546
	2014	275,000	2,700,000	2,666,619	14,636,834	(6)	20,278,453
Jeffrey W. Ferguson	2016	275,000	1,170,000	122,533	213,395	(7)	1,780,928
General Counsel	2015	275,000	1,260,000	1,029,524	621,690	(7)	3,186,214
	2014	275,000	1,260,000	944,395	1,860,733	(7)	4,340,128

(1)
For each year shown, the amount shown represents the cash portion of the year-end bonus paid in December of that year, but excludes the portion paid in DRUs in February of the following year. As part of the discretionary bonuses for services provided in 2014, 2015 and 2016, each of our named executive officers (other than our founders) received 10% of his bonus in a grant of DRUs.

(2)
This amount represents the grant-date fair value of DRUs granted in for the year shown, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
As part of the discretionary bonuses for services provided in each year shown, each of our named executive officers (other than our founders) received 10% of his bonus in a grant of DRUs. For 2016, Mr. Buser, Mr. Youngkin and Mr. Ferguson received DRUs equivalent to a value of $130,000, $150,000 and $130,000, respectively, all of which will vest on August 1, 2018, 18 months from the grant date of February 1, 2017. In addition, as part of our 2016 year-end compensation program we made awards on February 1, 2017 to Mr. Buser of 174,194 DRUs and to Mr. Ferguson of 96,775 DRUs equivalent to a fair market value of $2,996,137 and $1,664,530, respectively, based on the closing price of the Company's common units on the grant date. For each of these awards, 40% of the DRUs will vest on August 1, 2018, the next 30% of the DRUs will vest on August 1, 2019 and the remaining 30% of the DRUs will vest on August 1, 2020. The DRU grants made on February 1, 2017 will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2017. See "—Compensation Discussion and Analysis—Compensation Elements—Other Equity Grants" for more information regarding Mr. Buser's and Mr. Ferguson's DRU grants.

(4)	This amount represents our 401(k) matching contributions.

(5)
This amount represents cash distributions received by Mr. Buser in respect of his equity pool interest and also includes $6,625, $6,625 and $6,500 in 401(k) matching contributions for 2016, 2015 and 2014, respectively.

(6)
This amount represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level and also includes $6,625, $6,625 and $6,500 in 401(k) matching contributions for 2016, 2015 and 2014, respectively.

(7)
This amount represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level and also includes $6,625, $6,625 and $6,500 in 401(k) matching contributions for 2016, 2015 and 2014, respectively.

Grants of Plan-Based Awards in 2016

The number of DRUs shown under the column heading “Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested DRUs that were granted to the relevant named executive officers in 2016. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718. For additional information regarding the determination of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

		Stock Awards(1)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
William E. Conway, Jr.	—	—	$—
Daniel A. D’Aniello	—	—	$—
David M. Rubenstein	—	—	$—
Curtis L. Buser (2)	2/1/2016	91,254	$987,741
Glenn A. Youngkin (3)	2/1/2016	16,817	$196,927
Jeffrey W. Ferguson (4)	2/1/2016	10,464	$122,533

(1)	The references to “stock,” “shares” or “units” in this table refer to DRUs.

(2)	Of Mr. Buser's 91,254 DRUs, 43,229 will vest on August 1, 2017; 24,013 will vest on August 1, 2018; and 24,012 will vest August 1, 2019.

(3)	All of Mr. Youngkin's 16,817 DRUs will vest on August 1, 2017.

(4)	All of Mr. Ferguson's 10,464 DRUs will vest on August 1, 2017.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2016
Terms of Deferred Restricted Common Units

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

Vesting. We paid 10% of the 2016 bonuses for our named executive officers (other than the founders) in DRUs granted on February 1, 2017. These DRUs will vest on August 1, 2018, 18 months following the grant date.

As part of our year-end compensation program, on February 1, 2017 we awarded DRUs to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. These grants generally vest over three and a half years.

Under the terms of the KEIP, on a semi-annual basis, we will calculate a number of DRUs to be granted for that period. The grant of such DRUs is anticipated to be made on November 1 of each year for the first and second quarters of the calendar year and on May 1 of the following year for the third and fourth quarters of the calendar year. Each DRU grant made pursuant to the KEIP will vest six months from the grant date.

Transfer Restrictions. Employee holders of our Carlyle Holdings partnership units, including our founders and our other senior Carlyle professionals, are prohibited from transferring or exchanging any such units without our consent until May 2, 2017, the fifth anniversary of the initial public offering. However, exchanges and sales may occur prior to such time in firm-approved transactions or as part of a firm-approved plan or program. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement."

Outstanding Equity Awards at 2016 Fiscal-Year End

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

The following table provides information regarding outstanding unvested equity awards held by our named executive officers as of December 31, 2016. Some of the Carlyle Holdings partnership units received by certain of our named executive officers as a part of the reorganization we effected prior to our initial public offering are subject to vesting; however, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested at issuance. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units and unvested DRUs held by the named executive officer by the closing market price of $15.25 per Carlyle common unit on December 30, 2016, the last trading day of 2016.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis L. Buser (2)	226,644	$3,456,321
Glenn A. Youngkin (3)	1,449,026	$22,097,647
Jeffrey W. Ferguson (4)	233,907	$3,567,082

(1)	The references to “stock,” “shares” or “units” in this table refer to Carlyle Holdings partnership units and DRUs.

(2)
Mr. Buser's 226,644 units are composed of 65,176 unvested Carlyle Holdings partnership units, of which 32,588 will vest on May 2, 2017 and 32,588 will vest on May 2, 2018 and 161,468 DRUs, of which 58,945 will vest on August 1, 2017; 35,419 will vest on August 1, 2018; and 67,104 will vest on August 1, 2019.

(3)
Mr. Youngkin’s 1,449,026 units are composed of 1,300,399 unvested Carlyle Holdings partnership units, of which 650,200 will vest on May 2, 2017 and 650,199 will vest on May 2, 2018 and 148,627 DRUs, of which 82,723 will vest on August 1, 2017; 22,813 will vest on August 1, 2018; and 43,091 will vest on August 1, 2019.

(4)
Mr. Ferguson's 233,907 units are composed of 171,902 unvested Carlyle Holdings partnership units of which 85,951 will vest on May 2, 2017 and 85,951 will vest on May 2, 2018 and 62,005 DRUs, of which 36,235 will vest on August 1, 2017; 11,406 will vest on August 1, 2018; and 14,364 will vest on August 1, 2019.

Option Exercises and Stock Vested in 2016
As we have never issued any options, our named executive officers had no option exercises during the year ended December 31, 2016. Some of our named executive officers had stock vest during the year ended December 31, 2016.

	Stock Awards(1)
	Number of Shares Acquired on Vesting	Value Realized on Vesting (5)
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis L. Buser (2)	62,179	$1,034,287
Glenn A. Youngkin (3)	692,026	$11,607,101
Jeffrey W. Ferguson (4)	106,486	$1,793,664

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and Carlyle common units.

(2)
The value for Mr. Buser is based on the value of 32,588 Carlyle Holdings partnership units that vested on May 2, 2016 and 29,591 common units received upon the vesting of DRUs on February 1, 2016 and August 1, 2016.

(3)	The value for Mr. Youngkin is based on the value of 650,200 Carlyle Holdings partnership units that vested on May 2, 2016 and 41,826 common units received upon the vesting of DRUs on August 1, 2016.

(4)	The value for Mr. Ferguson is based on the value of 85,952 Carlyle Holdings partnership units that vested on May 2, 2016 and 20,534 common units received upon the vesting of DRUs on August 1, 2016.

(5)
For both Carlyle Holdings partnership units and Carlyle common units, the value realized on vesting was calculated by multiplying the number of Carlyle Holdings partnership units and Carlyle common units that vested by the closing market price per Carlyle common unit on the applicable vesting date.

Pension Benefits for 2016
We do not provide pension benefits to our named executive officers.
Nonqualified Deferred Compensation for 2016
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

Director Compensation in 2016

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the board of directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. In 2016, each director who is not an employee of or advisor to Carlyle received an annual cash retainer of $212,519, $125,000 of which was paid in cash and $87,519 of which was paid in the form of a grant of DRUs on May 1, 2016. These DRUs will vest on May 1, 2017, the first anniversary of the grant date. We paid an additional $25,000 annual cash retainer to Mr. Shaw, the Chairman of the Audit Committee for 2016.

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2016:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Lawton W. Fitt	$125,000	$87,519	$212,519
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$125,000	$87,519	$212,519
Edward J. Mathias (2)	$—	$—	$—
Dr. Thomas S. Robertson	$125,000	$87,519	$212,519
William J. Shaw	$150,000	$87,519	$237,519
Anthony Welters	$125,000	$87,519	$212,519

(1)
The reference to “stock” in this table refers to DRUs. Amounts represent the grant date fair value of DRU awards granted in the year, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the computation of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The following table provides information regarding outstanding unvested equity awards held by our non-employee directors as of December 31, 2016:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Lawton W. Fitt	5,974	$91,104
Janet Hill	5,974	$91,104
Dr. Thomas S. Robertson	5,974	$91,104
William J. Shaw	5,974	$91,104
Anthony Welters	5,974	$91,104

(1)	The references to “stock” or “shares” in this table refer to our DRUs.

(2)
The dollar amounts shown under this column were calculated by multiplying the number of unvested DRUs held by the director by the closing market price of $15.25 per Carlyle common unit on December 30, 2016, the last trading day of 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of February 10, 2017 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. We are managed by our general partner, Carlyle Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	44,499,644	18.4%
Daniel A. D’Aniello (3)	—	—	44,499,644	18.4%
David M. Rubenstein	—	—	46,999,644	19.5%
Lawton W. Fitt	19,246	*	—	—
James H. Hance, Jr.	6,311	*	251,380	*
Janet Hill	19,246	*	—	—
Edward J. Mathias	4,877	*	569,461	*
Thomas S. Robertson	19,246	*	—	—
William J. Shaw	19,246	*	—	—
Anthony Welters	27,669	*	—	—
Glenn A. Youngkin (3)	300,100	*	5,671,088	2.4%
Curtis L. Buser	32,357	*	260,708	*
Jeffrey W. Ferguson	12,309	*	627,816	*
All executive officers and directors as a group (13 persons)	460,607	*	143,379,385	59.4%

*	Less than 1%

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

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Plan as of December 31, 2016.

(2)
The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2017, pursuant to this formula, 32,645,874 units were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

For the year ended December 31, 2016, we made payments totaling $3,472,267 pursuant to the tax receivable agreement. Those payments included $331,233 to Mr. Conway, $330,374 to Mr. D'Aniello, $0 to Mr. Rubenstein, $0 to Mr. Hance, $10,967 to Mr. Mathias, $12,818 to Mr. Ferguson, $0 to Mr. Buser and $0 to Mr. Youngkin. None of our independent directors are limited partners of the Carlyle Holdings partnerships and hence, they are not eligible to receive any payments under the tax receivable agreement.
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
The partnership agreements of the Carlyle Holdings partnerships contain non-solicitation provisions that provide that during the term of his or her employment and for a period of one year after the effective date of his or her withdrawal, resignation or expulsion, each limited partner of the Carlyle Holdings partnerships that is employed by us shall not, directly or indirectly, whether alone or in concert with other persons, solicit any person employed by us or our affiliates to abandon such employment, hire any person who is, or within the prior year was, employed by us or solicit any Carlyle fund investor for the purpose of obtaining funds or inducing such fund investor to make an investment which is sponsored or promoted by such person.
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

Exchange Agreement
We have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, which includes applicable remaining vesting and minimum retained ownership requirements, and other transfer restrictions applicable remaining vesting and minimum retained ownership requirements and other restrictions, each holder and certain transferees of Carlyle Holdings partnership units may exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis up to four times per year, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Following such exchanges, the common units typically will be immediately sold.
As of December 31, 2016, limited partners of the Carlyle Holdings partnerships owned an aggregate of 241,847,796 Carlyle Holdings partnership units (including the Holdings Units held by Mubadala). All of the Carlyle Holdings partnership units held by our founders and Mubadala are fully vested. Of the outstanding Carlyle Holdings partnership units held by our other senior Carlyle professionals, 79% are vested and 21% are unvested as of December 31, 2017. The unvested Carlyle Holdings units generally will vest in two remaining installments on May 2, 2017 and May 2, 2018. Beginning in the second quarter of 2017, senior Carlyle professionals will be able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units.
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
Firm Use of Our Founders’ Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello and Rubenstein. Messrs. Conway, D’Aniello and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello and Rubenstein and other of our personnel is made at market rates, which during 2016 totaled $16,695 for Mr. Conway, $170,850 for Mr. D’Aniello, and $398,530 for Mr. Rubenstein. We also made payments for services and supplies relating to business use flight operations to managers of the airplanes of Messrs. D’Aniello, Conway and Rubenstein, which during 2016 aggregated $667,781 in the case of Mr. Conway’s airplane, $1,004,292 in the case of Mr. D’Aniello’s airplane and $2,795,585 in the case of Mr. Rubenstein’s airplane. Certain of these services were performed by one of our former portfolio companies, Landmark Aviation. Consistent with the terms of our agreement with Landmark Aviation, in 2016, we received payments from and made payments to Landmark Aviation to adjust the estimated annual costs of operating the aircraft related to 2015 flight operations. In 2016, we received payment from Landmark in the amount of $116,568 related to Mr. D’Aniello’s aircraft, and made payment to Landmark in the amounts of $68,850 and $111,063 related to Mr. Rubenstein’s and Mr. Conway’s aircraft, respectively.

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

Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments are not subject to management fees, incentive fees or carried interest. These co-investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co-investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. We intend to continue our co-

investment program and we expect that our eligible professionals, including our senior Carlyle professionals and our executive officers and directors collectively will continue to invest significant amounts of their own capital in and alongside the funds that we advise or manage.

Certain members of the board of directors of our general partner are employees of Carlyle (Messrs. Conway, D’Aniello, Rubenstein and Mathias) and one member of the board of directors of our general partner is an operating executive of Carlyle (Mr. Hance) and each also own investments in and alongside our investment funds. The amount invested in and alongside our investment funds during 2016 by certain of our directors and by our executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $134,789,040 for Mr. Conway, $95,907,496 for Mr. D’Aniello, $91,758,848 for Mr. Rubenstein, $741,547 for Mr. Hance, $33,262 for Mr. Mathias, $628,668 for Mr. Shaw, $15,814,461 for Mr. Youngkin, $395,815 for Mr. Buser and $510,670 for Mr. Ferguson. None of Ms. Fitt, Ms. Hill, Mr. Robertson or Mr. Welters made any co-investments in 2016.
Certain of our directors and our executive officers (and their family members and investment vehicles) also made additional commitments to our investment funds during 2016. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to new carry funds and additional commitments to our open-end funds during 2016 of approximately $304,919,747, and the total unfunded commitments of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2016 was $237,264,082 for Mr. Conway, $214,834,061 for Mr. D’Aniello, $236,133,750 for Mr. Rubenstein, $2,086,931 for Mr. Hance, $123,705 for Mr. Mathias, $1,007,185 for Mr. Shaw, $39,289,273 for Mr. Youngkin, $1,859,072 for Mr. Buser and $1,528,900 for Mr. Ferguson. None of Ms. Fitt, Ms. Hill, Mr. Robertson or Mr. Welters has any unfunded commitments to our investment funds as of December 31, 2016.
Other Transactions
Mr. Hance, a member of the board of directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2016, an operating executive fee in respect of his service in such capacity of $250,000 and, on May 1, 2016, a grant of 5,974 deferred restricted common units. Mr. Hance was also previously allocated direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2016, Mr. Hance received distributions of $24,986 in respect of such carried interest.
Mr. Mathias, a member of the board of directors of our general partner, is a Managing Director of Carlyle and received, for the year ended December 31, 2016, total cash compensation in respect of his service in such capacity of $1,063,097. Mr. Mathias received a salary of $250,000. Of Mr. Mathias’ $450,000 discretionary bonus, $405,000 was paid in cash and the balance was mandatorily granted in deferred restricted common units in February 2017. These deferred restricted common units will vest on August 1, 2018. Mr. Mathias was also previously allocated interests in the firm’s equity pool, as well as direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2016, Mr. Mathias received distributions of $0 in respect of such equity pool and of $363,097 in respect of such carried interest.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2016 and 2015 (dollars in millions):

	Year Ended December 31, 2016
	Carlyle		Carlyle Funds		Total
Audit Fees	$6.2	(a)	$13.4	(d)	$19.6
Audit-Related Fees	$0.1	(b)	$10.1	(e)	$10.2
Tax Fees	$0.7	(c)	$0.8	(d)	$1.5
All Other Fees	$—		$—		$—
Total	$7.0		$24.3		$31.3
	Year Ended December 31, 2015
	Carlyle		Carlyle Funds		Total
Audit Fees	$6.3	(a)	$13.1	(d)	$19.4
Audit-Related Fees	$0.1	(b)	$22.0	(e)	$22.1
Tax Fees	$0.8	(c)	$0.4	(d)	$1.2
All Other Fees	$—		$—		$—
Total	$7.2		$35.5		$42.7

(a)
Audit Fees consisted of fees for (1) the audits of our consolidated financial statements included in this Annual Report on Form 10-K and our internal controls over financial reporting, and services required by statute or regulation; (2) reviews of interim consolidated financial statements included in our quarterly reports on Form 10-Q; (3) comfort letters, consents and other services related to SEC and other regulatory filings. This also includes fees for accounting consultation billed as audit services.

(b)	Audit-Related Fees consisted of due diligence in connection with acquisitions, and other audit and attest services not required by statute or regulation.

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0 and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

(d)
Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.3 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

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

10.4
Exchange Agreement, dated as of May 2, 2012, among the Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

Exhibit No.	Description

10.4.1
Amendment No. 1 to Exchange Agreement, dated as of November 2, 2016, among Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., related to the Exchange Agreement, dated as of May 2, 2012, among Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 011-35538) filed with the SEC on November 3, 2016.)

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

Exhibit No.	Description

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

Exhibit No.	Description
10.24.3
Amendment No. 3, dated as of May 3, 2016, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents. (incorporated by reference to Exhibit 10.24.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35538) filed with the SEC on May 4, 2016.)

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
Date: February 16, 2017

The Carlyle Group L.P.
By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2017.

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