Form 10-Q
period 2017-03-31
Carlyle Group L.P.
filed 2017-05-03
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of April 28, 2017 was 85,818,358.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission (“SEC”) on February 16, 2017, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our four business segments:

•	Corporate Private Equity: Buyout & growth funds advised by Carlyle

•
Real Assets: Real estate, power, infrastructure and energy funds advised by Carlyle, as well as those energy funds advised by NGP Energy Capital Management in which Carlyle is entitled to receive a share of carried interest

•	Global Market Strategies: Distressed credit, corporate mezzanine and energy credit funds, as well as certain closed-end credit funds advised by Carlyle

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude those funds advised by NGP Energy Capital Management in which Carlyle is not entitled to receive a share of carried interest (or “NGP management fee funds”), collateralized loan obligation vehicles (CLOs), business development companies, and our hedge fund platform.

For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Our Family of Funds.”
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

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds; or

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

Changes to Disclosure and Presentation of Key Performance Metrics
Investment funds and vehicles advised by AlpInvest Partners B.V. and Metropolitan Real Estate Equity Management, LLC, which comprise our Investment Solutions segment, are now included in our "carry funds" definition. Accordingly, they are now included in our Invested Capital, Realized Proceeds and Fund Appreciation metrics. We have recast metrics for 2016, including supplemental key metrics information available on our website. In addition, we have also adjusted the methodology for recognition of Invested Capital to an investment timing basis, rather than the timing of cash flows to and from our fund investors, to better reflect capital deployed by our funds during a given period.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$799.2	$670.9
Cash and cash equivalents held at Consolidated Funds	386.5	761.5
Restricted cash	75.4	13.1
Corporate treasury investments	148.9	190.2
Accrued performance fees	3,016.7	2,481.1
Investments	1,169.0	1,107.0
Investments of Consolidated Funds	3,903.1	3,893.7
Due from affiliates and other receivables, net	199.9	227.2
Due from affiliates and other receivables of Consolidated Funds, net	53.4	29.5
Receivables and inventory of a consolidated real estate VIE	173.8	145.4
Fixed assets, net	92.6	106.1
Deposits and other	46.5	39.4
Other assets of a consolidated real estate VIE	32.7	31.5
Intangible assets, net	40.1	42.0
Deferred tax assets	237.4	234.4
Total assets	$10,375.2	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,331.7	$1,265.2
Loans payable of Consolidated Funds	3,587.5	3,866.3
Loans payable of a consolidated real estate VIE at fair value (principal amount of $141.5 million and $144.4 million as of March 31, 2017 and December 31, 2016, respectively)	77.8	79.4
Accounts payable, accrued expenses and other liabilities	372.6	369.8
Accrued compensation and benefits	1,726.8	1,661.8
Due to affiliates	283.9	223.6
Deferred revenue	242.1	54.0
Deferred tax liabilities	76.1	76.6
Other liabilities of Consolidated Funds	560.0	637.0
Other liabilities of a consolidated real estate VIE	177.5	124.5
Accrued giveback obligations	161.2	160.8
Total liabilities	8,597.2	8,519.0
Commitments and contingencies
Partners’ capital (common units 85,818,358 and 84,610,951 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	498.5	403.1
Accumulated other comprehensive loss	(96.1)	(95.2)
Non-controlling interests in consolidated entities	246.7	277.8
Non-controlling interests in Carlyle Holdings	1,128.9	868.3
Total partners’ capital	1,778.0	1,454.0
Total liabilities and partners’ capital	$10,375.2	$9,973.0
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016
Revenues
Fund management fees	$246.3	$289.5
Performance fees
Realized	83.2	131.8
Unrealized	598.4	13.4
Total performance fees	681.6	145.2
Investment income (loss)
Realized	(0.2)	12.6
Unrealized	46.5	(22.2)
Total investment income (loss)	46.3	(9.6)
Interest and other income	10.4	4.7
Interest and other income of Consolidated Funds	42.9	28.9
Revenue of a consolidated real estate VIE	92.6	24.4
Total revenues	1,120.1	483.1
Expenses
Compensation and benefits
Base compensation	146.0	166.3
Equity-based compensation	72.8	75.4
Performance fee related
Realized	45.8	61.6
Unrealized	271.3	7.9
Total compensation and benefits	535.9	311.2
General, administrative and other expenses	93.8	82.3
Interest	15.0	15.3
Interest and other expenses of Consolidated Funds	45.2	23.4
Interest and other expenses of a consolidated real estate VIE	119.6	23.4
Other non-operating expenses	—	3.8
Total expenses	809.5	459.4
Other income (loss)
Net investment gains (losses) of Consolidated Funds	17.1	(8.4)
Income before provision for income taxes	327.7	15.3
Provision for income taxes	5.8	7.4
Net income	321.9	7.9
Net income (loss) attributable to non-controlling interests in consolidated entities	3.3	(2.3)
Net income attributable to Carlyle Holdings	318.6	10.2
Net income attributable to non-controlling interests in Carlyle Holdings	235.6	1.8
Net income attributable to The Carlyle Group L.P.	$83.0	$8.4
Net income attributable to The Carlyle Group L.P. per common unit (see Note 14)
Basic	$0.97	$0.10
Diluted	$0.90	$0.01
Weighted-average common units
Basic	85,337,534	80,885,060
Diluted	91,967,452	299,949,767
Distributions declared per common unit	$0.16	$0.29
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$321.9	$7.9
Other comprehensive income
Foreign currency translation adjustments	10.1	19.0
Cash flow hedges
Reclassification adjustment for loss included in interest expense	—	0.6
Defined benefit plans
Unrealized loss for the period	—	(0.2)
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.3	—
Other comprehensive income	10.4	19.4
Comprehensive income	332.3	27.3
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(6.9)	4.9
Comprehensive income attributable to redeemable non-controlling interests in consolidated entities	—	(0.1)
Comprehensive income attributable to Carlyle Holdings	325.4	32.1
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(240.6)	(18.1)
Comprehensive income attributable to The Carlyle Group L.P.	$84.8	$14.0
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$321.9	$7.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.0	17.8
Equity-based compensation	72.8	75.4
Excess tax benefits related to equity-based compensation	—	0.7
Non-cash performance fees	(348.8)	(7.4)
Other non-cash amounts	0.1	(2.3)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(35.2)	67.8
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	18.1	(59.4)
Purchases of investments by Consolidated Funds	(691.5)	(320.9)
Proceeds from sale and settlements of investments by Consolidated Funds	755.6	177.7
Non-cash interest income, net	(1.5)	(0.7)
Change in cash and cash equivalents held at Consolidated Funds	375.0	277.4
Change in other receivables held at Consolidated Funds	(23.6)	(9.0)
Change in other liabilities held at Consolidated Funds	(82.1)	(154.5)
Investment (income) loss	(44.8)	10.3
Purchases of investments	(56.8)	(22.1)
Proceeds from the sale of investments	168.8	62.3
Payments of contingent consideration	(22.5)	(75.6)
Deconsolidation of Claren Road (see Note 10)	(23.3)	—
Changes in deferred taxes, net	(3.1)	(5.3)
Change in due from affiliates and other receivables	(2.4)	3.7
Change in receivables and inventory of a consolidated real estate VIE	(27.9)	(21.9)
Change in deposits and other	(6.7)	(1.3)
Change in other assets of a consolidated real estate VIE	(1.7)	8.6
Change in accounts payable, accrued expenses and other liabilities	12.6	(24.5)
Change in accrued compensation and benefits	(159.8)	(143.6)
Change in due to affiliates	67.1	(22.8)
Change in other liabilities of a consolidated real estate VIE	56.6	6.2
Change in deferred revenue	188.0	175.2
Net cash provided by operating activities	514.9	19.7
Cash flows from investing activities
Change in restricted cash	(62.1)	5.7
Purchases of fixed assets, net	(3.7)	(4.2)
Net cash provided by (used in) investing activities	(65.8)	1.5
Cash flows from financing activities
Proceeds from debt obligations	66.1	—
Net payments on loans payable of a consolidated real estate VIE	(7.4)	(9.4)
Net borrowings (payments) on loans payable of Consolidated Funds	(330.5)	7.6
Payments of contingent consideration	—	(0.3)
Excess tax benefits related to equity-based compensation	—	(0.7)
Distributions to common unitholders	(13.7)	(23.6)
Distributions to non-controlling interest holders in Carlyle Holdings	(38.9)	(85.1)
Contributions from non-controlling interest holders	—	4.3
Distributions to non-controlling interest holders	(38.0)	(23.9)
Units repurchased	(0.2)	(6.1)
Change in due to/from affiliates financing activities	31.2	14.4
Net cash used in financing activities	(331.4)	(122.8)
Effect of foreign exchange rate changes	10.6	21.3
Increase (decrease) in cash and cash equivalents	128.3	(80.3)
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$799.2	$911.2
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$1.0	$0.7
Net asset impact of deconsolidation of Consolidated Funds	$—	$(7,167.9)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$(0.2)
Tax receivable agreement liability	$—	$(0.2)
See accompanying notes.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
The Carlyle Group L.P., together with its consolidated subsidiaries, is one of the world’s largest global alternative asset management firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities. The Carlyle Group L.P. is a Delaware limited partnership formed on July 18, 2011, which is managed and operated by its general partner, Carlyle Group Management L.L.C., which is in turn wholly-owned and controlled by Carlyle’s founders and other senior Carlyle professionals. Except as otherwise indicated by the context, references to the “Partnership” or “Carlyle” refer to The Carlyle Group L.P., together with its consolidated subsidiaries.
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions (see Note 17).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 16) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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
As of March 31, 2017, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.6 billion and $4.4 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2017, the Partnership held $178.6 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 5 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s unaudited condensed consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to unconsolidated VIEs were as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Investments	$706.0	$664.2
Due from affiliates, net	0.1	1.8
Maximum Exposure to Loss	$706.1	$666.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Additionally, as of March 31, 2017, the Partnership had $38.0 million and $22.7 million recognized in the condensed consolidated balance sheet related to accrued carry and management fee receivables, respectively, related to the unconsolidated VIEs.
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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Market Strategies segments, management fees generally range from 1.0% to 2.0% of commitments during the fund's investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charges may also be reduced to between 0.6% and 2.0%. For certain managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the Global Market Strategies segment, for CLOs and other structured products, management fees generally range from 0.15% to 0.6% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents.

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

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $11.7 million and $23.5 million for the three months ended March 31, 2017 and 2016, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
Performance Fees
Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest).
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Market Strategies segments, the Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds and external co-investment vehicles, or approximately 2% to 10% in the majority of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2017 and December 31, 2016, the Partnership has recognized $161.2 million and $160.8 million, respectively, for giveback obligations.
The Partnership is also entitled to receive performance fees pursuant to management contracts from certain of its Global Market Strategies funds when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments and other principal investments, including CLOs. Equity method investment income (loss) includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee, as it relates to its investments in NGP (see Note 5). Investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $40.5 million and $27.7 million for the three months ended March 31, 2017 and 2016, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Compensation and Benefits
Base Compensation – Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award.
Equity-based awards issued to non-employees are generally recognized as general, administrative and other expenses, except to the extent they are recognized as part of our equity method earnings because they are issued to employees of our equity method investees. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to non-employees who are not directors is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.
On January 1, 2017, the Partnership adopted ASU 2016-9, Compensation - Stock Compensation (Topic 718). In accordance with ASU 2016-9, the Partnership elected to recognize equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Partnership is required to recognize prospectively all excess tax benefits and deficiencies as income tax benefit or expense in the statement of operations.
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2017 and December 31, 2016, the Partnership had recorded a liability of $1.5 billion and $1.3 billion related to the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

portion of accrued performance fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated financial statements.
Income Taxes
Certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the unaudited condensed consolidated financial statements. Based on applicable federal, foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

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
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated financial statements. The Partnership recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
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
Non-controlling interests in Carlyle Holdings relate to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly-owned subsidiaries, is the sole general partner of Carlyle Holdings.  Accordingly, the Partnership consolidates Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s unaudited condensed consolidated financial statements. Any change to the Partnership’s ownership interest in Carlyle Holdings while it retains the controlling financial interest in Carlyle Holdings is accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings.
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
Investments
Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Partnership (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Partnership’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs (which are accounted for as trading securities).
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
Restricted Cash
Restricted cash primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements. Also included in restricted cash at March 31, 2017 is $65.4 million of proceeds received on behalf of a non-consolidated Carlyle Fund related to the pending sale of an investment by that fund; these proceeds will be disbursed upon closing of the transaction.

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
Derivative Instruments
The Partnership uses derivative instruments primarily to reduce its exposure to changes in foreign currency exchange rates. Derivative instruments are recognized at fair value in the unaudited condensed consolidated balance sheets with changes in fair value recognized in the unaudited condensed consolidated statements of operations for all derivatives not designated as hedging instruments.
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

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016 were as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Currency translation adjustments	$(92.7)	$(91.7)
Unrealized losses on defined benefit plans	(3.4)	(3.5)
Total	$(96.1)	$(95.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $3.7 million and $(10.8) million for the three months ended March 31, 2017 and 2016, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU 2017-01 changes the criteria for determining whether a group of assets acquired is a business. Specifically, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired would not be considered a business. The guidance is effective for the Partnership on January 1, 2018 and is required to be applied prospectively, however, early adoption is permitted. This guidance will impact the Partnership's analysis of the accounting for any future acquisitions occurring after the date of adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies an entity’s annual goodwill test for impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead an entity should compare the fair value of a reporting unit with its carrying amount. The impairment charge will then be the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity would still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for the Partnership on January 1, 2020 and requires the guidance to be applied using a prospective transition method. Early adoption is permitted. The Partnership does not expect the impact of this guidance to be material.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. The guidance is effective for

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the Partnership on January 1, 2018 and ASU 2016-18 requires the guidance to be applied using a retrospective transition method. Early adoption is permitted; however, the Partnership expects to reflect this change in presentation of restricted cash in its first quarter 2018 condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 changes certain aspects of accounting for share-based payments to employees. ASU 2016-9 requires the income tax effects of awards to be recognized through the income statement when the awards vest or are settled. Previously, an entity was required to determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess tax benefit or a tax deficiency. Excess tax benefits were recognized in partners’ capital, while tax deficiencies were recognized as an offset to accumulated excess tax benefits or in the income statement. Under ASU 2016-9, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. This provision of the guidance is required to be applied prospectively. Additionally, ASU 2016-9 allows an employer to withhold employee shares upon vest up to maximum statutory tax rates without causing an award to be classified as a liability. This provision of the guidance requires a modified retrospective transition method. Finally, the previous equity-based compensation guidance required cost to be measured based on the number of awards that are expected to vest. Under ASU 2016-9, an accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance was effective for the Partnership on January 1, 2017. The Partnership adopted this guidance on that date by recording an adjustment for the cumulative effect of adoption in partners' capital on January 1, 2017. The impact of the adjustment was not material to total partners' capital.

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
Upon adoption of ASU 2014-9, performance fees that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprised over 80% of the Partnership's performance fee revenues for each of the years ended December 31, 2016, 2015 and 2014) will be accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASU 2014-9. In accordance with ASC 323, the Partnership will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements. The Partnership will apply this change in accounting on a full retrospective basis. This change in accounting will result in a reclassification from performance fee revenues to investment income (losses). The Partnership is still determining the potential additional impacts of ASU 2014-9 on its financial statements for those arrangements within the scope of ASU 2014-9, including its accounting for management fees and performance fees earned under other types of contracts.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2017:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.8	$10.8
Bonds	—	—	417.6	417.6
Loans	—	—	3,473.2	3,473.2
Other	—	—	1.5	1.5
	—	—	3,903.1	3,903.1
Investments in CLOs and other	—	—	155.9	155.9
Corporate treasury investments
Bonds	—	87.8	—	87.8
Commercial paper and other	—	61.1	—	61.1
	—	148.9	—	148.9
Foreign currency forward contracts	—	3.4	—	3.4
Total	$—	$152.3	$4,059.0	$4,211.3
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,587.5	$3,587.5
Contingent consideration(2)	—	—	1.5	1.5
Loans payable of a consolidated real estate VIE	—	—	77.8	77.8
Foreign currency forward contracts	—	6.0	—	6.0
Total	$—	$6.0	$3,666.8	$3,672.8

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

(2)	Related to contingent consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 8).

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

(2)	Related to contingent consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 8).

There were no transfers from Level II to Level I during the three months ended March 31, 2017 and March 31, 2016.

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

CLO Investments and CLO Loans Payable – The Partnership measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Partnership believes the fair value of the financial assets are more observable. The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the loan and bond assets of the CLOs are not actively traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.3	$396.4	$3,485.6	$1.4	$152.6	$4,046.3
Purchases	—	66.1	625.4	—	—	691.5
Sales and distributions	—	(56.4)	(408.1)	—	(2.1)	(466.6)
Settlements	—	—	(291.1)	—	—	(291.1)
Realized and unrealized gains (losses), net
Included in earnings	0.3	5.3	31.0	0.1	2.9	39.6
Included in other comprehensive income	0.2	6.2	30.4	—	2.5	39.3
Balance, end of period	$10.8	$417.6	$3,473.2	$1.5	$155.9	$4,059.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.3	$5.1	$28.4	$0.1	$2.9	$36.8

	Financial Assets
	Three Months Ended March 31, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds(1)	(562.1)	(890.7)	(13,506.9)	—	(5.0)	123.8	(8.7)	(14,849.6)
Purchases	8.9	47.9	251.8	12.3	—	—	—	320.9
Sales and distributions	(5.1)	(12.5)	(59.3)	—	—	(2.6)	—	(79.5)
Settlements	—	—	(100.7)	—	—	—	—	(100.7)
Realized and unrealized gains (losses), net
Included in earnings	(6.0)	(8.0)	(61.7)	2.4	0.2	4.0	—	(69.1)
Included in other comprehensive income	0.5	14.3	54.0	—	—	(2.4)	—	66.4
Balance, end of period	$11.5	$331.9	$2,263.9	$74.3	$0.2	$124.2	$—	$2,806.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.7)	$(8.0)	$(60.1)	$2.4	$0.3	$4.0	$—	$(67.1)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended March 31, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$3,866.3	$1.5	$79.4	$3,947.2
Borrowings	431.5	—	—	431.5
Paydowns	(762.0)	—	(7.4)	(769.4)
Realized and unrealized (gains) losses, net
Included in earnings	18.1	—	5.3	23.4
Included in other comprehensive income	33.6	—	0.5	34.1
Balance, end of period	$3,587.5	$1.5	$77.8	$3,666.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$26.4	$—	$5.3	$31.7

	Financial Liabilities
	Three Months Ended March 31, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Deconsolidation of funds	(14,600.3)	(29.0)	—	—	(14,629.3)
Borrowings	12.7	—	—	—	12.7
Paydowns	(5.1)	—	(0.3)	(9.4)	(14.8)
Realized and unrealized (gains) losses, net
Included in earnings	(59.3)	(0.1)	3.8	7.1	(48.5)
Included in other comprehensive income	64.3	—	—	0.4	64.7
Balance, end of period	$2,459.0	$—	$24.3	$73.5	$2,556.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(70.5)	$—	$3.8	$7.1	$(59.6)
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

Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2017:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2017
Assets
Investments of Consolidated Funds:
Equity securities	$9.8	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 10% (7%)
	1.0	Consensus Pricing	Indicative Quotes ($ per share)	15 - 15 (15)

Bonds	417.6	Consensus Pricing	Indicative Quotes (% of Par)	78 - 109 (101)
Loans	3,473.2	Consensus Pricing	Indicative Quotes (% of Par)	49 - 103 (99)
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 7 (7)
	3,903.1
Investments in CLOs and other:
Senior secured notes	119.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 10% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (60%)
			Indicative Quotes (% of Par)	88 - 102 (100)
Subordinated notes and preferred shares	35.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 13% (10%)
			Default Rates	1% - 10% (2%)
			Recovery Rates	20% - 75% (60%)
			Indicative Quotes (% of Par)	0 - 98 (93)
Other	1.7	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)
Total	$4,059.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$3,384.2	Other	N/A	N/A
Subordinated notes and preferred shares (1)	50.9	Other	N/A	N/A
	152.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 13% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (60%)
			Indicative Quotes (% of Par)	7 - 97 (79)
Loans payable of a consolidated real estate VIE	77.8	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (35%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	1.5	Other	N/A	N/A
Total	$3,666.8

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership.

(2)	Relates to contingent consideration associated with the Partnership's acquisitions (see Note 8).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2016:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2016
Assets
Investments of Consolidated Funds:
Equity securities	$9.6	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 9% (7%)
	0.7	Consensus Pricing	Indicative Quotes ($ per share)	10 - 10 (10)

Bonds	396.4	Consensus Pricing	Indicative Quotes (% of Par)	74 - 108 (99)
Loans	3,485.6	Consensus Pricing	Indicative Quotes (% of Par)	31 - 102 (99)
Other	1.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 8 (7)
	3,893.7
Investments in CLOs and other
Senior secured notes	115.9	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 11% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (71%)
			Indicative Quotes (% of Par)	82 - 102 (99)
Subordinated notes and preferred shares	35.4	Discounted Cash Flow with Consensus Pricing	Discount Rate	9% - 14% (12%)
			Default Rates	1% - 10% (2%)
			Recovery Rates	50% - 74% (64%)
			Indicative Quotes (% of Par)	2 - 101 (96)
Other	1.3	Comparable Multiple	LTM EBITDA Multiple	5.7 x - 5.7x (5.7x)
Total	$4,046.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes(1)	$3,672.5	Other	N/A	N/A
Subordinated notes and preferred shares(1)	26.9	Other	N/A	N/A
	166.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 14% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (66%)
			Indicative Quotes (% of Par)	7 - 90 (68)
Loans payable of a consolidated real estate VIE	79.4	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	1.5	Other	N/A	N/A
Total	$3,947.2

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLOs and the beneficial interests held by the Partnership.

(2)	Relates to contingent consideration associated with the Partnership's acquisitions (see Note 8).

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
The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of Consolidated Funds are discount rates, default rates, recovery rates and indicative quotes. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates or indicative quotes in isolation would result in a significantly higher fair value.
The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of a consolidated real estate VIE are discount to expected payment and discount rate. A significant increase in either of these inputs in isolation would result in a significantly lower fair value measurement.

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$1,830.8	$1,375.4
Real Assets	528.0	483.4
Global Market Strategies	83.3	68.6
Investment Solutions	574.6	553.7
Total	$3,016.7	$2,481.1
Approximately 19% of accrued performance fees at March 31, 2017 are related to Carlyle Partners V, L.P., one of the Partnership's Corporate Private Equity funds.
Approximately 27% of accrued performance fees at December 31, 2016, are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$(4.1)	$(3.9)
Real Assets	(157.1)	(156.9)
Total	$(161.2)	$(160.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Corporate Private Equity	$568.0	$27.5
Real Assets	57.8	102.2
Global Market Strategies	20.0	1.6
Investment Solutions	35.8	13.9
Total	$681.6	$145.2

Approximately 79%, or $537.5 million, of performance fees for the three months ended March 31, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $184.6 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $253.6 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $165.1 million.
Approximately 92%, or $133.1 million, of performance fees for the three months ended March 31, 2016 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $73.5 million,
•Carlyle Asia Partners III, L.P. (Corporate Private Equity segment) - $(15.3) million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $51.9 million,
•Carlyle Realty Partners VI, L.P. (Real Assets segment) - $19.6 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $36.3 million.

5. Investments
Investments consist of the following:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$1,009.6	$950.9
Investments in CLOs and other	159.4	156.1
Total investments	$1,169.0	$1,107.0
Strategic Investment in NGP
In December 2012, the Partnership entered into an agreement with ECM Capital, L.P. (“ECM”) and Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”), to make an investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”), an Irving, Texas-based energy investor. The agreement was amended in March 2017 to further align the interests of the Partnership and NGP. The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the carried interest received by such fund general partners.

In consideration for these interests, the Partnership paid an aggregate of $504.6 million in cash to ECM and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM that vest ratably through 2017. In January 2016, the Partnership also paid contingent consideration to BNRI of $183.0 million, of which $63.0 million was paid in cash and $120.0 million was paid by a six year promissory note issued by the Partnership (see Note 7). The transaction also included contingent consideration payable to ECM comprised of up to $45.0 million in cash (of which $22.5 million was paid in March 2017 with the balance payable in January 2018), together with up to $15.0 million in Carlyle Holdings partnership units or cash, which is payable in January 2018, and 597,944 Carlyle Holdings partnership units that were issued in December 2012 and substantially vested upon the amendment in March 2017. The Partnership has also agreed to issue common units on each of February 1, 2018, 2019, and 2020, with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to issue common units on an annual basis with a value not to exceed $10.0 million per year based on a prescribed formula, which will vest over a 42-month period. The Partnership has the right to purchase the remaining equity interests in NGP Management in specific remote situations designed to protect the Partnership's interest.
The Partnership accounts for its investments in NGP under the equity method of accounting. The Partnership recorded its investments in NGP initially at cost, excluding any elements in the transaction that were deemed to be compensatory arrangements to NGP personnel. The Carlyle Holdings partnership units issued in the transaction, the contingently issuable Carlyle Holdings partnership units, and the deferred restricted common units (which were granted in 2012 to certain NGP personnel) were deemed to be compensatory arrangements; these elements are recognized as an expense under applicable U.S. GAAP.
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Management fees	$17.6	$20.7
Performance fees	35.6	—
Investment income (loss)	4.0	(1.5)
Expenses	(26.0)	(3.6)
Amortization of basis differences	(2.1)	(13.8)
Net investment income	$29.1	$1.8

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $27.7 million and $29.8 million as of March 31, 2017 and December 31, 2016, respectively; these differences are amortized over a period of 10 years from the initial investment date. In addition, net investment income for the three months ended March 31, 2017 includes $20.8 million of accelerated expenses (that the Partnership otherwise would have incurred later in the year) as a result of the March 2017 amendment to acknowledge that the performance conditions related to the contingently issuable Carlyle Holdings partnership units had substantially been met ahead of the measurement date.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$305.8	$282.4
Real Assets	659.7	622.8
Global Market Strategies	16.0	20.1
Investment Solutions	28.1	25.6
Total	$1,009.6	$950.9
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Income (loss) from equity investments	$45.4	$(6.4)
Income (loss) from investments in CLOs and other investments	0.9	(3.5)
Other investment income	—	0.3
Total	$46.3	$(9.6)
Carlyle’s income (loss) from its equity method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Corporate Private Equity	$7.6	$(2.3)
Real Assets	35.0	1.8
Global Market Strategies	1.3	(4.9)
Investment Solutions	1.5	(1.0)
Total	$45.4	$(6.4)
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of March 31, 2017 and December 31, 2016 primarily consisted of $159.4 million and $156.1 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2017, the Partnership did not form any CLOs in which it is the primary beneficiary.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Interest income from investments	$40.5	$27.7
Other income	2.4	1.2
Total	$42.9	$28.9

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$35.2	$(67.8)
Gains (losses) from liabilities of CLOs	(18.1)	59.4
Total	$17.1	$(8.4)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Realized losses	$(2.1)	$(6.2)
Net change in unrealized gains (losses)	37.3	(61.6)
Total	$35.2	$(67.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Acquired contractual rights	$74.9	$74.1
Acquired trademarks	1.1	1.0
Accumulated amortization	(46.1)	(43.2)
Finite-lived intangible assets, net	29.9	31.9
Goodwill(1)	10.2	10.1
Intangible assets, net	$40.1	$42.0

(1) Changes in the carrying amount of goodwill is due to foreign currency translation.

As of March 31, 2017, all of the remaining finite-lived intangible assets, net, and goodwill are associated with the Partnership's Investment Solutions segment.

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended March 31, 2017 and 2016, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. No impairment losses were recorded during the three months ended March 31, 2017 and 2016.
Intangible asset amortization expense was $2.5 million and $10.4 million during the three months ended March 31, 2017 and 2016, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for April 1, 2017 through December 31, 2021 (Dollars in millions):

2017	$7.5
2018	9.1
2019	5.3
2020	5.3
2021	2.7
$29.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of March 31, 2017		As of December 31, 2016
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.7	$25.0	$24.7
CLO Term Loans (See below)	34.1	34.1	33.8	33.8
Euro CLO Financing	66.1	66.1	—	—
3.875% Senior Notes Due 2/01/2023	500.0	497.3	500.0	497.2
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Total debt obligations	$1,334.0	$1,331.7	$1,267.6	$1,265.2

Senior Credit Facility
As of March 31, 2017, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of March 31, 2017, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at March 31, 2017, the interest rate was 1.92%). There was no amount outstanding under the revolving credit facility at March 31, 2017. Interest expense under the senior credit facility was not significant for the three months ended March 31, 2017 and 2016. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2017 and December 31, 2016 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
On April 6, 2017, the Partnership borrowed $250.0 million against the $750.0 million revolving credit facility.

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (2)	Interest Rate as of March 31, 2017
October 3, 2013	$13.5	(1)	$13.2	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		20.6		July 15, 2027	2.82%	(4)
	$34.1		$33.8

(1) Original borrowing of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months ended March 31, 2017.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three months ended March 31, 2017 and 2016. The fair value of the outstanding balance of the CLO term loans at March 31, 2017 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This master credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest will be due quarterly. As of March 31, 2017, no term loans had been issued under this master credit agreement.
European CLO Financing

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($66.1 million at March 31, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2017). Interest expense on this term loan was not significant for the three months ended March 31, 2017. The fair value of the outstanding balance of the term loan at March 31, 2017 approximated par value based on current rates for similar debt instruments. This term loan is classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $5.0 million for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $511.7 million and $512.8 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $619.3 million and $603.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Promissory Note
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.65% at March 31, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months ended March 31, 2017 and 2016. The fair value of the outstanding balance of the promissory note at March 31, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

In December 2016, the Partnership repurchased $11.2 million of the promissory note for a purchase price of approximately $9.0 million. Approximately $108.8 million of the promissory note is outstanding at March 31, 2017 and December 31, 2016.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2017.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of March 31, 2017 (see Note 16); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loans, senior notes, or the loans payable of Consolidated Funds.
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
As of March 31, 2017 and December 31, 2016, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,371.0	$3,384.2	2.43%		11.05
Subordinated notes, preferred shares and other	224.1	203.3	N/A	(a)	8.94
Total	$3,595.1	$3,587.5

	As of December 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,681.0	$3,672.5	2.45%		10.22
Subordinated notes, preferred shares and other	195.6	193.8	N/A	(a)	9.26
Total	$3,876.6	$3,866.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2017 and December 31, 2016, the fair value of the CLO assets was $4.3 billion and $4.7 billion, respectively.

8. Contingent Consideration
The Partnership has contingent cash and other consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

Rollforward For The Three Months Ended March 31, 2017
Contingent cash and other consideration payable to non- Carlyle personnel
(Dollars in millions)
Balance, beginning of period	$37.6
Change in carrying value	14.5
Payments	(22.5)
Balance, end of period	$29.6

The fair value of contingent cash and other consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating expense (income), or investment income in the case of amounts payable to NGP, in the condensed consolidated statements of operations.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 3 for additional disclosures related to the fair value of these instruments as of March 31, 2017 and December 31, 2016.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of March 31, 2017 is $49.3 million versus the liabilities recognized on the balance sheet of $29.6 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $10.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Accrued performance fee-related compensation	$1,546.5	$1,307.4
Accrued bonuses	80.1	177.2
Other	100.2	177.2
Total	$1,726.8	$1,661.8
10. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2017 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,363.3
Real Assets	655.1
Global Market Strategies	459.5
Investment Solutions	111.6
Total	$2,589.5
Of the $2.6 billion of unfunded commitments, approximately $2.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (4.00% weighted-average rate at March 31, 2017). As of March 31, 2017 and December 31, 2016, approximately $10.9 million and $9.6 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2017 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $161.2 million at March 31, 2017, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2017. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $2.8 million and $5.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2017 and December 31, 2016, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $340.5 million and $356.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2017 and December 31, 2016, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2017, approximately $102.6 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.6 million.
If, at March 31, 2017, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2017 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $14.1 million and $13.6 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2017	$38.9
2018	48.5
2019	47.1
2020	46.5
2021	42.4
Thereafter	328.8
$552.2
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $54.7 million and $60.3 million as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Legal Matters
In the ordinary course of business, the Partnership is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements in excess of amounts accrued. The Partnership believes that the claims asserted against the Partnership in the pending litigation matters described below are without merit and intends to vigorously contest such allegations.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. The trial, in the Royal Court of Guernsey, began in June 2016 and ended in December 2016. The Court has not rendered its decision.
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

A hedge fund and two structured finance vehicles managed by an affiliate of the Partnership invested approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  The Partnership is pursuing various remedies on behalf of these investment vehicles, including claims under property & casualty insurance policies and claims against parties believed to have been involved in the misappropriation (the "Recovery Efforts"), but the amount and timing of recovery by the investment vehicles is uncertain. Certain of these investment vehicles were also adversely impacted by losses on commodity price hedges and delays in repayment by another counterparty. In December 2016, the Partnership repurchased investor interests in the hedge fund for $100 million, settling potential claims against the Partnership and acquiring rights to proceeds from the Recovery Efforts. Other investors also have asserted claims relating to these matters and the Partnership could incur significant additional costs or liabilities in connection with these claims.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2017, the Partnership had recorded liabilities aggregating to $175 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

Transaction with Claren Road

On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership is also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. The Partnership recorded additional base compensation expense of approximately $25.0 million in the year ended December 31, 2016 associated with the transfer of the interests to Claren Road in addition to the disposition of approximately $4.4 million of intangible assets and approximately $10.8 million of potential future obligations. The remaining income before provision for income taxes for the year ended December 31, 2016 was not material. The impact of this transaction on our results for the three months ended March 31, 2017 was not material. Claren Road was part of the Partnership's Global Market Strategies segment.

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
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$2.8	$5.6
Notes receivable and accrued interest from affiliates	14.3	37.6
Other receivables from unconsolidated funds and affiliates, net	182.8	184.0
Total	$199.9	$227.2
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.79% as of March 31, 2017. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.2
Due to non-consolidated affiliates (1)	105.4	29.7
Performance-based contingent cash consideration related to acquisitions	28.1	36.1
Amounts owed under the tax receivable agreement	134.7	137.8
Other	15.5	19.8
Total	$283.9	$223.6
(1) Refer to Note 2 for information on the restricted cash due to one of the Partnership's non-consolidated funds.
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.2 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

12. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $5.8 million and $7.4 million for the three months ended March 31, 2017 and 2016, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2017, the Partnership’s U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$13.6	$13.5
Non-Carlyle interests in majority-owned subsidiaries	301.9	331.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(68.8)	(67.4)
Non-controlling interests in consolidated entities	$246.7	$277.8
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Millions)
Non-Carlyle interests in Consolidated Funds	$(0.1)	$1.2
Non-Carlyle interests in majority-owned subsidiaries	0.8	1.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.6	(5.3)
Net income (loss) attributable to other non-controlling interests in consolidated entities	3.3	(2.4)
Net income attributable to redeemable non-controlling interests in consolidated entities	—	0.1
Non-controlling interests in income (loss) of consolidated entities	$3.3	$(2.3)

14. Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$83,000,000	$83,000,000	$8,400,000	$8,400,000
Incremental net (loss) income from assumed exchange of Carlyle Holdings partnership units	—	—	—	(6,400,000)
Net income attributable to common units	$83,000,000	$83,000,000	$8,400,000	$2,000,000
Weighted-average common units outstanding	85,337,534	91,967,452	80,885,060	299,949,767
Net income per common unit	$0.97	$0.90	$0.10	$0.01

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	85,337,534	85,337,534	80,885,060	80,885,060
Unvested deferred restricted common units	—	6,031,974	—	1,809,650
Issuable Carlyle Holdings Partnership units	—	597,944	—	—
Weighted-average vested Carlyle Holdings Partnership units	—	—	—	216,955,323
Unvested Carlyle Holdings Partnership units	—	—	—	299,734
Weighted-average common units outstanding	85,337,534	91,967,452	80,885,060	299,949,767
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are issuable Carlyle Holdings partnership units associated with the Partnership's strategic investments in NGP. For purposes of determining the dilutive weighted-average common units, it is assumed that March 31, 2017 and 2016 represent the end of the contingency period.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 224,675,389 of vested Carlyle Holdings partnership units and 2,991,731 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2017 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 216,955,323 of vested Carlyle Holdings partnership units and 299,734 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2016 were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $6.4 million for the three months ended March 31, 2016 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of March 31, 2017, 7,782 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
15. Equity and Equity-Based Compensation

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2017, the Partnership paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of this program, the Partnership has paid an aggregate of $59.1 million to repurchase and retire 3.7 million units.

Quarterly Unit Exchange Program

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
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions. These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. For both the three months ended March 31, 2017 and 2016, the expense associated with these awards was not material.

As of March 31, 2017, the total unrecognized equity-based compensation expense related to unvested common units was not material and is expected to be recognized within the year.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The Partnership recorded equity-based compensation expense associated with these awards of $35.3 million and $42.5 million for the three months ended March 31, 2017 and 2016, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
In connection with the Partnership’s investment in NGP Management in December 2012, the Partnership issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. which vest ratably over a period of five years. The Partnership also issued 597,944 Carlyle Holdings partnership units to ECM Capital, L.P. that were issued at closing but vest upon the achievement of performance conditions. As disclosed in Note 5, the performance condition was removed as part of the March 2017 agreement with NGP. The fair value of these units will be recognized as a reduction to the Partnership’s investment income in NGP Management over the relevant service period, based on the fair value of the units on each reporting date and adjusted for the actual fair value of the units at each vesting date. For the periods prior to 2017 for Carlyle Holdings partnership

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

units that vest based on the achievement of performance conditions, the Partnership used the minimum number of partnership units within the range of potential values for measurement and recognition purposes.
As of March 31, 2017, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $188.0 million, which is expected to be recognized over a weighted-average term of 1.1 years.

Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $37.5 million and $31.7 million for the three months ended March 31, 2017 and 2016, respectively, with $4.2 million and $4.3 million of corresponding deferred tax benefits, respectively. As of March 31, 2017, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $265.1 million, which is expected to be recognized over a weighted-average term of 2.2 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months ended March 31, 2017 and 2016.
A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2017 and a summary of changes for the three months ended March 31, 2017, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67	2,520	$34.81
Granted	—	$—	7,561,820	$13.97	—	$—	—	$—
Vested	—	$—	1,076,913	$23.05	31,129	$21.53	2,520	$34.81
Forfeited	437,314	$22.00	242,386	$21.90	—	$—	—	$—
Balance, March 31, 2017	16,802,686	$22.22	22,948,441	$17.26	7,782	$22.22	—	$—

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
Urbplan is currently a party to a significant number of claims filed against Urbplan by its customers. In addition, Urbplan is a party to various other litigation, government investigations and proceedings, disputes and other potential claims. As of March 31, 2017, the Partnership has recorded liabilities of approximately $70 million related to such matters in other liabilities of a consolidated real estate VIE. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.
From 2013 through March 31, 2017, $375.8 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $128.3 million of the $375.8 million and the remaining $247.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2017, $6.7 million was funded to Urbplan by the Partnership.

No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek opportunities to restructure its existing debt obligations to reduce its cash requirements. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes, depending on the circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors. The Partnership does not expect any such additional funding to exceed $25 million.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 related to Urbplan were as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$114.7	$99.4
Inventory costs in excess of billings and advances	59.1	46.0
	$173.8	$145.4
Other assets of a consolidated real estate VIE:
Restricted investments	$13.8	$12.7
Fixed assets, net	0.2	0.2
Deferred tax assets	4.3	9.1
Other assets	14.4	9.5
	$32.7	$31.5
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $141.5 million and $144.4 million as of March 31, 2017 and December 31, 2016, respectively)	$77.8	$79.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$13.1	$14.6
Other liabilities	164.4	109.9
	$177.5	$124.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, related to Urbplan were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$91.8	$19.1
Investment income	0.8	5.3
	$92.6	$24.4
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$55.9	$10.7
Interest expense	8.9	7.5
Change in fair value of loans payable	0.6	0.7
Compensation and benefits	1.4	1.7
G&A and other expenses	52.8	2.8
	$119.6	$23.4
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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $29.2 million and $91.5 million of customer advances received as of March 31, 2017 and December 31, 2016, respectively, and lots returned or otherwise recovered by Urbplan. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 55% of the outstanding principal amounts of the loans as of March 31, 2017. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin of 4.0% (16.2% as of March 31, 2017); (ii) IGP-M plus a margin of 12.0% (16.9% as of March 31, 2017); or (iii) IPCA plus a margin ranging from 8.8% to 15.0% (13.4% to 19.6% as of March 31, 2017). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2017	$15.5
2018	14.8
2019	22.1
2020	22.0
2021	20.1
Thereafter	47.0
$141.5
Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2017, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes.
All of the loans payable of Urbplan are contractually non-recourse to the Partnership.
Other liabilities – This balance consists of amounts owed to landowners, commissions payable to brokers, real estate taxes, social charges and other liabilities. This balance also includes amounts accrued for various litigation, government investigations and proceedings, disputes and other potential claims, including claims filed against Urbplan by its customers.
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
As of March 31, 2017, Urbplan's outstanding commitments for land development services are estimated to be less than $10.0 million of future costs to be incurred.

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
Global Market Strategies – The Global Market Strategies segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, and interest rate products and their derivatives. We have exited our hedge fund business (ESG in 2016 and Claren Road in January 2017) and are in the process of winding down our remaining commodities positions.
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities, and for the three months ended

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016, Diversified Global Asset Management ("DGAM"). The Partnership wound down the operations of DGAM throughout 2016.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017), ESG (through June 2016), and Vermillion. Beginning in July 2015 in connection with the departure of certain Vermillion principals and the restructuring of its operations, the Partnership's economic interests were increased in stages and is 88% (to the extent Vermillion exceeds certain performance hurdles). Otherwise, the Partnership's economic interest, and share of management fees of Vermillion, is 100%. Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. On January 31, 2017, the Partnership transferred all of its economic interests in Claren Road to its founders (see Note 10). The Partnership’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fees, and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments as of and for the three months ended March 31, 2017:

	March 31, 2017 and the Three Months Then Ended
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$115.7	$56.0	$48.1	$35.8	$255.6
Portfolio advisory fees, net	3.8	0.1	0.1	—	4.0
Transaction fees, net	7.7	—	—	—	7.7
Total fund level fee revenues	127.2	56.1	48.2	35.8	267.3
Performance fees
Realized	51.3	13.5	5.6	12.6	83.0
Unrealized	515.3	78.7	14.5	23.2	631.7
Total performance fees	566.6	92.2	20.1	35.8	714.7
Investment income (loss)
Realized	0.2	(8.1)	2.4	0.1	(5.4)
Unrealized	5.5	5.2	4.2	1.1	16.0
Total investment income (loss)	5.7	(2.9)	6.6	1.2	10.6
Interest income	1.1	0.6	1.6	0.1	3.4
Other income	1.3	0.4	3.4	0.1	5.2
Total revenues	701.9	146.4	79.9	73.0	1,001.2
Segment Expenses
Compensation and benefits
Direct base compensation	55.4	19.7	17.1	16.1	108.3
Indirect base compensation	18.7	10.9	6.6	2.8	39.0
Equity-based compensation	15.0	8.8	4.3	2.0	30.1
Performance fee related
Realized	26.1	6.8	2.7	12.1	47.7
Unrealized	227.8	19.3	6.8	19.0	272.9
Total compensation and benefits	343.0	65.5	37.5	52.0	498.0
General, administrative, and other indirect expenses	35.0	15.6	23.2	6.8	80.6
Depreciation and amortization expense	3.7	1.8	1.2	0.8	7.5
Interest expense	6.8	4.1	2.6	1.5	15.0
Total expenses	388.5	87.0	64.5	61.1	601.1
Economic Net Income	$313.4	$59.4	$15.4	$11.9	$400.1
(-) Net Performance Fees	312.7	66.1	10.6	4.7	394.1
(-) Investment Income (Loss)	5.7	(2.9)	6.6	1.2	10.6
(+) Equity-based Compensation	15.0	8.8	4.3	2.0	30.1
(=) Fee Related Earnings	$10.0	$5.0	$2.5	$8.0	$25.5
(+) Realized Net Performance Fees	25.2	6.7	2.9	0.5	35.3
(+) Realized Investment Income (Loss)	0.2	(8.1)	2.4	0.1	(5.4)
(=) Distributable Earnings	$35.4	$3.6	$7.8	$8.6	$55.4
Segment assets as of March 31, 2017	$2,967.8	$1,640.9	$716.7	$889.9	$6,215.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$127.2	$65.2	$51.1	$36.4	$279.9
Portfolio advisory fees, net	3.1	—	0.1	—	3.2
Transaction fees, net	20.3	—	—	—	20.3
Total fund level fee revenues	150.6	65.2	51.2	36.4	303.4
Performance fees
Realized	126.2	1.8	1.8	2.2	132.0
Unrealized	(93.1)	97.7	(0.3)	11.7	16.0
Total performance fees	33.1	99.5	1.5	13.9	148.0
Investment income (loss)
Realized	4.5	2.2	0.8	—	7.5
Unrealized	(6.1)	(4.7)	(2.1)	(1.0)	(13.9)
Total investment income (loss)	(1.6)	(2.5)	(1.3)	(1.0)	(6.4)
Interest income	0.9	0.5	1.5	0.1	3.0
Other income	1.5	0.4	1.1	0.1	3.1
Total revenues	184.5	163.1	54.0	49.5	451.1
Segment Expenses
Compensation and benefits
Direct base compensation	59.8	20.2	23.2	18.6	121.8
Indirect base compensation	19.6	9.2	8.2	2.8	39.8
Equity-based compensation	17.8	6.2	5.0	2.4	31.4
Performance fee related
Realized	58.6	0.8	0.8	1.7	61.9
Unrealized	(44.7)	44.8	(1.1)	11.8	10.8
Total compensation and benefits	111.1	81.2	36.1	37.3	265.7
General, administrative, and other indirect expenses	30.9	14.9	19.2	9.4	74.4
Depreciation and amortization expense	3.4	1.5	1.5	0.9	7.3
Interest expense	6.9	4.0	2.7	1.6	15.2
Total expenses	152.3	101.6	59.5	49.2	362.6
Economic Net Income (Loss)	$32.2	$61.5	$(5.5)	$0.3	$88.5
(-) Net Performance Fees	19.2	53.9	1.8	0.4	75.3
(-) Investment Loss	(1.6)	(2.5)	(1.3)	(1.0)	(6.4)
(+) Equity-based Compensation	17.8	6.2	5.0	2.4	31.4
(=) Fee Related Earnings	$32.4	$16.3	$(1.0)	$3.3	$51.0
(+) Realized Net Performance Fees	67.6	1.0	1.0	0.5	70.1
(+) Realized Investment Income	4.5	2.2	0.8	—	7.5
(=) Distributable Earnings	$104.5	$19.5	$0.8	$3.8	$128.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2017 and 2016, and Total Assets as of March 31, 2017.

	March 31, 2017 and the Three Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,001.2	$42.9	$76.0	(a)	$1,120.1
Expenses	$601.1	$53.0	$155.4	(b)	$809.5
Other income	$—	$17.1	$—	(c)	$17.1
Economic net income	$400.1	$7.0	$(79.4)	(d)	$327.7
Total assets	$6,215.3	$4,343.0	$(183.1)	(e)	$10,375.2

	Three Months Ended March 31, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$451.1	$28.9	$3.1	(a)	$483.1
Expenses	$362.6	$29.7	$67.1	(b)	$459.4
Other income	$—	$(8.4)	$—	(c)	$(8.4)
Economic net income	$88.5	$(9.2)	$(64.0)	(d)	$15.3

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the Partnership’s ownership interests in Claren Road (through January 2017), ESG (through June 2016), and Vermillion that were included in Revenues in the Partnership’s segment reporting.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017), ESG (through June 2016), and Vermillion, as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2017	2016
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$67.0	$45.4
Acquisition related charges, including amortization of intangibles and impairment	8.8	17.7
Other non-operating expense	—	3.8
Tax expense associated with performance fees	(2.9)	(3.3)
Non-Carlyle economic interests in acquired businesses and the consolidated real estate VIE	87.5	2.4
Severance and other adjustments	2.8	7.4
Elimination of expenses of Consolidated Funds	(7.8)	(6.3)
	$155.4	$67.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended March 31,
	2017	2016
Income before provision for income taxes	$327.7	$15.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	67.0	45.4
Acquisition related charges, including amortization of intangibles and impairment	8.8	17.7
Other non-operating expense	—	3.8
Tax provision associated with performance fees	(2.9)	(3.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(3.3)	2.3
Severance and other adjustments	2.8	7.3
Economic Net Income	$400.1	$88.5
Net performance fees(1)	394.1	75.3
Investment income (loss)(1)	10.6	(6.4)
Equity-based compensation	30.1	31.4
Fee Related Earnings	$25.5	$51.0
Realized performance fees, net of related compensation	35.3	70.1
Realized investment income (loss)(1)	(5.4)	7.5
Distributable Earnings	$55.4	$128.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$83.2	$(0.2)	$83.0
Unrealized	598.4	33.3	631.7
Total performance fees	681.6	33.1	714.7
Performance fee related compensation expense
Realized	45.8	1.9	47.7
Unrealized	271.3	1.6	272.9
Total performance fee related compensation expense	317.1	3.5	320.6
Net performance fees
Realized	37.4	(2.1)	35.3
Unrealized	327.1	31.7	358.8
Total net performance fees	$364.5	$29.6	$394.1
Investment income (loss)
Realized	$(0.2)	$(5.2)	$(5.4)
Unrealized	46.5	(30.5)	16.0
Investment income (loss)	$46.3	$(35.7)	$10.6

	Three Months Ended March 31, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$131.8	$0.2	$132.0
Unrealized	13.4	2.6	16.0
Total performance fees	145.2	2.8	148.0
Performance fee related compensation expense
Realized	61.6	0.3	61.9
Unrealized	7.9	2.9	10.8
Total performance fee related compensation expense	69.5	3.2	72.7
Net performance fees
Realized	70.2	(0.1)	70.1
Unrealized	5.5	(0.3)	5.2
Total net performance fees	$75.7	$(0.4)	$75.3
Investment income (loss)
Realized	$12.6	$(5.1)	$7.5
Unrealized	(22.2)	8.3	(13.9)
Total investment income (loss)	$(9.6)	$3.2	$(6.4)

(2) Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iii) the reclassification of NGP performance fees, which are included in investment income in U.S. GAAP financial statements, and (iv) the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road (through January 2017), ESG (through June 2016), and Vermillion.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
18. Subsequent Events
In April 2017, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.10 per common unit to common unitholders of record at the close of business on May 15, 2017, payable on May 22, 2017.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2017 and December 31, 2016 and results of operations for the three months ended March 31, 2017 and 2016. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$799.2	$—	$—	$799.2
Cash and cash equivalents held at Consolidated Funds	—	386.5	—	386.5
Restricted cash	75.4	—	—	75.4
Corporate treasury investments	148.9	—	—	148.9
Accrued performance fees	3,016.7	—	—	3,016.7
Investments	1,348.8	—	(179.8)	1,169.0
Investments of Consolidated Funds	—	3,903.1	—	3,903.1
Due from affiliates and other receivables, net	203.2	—	(3.3)	199.9
Due from affiliates and other receivables of Consolidated Funds, net	—	53.4	—	53.4
Receivables and inventory of a consolidated real estate VIE	173.8	—	—	173.8
Fixed assets, net	92.6	—	—	92.6
Deposits and other	46.5	—	—	46.5
Other assets of a consolidated real estate VIE	32.7	—	—	32.7
Intangible assets, net	40.1	—	—	40.1
Deferred tax assets	237.4	—	—	237.4
Total assets	$6,215.3	$4,343.0	$(183.1)	$10,375.2
Liabilities and partners’ capital
Debt obligations	$1,331.7	$—	$—	$1,331.7
Loans payable of Consolidated Funds	—	3,587.5	—	3,587.5
Loans payable of a consolidated real estate VIE at fair value (principal amount of $141.5 million)	77.8	—	—	77.8
Accounts payable, accrued expenses and other liabilities	372.6	—	—	372.6
Accrued compensation and benefits	1,726.8	—	—	1,726.8
Due to affiliates	283.7	0.2	—	283.9
Deferred revenue	242.1	—	—	242.1
Deferred tax liabilities	76.1	—	—	76.1
Other liabilities of Consolidated Funds	—	592.1	(32.1)	560.0
Other liabilities of a consolidated real estate VIE	177.5	—	—	177.5
Accrued giveback obligations	161.2	—	—	161.2
Total liabilities	4,449.5	4,179.8	(32.1)	8,597.2
Partners’ capital	498.5	40.3	(40.3)	498.5
Accumulated other comprehensive loss	(95.7)	(1.1)	0.7	(96.1)
Non-controlling interests in consolidated entities	233.1	13.6	—	246.7
Non-controlling interests in Carlyle Holdings	1,129.9	110.4	(111.4)	1,128.9
Total partners’ capital	1,765.8	163.2	(151.0)	1,778.0
Total liabilities and partners’ capital	$6,215.3	$4,343.0	$(183.1)	$10,375.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$250.3	$—	$(4.0)	$246.3
Performance fees
Realized	83.2	—	—	83.2
Unrealized	598.4	—	—	598.4
Total performance fees	681.6	—	—	681.6
Investment income (loss)
Realized	(0.1)	—	(0.1)	(0.2)
Unrealized	51.8	—	(5.3)	46.5
Investment income (loss)	51.7	—	(5.4)	46.3
Interest and other income	15.9	—	(5.5)	10.4
Interest and other income of Consolidated Funds	—	42.9	—	42.9
Revenue of a consolidated real estate VIE	92.6	—	—	92.6
Total revenues	1,092.1	42.9	(14.9)	1,120.1
Expenses
Compensation and benefits
Base compensation	146.0	—	—	146.0
Equity-based compensation	72.8	—	—	72.8
Performance fee related
Realized	45.8	—	—	45.8
Unrealized	271.3	—	—	271.3
Total compensation and benefits	535.9	—	—	535.9
General, administrative and other expenses	93.8	—	—	93.8
Interest	15.0	—	—	15.0
Interest and other expenses of Consolidated Funds	—	53.0	(7.8)	45.2
Interest and other expenses of a consolidated real estate VIE	119.6	—	—	119.6
Total expenses	764.3	53.0	(7.8)	809.5
Other income
Net investment gains of Consolidated Funds	—	17.1	—	17.1
Income before provision for income taxes	327.8	7.0	(7.1)	327.7
Provision for income taxes	5.8	—	—	5.8
Net income	322.0	7.0	(7.1)	321.9
Net income attributable to non-controlling interests in consolidated entities	3.4	—	(0.1)	3.3
Net income attributable to Carlyle Holdings	318.6	7.0	(7.0)	318.6
Net income attributable to non-controlling interests in Carlyle Holdings	235.6	—	—	235.6
Net income attributable to The Carlyle Group L.P.	$83.0	$7.0	$(7.0)	$83.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$292.4	$—	$(2.9)	$289.5
Performance fees
Realized	131.9	—	(0.1)	131.8
Unrealized	13.4	—	—	13.4
Total performance fees	145.3	—	(0.1)	145.2
Investment income (loss)
Realized	13.3	—	(0.7)	12.6
Unrealized	(30.9)	—	8.7	(22.2)
Total investment income (loss)	(17.6)	—	8.0	(9.6)
Interest and other income	5.7	—	(1.0)	4.7
Interest and other income of Consolidated Funds	—	28.9	—	28.9
Revenue of a consolidated real estate VIE	24.4	—	—	24.4
Total revenues	450.2	28.9	4.0	483.1
Expenses
Compensation and benefits
Base compensation	166.3	—	—	166.3
Equity-based compensation	75.4	—	—	75.4
Performance fee related
Realized	61.6	—	—	61.6
Unrealized	7.9	—	—	7.9
Total compensation and benefits	311.2	—	—	311.2
General, administrative and other expenses	82.3	—	—	82.3
Interest	15.3	—	—	15.3
Interest and other expenses of Consolidated Funds	—	29.7	(6.3)	23.4
Interest and other expenses of a consolidated real estate VIE	23.4	—	—	23.4
Other non-operating expenses	3.8	—	—	3.8
Total expenses	436.0	29.7	(6.3)	459.4
Other income (loss)
Net investment losses of Consolidated Funds	—	(8.4)	—	(8.4)
Income (loss) before provision for income taxes	14.2	(9.2)	10.3	15.3
Provision for income taxes	7.4	—	—	7.4
Net income (loss)	6.8	(9.2)	10.3	7.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(3.4)	—	1.1	(2.3)
Net income (loss) attributable to Carlyle Holdings	10.2	(9.2)	9.2	10.2
Net income attributable to non-controlling interests in Carlyle Holdings	1.8	—	—	1.8
Net income (loss) attributable to The Carlyle Group L.P.	$8.4	$(9.2)	$9.2	$8.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Cash flows from operating activities
Net income	$322.0	$6.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.0	17.8
Equity-based compensation	72.8	75.4
Excess tax benefits related to equity-based compensation	—	0.7
Non-cash performance fees	(348.9)	(7.4)
Other non-cash amounts	0.2	(2.3)
Investment (income) loss	(48.1)	18.3
Purchases of investments	(66.1)	(23.8)
Proceeds from the sale of investments	168.8	67.2
Payments of contingent consideration	(22.5)	(75.6)
Deconsolidation of Claren Road (see Note 10)	(23.3)	—
Change in deferred taxes, net	(3.1)	(5.3)
Change in due from affiliates and other receivables	(2.5)	1.0
Change in receivables and inventory of a consolidated real estate VIE	(27.9)	(21.9)
Change in deposits and other	(6.7)	(0.3)
Change in other assets of a consolidated real estate VIE	(1.7)	8.6
Change in accounts payable, accrued expenses and other liabilities	12.6	(24.5)
Change in accrued compensation and benefits	(159.8)	(143.6)
Change in due to affiliates	67.1	(22.8)
Change in other liabilities of a consolidated real estate VIE	56.6	6.2
Change in deferred revenue	188.0	175.2
Net cash provided by operating activities	187.5	49.7
Cash flows from investing activities
Change in restricted cash	(62.1)	5.7
Purchases of fixed assets, net	(3.7)	(4.2)
Net cash (used in) provided by investing activities	(65.8)	1.5
Cash flows from financing activities
Proceeds from debt obligations	66.1	—
Net payments on loans payable of a consolidated real estate VIE	(7.4)	(9.4)
Payments of contingent consideration	—	(0.3)
Excess tax benefits related to equity-based compensation	—	(0.7)
Distributions to common unitholders	(13.7)	(23.6)
Distributions to non-controlling interest holders in Carlyle Holdings	(38.9)	(85.1)
Contributions from non-controlling interest holders	—	4.3
Distributions to non-controlling interest holders	(38.0)	(22.1)
Units repurchased	(0.2)	(6.1)
Change in due to/from affiliates financing activities	31.1	2.0
Net cash used in financing activities	(1.0)	(141.0)
Effect of foreign exchange rate changes	7.6	9.5
Increase (decrease) in cash and cash equivalents	128.3	(80.3)
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$799.2	$911.2

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 20 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2017, our Corporate Private Equity segment had approximately $53 billion in AUM and approximately $37 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and three carry funds advised by NGP. As of March 31, 2017, our Real Assets segment had approximately $36 billion in AUM and over $27 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 57 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, and middle-market and senior debt. As of March 31, 2017, our Global Market Strategies segment had over $29 billion in AUM and over $24 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 173 fund vehicles. As of March 31, 2017, our Investment Solutions segment had approximately $44 billion in AUM and over $26 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of March 31, 2017. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Real Assets			Global Market Strategies
Buyout Carry Funds			Real Estate Carry Funds			Structured Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VI	$13.0 bn	2013	CRP VII	$4.2 bn	2014	U.S.	$15.7 bn	2006-2016
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	Europe	€8.5 bn	2005-2016
CP IV	$7.9 bn	2005	CRP V	$3.0 bn	2006	Structured Credit Carry Funds
Global Financial Services Partners			CRP IV	$950 mm	2005	CSC	$226 mm	2016
CGFSP II	$1.0 bn	2013	CRP III	$564 mm	2001	CASCOF	$445 mm	2015
CGFSP I	$1.1 bn	2008	Carlyle Europe Real Estate Partners			Private Credit
Carlyle Europe Partners			CEREP III	€2.2 bn	2007	Business Development Companies [1]
CEP IV	€3.7 bn	2014	CEREP II	€763 mm	2005	TCG BDC, Inc.	$1.5 bn	2013
CEP III	€5.3 bn	2007	Carlyle Asia Real Estate Partners			NF Investment Corp	$274 mm	2013
CEP II	€1.8 bn	2003	CCR	$60 mm	2016	Corporate Mezzanine Carry Fund
Carlyle Asia Partners			CAREP II	$486 mm	2008	CMP II	$553 mm	2008
CAP IV	$3.9 bn	2013	Core Plus Real Estate (U.S.)			Energy Credit Carry Funds
CBPF	RMB 2.0 bn	2010	CPI	$871 mm	2016	CEMOF II	$2.8 bn	2015
CAP III	$2.6 bn	2008	Natural Resources Funds			CEMOF I	$1.4 bn	2010
CAP II	$1.8 bn	2006	Infrastructure Carry Fund			Distressed Credit Carry Funds
Carlyle Japan Partners			CIP I	$1.1 bn	2006	CSP IV	$2.5 bn	2016
CJP III	¥119.5 bn	2013	Power Carry Funds			CSP III	$703 mm	2011
CJP II	¥165.6 bn	2006	CPP II	$1.5 bn	2014	CSP II	$1.4 bn	2007
Carlyle Mexico Partners			CPOCP	$478 mm	2013
Mexico	$134 mm	2005	International Energy Carry Fund
Carlyle MENA Partners			CIEP	$2.5 bn	2013
MENA I	$471 mm	2008	NGP Energy Carry Funds			Investment Solutions
Carlyle South America Buyout Fund			NGP XI	$5.3 bn	2014	AlpInvest
CSABF I	$776 mm	2009	NGP X	$3.6 bn	2012	Fund of Private Equity Funds
Carlyle Sub-Saharan Africa Fund			NGP Agribusiness Carry Fund			60 vehicles	€41.2 bn	2000-2017
CSSAF I	$698 mm	2012	NGP GAP	$402 mm	2014	Secondary Investments
Carlyle Peru Fund			NGP Management Fee Funds			45 vehicles	€14.3 bn	2002-2017
CPF I	$308 mm	2012	Various [2]	$7.2 bn	2004-2008	Co-Investments
Carlyle Global Partners			Legacy Energy Carry Funds			40 vehicles	€12.2 bn	2000-2017
CGP	$3.6 bn	2015	Carlyle/Riverstone Global Energy			Metropolitan Real Estate
Growth Carry Funds			Energy IV	$6.0 bn	2008	Real Estate Fund of Funds
Carlyle U.S. Venture/Growth Partners			Energy III	$3.8 bn	2005	28 vehicles	$3.4 bn	2002-2017
CEOF II	$2.4 bn	2015	Energy II	$1.1 bn	2003
CEOF I	$1.1 bn	2011	Carlyle/Riverstone Renewable Energy
CUSGF III	$605 mm	2006	Renew II	$3.4 bn	2008
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$264 mm	2016
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of March 31, 2017 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call.

(1)	Amounts represent gross assets as of March 31, 2017.

(2)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

During 2016 and into 2017, significant events in the global political landscape - including the results of the U.S. Presidential election, the vote on the “Brexit” referendum in the United Kingdom, increasing tensions with North Korea, the rise of “populism” globally and the upcoming French election - introduced macroeconomic and political risks that are difficult to quantify and could have far-reaching implications for the United States and the global economy.  While few adverse effects have thus far materialized, a cloud of uncertainty persists as to the potential unrealized effect of these events and others on the horizon on interest rates, inflation, economic growth, foreign exchange rates, trade volumes and fiscal and monetary policy.  Uncertainty also persists surrounding global regulation, trade agreements and taxation, although in the United States, it appears that policy changes are not likely to occur as quickly as was originally anticipated.  We monitor global developments on an ongoing basis to evaluate their potential effects on the economy generally and on our investment funds and portfolio companies specifically. In addition, we continue to review and refine our fund, investment and partnership organizational structures in light of these potential changes.

Developments at the Federal Reserve during the first quarter appear to have eased concerns of market participants that larger fiscal deficits in the U.S. or accelerating inflation tied to rising commodity prices and tighter labor markets could force the Federal Reserve to raise rates at a faster pace than was expected by the futures markets. Instead, the Federal Reserve has signaled that it anticipates only three rate increases this year, which would not be expected to cause significant downward pressure on the valuations of private equity assets, real estate or the net asset values of fixed income products or markedly increase the cost of financing for acquisition transactions.

During the first quarter, transaction financing generally was readily available on favorable terms in both the U.S. and Europe and global leveraged loan issuance in the first quarter was stronger than in any quarter since 2007. During the first quarter, global private equity-backed acquisitions totaled $60 billion, which was nearly three-times larger than the volume observed in 2016 and well above the quarterly average over the prior five years. We anticipate that the combination of continued access to favorable financing and an abundance of capital available to invest by many private equity sponsors and strategic buyers will continue to boost M&A activity levels for the remainder of 2017.  Asset prices remain high, but despite the competitive market for transactions, we have continued to identify and close on investments with strong underlying business fundamentals that meet our strategic objectives and investment criteria.  In particular, we have sharpened our focus on transactions where our investment teams have a particular edge, such as having deep industry experience, the ability to handle complex corporate carve outs or relationships with strong management teams whose talents are aligned with a particular business challenge.  During the first quarter, we invested $4.4 billion in capital through our carry funds and realized proceeds of $3.5 billion, just over half of which was from our Investment Solutions segment where realized proceeds do not yet generate significant realized performance fees for us. Realized proceeds are expected to be more variable on a quarterly basis this year as compared to prior periods because a smaller percentage of our carry fund portfolio is in liquid, public securities.

The positive economic climate and the strong underlying performance of many of the portfolio companies in our funds facilitated the appreciation of our carry funds during the first quarter following the significant appreciation achieved by our largest carry funds during 2016.  During the first quarter, our overall carry fund portfolio valuation increased 6%, with a 9% increase in our Corporate Private Equity funds, a 5% increase in our Real Assets funds, a 7% increase in our Global Market Strategies funds and a 3% increase in our Investment Solutions funds. Our private portfolio appreciated by 8% and our public portfolio appreciated by 7% during the quarter, excluding Investment Solutions.

Although we achieved strong results for the quarter, driven by strong appreciation across our portfolio, we continue to view 2017 as a transition year for our business. We anticipate raising $100 billion in gross new capital over the four-year period that began in 2016 continuing through the end of 2019. During the first quarter of 2017, we raised $3 billion of new capital and we expect an accelerating level of fundraising for the remainder of 2017 and over the next two years. Future fund closings are likely to be weighted towards Real Assets in 2017, while we anticipate that fundraising in Corporate Private Equity will accelerate later in 2017 and more so into 2018. In addition, we have several credit and Investment Solutions funds that also will be raising capital in the next several years. Our high level of realizations over the past several quarters has lowered our Fee-Earning Assets Under Management, which has resulted in lower levels of Fee-Related Earnings. During the balance of 2017, Fee-Related Earnings will likely remain below 2016 levels in large part due to fundraising costs, but also as a result of further investment in growing our credit business. We expect that Fee-Earning Assets Under Management and Fee-Related Earnings will grow in 2018 after raising new capital and activating the related fees.

Recent Transactions
Distribution
In April 2017, the Board of Directors of our general partner declared a quarterly distribution of $0.10 per common unit to common unitholders of record at the close of business on May 15, 2017, payable on May 22, 2017.

Transaction with Claren Road
On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership is also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. See Note 10 to the unaudited condensed consolidated financial statements for more information.

Strategic Investment in NGP
On March 3, 2017, the Partnership entered into an agreement to further align the interests of the Partnership and NGP. See Note 5 to the unaudited condensed consolidated financial statements for more information.

Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of March 31, 2017, were approximately 16% of total management fees recognized during the three months ended March 31, 2017. Management fees attributable to CP VI were approximately 14% of total management fees recognized during the three months ended March 31, 2016. No other fund generated over 10% of total management fees in the periods presented.

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
Performance Fees. Performance fees consist principally of the performance-based capital allocation from fund limited partners to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” Carried interest revenue, which historically has comprised over 80% of all performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds' investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds' underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “— Trends Affecting our Business” for further discussion.
In addition to its performance fees from our Corporate Private Equity and Real Assets funds and closed-end carry funds in the Global Market Strategies segment, we are also entitled to receive performance fees from our Investment Solutions and NGP carry funds. The timing of performance fee realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”
Performance fees in excess of 10% of the total for the three months ended March 31, 2017 were generated from the following funds:

•	$204.9 million from CP VI (with total AUM of approximately $13.4 billion),

•	$186.9 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $6.0 billion), and

•	$145.7 million from Carlyle Asia Partners IV, L.P. (“CAP IV”) (with total AUM of approximately $4.7 billion).
Performance fees in excess of 10% of the total for the three months ended March 31, 2016 were generated primarily from the following funds:
•$60.7 million from CP V,
•$48.9 million from Carlyle Realty Partners V, L.P. (“CRP V”),
•$23.9 million from Carlyle Realty Partners VII, L.P. (“CRP VII”),
•$16.9 million from Carlyle Realty Partners VI, L.P. (“CRP VI”), and
•$(17.3) million from Carlyle Asia Partners III, L.P. (“CAP III”).
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2017 and 2016, the reversals of performance fees were $70.1 million and $61.0 million, respectively.

As of March 31, 2017, accrued performance fees and accrued giveback obligations were approximately $3.0 billion and $161.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2017 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of March 31, 2017, approximately $102.6 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.6 million. The Partnership uses “net accrued performance fees” to refer to the accrued performance fees net of accrued giveback obligations, accrued performance fee compensation, performance fee-related tax obligations, and accrued performance fees attributable to non-controlling interests and excludes any net accrued performance fees that have been realized but will be collected in subsequent periods. Net accrued performance fees as of March 31, 2017 are $1.4 billion.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2017, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.1 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $218.6 million in aggregate giveback obligations. Approximately $37.2 million of the $218.6 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2017 (amounts in millions):

	As of March 31, 2017
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
Consolidated Results
Level I	$1,527	$2,898	$222	$891	$5,538
Level II	344	699	165	155	1,363
Level III	34,573	20,729	22,095	28,478	105,875
Total Fair Value	36,444	24,326	22,482	29,524	112,776
Other Net Asset Value	426	(668)	(27)	(428)	(697)
Total AUM, Excluding Available Capital Commitments	36,870	23,658	22,455	29,096	112,079
Available Capital Commitments	16,100	11,916	6,971	14,876	49,863
Total AUM	$52,970	$35,574	$29,426	$43,972	$161,942
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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of revenue recognition, revenue is not recognized until the period in which the land development services contract is completed, which can cause volatility from period to period based on which contracts are completed.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2017, our U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2015. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
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
Non-GAAP Financial Measures
Economic Net Income. Economic net income, or “ENI,” is a key performance benchmark used in our industry. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fees, and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment ENI equals the aggregate of ENI for all segments. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2017	2016
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$51,613	$50,156
Fee-earning AUM based on invested capital (2)	25,525	32,706
Fee-earning AUM based on collateral balances, at par (3)	16,347	17,182
Fee-earning AUM based on net asset value (4)	1,106	7,262
Fee-earning AUM based on lower of cost or fair value and other (5)	20,314	23,033
Balance, End of Period (6)	$114,905	$130,339

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, fund of hedge funds vehicles, and certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of March 31, 2017, the Legacy Energy Funds had, in the aggregate, approximately $6.4 billion in AUM and $5.1 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2017	2016
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$114,994	$130,994
Inflows, including Fee-paying Commitments (1)	2,736	2,732
Outflows, including Distributions (2)	(2,666)	(2,104)
Subscriptions, net of Redemptions (3)	—	(1,714)
Changes in CLO collateral balances (4)	(738)	(976)
Market Appreciation/(Depreciation) (5)	24	(584)
Foreign Exchange and other (6)	555	1,991
Balance, End of Period	$114,905	$130,339

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $4.3 billion for which fees have not yet commenced.

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
Our calculations of Fee-earning AUM and AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management or performance fees. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital.
Available Capital
Available capital, commonly known as “dry powder,” for our carry funds and NGP management fee funds refer to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2017
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$50,140	$107,467	$157,607
Commitments (1)	2,730	—	2,730
Capital Called, net (2)	(3,586)	3,443	(143)
Distributions (3)	423	(4,093)	(3,670)
Subscriptions, net of Redemptions (4)	—	(7)	(7)
Changes in CLO collateral balances (5)	—	(370)	(370)
Market Appreciation/(Depreciation) (6)	—	4,941	4,941
Foreign Exchange and other (7)	156	698	854
Balance, End of Period	$49,863	$112,079	$161,942

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and and fund of hedge funds vehicles.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the first quarter of 2017 was driven by 7% appreciation ($0.6 billion) in the public portfolio and 8% appreciation ($3.1 billion) in the private portfolio of our Corporate Private Equity, Real Assets, and Global Market Strategies carry funds, in addition to $1.0 billion of appreciation in our Investment Solutions carry funds.

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

Consolidation of Certain Carlyle Funds and Variable Interest Entities
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. On January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. For further information on our consolidation policy, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of March 31, 2017, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees for the three months ended March 31, 2017; and none of our performance fees for the three months ended March 31, 2017.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2017, our consolidated CLOs held approximately $4.3 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of March 31, 2017, our unaudited condensed consolidated financial statements included approximately $207 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2017 and 2016. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$246.3	$289.5
Performance fees
Realized	83.2	131.8
Unrealized	598.4	13.4
Total performance fees	681.6	145.2
Investment income (loss)
Realized	(0.2)	12.6
Unrealized	46.5	(22.2)
Total investment income (loss)	46.3	(9.6)
Interest and other income	10.4	4.7
Interest and other income of Consolidated Funds	42.9	28.9
Revenue of a consolidated real estate VIE	92.6	24.4
Total revenues	1,120.1	483.1
Expenses
Compensation and benefits
Base compensation	146.0	166.3
Equity-based compensation	72.8	75.4
Performance fee related
Realized	45.8	61.6
Unrealized	271.3	7.9
Total compensation and benefits	535.9	311.2
General, administrative and other expenses	93.8	82.3
Interest	15.0	15.3
Interest and other expenses of Consolidated Funds	45.2	23.4
Interest and other expenses of a consolidated real estate VIE	119.6	23.4
Other non-operating expenses	—	3.8
Total expenses	809.5	459.4
Other income
Net investment gains (losses) of Consolidated Funds	17.1	(8.4)
Income before provision for income taxes	327.7	15.3
Provision for income taxes	5.8	7.4
Net income	321.9	7.9
Net income (loss) attributable to non-controlling interests in consolidated entities	3.3	(2.3)
Net income attributable to Carlyle Holdings	318.6	10.2
Net income attributable to non-controlling interests in Carlyle Holdings	235.6	1.8
Net income attributable to The Carlyle Group L.P.	$83.0	$8.4

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.97	$0.10
Diluted	$0.90	$0.01
Weighted-average common units
Basic	85,337,534	80,885,060
Diluted	91,967,452	299,949,767

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
Total revenues increased $637.0 million, or 132%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in total revenues for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Total Revenues, March 31, 2016	$483.1
Decrease in fund management fees	(43.2)
Increase in performance fees	536.4
Increase in investment income	55.9
Increase in interest and other income of Consolidated Funds	14.0
Increase in revenue from a consolidated real estate VIE	68.2
All other changes	5.7
Total increase	637.0
Total Revenues, March 31, 2017	$1,120.1
Fund Management Fees. Fund management fees decreased $43.2 million, or 15%, to $246.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$13.1
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(18.2)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(2.0)
Lower management fees from lower assets under management in our hedge funds	(23.1)
Lower management fees from lower assets under management in our Investment Solutions funds, including the wind down of DGAM	(0.5)
Lower transaction and portfolio advisory fees	(11.8)
All other changes	(0.7)
Total decrease in fund management fees	$(43.2)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $11.7 million and $23.5 million for the three months ended March 31, 2017 and 2016, respectively. The $11.8 million decrease in transaction and portfolio advisory fees resulted primarily from a significant transaction related to one of our U.S. buyout funds in the three months ended March 31, 2016 as compared to the three months ended March 31, 2017.

Performance Fees. Performance fees increased $536.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Performance fees by segment for the three months ended March 31, 2017 and 2016 comprised the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Millions)
Corporate Private Equity	$568.0	$27.5
Real Assets	57.8	102.2
Global Market Strategies	20.0	1.6
Investment Solutions	35.8	13.9
Total performance fees	$681.6	$145.2

Total carry fund appreciation	6%	0%
Approximately $537.5 million of our performance fees for the three months ended March 31, 2017 were related to CP VI, CP V, and CAP IV, while approximately $133.1 million of our performance fees for the three months ended March 31, 2016 were related to CP V, CRP V, CRP VII, CRP VI, and CAP III.
The positive economic climate and the strong underlying performance of many of the portfolio companies in our funds facilitated the appreciation of our carry funds during the first quarter. The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 6% during the quarter and increased 18% since the end of the first quarter of 2016. Exclusive of Investment Solutions, our private portfolio appreciated 8% and our public portfolio appreciated 7% during the quarter. During the first quarter of 2017, transaction financing was readily available on favorable terms in both the United States and Europe, and global private equity-backed acquisitions was nearly three-times larger than the volume in 2016. We anticipate that the combination of continued access to favorable financing and an abundance of capital to invest will continue to boost M&A activity levels for the remainder of 2017 even though asset prices remain high.
Further, developments at the Federal Reserve during the first quarter appear to have eased the concerns of market participants that larger fiscal deficits or accelerating inflation tied to rising commodity prices and tight labor markets could force the Federal Reserve to raise rates at a faster pace than was expected by the futures markets. Instead, the Federal Reserve has signaled only three rate increases in 2017, which would not be expected to cause significant downward pressure on the valuations of private equity assets, real estate or the net asset values of fixed income products or markedly increase the cost of financing for acquisition transactions.

Investment Income (Loss). Investment income increased $55.9 million to $46.3 million for the three months ended March 31, 2017 as compared to investment loss of $9.6 million for the three months ended March 31, 2016, primarily due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Increase in investment income, which includes performance fees from the investments in NGP	$48.1
Investment loss related to amended NGP agreements (See Note 5 to the unaudited condensed consolidated financial statements)	(20.8)
Increase in investment income from our buyout and growth funds	4.1
Decrease in losses on foreign currency hedges	13.2
Increase in investment income from our real assets funds, excluding NGP	1.6
Decrease in investment loss from our distressed debt funds, hedge funds, and energy mezzanine funds	3.3
Decrease in investment loss from CLOs	3.9
All other changes	2.5
Total increase in investment income	$55.9

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

Interest and other income of Consolidated Funds increased $14.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $92.6 million for the three months ended March 31, 2017 as compared to $24.4 million for the three months ended March 31, 2016. The increase in revenue of a consolidated real estate VIE for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase in the number of completed land development projects in 2017 as compared to 2016, partially offset by a decrease in investment income. Urbplan recognizes revenue for land development services under the completed contract method.

Expenses
Total expenses increased $350.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in total expenses for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Total Expenses, March 31, 2016	$459.4
Increases (Decreases):
Increase in total compensation and benefits	224.7
Increase in general, administrative and other expenses	11.5
Increase in interest and other expenses of Consolidated Funds	21.8
Increase in interest and other expenses of a consolidated real estate VIE	96.2
All other changes	(4.1)
Total increase	350.1
Total Expenses, March 31, 2017	$809.5

Total Compensation and Benefits. Total compensation and benefits increased $224.7 million, or 72%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Decrease in base compensation	$(20.3)
Decrease in equity-based compensation	(2.6)
Increase in performance fee related compensation	247.6
Total increase in total compensation and benefits	$224.7
Base compensation and benefits. Base compensation and benefits decreased $20.3 million, or 12%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Decrease in headcount and bonuses	$(29.8)
Increase in compensation costs associated with fundraising activities	0.1
Absence in 2017 of prior year net write-down of acquisition- related compensatory arrangements	9.4
Total decrease in base compensation and benefits	$(20.3)
Equity-based Compensation. Equity-based compensation decreased $2.6 million for the three months ended March 31, 2017 as compared to three months ended March 31, 2016. The decrease in equity-based compensation was due primarily to the forfeiture of equity-based awards due to employee terminations occurring since the first quarter of 2016. This decrease was partially offset by the settlement of the DGAM earnout arrangement due to the wind down of DGAM during 2016, the ongoing granting of deferred restricted common units to new and existing employees during 2016 and 2017, and the accounting policy change on January 1, 2017 to account for forfeitures as they occur instead of estimating an expense at the grant date.

Performance fee related compensation expense. Performance fee related compensation expense increased $247.6 million for the three months ended March 31, 2017 as compared to three months ended March 31, 2016. Performance fee related compensation as a percentage of performance fees was 47% and 48% for the three months ended March 31, 2017 and 2016, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense as a percentage of performance fees is generally around 45%. Performance fees from our Investment Solutions segment pay a higher ratio of performance fees as compensation. Conversely, performance fees from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $11.5 million for the three months ended March 31, 2017 as compared to three months ended March 31, 2016, primarily due to:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Lower intangible asset amortization	$(7.9)
Higher expenses for litigation and contingencies (See Note 10 to the unaudited condensed consolidated financial statements)	39.6
Insurance recovery for certain litigation costs	(35.3)
Higher professional fees and office expenses	9.4
Lower external fundraising costs	(2.5)
Foreign exchange and other changes	8.2
Total increase in general, administrative and other expenses	$11.5
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $21.8 million for the three months ended March 31, 2017 as compared to three months ended March 31, 2016. The increase is primarily due to higher interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE increased $96.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Higher expenses associated with land development services as a result of the completion of the related land development projects	$45.2
Lower expenses related to fair market value adjustment for Urbplan loans *	(0.1)
Higher interest expense	1.4
Lower compensation and benefits	(0.3)
Higher general, administrative and other expenses, primarily due to an increase in litigation-related liabilities	50.0
Total increase in interest and other expenses of a Consolidated Real Estate VIE	$96.2
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.

Other Non-operating Expenses. For the three months ended March 31, 2017 and 2016, this caption primarily represents the change in fair value of contingent consideration associated with the Partnership's acquisitions.
The decrease in other non-operating expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was the result of the separation from ESG and Claren Road and the associated termination of their respective earnout arrangements. See Note 8 to the unaudited condensed consolidated financial statements for more information on our contingent consideration arrangements.

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended March 31, 2017, net investment gains of Consolidated Funds were $17.1 million as compared to net investment losses of $8.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Realized losses	$(2.1)	$(6.2)
Net change in unrealized gains (losses)	37.3	(61.6)
Total gains (losses)	35.2	(67.8)
Gains (losses) from liabilities of CLOs	(18.1)	59.4
Total investment gains (losses) of Consolidated Funds	$17.1	$(8.4)
For the three months ended March 31, 2017 and 2016, the unrealized investment gains/losses primarily included the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains (losses) for the three months ended March 31, 2017 and 2016 were due to the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Millions)
Gains attributable to other consolidated funds	$—	$2.3
Net appreciation (depreciation) of CLOs	17.1	(10.7)
Total net investment gains (losses)	$17.1	$(8.4)
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $3.3 million for the three months ended March 31, 2017 as compared to net loss attributable to non-controlling interests in consolidated entities of $2.3 million for the three months ended March 31, 2016. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.

The net income (loss) of our Consolidated Funds for the three months ended March 31, 2017 and 2016 is comprised of the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Millions)
Net income (loss) from the consolidated CLOs	$7.1	$(10.3)
Net income (loss) from other consolidated funds	(0.1)	1.1
Total net income (loss) of our Consolidated Funds	$7.0	$(9.2)
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $83.0 million for the three months ended March 31, 2017 as compared to net income attributable to the Partnership of $8.4 million for the three months ended March 31, 2016. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 26% and 25% as of March 31, 2017 and 2016, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(0.8) million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2017 and 2016. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), Reserve for Litigation and Contingencies, and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$255.6	$279.9
Portfolio advisory fees, net	4.0	3.2
Transaction fees, net	7.7	20.3
Total fund level fee revenues	267.3	303.4
Performance fees
Realized	83.0	132.0
Unrealized	631.7	16.0
Total performance fees	714.7	148.0
Investment income (loss)
Realized	(5.4)	7.5
Unrealized	16.0	(13.9)
Total investment income (loss)	10.6	(6.4)
Interest income	3.4	3.0
Other income	5.2	3.1
Total revenues	1,001.2	451.1
Segment Expenses
Compensation and benefits
Direct base compensation	108.3	121.8
Indirect base compensation	39.0	39.8
Equity-based compensation	30.1	31.4
Performance fee related
Realized	47.7	61.9
Unrealized	272.9	10.8
Total compensation and benefits	498.0	265.7
General, administrative, and other indirect expenses	80.6	74.4
Depreciation and amortization expense	7.5	7.3
Interest expense	15.0	15.2
Total expenses	601.1	362.6
Economic Net Income	$400.1	$88.5
(-) Net Performance Fees	394.1	75.3
(-) Investment Income (Loss)	10.6	(6.4)
(+) Equity-based Compensation	30.1	31.4
(=) Fee Related Earnings	$25.5	$51.0
(+) Realized Net Performance Fees	35.3	70.1
(+) Realized Investment Income (Loss)	(5.4)	7.5
(=) Distributable Earnings	$55.4	$128.6

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Income before provision for income taxes	$327.7	$15.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	67.0	45.4
Acquisition related charges, including amortization of intangibles and impairment	8.8	17.7
Other non-operating expense	—	3.8
Tax provision associated with performance fees	(2.9)	(3.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(3.3)	2.3
Severance and other adjustments	2.8	7.3
Economic Net Income	$400.1	$88.5
(-) Net performance fees(1)	394.1	75.3
(-) Investment income (loss)(1)	10.6	(6.4)
(+) Equity-based compensation	30.1	31.4
(=) Fee Related Earnings	$25.5	$51.0
(+) Realized performance fees, net of related compensation(1)	35.3	70.1
(+) Realized investment income (loss)(1)	(5.4)	7.5
(=) Distributable Earnings	$55.4	$128.6

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$83.2	$(0.2)	$83.0
Unrealized	598.4	33.3	631.7
Total performance fees	681.6	33.1	714.7
Performance fee related compensation expense
Realized	45.8	1.9	47.7
Unrealized	271.3	1.6	272.9
Total performance fee related compensation expense	317.1	3.5	320.6
Net performance fees
Realized	37.4	(2.1)	35.3
Unrealized	327.1	31.7	358.8
Total net performance fees	$364.5	$29.6	$394.1
Investment income (loss)
Realized	$(0.2)	$(5.2)	$(5.4)
Unrealized	46.5	(30.5)	16.0
Investment income (loss)	$46.3	$(35.7)	$10.6

	Three Months Ended March 31, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$131.8	$0.2	$132.0
Unrealized	13.4	2.6	16.0
Total performance fees	145.2	2.8	148.0
Performance fee related compensation expense
Realized	61.6	0.3	61.9
Unrealized	7.9	2.9	10.8
Total performance fee related compensation expense	69.5	3.2	72.7
Net performance fees
Realized	70.2	(0.1)	70.1
Unrealized	5.5	(0.3)	5.2
Total net performance fees	$75.7	$(0.4)	$75.3
Investment income (loss)
Realized	$12.6	$(5.1)	$7.5
Unrealized	(22.2)	8.3	(13.9)
Total investment income (loss)	$(9.6)	$3.2	$(6.4)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s economic interests in Claren Road (through January 2017), ESG (through June 2016) and Vermillion.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$313.4	$32.2
Real Assets	59.4	61.5
Global Market Strategies	15.4	(5.5)
Investment Solutions	11.9	0.3
Economic Net Income	$400.1	$88.5
Distributable Earnings
Corporate Private Equity	$35.4	$104.5
Real Assets	3.6	19.5
Global Market Strategies	7.8	0.8
Investment Solutions	8.6	3.8
Distributable Earnings	$55.4	$128.6

Segment Analysis

Discussed below is our DE, FRE and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and Vermillion based on our economic interest in those entities. Beginning in July 2015 in connection with the departure of certain Vermillion principals and the restructuring of its operations, our economic interests were increased in stages to 88% (to the extent Vermillion exceeds certain performance hurdles). Otherwise, our economic interest, and share of management fees of Vermillion, is 100%. Effective January 1, 2016 and through January 31, 2017 (the date we transferred our ownership interests to its principals), our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Further, our economic interest in ESG was 55% through June 30, 2016. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$115.7	$127.2
Portfolio advisory fees, net	3.8	3.1
Transaction fees, net	7.7	20.3
Total fund level fee revenues	127.2	150.6
Performance fees
Realized	51.3	126.2
Unrealized	515.3	(93.1)
Total performance fees	566.6	33.1
Investment income (loss)
Realized	0.2	4.5
Unrealized	5.5	(6.1)
Total investment income (loss)	5.7	(1.6)
Interest income	1.1	0.9
Other income	1.3	1.5
Total revenues	701.9	184.5
Segment Expenses
Compensation and benefits
Direct base compensation	55.4	59.8
Indirect base compensation	18.7	19.6
Equity-based compensation	15.0	17.8
Performance fee related
Realized	26.1	58.6
Unrealized	227.8	(44.7)
Total compensation and benefits	343.0	111.1
General, administrative, and other indirect expenses	35.0	30.9
Depreciation and amortization expense	3.7	3.4
Interest expense	6.8	6.9
Total expenses	388.5	152.3
Economic Net Income	$313.4	$32.2
(-) Net Performance Fees	312.7	19.2
(-) Investment Income (Loss)	5.7	(1.6)
(+) Equity-based Compensation	15.0	17.8
(=) Fee Related Earnings	$10.0	$32.4
(+) Realized Net Performance Fees	25.2	67.6
(+) Realized Investment Income	0.2	4.5
(=) Distributable Earnings	$35.4	$104.5

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Distributable Earnings

Distributable Earnings decreased $69.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2016	$104.5
Increases (decreases):
Decrease in realized net performance fees	(42.4)
Decrease in realized investment income	(4.3)
Decrease in fee related earnings	(22.4)
Total decrease	(69.1)
Distributable earnings, March 31, 2017	$35.4

Realized Net Performance Fees. Realized net performance fees decreased $42.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in realized net performance fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to larger realizations from our U.S. buyout funds in carry in 2016 as compared to 2017. Realized net performance fees were primarily generated by the following funds for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
2017	2016
CGFSP I	CP V
CETP II	CAP III
CAP III	CVP III
CEP III

Realized Investment Income. Realized investment income decreased $4.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in realized investment income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to lower realized gains in our investments in U.S. and Europe buyout funds.

Fee Related Earnings

Fee related earnings decreased $22.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2016	$32.4
Increases (decreases):
Decrease in fee revenues	(23.4)
Decrease in direct and indirect base compensation	5.3
Increase in general, administrative and other indirect expenses	(4.1)
All other changes	(0.2)
Total decrease	(22.4)
Fee related earnings, March 31, 2017	$10.0

Fee Revenues. Total fee revenues decreased $23.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Lower fund management fees	$(11.5)
Lower transaction fees	(12.6)
Higher portfolio advisory fees	0.7
Total decrease in fee revenues	$(23.4)

The decrease in fund management fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to lower assets under management from sales of investments during 2016 for CP V, our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”). Additionally, while there were no significant catch-up management fees for the three months ended March 31, 2017, catch-up management fees of $0.5 million for the three months ended March 31, 2016 were primarily driven by subsequent closings for our second U.S. mid-market buyout fund (“CEOF II”) and our fourth Asia buyout fund (“CAP IV”).

The total weighted-average management fee rate increased from 1.27% at March 31, 2016 to 1.29% at March 31, 2017. The increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $36.9 billion and $40.9 billion as of March 31, 2017 and 2016, respectively, reflecting a decrease of $4.0 billion.

The decrease in transaction fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily from a significant investment in one of our U.S. buyout funds in the three months ended March 31, 2016 as compared to the three months ended March 31, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense decreased $5.3 million, or 7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to lower bonus accruals, partially offset by increased headcount.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to costs for litigation and contingencies and higher negative foreign currency adjustments, partially offset by lower professional fees and decreased external costs associated with fundraising activities in 2017 as compared to 2016 of $2.1 million.

Economic Net Income

Economic net income increased $281.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in economic net income for the three months ended March 31, 2017:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Economic net income, March 31, 2016	$32.2
Increases (decreases):
Increase in net performance fees	293.5
Increase in investment income	7.3
Decrease in equity-based compensation	2.8
Decrease in fee related earnings	(22.4)
Total increase	281.2
Economic net income, March 31, 2017	$313.4

Performance Fees. Performance Fees (realized and unrealized) increased $533.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to higher investment appreciation in our U.S. and Asia buyout funds for three months ended March 31, 2017 as compared to these funds for three months ended March 31, 2016. Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Buyout funds	$537.7	$43.5
Growth Capital funds	28.9	(10.4)
Total	$566.6	$33.1

The $566.6 million of performance fees for the three months ended March 31, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $204.9 million,
•CP V of $186.2 million,
•CAP IV of $145.7 million,
•CEOF of $17.8 million,
•CEP III of $14.5 million, and
•CAP III of $(27.5) million.

The $33.1 million of performance fees for the three months ended March 31, 2016 was driven by performance fees recognized from the following funds:

•CP V of $60.8 million,
•CEP III of $6.7 million,
•CAP III of $(17.3) million, and
•CEOF of $(7.1) million.

Performance fees of $566.6 million and $33.1 million are inclusive of performance fees reversed of approximately $55.5 million and $46.4 million for the three months ended March 31, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2017	2016
Buyout funds	9%	1%
Growth Capital funds	7%	(2)%
Total	9%	1%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net Performance Fees	$312.7	$19.2

Percentage of Total Performance Fees	55%	58%

Unrealized performance fees reflect the difference between total performance fees and realized performance fees. The recognition of realized performance fees results in a reversal of accumulated unrealized performance fees, generally resulting in minimal impact on total performance fees. Because unrealized performance fees are reversed upon a realization event, in periods where the Partnership generates significant realized performance fees unrealized performance fees may be negative even in periods of portfolio appreciation.

Total investment income. Total investment income (realized and unrealized) for the three months ended March 31, 2017 was $5.7 million as compared to total investment loss of $1.6 million for the three months ended March 31, 2016. The increase in total investment income from the three months ended March 31, 2016 to the three months ended March 31, 2017 relates primarily to unrealized gains in foreign currency hedges for the three months ended March 31, 2017 as compared to unrealized losses on foreign currency hedges for the three months ended March 31, 2016 and higher appreciation on investments in our U.S. and Asia buyout funds for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Additionally, investments in our Europe buyout funds appreciated during the three months ended March 31, 2017 as compared to depreciation on investments in our Europe buyout funds during the three months ended March 31, 2016.

Equity-based compensation. Equity-based compensation was $15.0 million for the three months ended March 31, 2017, a decrease of $2.8 million from $17.8 million for the three months ended March 31, 2016.

Fee-earning AUM as of and for the Three Months Ended March 31, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2017	2016
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,679	$25,855
Fee-earning AUM based on invested capital	9,580	12,860
Fee-earning AUM based on lower of cost or fair value	1,619	2,194
Total Fee-earning AUM	$36,878	$40,909
Weighted Average Management Fee Rates (2)
All Funds	1.29%	1.27%
Funds in Investment Period	1.44%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2017	2016
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,327	$40,926
Inflows, including Fee-paying Commitments (1)	486	267
Outflows, including Distributions (2)	(86)	(727)
Market Appreciation/(Depreciation) (3)	(13)	—
Foreign Exchange and other (4)	164	443
Balance, End of Period	$36,878	$40,909

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $36.9 billion at March 31, 2017, an increase of $0.6 billion, or approximately 2%, compared to $36.3 billion at December 31, 2016. The increase was driven by inflows of $0.5 billion primarily in our latest vintage Asia growth fund, Carlyle Asia Growth Partners V, L.P. ("CAGP V"), and our first long dated private equity fund, Carlyle Global Partners, L.P. ("CGP"), as well as foreign exchange gains of $0.2 billion primarily in our Europe and Japan buyout funds.

Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $36.9 billion at March 31, 2017, a decrease of $4.0 billion, or approximately 10%, compared to $40.9 billion at March 31, 2016. Driving the decrease were outflows of $4.8 billion primarily driven by dispositions in CP V, CEP III, CAP II, CGFSP I and several other funds outside of the original investment period, as well as $0.4 billion of foreign exchange losses primarily in our Europe buyout and growth funds. Offsetting the decrease were inflows of $1.4 billion primarily attributable to new limited partner capital invested by CGP, in addition to investments in several of our funds based on invested capital.
Fee-earning AUM was flat at $40.9 billion at both March 31, 2016 and December 31, 2015. Changes in activity included inflows of $0.3 billion, primarily a result of limited partner commitments raised by CEOF II and foreign exchange gains of $0.4 billion, primarily attributable to our Europe buyout funds, and outflows of $0.7 billion from distributions in several funds outside of the original investment period.
Total AUM as of and for the Three Months Ended March 31, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2017
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$17,499	$33,365	$50,864
Commitments (1)	167	—	167
Capital Called, net (2)	(1,863)	1,857	(6)
Distributions (3)	222	(1,119)	(897)
Market Appreciation/(Depreciation) (4)	—	2,611	2,611
Foreign Exchange and other (5)	75	156	231
Balance, End of Period	$16,100	$36,870	$52,970

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $53.0 billion at March 31, 2017, an increase of $2.1 billion, or approximately 4%, compared to $50.9 billion as of December 31, 2016. This increase was driven by $2.6 billion of market appreciation due to a 9% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 9% ($2.1 billion) while our public portfolio appreciated 12% ($0.5 billion). The carry funds driving appreciation for the period included $1.0 billion attributable to CP V, $0.6 billion attributable to CAP IV, and $0.5 billion attributable to CP VI. This decrease was partially offset by distributions of $1.1 billion, of which $0.2 billion were recallable, primarily in our Europe buyout and financial services funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2017					Inception to March 31, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,022.3	2.4x	16%	13%	$7,612.6	$18,022.3	2.4x	16%
CP V	5/2007	$13,719.7	$13,039.4	$26,541.4	2.0x	18%	14%	$8,190.5	$22,470.1	2.7x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€4,120.1	2.0x	36%	20%	€1,884.1	€4,105.9	2.2x	43%
CEP III	12/2006	€5,294.9	€5,096.0	€11,269.5	2.2x	19%	14%	€3,605.5	€8,984.9	2.5x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$2,944.7	1.8x	11%	8%	$1,452.4	$2,829.7	1.9x	12%
CAP III	5/2008	$2,551.6	$2,537.3	$4,563.3	1.8x	18%	12%	$1,969.2	$3,879.0	2.0x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥205,574.9	1.4x	7%	4%	¥70,933.1	¥130,614.4	1.8x	12%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,277.3	2.1x	19%	13%	$807.5	$1,692.2	2.1x	19%
CEOF I	5/2011	$1,119.1	$1,150.6	$1,541.8	1.3x	14%	9%	$221.0	$600.2	2.7x	47%
CETP II	2/2007	€521.6	€436.4	€1,163.8	2.7x	27%	18%	€246.2	€988.0	4.0x	35%
CAGP IV	6/2008	$1,041.4	$954.1	$1,409.1	1.5x	12%	6%	$341.9	$728.8	2.1x	21%
All Other Funds (9)	Various		$4,559.2	$6,969.5	1.5x	16%	7%	$3,362.1	$5,694.2	1.7x	19%
Coinvestments and Other (10)	Various		$9,798.2	$22,825.4	2.3x	36%	33%	$6,326.5	$19,221.9	3.0x	36%
Total Fully Invested Funds			$59,240.4	$126,911.1	2.1x	26%	19%	$44,552.6	$111,634.5	2.5x	28%
Funds in the Investment Period (6)
CP VI	5/2012	$13,000.0	$8,300.3	$10,471.0	1.3x	NM	NM
CEP IV	8/2013	€3,669.5	€2,317.8	€2,432.9	1.0x	NM	NM
CAP IV	11/2012	$3,880.4	$2,320.0	$3,387.2	1.5x	NM	NM
CGP	12/2014	$3,588.0	$1,520.6	$1,533.1	1.0x	NM	NM
CGFSP II	4/2013	$1,000.0	$768.2	$918.8	1.2x	14%	6%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥90,055.2	1.5x	NM	NM
CEOF II	3/2015	$2,400.0	$562.8	$650.3	1.2x	NM	NM
All Other Funds (11)	Various		$1,072.7	$1,193.7	1.1x	NM	NM
Total Funds in the Investment Period			$17,563.8	$21,565.4	1.2x	15%	7%	$1,112.7	$2,755.6	2.5x	64%
TOTAL CORPORATE PRIVATE EQUITY (13)			$76,804.3	$148,476.5	1.9x	26%	18%	$45,665.4	$114,390.1	2.5x	28%

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

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CPF I (June 2012), CCI (December 2012), CETP III (May 2014), and CAGP V (May 2016).

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2017
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$8,454.5	1.1x	1.3x	64%	X		100%	Jun-13	16	May-18
CP V	$5,676.3	1.3x	2.0x	95%	X	X	100%	Jun-07	40	May-13
CAP IV	$3,116.4	1.4x	1.5x	60%	X		100%	Jul-13	15	Nov-18
CEP III	€1,848.3	1.6x	2.2x	96%	X	X	100%	Jul-07	39	Dec-12
CEP IV	€1,729.8	1.0x	1.0x	63%			100%	Sep-14	11	Aug-19
CGP	$1,537.1	1.0x	1.0x	42%			100%	Jan-15	9	Dec-20
CAP III	$1,464.8	1.9x	1.8x	99%	X	X	100%	Jun-08	36	May-14
CEOF I	$1,042.8	1.1x	1.3x	103%	X		80%	Sep-11	23	May-17
CAGP IV	$802.7	1.1x	1.5x	92%			100%	Aug-08	35	Jun-14
CGFSP II	$780.0	1.2x	1.2x	77%	X		100%	Jun-13	16	Dec-17
CJP III	¥82,408.4	1.5x	1.5x	50%	X		100%	Sep-13	15	Feb-20
CGFSP I	$627.6	1.8x	2.1x	98%	X	X	100%	Oct-08	34	Sep-14
CEOF II	$553.9	1.1x	1.2x	23%			80%	Nov-15	6	Mar-21
CJP II	¥60,779.3	1.1x	1.4x	86%			80%	Oct-06	42	Jul-12
CP IV	$280.5	2.9x	2.4x	97%	X	X	80%	Apr-05	48	Dec-10
CAP II	$193.9	1.0x	1.8x	90%		(X)	80%	Mar-06	45	Feb-12
CETP II	€175.5	1.0x	2.7x	84%	X	X	100%	Jan-08	37	Jul-13
All Other Funds (8)	$2,531.0	1.0x	2.1x		NM	NM
Coinvestment and Other (9)	$4,502.3	1.4x	2.3x		NM	NM
Total Corporate Private Equity (10)	$36,865.1	1.2x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CEP II, CAP I, CBPF, CJP I, CEVP, CETP I, CETP III, CCI, CAVP I, CAVP II, CAGP III, CAGP V, Mexico, MENA, CSABF, CSSAF, CPF, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$56.0	$65.2
Portfolio advisory fees, net	0.1	—
Transaction fees, net	—	—
Total fund level fee revenues	56.1	65.2
Performance fees
Realized	13.5	1.8
Unrealized	78.7	97.7
Total performance fees	92.2	99.5
Investment income (loss)
Realized	(8.1)	2.2
Unrealized	5.2	(4.7)
Total investment loss	(2.9)	(2.5)
Interest	0.6	0.5
Other income	0.4	0.4
Total revenues	146.4	163.1
Segment Expenses
Compensation and benefits
Direct base compensation	19.7	20.2
Indirect base compensation	10.9	9.2
Equity-based compensation	8.8	6.2
Performance fee related
Realized	6.8	0.8
Unrealized	19.3	44.8
Total compensation and benefits	65.5	81.2
General, administrative, and other indirect expenses	15.6	14.9
Depreciation and amortization expense	1.8	1.5
Interest expense	4.1	4.0
Total expenses	87.0	101.6
Economic Net Income	$59.4	$61.5
(-) Net Performance Fees	66.1	53.9
(-) Investment Loss	(2.9)	(2.5)
(+) Equity-based Compensation	8.8	6.2
(=) Fee Related Earnings	$5.0	$16.3
(+) Realized Net Performance Fees	6.7	1.0
(+) Realized Investment Income (Loss)	(8.1)	2.2
(=) Distributable Earnings	$3.6	$19.5

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Distributable Earnings

Distributable earnings decreased $15.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2016	$19.5
Increases (decreases):
Increase in realized net performance fees	5.7
Decrease in realized investment income	(10.3)
Decrease in fee related earnings	(11.3)
Total decrease	(15.9)
Distributable earnings, March 31, 2017	$3.6

Realized Net Performance Fees. Realized net performance fees increased $5.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in realized net performance fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to higher realizations in U.S. real estate fund VI in 2017. Realized net performance fees were primarily generated by the following funds for the three months ended March 31, 2017 and 2016, respectively:

Three Months Ended March 31,
2017	2016
CRP VI	CRP VI
CEREP III External Co-Invest

Realized Investment Income (Loss). Realized investment loss for the three months ended March 31, 2017 was $8.1 million as compared to realized investment income of $2.2 million for the three months ended March 31, 2016, a decrease of realized investment income of $10.3 million. The decrease in realized investment income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily related to higher realized investment losses of $8.3 million recorded in the three months ended March 31, 2017 associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements) and lower realized gains on investments in our U.S. real estate funds and the NGP funds.

Fee Related Earnings

Fee related earnings decreased $11.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2016	$16.3
Increases (decreases):
Decrease in fee revenues	(9.1)
Increase in direct and indirect base compensation	(1.2)
Increase in general, administrative and other indirect expenses	(0.7)
All other changes	(0.3)
Total decrease	(11.3)
Fee related earnings, March 31, 2017	$5.0

Fee Revenues. Fee revenues decreased $9.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to the following:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Lower fund management fees	$(9.2)
Higher portfolio advisory fees	0.1
Total decrease in fee revenues	$(9.1)

The decrease in fund management fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily reflects a $4.0 million decrease in catch-up management fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. While there were no significant catch-up management fees for the three months ended March 31, 2017, catch-up management fees of $4.0 million for the three months ended March 31, 2016 were primarily due to subsequent closes in 2016 for our second power fund (“CPP II”) and our first international energy fund (“CIEP I”). Additionally, this decrease is also due to lower assets under management from sales of investments during 2016.

The weighted average management fee rate for funds in the investment period decreased to 1.44% at March 31, 2017 from 1.45% at March 31, 2016 due to new funds being raised with lower management fee rates than our other funds in the original investment period. The total weighted average management fee increased to 1.26% at March 31, 2017 from 1.24% at March 31, 2016.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $1.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased headcount and higher compensation associated with fundraising activities for the three months ended March 31, 2017, partially offset by lower bonus accruals.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The primary driver of the increase was foreign currency losses recorded in the three months ended March 31, 2017 as compared to foreign currency gains recorded in the three months ended March 31, 2016. This increase was partially offset by lower professional fees.

Economic Net Income
Economic net income decreased $2.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in economic net income for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income, March 31, 2016	$61.5
Increases (decreases):
Increase in net performance fees	12.2
Increase in investment loss	(0.4)
Increase in equity-based compensation	(2.6)
Decrease in fee related earnings	(11.3)
Total decrease	(2.1)
Economic net income, March 31, 2017	$59.4
Performance Fees. Performance fees (realized and unrealized) decreased $7.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to lower appreciation from our real estate funds, partially offset by performance fees generated by the NGP funds.
Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Real Estate funds	$54.3	$99.7
Natural Resources funds	37.4	0.1
Legacy Energy funds	0.5	(0.3)
Total	$92.2	$99.5

The $92.2 million of performance fees for the three months ended March 31, 2017 was driven primarily by performance fees recognized from the following funds:

•NGP XI of $35.6 million,
•CRP V of $24.9 million,
•CRP VII of $21.0 million, and
•CRP III of $7.8 million.

The $99.5 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $47.5 million,
•CRP VII of $23.9 million,
•CRP VI of $16.9 million, and
•CRP III of $12.8 million.
Performance fees of $92.2 million and $99.5 million are inclusive of performance fees reversed of approximately $7.7 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2017	2016
Real Estate funds	5%	8%
Natural Resources funds	7%	(2)%
Legacy Energy funds	3%	(3)%
Total	5%	1%
Net performance fees for the three months ended March 31, 2017 were $66.1 million, representing an increase of $12.2 million from $53.9 million in net performance fees for the three months ended March 31, 2016. The increase was primarily due to increased performance fees from the NGP funds, for which there is no performance fee related compensation expense.
Performance fees earned from the Legacy Energy funds and from NGP funds are primarily allocated to Carlyle and are not otherwise shared or allocated with our investment professionals since the investment teams are employed by Riverstone and NGP, respectively, and not Carlyle. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Total Investment Loss. Total investment loss (realized and unrealized) for the three months ended March 31, 2017 was $2.9 million as compared to total investment loss of $2.5 million for the three months ended March 31, 2016. The increase in total investment loss for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to higher investment losses associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements). This investment loss was partially offset by investment gains of approximately $3.9 million associated with our investments in NGP for the three months ended March 31, 2017 as compared to approximately $2.4 million of investment losses associated with our investments in NGP for the three months ended March 31, 2016.
Equity-based Compensation. Equity-based compensation was $8.8 million for the three months ended March 31, 2017, an increase of $2.6 million from $6.2 million for the three months ended March 31, 2016. The increase is primarily attributable to equity-based compensation expense in connection with the March 2017 agreement with NGP (see Note 5 to the unaudited condensed consolidated financial statements).

Fee-earning AUM as of and for the Three Months Ended March 31, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2017	2016
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,991	$12,728
Fee-earning AUM based on invested capital (2)	13,453	16,966
Fee-earning AUM based on net asset value	397	—
Fee-earning AUM based on lower of cost or fair value and other (3)	316	957
Total Fee-earning AUM (4)	$27,157	$30,651
Weighted Average Management Fee Rates (5)
All Funds	1.26%	1.24%
Funds in Investment Period	1.44%	1.45%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of March 31, 2017, the Legacy Energy Funds had, in the aggregate, approximately $6.4 billion in AUM and $5.1 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of March 31, 2017, the NGP management fee funds and carry funds had, in the aggregate, approximately $10.2 billion in AUM and $10.0 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% interest in management fees earned by the Legacy Energy funds and 55% interest in management fees earned by the NGP management fee funds and carry funds. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2017	2016
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,487	$30,905
Inflows, including Fee-paying Commitments (1)	185	329
Outflows, including Distributions (2)	(566)	(654)
Market Appreciation/(Depreciation) (3)	18	(8)
Foreign Exchange and other (4)	33	79
Balance, End of Period	$27,157	$30,651

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.2 billion at March 31, 2017, a decrease of $0.3 billion, or approximately 1%, compared to $27.5 billion at December 31, 2016. This decrease was driven by outflows of $0.6 billion, primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.2 billion, primarily related to new limited partner capital invested in CPI and purchases by funds with fees based on invested capital. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $27.2 billion at March 31, 2017, a decrease of $3.5 billion, or 11%, compared to $30.7 billion at March 31, 2016. This decrease was driven by outflows of $4.8 billion, including dispositions in various funds with fees based on invested capital, primarily in our NGP carry and management fee funds, Legacy Energy funds, and in our Asia, Europe, and US real estate funds. The decrease was partially offset by inflows of $1.4 billion, primarily due to new limited partner capital invested in CPI and purchases by several funds and external coinvestment vehicles outside their original investment period.

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
Total AUM as of and for the Three Months Ended March 31, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2017
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, Beginning of Period	$11,573	$22,679	$34,252
Commitments (1)	862	—	862
Capital Called, net (2)	(659)	602	(57)
Distributions (3)	137	(827)	(690)
Market Appreciation/(Depreciation) (4)	—	1,162	1,162
Foreign Exchange and other (5)	3	42	45
Balance, End of Period	$11,916	$23,658	$35,574

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $35.6 billion at March 31, 2017, an increase of $1.3 billion, or approximately 4%, compared to $34.3 billion at December 31, 2016. The increase was driven by new commitments of $0.9 billion resulting from new funds raised in CPI and various coinvestments, and market appreciation of $1.2 billion. Carry fund market appreciation of 5% was driven by a 7% ($1.0 billion) increase in our private portfolio and a 1% ($0.0 billion) increase in our public portfolio. The carry funds driving appreciation for the period included $0.4 billion attributable to NGP XI, $0.1 billion attributable to Energy IV, and $0.1 billion attributable to CRP VII . This increase was partially offset by distributions of $0.8 billion, of which $0.1 billion were recallable.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2017, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2017					As of March 31, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,744.8	3.3x	44%	30%	$522.5	$1,744.8	3.3x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,844.5	1.5x	7%	4%	$885.0	$1,566.7	1.8x	11%
CRP V	11/2006	$3,000.0	$3,293.5	$5,430.2	1.6x	12%	9%	$2,917.3	$4,911.6	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,106.2	$3,875.1	1.8x	30%	21%	$1,382.8	$2,822.8	2.0x	35%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€798.2	€135.6	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,019.4	€2,354.9	1.2x	3%	0%	€1,432.6	€1,892.8	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,289.8	1.2x	4%	1%	$757.0	$914.0	1.2x	4%
NGP X	1/2012	$3,586.0	$3,211.2	$3,908.3	1.2x	8%	5%	$1,237.5	$2,426.5	2.0x	40%
Energy II	7/2002	$1,100.0	$1,334.8	$3,140.0	2.4x	81%	55%	$1,116.2	$3,138.5	2.8x	94%
Energy III	10/2005	$3,800.0	$3,569.7	$5,429.7	1.5x	10%	7%	$2,510.6	$5,049.3	2.0x	17%
Energy IV	12/2007	$5,979.1	$6,226.2	$8,101.7	1.3x	9%	5%	$3,042.2	$5,392.7	1.8x	23%
Renew II	3/2008	$3,417.5	$2,869.4	$4,112.6	1.4x	9%	6%	$1,434.3	$2,240.1	1.6x	14%
All Other Funds(9)	Various		$2,939.5	$3,259.7	1.1x	4%	Neg	$2,592.1	$2,922.8	1.1x	5%
Coinvestments and Other(10)	Various		$5,533.3	$9,103.3	1.6x	17%	13%	$3,914.7	$7,186.8	1.8x	21%
Total Fully Invested Funds			$37,479.5	$54,642.9	1.5x	12%	7%	$25,251.4	$43,233.5	1.7x	18%
Funds in the Investment Period(6)
CRP VII	3/2014	$4,161.6	$2,363.3	$2,997.3	1.3x	NM	NM
CIEP I	9/2013	$2,500.0	$497.3	$710.5	1.4x	NM	NM
NGP XI	6/2014	$5,325.0	$2,781.5	$3,695.0	1.3x	NM	NM
CPP II	6/2014	$1,526.9	$501.0	$532.8	1.1x	NM	NM
All Other Funds(11)	Various		$762.3	$829.8	1.1x	NM	NM
Total Funds in the Investment Period			$6,905.4	$8,765.3	1.3x	27%	15%	$253.6	$515.9	2.0x	NM
TOTAL Real Assets(13)			$44,384.8	$63,408.3	1.4x	12%	8%	$25,505.0	$43,749.4	1.7x	18%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990. For our Real Assets segment our first fund was formed in 1997. For our Global Market Strategies segment our first carry fund was formed in 2004.

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP, CPI and CCR. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP, May 2016 for CPI, and October 2016 for CCR.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2017
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$3,249.8	1.3x	1.3x	52%	X		80%	Feb-15	9	Oct-19
Energy IV	$3,088.8	0.8x	1.3x	104%	(X)		80%	Feb-08	37	Dec-13
CRP VII	$2,921.0	1.2x	1.3x	57%	X		80%	Jun-14	12	Mar-19
Renew II	$2,038.6	1.3x	1.4x	84%	(X)		80%	Mar-08	37	May-14
NGP X	$1,620.0	0.8x	1.2x	90%			80%	Jan-12	21	May-17
CRP VI	$1,175.3	1.5x	1.8x	90%	X	X	50%	Mar-11	25	Mar-16
CRP V	$1,153.4	1.9x	1.6x	110%	X		50%	Nov-06	42	Nov-11
CIEP I	$683.9	1.4x	1.4x	20%			80%	Oct-13	14	Sep-19
CRP IV	$675.1	2.0x	1.5x	126%			50%	Jan-05	49	Dec-09
CPP II	$515.7	1.1x	1.1x	33%			80%	Sep-14	11	Apr-21
CEREP III	€421.1	0.8x	1.2x	91%			67%	Jun-07	40	May-11
CRP III	$372.7	110.9x	3.3x	93%	X	X	50%	Mar-01	65	May-05
Energy III	$361.9	0.3x	1.5x	94%		(X)	80%	Nov-05	46	Oct-11
CIP	$340.8	1.2x	1.2x	94%			80%	Oct-06	42	Sep-12
All Other Funds(8)	$825.7	0.7x	1.3x		NM	NM
Coinvestment and Other(9)	$2,222.7	1.3x	1.6x		NM	NM
Total Real Assets(10)	$21,695.8	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
Global Market Strategies is now focused on building our global credit business. We conducted a review in 2016 of the segment in order to realign and reorganize certain of the segment’s operations. We have exited our hedge fund business (ESG in 2016 and Claren Road in January 2017) and are in the process of winding down our remaining commodities positions. In the near to mid term, this segment will incur additional expenses to build the credit business, raise additional capital and to wind down the remaining commodities positions.
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road (through January 2017), ESG (through June 2016) and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$48.1	$51.1
Portfolio advisory fees, net	0.1	0.1
Transaction fees, net	—	—
Total fund level fee revenues	48.2	51.2
Performance fees
Realized	5.6	1.8
Unrealized	14.5	(0.3)
Total performance fees	20.1	1.5
Investment income (loss)
Realized	2.4	0.8
Unrealized	4.2	(2.1)
Total investment income (loss)	6.6	(1.3)
Interest	1.6	1.5
Other income	3.4	1.1
Total revenues	79.9	54.0
Segment Expenses
Compensation and benefits
Direct base compensation	17.1	23.2
Indirect base compensation	6.6	8.2
Equity-based compensation	4.3	5.0
Performance fee related
Realized	2.7	0.8
Unrealized	6.8	(1.1)
Total compensation and benefits	37.5	36.1
General, administrative, and other indirect expenses	23.2	19.2
Depreciation and amortization expense	1.2	1.5
Interest expense	2.6	2.7
Total expenses	64.5	59.5
Economic Net Income (Loss)	$15.4	$(5.5)
(-) Net Performance Fees	10.6	1.8
(-) Investment Income (Loss)	6.6	(1.3)
(+) Equity-based Compensation	4.3	5.0
(=) Fee Related Earnings	$2.5	$(1.0)
(+) Realized Net Performance Fees	2.9	1.0
(+) Realized Investment Income	2.4	0.8
(=) Distributable Earnings	$7.8	$0.8

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Distributable Earnings

Distributable earnings increased $7.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2016	$0.8
Increases (decreases):
Increase in realized net performance fees	1.9
Increase in realized investment income	1.6
Increase in fee related earnings	3.5
Total increase	7.0
Distributable earnings, March 31, 2017	$7.8

Realized Net Performance Fees. Realized net performance fees increased $1.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. All of the realized net performance fees were generated by the business development companies and the structured credit funds for the three months ended March 31, 2017. Net realized performance fees generated by the structured credit funds contributed to realized net performance fees for the three months ended March 31, 2016.

Realized Investment Income. Realized investment income for the three months ended March 31, 2017 was $2.4 million compared to realized investment income of $0.8 million for the three months ended March 31, 2016. The increase in realized investment income for the three months ended March 31, 2017 was primarily due to higher realizations on investments in our structured credit funds.

Fee Related Earnings

Fee related earnings increased $3.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2016	$(1.0)
Increases (decreases):
Decrease in fee revenues	(3.0)
Decrease in direct and indirect base compensation	7.7
Increase in general, administrative and other indirect expenses	(4.0)
All other changes	2.8
Total increase	3.5
Fee related earnings, March 31, 2017	$2.5

Fee Revenues. Fee revenues decreased $3.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to a decrease in fund management fees. The decrease in fund management fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the separation from the hedge funds and lower basis on certain carry funds, partially offset by the activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”) and a $2.5 million increase in catch-up management fees as a result of increased commitments and subsequent closings for our fourth distressed and corporate opportunities fund (“CSP IV”).

The weighted average management fee rate on our carry funds decreased slightly from 1.38% at March 31, 2016 to 1.37% at March 31, 2017. The effective management fee rate of new fee-earning commitments raised in CSP IV remained close to the segment average.
Direct and indirect base compensation expense. Direct and indirect base compensation expense decreased $7.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to lower headcount from the separation of the hedge fund businesses. Also, included in our direct and indirect compensation expense for the three months ended March 31, 2017 is $1.2 million associated with fundraising activities, which is $1.3 million lower than the three months ended March 31, 2016.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased legal fees and other expenses for litigation and contingencies of $39.6 million attributable to certain commodities transactions (see Note 10 to the unaudited condensed consolidated financial statements), partially offset by a decrease in general, administrative and other indirect expenses of $35.3 million due to insurance recoveries for litigation costs.
Economic Net Income (Loss)
Economic net income increased $20.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in economic net income (loss) for the three months ended March 31, 2017:

Three Months Ended March 31,
2017 v. 2016
(Dollars in Millions)
Economic net loss, March 31, 2016	$(5.5)
Increases (decreases):
Increase in net performance fees	8.8
Increase in investment income	7.9
Decrease in equity-based compensation	0.7
Increase in fee related earnings	3.5
Total increase	20.9
Economic net income, March 31, 2017	$15.4

Performance Fees. Performance fees (realized and unrealized) for the three months ended March 31, 2017 and 2016 are from the following types of funds:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Carry funds	$13.5	$(1.5)
Hedge funds	—	1.4
Structured credit funds	1.8	1.6
Business development companies	4.8	—
Performance fees	$20.1	$1.5

The $20.1 million of performance fees for the three months ended March 31, 2017 was driven primarily by performance fees recognized from the following funds:

•Carlyle Strategic Partners III, L.P. (“CSP III”) of $8.6 million,
•CSP IV of $5.6 million,
•Carlyle Strategic Partners II, L.P. (“CSP II”) of $5.1 million,
•Business development companies of $4.8 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(5.8) million.

The $1.5 million of performance fees for the three months ended March 31, 2016 was driven by performance fees recognized from the following funds:

•CMP II of $3.3 million,
•Vermillion funds of $1.1 million,
•CLOs of $1.6 million, and
•CSP III of $(5.6) million.

Performance fees of $20.1 million and $1.5 million are inclusive of performance fees reversed of approximately $5.8 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended March 31,
	2017	2016
Carry funds	7%	(12)%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net Performance Fees	$10.6	$1.8

Percentage of Total Performance Fees	53%	NM

The increase in net performance fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to increased performance fees generated from our carry funds and business development companies in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the three months ended March 31, 2017 was $6.6 million compared to total investment loss of $1.3 million for the three months ended March 31, 2016. The increase in investment income relates primarily to appreciation on our carry funds and certain U.S.-denominated collateralized loan obligations for the three months ended March 31, 2017 as compared to depreciation on our carry funds and investments in U.S.-denominated collateralized loan obligations for the three months ended March 31, 2016.

Equity-based Compensation. Equity-based compensation was $4.3 million for the three months ended March 31, 2017, a decrease of $0.7 million from $5.0 million for the three months ended March 31, 2016.

Fee-earning AUM as of and for the Three Months Ended March 31, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2017	2016
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$2,579
Fee-earning AUM based on invested capital	1,278	1,650
Fee-earning AUM based on collateral balances, at par	16,347	17,182
Fee-earning AUM based on net asset value	5	5,716
Fee-earning AUM based on other (2)	1,786	1,471
Total Fee-earning AUM	$24,442	$28,598
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.37%	1.47%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2017	2016
Global Market Strategies	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$24,126	$30,972
Inflows, including Fee-paying Commitments (1)	1,064	349
Outflows, including Distributions (2)	(47)	(223)
Subscriptions, net of Redemptions (3)	—	(1,448)
Changes in CLO collateral balances (4)	(738)	(976)
Market Appreciation/(Depreciation) (5)	—	(433)
Foreign Exchange and other (6)	37	357
Balance, End of Period	$24,442	$28,598

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

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

Fee-earning AUM was $24.4 billion at March 31, 2017, an increase of $0.3 billion, or approximately 1%, compared to $24.1 billion at December 31, 2016. The increase was driven by net inflows of $1.1 billion primarily due to new commitments raised in CSP IV. This increase was partially offset by $0.7 billion of decreases in our CLO collateral balances. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $24.4 billion at March 31, 2017, a decrease of $4.2 billion, or approximately 15%, compared to $28.6 billion at March 31, 2016. This decrease was driven by divestment activity of $4.4 billion related to the transfer of our ESG and Claren Road hedge fund assets back to their founders, as well as net redemptions in our hedge funds of $1.3 billion, primarily in our hedge funds at Claren Road and ESG. This decrease was partially offset by net inflows of $2.6 billion, primarily related to fundraising in CSP IV.
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
Total AUM as of and for the Three Months Ended March 31, 2017.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2017
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$6,774	$22,625	$29,399
Commitments (1)	358	—	358
Capital Called, net (2)	(188)	177	(11)
Distributions (3)	21	(160)	(139)
Subscriptions, net of Redemptions (4)	—	(7)	(7)
Changes in CLO collateral balances (5)	—	(370)	(370)
Market Appreciation/(Depreciation) (6)	—	127	127
Foreign Exchange and other (7)	6	63	69
Balance, End of Period (8)	$6,971	$22,455	$29,426

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(8)
Ending balance is comprised of approximately $18.3 billion from our structured credit /other structured product funds, $9.4 billion (including $7.0 billion of Available Capital) in our carry funds, and $1.7 billion from our business development companies.

Total AUM was $29.4 billion at March 31, 2017, which was flat compared to $29.4 billion at December 31, 2016. First quarter activity primarily consisted of $0.4 billion of new commitments raised primarily in CSP IV and $0.1 billion of market appreciation primarily attributable to gains in our distressed debt carry funds. Offsetting this activity was a decrease of $0.4 billion in our CLO collateral balances.

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

The following table reflects the performance of carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of March 31, 2017, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of March 31, 2017			Inception to March 31, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Market Strategies (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,474.1	1.8x	17%	12%
CSP III	8/2011	$702.8	$696.1	$1,124.9	1.6x	34%	22%
CEMOF I	12/2010	$1,382.5	$1,242.4	$1,113.5	0.9x	Neg	Neg
All Other Funds(8)			$1,438.5	$1,998.1	1.4x	12%	7%
Coinvestments and Other(9)			$624.8	$578.6	0.9x	Neg	Neg
Total Fully Invested Funds			$5,354.2	$7,289.1	1.4x	13%	7%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$317.5	$379.0	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$202.4	$222.0	1.1x	NM	NM
All Other Funds			$21.5	$21.5	1.0x	NM	NM
Total Funds in the Investment Period			$541.4	$622.5	1.1x	NM	NM
TOTAL Global Market Strategies			$5,895.6	$7,911.6	1.3x	13%	7%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Market Strategies segment our first carry fund was formed in 2004.

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

(8)	Aggregate includes the following funds: CMP I, CMP II, CSP I, and CASCOF.

(9)	Includes coinvestments and certain other stand-alone investments arranged by us.

(10)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2017
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$573.8	0.5x	0.9x	90%			100%	Dec-10	26	Dec-15
CSP III	$499.5	1.4x	1.6x	99%	X		80%	Dec-11	22	Aug-15
CSP IV	$270.5	1.2x	1.2x	13%	X		n/a	Feb-17	1	Jun-20
CEMOF II	$215.7	1.0x	1.1x	7%			100%	Dec-15	6	Feb-20
CSP II	$167.7	1.0x	1.8x	100%	X		80%	Dec-07	38	Jun-11
All Other Funds (8)	$214.9	0.8x	1.4x		NM	NM
Coinvestment and Other (9)	$469.4	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,411.5	0.8x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CSP I, CMP I, CMP II, CSC, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Investment Solutions
In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, primary investments, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. As a result, the Partnership has substantially wound down the operations of DGAM.
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$35.8	$36.4
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—
Total fund level fee revenues	35.8	36.4
Performance fees
Realized	12.6	2.2
Unrealized	23.2	11.7
Total performance fees	35.8	13.9
Investment income (loss)
Realized	0.1	—
Unrealized	1.1	(1.0)
Total investment income (loss)	1.2	(1.0)
Interest	0.1	0.1
Other income	0.1	0.1
Total revenues	73.0	49.5
Segment Expenses
Compensation and benefits
Direct base compensation	16.1	18.6
Indirect base compensation	2.8	2.8
Equity-based compensation	2.0	2.4
Performance fee related
Realized	12.1	1.7
Unrealized	19.0	11.8
Total compensation and benefits	52.0	37.3
General, administrative, and other indirect expenses	6.8	9.4
Depreciation and amortization expense	0.8	0.9
Interest expense	1.5	1.6
Total expenses	61.1	49.2
Economic Net Income	$11.9	$0.3
(-) Net Performance Fees	4.7	0.4
(-) Investment Income (Loss)	1.2	(1.0)
(+) Equity-based Compensation	2.0	2.4
(=) Fee Related Earnings	$8.0	$3.3
(+) Realized Net Performance Fees	0.5	0.5
(+) Realized Investment Income	0.1	—
(=) Distributable Earnings	$8.6	$3.8

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Distributable Earnings

Distributable earnings increased $4.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2016	$3.8
Increases (decreases):
Increase in realized investment income	0.1
Increase in fee related earnings	4.7
Total increase	4.8
Distributable earnings, March 31, 2017	$8.6

Fee Related Earnings

Fee related earnings increased $4.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2016	$3.3
Increases (decreases):
Decrease in fee revenues	(0.6)
Decrease in direct and indirect base compensation	2.5
Decrease in general, administrative and other indirect expenses	2.6
All other changes	0.2
Total increase	4.7
Fee related earnings, March 31, 2017	$8.0

Fee Revenues. Total fee revenues decreased $0.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the wind down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $3.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These decreases were partially offset by increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, including $1.2 million of catch-up management fees in the three months ended March 31, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense decreased $2.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to lower headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to lower professional fees and real estate costs.

Economic Net Income
Economic net income increased $11.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The following table provides the components of the change in economic net income for the three months ended March 31, 2017:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income, March 31, 2016	$0.3
Increases (decreases):
Increase in net performance fees	4.3
Increase in investment income	2.2
Decrease in equity-based compensation	0.4
Increase in fee related earnings	4.7
Total increase	11.6
Economic net income, March 31, 2017	$11.9
Performance Fees. Performance fees (realized and unrealized) for the three months ended March 31, 2017 and 2016 are from the following types of funds:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Private equity fund vehicles	$35.0	$13.4
Real estate fund vehicles	0.8	0.5
Total performance fees	$35.8	$13.9
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest with respect to the historical investments and commitments to our AlpInvest fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest with respect to commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).
The increase in performance fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to higher appreciation in our carry funds in 2017. Overall, our carry funds appreciated 3% in the three months ended March 31, 2017 while remaining flat in the three months ended March 31, 2016.

The $35.8 million of performance fees for the three months ended March 31, 2017 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $5.6 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $3.9 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $3.7 million, and
•Co-investment Fund & Secondaries Fund (2010) of $1.9 million.
The $13.9 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $3.7 million,
•Partnership Fund (2008) of $2.2 million,
•Co-investment Fund & Secondaries Fund (2010) of $1.9 million, and
•Partnership Fund (2007) of $1.5 million.

Performance fees of $35.8 million and $13.9 million are inclusive of performance fees reversed of approximately $2.1 million for the three months ended March 31, 2016. There were no significant performance fees reversed for the three months ended March 31, 2017.
The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended March 31,
	2017	2016
Carry funds	3%	—%
Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles.
Net performance fees for the three months ended March 31, 2017 were $4.7 million, representing an increase of $4.3 million from $0.4 million in net performance fees for the three months ended March 31, 2016. The increase in net performance fees was due to the appreciation of the carry funds for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Equity-based Compensation. Equity-based compensation was $2.0 million for the three months ended March 31, 2017, a decrease of $0.4 million from $2.4 million for the three months ended March 31, 2016.
Fee-earning AUM as of and for the Three Months Ended March 31, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2017	2016
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,917	$8,994
Fee-earning AUM based on invested capital (2)	1,214	1,230
Fee-earning AUM based on net asset value	704	1,546
Fee-earning AUM based on lower of cost or fair market value	16,593	18,411
Total Fee-earning AUM	$26,428	$30,181

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2017	2016
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,054	$28,191
Inflows, including Fee-paying Commitments (1)	1,001	1,787
Outflows, including Distributions (2)	(1,967)	(500)
Subscriptions, net of Redemptions (3)	—	(266)
Market Appreciation/(Depreciation) (4)	19	(143)
Foreign Exchange and other (5)	321	1,112
Balance, End of Period	$26,428	$30,181

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $26.4 billion at March 31, 2017, a decrease of $0.7 billion, or approximately 3%, compared to $27.1 billion at December 31, 2016. This was driven by outflows, including distributions of $2.0 billion, primarily in our AlpInvest carry funds. This was partially offset by inflows, including fee-paying commitments of $1.0 billion, due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $0.3 billion from translating our Euro-denominated AlpInvest Fee-earning AUM to USD. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $26.4 billion at March 31, 2017, a decrease of $3.8 billion, or approximately 13%, compared to $30.2 billion at March 31, 2016. This decrease was a result of outflows of $7.6 billion from our Alpinvest and Metropolitan carry funds outside of the commitment fee period, net redemptions in our DGAM fund of hedge funds vehicles of $1.9 billion, and foreign exchange losses of $0.8 billion from translating our Euro-denominated AlpInvest Fee-earning AUM to USD. This was offset by inflows, including fee-paying commitments of $6.4 billion primarily in our AlpInvest carry funds.

Fee-earning AUM was $30.2 billion at March 31, 2016, an increase of $2.0 billion, or approximately 7%, compared to $28.2 billion at December 31, 2015. This was driven by inflows of $1.8 billion, due to activation of previously raised mandates in our AlpInvest carry funds and fundraising in our Metropolitan carry funds, and foreign exchange gains of $1.1 billion in our Euro-denominated AlpInvest carry funds. This was offset by outflows of $0.5 billion, primarily in our AlpInvest carry funds, and net redemptions in our DGAM fund of hedge funds vehicles of $0.3 billion.

Total AUM as of and for the Three Month Period Ended March 31, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2017
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$14,294	$28,798	$43,092
Commitments (1)	1,343	—	1,343
Capital Called, net (2)	(876)	807	(69)
Distributions (3)	43	(1,987)	(1,944)
Market Appreciation/(Depreciation) (4)	—	1,041	1,041
Foreign Exchange and other (5)	72	437	509
Balance, End of Period	$14,876	$29,096	$43,972

(1)	Represents capital raised by our carry fund vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our carry fund vehicles, net of fund fees and expenses.

(3)	Represents distributions from our carry fund vehicles, net of amounts recycled.

(4)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund vehicles. Fair market values for carry fund vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2016) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2017.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $44.0 billion at March 31, 2017, an increase of $0.9 billion, compared to $43.1 billion at December 31, 2016. This increase was driven by $1.3 billion of new commitments and $1.0 billion of market appreciation, both primarily in our AlpInvest carry funds. Offsetting this increase was $1.9 billion of distributions mainly in our AlpInvest carry funds.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2017
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)(10)	Net IRR(7)(10)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,488.3	€7,375.9	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€5,081.6	€7,966.0	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,462.1	€20,947.5	1.6x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,013.3	€7,412.1	1.5x	15%	15%
Main Fund V - Fund Investments	2012	€5,080.0	€3,317.3	€3,836.1	1.2x	9%	8%
Main Fund VI - Fund Investments	2015	€1,106.4	€264.6	€252.3	1.0x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€502.3	€955.0	1.9x	59%	55%
Main Fund II - Secondary Investments	2003	€998.4	€1,063.8	€1,941.0	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,459.0	€3,650.8	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€2,017.0	€3,328.1	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,723.4	€5,237.8	1.4x	21%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€943.0	€2,600.2	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,976.3	€4,026.6	1.4x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,426.3	€3,717.8	2.6x	25%	23%
Main Fund V - Co-Investments	2012	€1,122.2	€1,089.5	€2,356.2	2.2x	35%	32%
Main Fund II - Mezzanine Investments	2004	€700.0	€799.0	€1,090.3	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,092.3	€2,791.9	1.3x	10%	9%
All Other Funds (9)	Various		€2,021.2	€2,776.0	1.4x	14%	11%
Total Fully Committed Funds			€52,740.4	€82,261.7	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2016	€3,660.6	€134.1	€132.9	1.0x	NM	NM
Main Fund VI - Co-Investments	2014	€1,115.0	€914.6	€1,140.0	1.2x	19%	16%
All Other Funds (9)	Various		€548.0	€656.9	1.2x	17%	12%
Total Funds in the Commitment Period			€1,596.7	€1,929.8	1.2x	19%	15%
TOTAL INVESTMENT SOLUTIONS			€54,337.1	€84,191.5	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$58,120.8	$90,054.0	1.5x
Note: Investment Solutions Fund Performance excludes the impact of Metropolitan Real Estate investment vehicles. As of March 31, 2017, these investment vehicles had a combined fair value of $1.1 billion.

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of March 31, 2017, these excluded investments represent $0.3 billion of AUM at AlpInvest.

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

(10)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2017. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $0.8 billion at March 31, 2017. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $148.9 million at March 31, 2017. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $839 million as of March 31, 2017. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.92% at March 31, 2017).
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
Our balance sheet at March 31, 2017 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility at March 31, 2017.

On April 6, 2017, the Partnership borrowed $250 million against the $750.0 million revolving credit facility.

CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (2)	Interest Rate as of March 31, 2017
October 3, 2013	$13.5	(1)	$13.2	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		20.6		July 15, 2027	2.82%	(4)
	$34.1		$33.8

(1) Original borrowing amount of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months ended March 31, 2017.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity.

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the Partnership to purchase eligible interests in CLOs. This master credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread and an applicable margin. Interest will be due quarterly. As of March 31, 2017, no term loans had been issued under this master credit agreement.
European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($66.1 million at March 31, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2017).
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
Promissory Note. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Notes 5 and 7 to the unaudited condensed consolidated financial statements). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.65% at March 31, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.
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
Loans Payable of a Consolidated Real Estate VIE. Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2017, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.
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

Our accrued performance fees by segment as of March 31, 2017, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,830.8	$(4.1)	$1,826.7
Real Assets	528.0	(157.1)	370.9
Global Market Strategies	83.3	—	83.3
Investment Solutions	574.6	—	574.6
Total	$3,016.7	$(161.2)	$2,855.5
Plus: Accrued performance fees from NGP			80.4
Less: Accrued performance fee-related compensation			(1,546.5)
Plus: Receivable for giveback obligations from current and former employees			2.8
Less: Deferred taxes on accrued performance fees			(70.4)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			80.5
Net accrued performance fees excluding compensation and non-controlling interests			1,402.3
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			30.1
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,432.4
As of March 31, 2017, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$956.8
Growth Capital	45.4
Total Corporate Private Equity	1,002.2
Real Assets:
Real Estate	269.3
Natural Resources	88.5
Legacy Energy	(17.2)
Total Real Assets	340.6
Global Market Strategies	42.6
Investment Solutions	47.0
Net accrued performance fees attributable to Carlyle Holdings	$1,432.4
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
Distributions. With respect to distribution year 2017, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $8.8 million, or $0.10 per common unit in respect of the first quarter of 2017, which is payable on May 22, 2017 to common unitholders of record on May 15, 2017. With respect to distribution year 2016, we paid a distribution of approximately $21.4 million to common unitholders in May 2016 in respect of the first quarter of 2016.

Distributions to common unitholders paid during the three months ended March 31, 2017 totaled $13.7 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016. Distributions to common unitholders paid during the three months ended March 31, 2016 totaled $23.6 million, representing the amount paid in March 2016 of $0.29 per common unit in respect of the fourth quarter of 2015.
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
Fund commitments. Generally, we intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our U.S. and European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.

Since our inception through March 31, 2017, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2017, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$2,046.9	$1,363.3	$3,410.2
Real Assets	906.2	655.1	1,561.3
Global Market Strategies	791.8	459.5	1,251.3
Investment Solutions	37.4	111.6	149.0
Total	$3,782.3	$2,589.5	$6,371.8
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.6 billion of unfunded commitments, approximately $2.3 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of March 31, 2017 consist of the following (dollars in millions):

Investments	$1,169.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(286.3)
Less: Strategic equity method investments in NGP Management	(396.4)
Less: Investment in NGP accrued performance fees	(80.4)
Investments excluding non-controlling interests and NGP	405.9
Plus: investments in Consolidated Funds, eliminated in consolidation	179.8
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$585.7
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the three months ended March 31, 2017, we have paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $59.1 million to repurchase and retire 3,695,889 units.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$514.9	$19.7
Net cash provided by (used in) investing activities	(65.8)	1.5
Net cash used in financing activities	(331.4)	(122.8)
Effect of foreign exchange rate changes	10.6	21.3
Net change in cash and cash equivalents	$128.3	$(80.3)
Net Cash Provided by Operating Activities. Net cash provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance fees, the related non-cash performance fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the three months ended March 31, 2017 and 2016 net cash provided by operating activities primarily included the receipt of management fees and realized performance fees, totaling approximately $0.3 billion and $0.4 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative and other expenses of approximately $0.2 billion and $0.3 billion for the three months ended March 31, 2017 and 2016, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2017, investment proceeds were $168.8 million while investment purchases were $56.8 million. During the three months ended March 31, 2016, investment proceeds were $62.3 million as compared to purchases of $22.1 million.
The net cash provided by operating activities for the three months ended March 31, 2017 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2017, purchases of investments by the Consolidated Funds were $691.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $755.6 million. For the three months ended March 31, 2016, purchases of investments by the Consolidated Funds were $320.9 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $177.7 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the three months ended March 31, 2017, cash used in investing activities principally reflects a change in restricted cash balances, primarily due to $65.4 million of proceeds received on behalf of a non-consolidated Carlyle fund vehicle related to the pending sale of an investment by that fund, and purchases of fixed assets. Purchases of fixed assets were $3.7 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented.
In February 2017, the Partnership received net proceeds of €61.8 million ($66.1 million) from the issuance of a European CLO term loan with several financial institutions. See Note 7 to the unaudited condensed consolidated financial statements for more information on this term loan.
Distributions to our common unitholders were $13.7 million and $23.6 million for the three months ended March 31, 2017 and 2016, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $38.9 million and $85.1 million for the three months ended March 31, 2017 and 2016, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2017 and 2016 were $(330.5) million and $7.6 million, respectively. For the three months ended March 31, 2016, contributions from non-controlling interest holders were $4.3 million, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. There were no contributions from the non-controlling interest holders in Consolidated Funds for the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, distributions to non-controlling interest holders were $38.0 million and $23.9 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $10.4 billion at March 31, 2017, an increase of $0.4 billion from December 31, 2016. The increase in total assets was primarily attributable to increases in net accrued performance fees and cash and cash equivalents of $362.0 million and $128.3 million, respectively. These increases were partially offset by a decrease in cash and cash equivalents held at Consolidated Funds of $375.0 million. Cash and cash equivalents, including corporate treasury investments, were approximately $0.9 billion at both March 31, 2017 and December 31, 2016.
Total liabilities were $8.6 billion at March 31, 2017, an increase of $0.1 billion from December 31, 2016. The increase in liabilities was primarily attributable to increases in deferred revenue, debt obligations, accrued compensation and benefits, and amounts due to affiliates of $188.1 million, $66.5 million, $65.0 million, and $60.3 million, respectively. These increases were partially offset by a decrease loans payable of Consolidated Funds of $278.8 million from December 31, 2016 to March 31, 2017.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2017, our total assets were $6.2 billion, including cash and cash equivalents, including corporate treasury investments, of $0.9 billion and net accrued performance fees of $1.4 billion.

Unconsolidated Entities
Our corporate private equity funds and certain of our real estate funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. These lines of credit are used primarily to reduce the overall number of capital calls to investors or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among our funds.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2017 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$250.0	$13.5	$133.8	$1,186.7	$1,584.0
Interest payable(b)	45.3	121.7	119.1	778.3	1,064.4
Contingent cash and other consideration(c)	1.5	37.5	—	—	39.0
Operating lease obligations(d)	38.9	95.6	88.9	328.8	552.2
Capital commitments to Carlyle funds(e)	2,589.5	—	—	—	2,589.5
Tax receivable agreement payments(f)	—	26.8	12.7	95.2	134.7
Loans payable of Consolidated Funds(g)	61.8	196.3	162.4	4,057.9	4,478.4
Loans payable of a consolidated real estate VIE(h)	28.3	57.7	44.9	23.4	154.3
Unfunded commitments of the CLOs(i)	28.6	—	—	—	28.6
Consolidated contractual obligations	3,043.9	549.1	561.8	6,470.3	10,625.1
Loans payable of Consolidated Funds(g)	(61.8)	(196.3)	(162.4)	(4,057.9)	(4,478.4)
Loans payable of a consolidated real estate VIE(h)	(28.3)	(57.7)	(44.9)	(23.4)	(154.3)
Capital commitments to Carlyle funds(e)	(2,285.2)	—	—	—	(2,285.2)
Unfunded commitments of the CLOs(i)	(28.6)	—	—	—	(28.6)
Carlyle Operating Entities contractual obligations	$640.0	$295.1	$354.5	$2,389.0	$3,678.6

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO and matures on the earlier of 2018 or the date that the CLO is dissolved. The term loan entered into during 2016 related to a CLO that was formed in June 2016 and matures on the earlier of 2027 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLOs do not dissolve prior to 2018 or 2027, respectively. Additionally, on April 6, 2017, we borrowed $250 million against the $750.0 million revolving credit facility.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 1.92% on $25.0 million remaining term loan under our senior credit facility and 1.92% on our outstanding revolving credit facility, approximately 1.75% on $13.5 million of our 2013 CLO term loan, approximately 2.82% on $20.6 million of our 2016 CLO retention term loan, and approximately 3.65% on $108.8 million of our NGP promissory note. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions and strategic investment in NGP Management. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 5 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.6 billion of unfunded commitments, approximately $2.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2017, at spreads to market rates pursuant to the debt agreements, and range from 0.98% to 8.63%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of March 31, 2017, at spreads to market rates pursuant to the loan agreements, and range from 13.4% to 19.6%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of December 31, 2016.

(i)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Excluded from the table above are liabilities for uncertain tax positions of $19.4 million at March 31, 2017 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services estimated to be less than $10.0 million of future costs to be incurred; these amounts have been excluded as we are uncertain as to the timing and amount of such payments.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in and fundings for the benefit of Urbplan. From 2013 through March 31, 2017, $375.8 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $128.3 million of the $375.8 million and the remaining $247.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2017, $6.7 million was funded to Urbplan, of which we funded the entire $6.7 million.
No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek opportunities to restructure its existing debt obligations to reduce its cash requirements. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes depending on the circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors. The Partnership does not expect any such additional funding to exceed $25 million.

We may not recover, in whole or in part, the capital that we have invested in or any additional capital that we may elect to invest in Urbplan in the future, and our results of operations could be adversely impacted by impairments, write-downs, lawsuits by customers or creditors, bankruptcy, other claims against Urbplan or us or other losses associated with our investment in Urbplan. Urbplan is currently a party to a significant number of claims filed against Urbplan by its customers. In addition, Urbplan is a party to various litigation, disputes and other potential claims. We do not believe it is probable that the outcome of any existing Urbplan litigation, government investigations and proceedings, disputes, or other potential claims will materially affect us or our consolidated financial statements.
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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, was paid in January 2016 with $63.0 million in cash and $120.0 million in a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership. In December 2016, we repurchased approximately $11.2 million of this promissory note. See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of March 31, 2017 is $49.3 million versus the liabilities recognized on the balance sheet of $29.6 million. Based on the historical and projected performance of our acquisitions, the Partnership believes that approximately $10.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.

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

For additional information related to the U.S. Risk Retention Rules, see “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A of our 2016 Annual Report on Form 10-K.
Guarantees
See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2017.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2016 through March 31, 2017 is as follows:

	Units as of December 31, 2016	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of March 31, 2017
The Carlyle Group L.P. common units	84,610,951	1,055,356	—	166,241	(14,190)	85,818,358
Carlyle Holdings partnership units	241,847,796	—	(437,314)	(166,241)	—	241,244,241
Total	326,458,747	1,055,356	(437,314)	—	(14,190)	327,062,599
The Carlyle Group L.P. common units issued during the period from December 31, 2016 through March 31, 2017 relate to the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2017. Further, The Carlyle Group L.P. common units in the table above includes 7,782 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2016 through March 31, 2017 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2016 through March 31, 2017 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The total units as of March 31, 2017 as shown above exclude approximately 2.2 million common units in connection with the vesting of deferred restricted common units subsequent to March 31, 2017 that will participate in the unitholder distribution that will be paid in May 2017.

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
There was no material change in our market risks during the three months ended March 31, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 10, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended March 31, 2017 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
January 1, 2017 to January 31, 2017 (1)(2)	14,190	$15.24	14,190	$140.9

February 1, 2017 to February 28, 2017 (1)(2)	—	$—	—	$140.9

March 1, 2017 to March 31, 2017 (1)(2)	—	$—	—	$140.9
Total	14,190		14,190

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

(2)
For the period from January 1, 2017 to January 31, 2017, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during this period were subsequently retired.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 3, 2017	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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