Form 10-Q
period 2017-06-30
Carlyle Group L.P.
filed 2017-08-02
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of July 28, 2017 was 91,051,380.

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

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude those funds advised by NGP Energy Capital Management in which Carlyle is not entitled to receive a share of carried interest (or “NGP management fee funds”), collateralized loan obligation vehicles (CLOs), business development companies, and our former hedge fund platform.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$789.9	$670.9
Cash and cash equivalents held at Consolidated Funds	416.1	761.5
Restricted cash	9.4	13.1
Corporate treasury investments	115.4	190.2
Accrued performance fees	3,364.5	2,481.1
Investments	1,302.3	1,107.0
Investments of Consolidated Funds	3,907.7	3,893.7
Due from affiliates and other receivables, net	253.1	227.2
Due from affiliates and other receivables of Consolidated Funds, net	60.1	29.5
Receivables and inventory of a consolidated real estate VIE	167.2	145.4
Fixed assets, net	98.6	106.1
Deposits and other	50.3	39.4
Other assets of a consolidated real estate VIE	33.0	31.5
Intangible assets, net	39.5	42.0
Deferred tax assets	249.3	234.4
Total assets	$10,856.4	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,437.1	$1,265.2
Loans payable of Consolidated Funds	3,721.2	3,866.3
Loans payable of a consolidated real estate VIE at fair value (principal amount of $145.3 million and $144.4 million as of June 30, 2017 and December 31, 2016, respectively)	72.6	79.4
Accounts payable, accrued expenses and other liabilities	305.2	369.8
Accrued compensation and benefits	2,017.8	1,661.8
Due to affiliates	234.8	223.6
Deferred revenue	83.4	54.0
Deferred tax liabilities	78.0	76.6
Other liabilities of Consolidated Funds	448.9	637.0
Other liabilities of a consolidated real estate VIE	173.4	124.5
Accrued giveback obligations	162.2	160.8
Total liabilities	8,734.6	8,519.0
Commitments and contingencies
Partners’ capital (common units 91,051,380 and 84,610,951 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	603.0	403.1
Accumulated other comprehensive loss	(92.4)	(95.2)
Non-controlling interests in consolidated entities	280.5	277.8
Non-controlling interests in Carlyle Holdings	1,330.7	868.3
Total partners’ capital	2,121.8	1,454.0
Total liabilities and partners’ capital	$10,856.4	$9,973.0
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Fund management fees	$238.8	$272.5	$485.1	$562.0
Performance fees
Realized	357.7	389.9	440.9	521.7
Unrealized	185.9	(179.0)	784.3	(165.6)
Total performance fees	543.6	210.9	1,225.2	356.1
Investment income
Realized	26.7	38.9	26.5	51.5
Unrealized	32.3	26.4	78.8	4.2
Total investment income	59.0	65.3	105.3	55.7
Interest and other income	5.6	5.0	16.0	9.7
Interest and other income of Consolidated Funds	45.0	35.9	87.9	64.8
Revenue of a consolidated real estate VIE	16.4	18.4	109.0	42.8
Total revenues	908.4	608.0	2,028.5	1,091.1
Expenses
Compensation and benefits
Base compensation	151.0	149.9	297.0	316.2
Equity-based compensation	88.0	109.0	160.8	184.4
Performance fee related
Realized	166.7	172.4	212.5	234.0
Unrealized	90.4	(75.9)	361.7	(68.0)
Total compensation and benefits	496.1	355.4	1,032.0	666.6
General, administrative and other expenses	95.8	91.4	189.6	173.7
Interest	16.5	15.4	31.5	30.7
Interest and other expenses of Consolidated Funds	78.5	31.6	123.7	55.0
Interest and other expenses of a consolidated real estate VIE	18.4	52.4	138.0	75.8
Other non-operating expenses	0.1	0.7	0.1	4.5
Total expenses	705.4	546.9	1,514.9	1,006.3
Other income
Net investment gains (losses) of Consolidated Funds	40.7	6.7	57.8	(1.7)
Income before provision for income taxes	243.7	67.8	571.4	83.1
Provision for income taxes	13.2	24.3	19.0	31.7
Net income	230.5	43.5	552.4	51.4
Net income (loss) attributable to non-controlling interests in consolidated entities	16.5	1.6	19.8	(0.7)
Net income attributable to Carlyle Holdings	214.0	41.9	532.6	52.1
Net income attributable to non-controlling interests in Carlyle Holdings	156.4	35.8	392.0	37.6
Net income attributable to The Carlyle Group L.P.	$57.6	$6.1	$140.6	$14.5
Net income attributable to The Carlyle Group L.P. per common unit (see Note 14)
Basic	$0.65	$0.07	$1.61	$0.18
Diluted	$0.59	$0.07	$1.49	$0.09
Weighted-average common units
Basic	88,801,343	81,683,415	87,079,007	81,284,238
Diluted	96,986,255	85,849,938	94,486,422	304,176,760
Distributions declared per common unit	$0.10	$0.26	$0.26	$0.55
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income	$230.5		$43.5		$552.4		$51.4
Other comprehensive income (loss)
Foreign currency translation adjustments	39.3		(36.2)		49.4		(17.2)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	—		0.6		—		1.2
Defined benefit plans
Unrealized gain (loss) for the period	(1.0)		0.7		(1.0)		0.5
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.3		—		0.6		—
Other comprehensive income (loss)	38.6	—	(34.9)	—	49.0	—	(15.5)
Comprehensive income	269.1		8.6		601.4		35.9
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(23.0)		19.9		(29.9)		24.8
Comprehensive loss attributable to redeemable non-controlling interests in consolidated entities	—		0.2		—		0.1
Comprehensive income attributable to Carlyle Holdings	246.1		28.7		571.5		60.8
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(179.6)		(25.8)		(420.2)		(43.9)
Comprehensive income attributable to The Carlyle Group L.P.	$66.5		$2.9		$151.3		$16.9
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$552.4	$51.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20.1	34.2
Equity-based compensation	160.8	184.4
Non-cash performance fees	(511.8)	67.2
Other non-cash amounts	(6.1)	(11.6)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(29.6)	(26.4)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(28.2)	27.9
Purchases of investments by Consolidated Funds	(1,514.9)	(1,310.5)
Proceeds from sale and settlements of investments by Consolidated Funds	1,746.8	466.6
Non-cash interest income, net	(2.6)	(1.9)
Change in cash and cash equivalents held at Consolidated Funds	345.4	391.3
Change in other receivables held at Consolidated Funds	(28.1)	0.7
Change in other liabilities held at Consolidated Funds	(219.3)	(14.6)
Investment income	(103.8)	(54.3)
Purchases of investments	(204.3)	(162.9)
Proceeds from the sale of investments	306.9	133.3
Payments of contingent consideration	(22.5)	(75.6)
Deconsolidation of Claren Road (see Note 10)	(23.3)	—
Changes in deferred taxes, net	0.3	14.7
Change in due from affiliates and other receivables	(74.2)	8.8
Change in receivables and inventory of a consolidated real estate VIE	(14.5)	(4.9)
Change in deposits and other	(9.3)	(2.5)
Change in other assets of a consolidated real estate VIE	1.6	8.8
Change in accounts payable, accrued expenses and other liabilities	(3.3)	(16.3)
Change in accrued compensation and benefits	(41.1)	(96.4)
Change in due to affiliates	0.1	(22.4)
Change in other liabilities of a consolidated real estate VIE	47.9	9.6
Change in deferred revenue	27.7	7.4
Net cash provided by (used in) operating activities	373.1	(394.0)
Cash flows from investing activities
Change in restricted cash	3.8	6.4
Purchases of fixed assets, net	(16.7)	(8.4)
Net cash used in investing activities	(12.9)	(2.0)
Cash flows from financing activities
Borrowings under credit facility	250.0	—
Repayments under credit facility	(250.0)	—
Proceeds from debt obligations	112.1	20.6
Net payments on loans payable of a consolidated real estate VIE	(14.3)	(16.9)
Net (payments) borrowings on loans payable of Consolidated Funds	(310.4)	412.3
Payments of contingent consideration	(0.4)	(0.3)
Distributions to common unitholders	(22.7)	(45.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(63.1)	(148.4)
Contributions from non-controlling interest holders	25.8	71.6
Distributions to non-controlling interest holders	(53.0)	(61.3)
Units repurchased	(0.2)	(36.2)
Change in due to/from affiliates financing activities	49.2	13.4
Net cash (used in) provided by financing activities	(277.0)	209.8
Effect of foreign exchange rate changes	35.8	2.0
Increase (decrease) in cash and cash equivalents	119.0	(184.2)
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$789.9	$807.3
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$6.9	$1.7
Net asset impact of deconsolidation of Consolidated Funds	$—	$(7,170.2)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$14.8	$(0.2)
Tax receivable agreement liability	$12.9	$(0.2)
Total partners’ capital	$1.9	$—
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
As of June 30, 2017, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.6 billion and $4.5 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2017, the Partnership held $194.1 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Investments	$771.1	$664.2
Due from affiliates, net	—	1.8
Maximum Exposure to Loss	$771.1	$666.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Additionally, as of June 30, 2017, the Partnership had $44.7 million and $10.6 million recognized in the condensed consolidated balance sheet related to accrued carry and management fee receivables, respectively, related to the unconsolidated VIEs.
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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Market Strategies segments, management fees generally range from 1.0% to 2.0% of commitments during the fund's investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the Global Market Strategies segment, for CLOs and other structured products, management fees generally range from 0.3% to 0.6% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Management fees for the Partnership's private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% of the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments; however, certain managed accounts earn management fees at all times on contributions for unrealized investments. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $6.1 million and $8.4 million for the three months ended June 30, 2017 and 2016, respectively, and $17.8 million and $31.9 million for the six months ended June 30, 2017 and 2016, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2017 and December 31, 2016, the Partnership has recognized $162.2 million and $160.8 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $41.8 million and $33.9 million for the three months ended June 30, 2017 and 2016, respectively, and $82.3 million and $61.6 million for the six months ended June 30, 2017 and 2016, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2017 and December 31, 2016, the Partnership had recorded a liability of $1.7 billion and $1.3 billion related to the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

portion of accrued performance fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated financial statements.
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
Investments
Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Partnership (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Partnership’s unaudited condensed consolidated financial statements), and (iv) investments in the CLOs and certain credit-oriented investments (which are accounted for as trading securities).
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned.

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2017 and December 31, 2016 were as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Currency translation adjustments	$(88.6)	$(91.7)
Unrealized losses on defined benefit plans	(3.8)	(3.5)
Total	$(92.4)	$(95.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains resulting from transactions outside of the functional currency of an entity of $5.2 million and $12.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $22.9 million for the six months ended June 30, 2017 and 2016, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU 2017-01 changes the criteria for determining whether a group of assets acquired is a business. Specifically, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired would not be considered a business. The guidance is effective for the Partnership on January 1, 2018 and is required to be applied prospectively, however, early adoption is permitted. This guidance will impact the Partnership's analysis of the accounting for any future acquisitions occurring after the date of adoption.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies an entity’s annual goodwill test for impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead an entity should compare the fair value of a reporting unit with its carrying amount. The impairment charge will then be the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity would still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for the Partnership on January 1, 2020 and requires the guidance to be applied using a prospective transition method. Early adoption is permitted. The Partnership does not expect the impact of this guidance to be material.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2017:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$9.7	$9.7
Bonds	—	—	395.9	395.9
Loans	—	—	3,500.1	3,500.1
Other	—	—	2.0	2.0
	—	—	3,907.7	3,907.7
Investments in CLOs and other	—	—	222.9	222.9
Corporate treasury investments
Bonds	—	80.6	—	80.6
Commercial paper and other	—	34.8	—	34.8
	—	115.4	—	115.4
Foreign currency forward contracts	—	0.7	—	0.7
Total	$—	$116.1	$4,130.6	$4,246.7
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,721.2	$3,721.2
Contingent consideration(2)	—	—	1.3	1.3
Loans payable of a consolidated real estate VIE	—	—	72.6	72.6
Foreign currency forward contracts	—	7.4	—	7.4
Total	$—	$7.4	$3,795.1	$3,802.5

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

There were no transfers from Level II to Level I during the six months ended June 30, 2017 and 2016.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.8	$417.6	$3,473.2	$1.5	$155.9	$4,059.0
Purchases	—	50.7	772.7	—	60.8	884.2
Sales and distributions	(1.6)	(99.9)	(595.4)	0.1	(1.0)	(697.8)
Settlements	—	—	(294.3)	—	—	(294.3)
Realized and unrealized gains (losses), net
Included in earnings	—	0.4	(5.1)	0.3	3.2	(1.2)
Included in other comprehensive income	0.5	27.1	149.0	0.1	4.0	180.7
Balance, end of period	$9.7	$395.9	$3,500.1	$2.0	$222.9	$4,130.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$5.0	$0.7	$5.8	$0.4	$3.2	$15.1

	Financial Assets
	Six Months Ended June 30, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.3	$396.4	$3,485.6	$1.4	$152.6	$4,046.3
Purchases	—	116.8	1,398.1	—	60.8	1,575.7
Sales and distributions	(1.6)	(156.3)	(1,003.5)	0.1	(3.1)	(1,164.4)
Settlements	—	—	(585.4)	—	—	(585.4)
Realized and unrealized gains (losses), net
Included in earnings	0.3	5.7	25.9	0.4	6.1	38.4
Included in other comprehensive income	0.7	33.3	179.4	0.1	6.5	220.0
Balance, end of period	$9.7	$395.9	$3,500.1	$2.0	$222.9	$4,130.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$5.3	$5.6	$24.7	$0.4	$6.1	$42.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended June 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Investments in CLOs and other	Total
Balance, beginning of period	$11.5	$331.9	$2,263.9	$74.3	$0.2	$124.2	$2,806.0
Initial consolidation / deconsolidation of funds	—	—	—	(74.3)	—	—	(74.3)
Purchases	2.2	101.1	886.2	—	—	24.9	1,014.4
Sales and distributions	(0.1)	(24.8)	(68.6)	—	—	(1.6)	(95.1)
Settlements	—	—	(195.5)	—	—	—	(195.5)
Realized and unrealized gains (losses), net
Included in earnings	(1.5)	9.8	85.6	—	(0.1)	14.2	108.0
Included in other comprehensive income	(0.2)	(10.2)	(38.5)	—	—	(9.0)	(57.9)
Balance, end of period	$11.9	$407.8	$2,933.1	$—	$0.1	$152.7	$3,505.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.1	$9.4	$78.2	$(2.3)	$(0.1)	$14.2	$99.5

	Financial Assets
	Six Months Ended June 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds(1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	11.1	149.0	1,138.0	12.4	—	24.9	—	1,335.4
Sales and distributions	(5.2)	(37.3)	(127.9)	—	—	(4.2)	—	(174.6)
Settlements	—	—	(296.2)	—	—	—	—	(296.2)
Realized and unrealized gains (losses), net
Included in earnings	(7.5)	1.8	23.9	2.3	0.1	18.2	—	38.8
Included in other comprehensive income	0.3	4.1	15.5	—	—	(11.4)	—	8.5
Balance, end of period	$11.9	$407.8	$2,933.1	$—	$0.1	$152.7	$—	$3,505.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.6)	$1.9	$22.8	$—	$0.3	$18.2	$—	$37.6

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$3,587.5	$1.5	$77.8	$3,666.8
Borrowings	1,137.5	—	—	1,137.5
Paydowns	(1,117.4)	(0.4)	(6.9)	(1,124.7)
Realized and unrealized (gains) losses, net
Included in earnings	(46.4)	0.1	(2.0)	(48.3)
Included in other comprehensive income	160.0	0.1	3.7	163.8
Balance, end of period	$3,721.2	$1.3	$72.6	$3,795.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(42.5)	$0.1	$(2.0)	$(44.4)

	Financial Liabilities
	Six Months Ended June 30, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$3,866.3	$1.5	$79.4	$3,947.2
Borrowings	1,569.0	—	—	1,569.0
Paydowns	(1,879.4)	(0.4)	(14.3)	(1,894.1)
Realized and unrealized (gains) losses, net
Included in earnings	(28.3)	0.1	3.3	(24.9)
Included in other comprehensive income	193.6	0.1	4.2	197.9
Balance, end of period	$3,721.2	$1.3	$72.6	$3,795.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(25.8)	$0.1	$3.3	$(22.4)

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
Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2017:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2017
Assets
Investments of Consolidated Funds:
Equity securities	$8.8	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 10% (7%)
	0.9	Consensus Pricing	Indicative Quotes ($ per share)	13 - 13 (13)

Bonds	395.9	Consensus Pricing	Indicative Quotes (% of Par)	77 - 110 (101)
Loans	3,500.1	Consensus Pricing	Indicative Quotes (% of Par)	49 - 102 (100)
Other	2.0	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	8 - 9 (8)
	3,907.7
Investments in CLOs and other:
Senior secured notes	181.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 9% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	91 - 102 (100)
Subordinated notes and preferred shares	39.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 10% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	0 - 100 (92)
Other	2.2	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
Total	$4,130.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$3,544.7	Other	N/A	N/A
Subordinated notes and preferred shares (1)	29.4	Other	N/A	N/A
	147.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 10% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	9 - 99 (82)
Loans payable of a consolidated real estate VIE	72.6	Discounted Cash Flow	Discount to Expected Payment	10% - 60% (45%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	1.3	Other	N/A	N/A
Total	$3,795.1

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

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$2,076.5	$1,375.4
Real Assets	573.3	483.4
Global Market Strategies	86.3	68.6
Investment Solutions	628.4	553.7
Total	$3,364.5	$2,481.1
Approximately 29% of accrued performance fees at June 30, 2017 are related to Carlyle Partners V, L.P. and Carlyle Partners VI, L.P., two of the Partnership's Corporate Private Equity funds.
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
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$(4.6)	$(3.9)
Real Assets	(157.6)	(156.9)
Total	$(162.2)	$(160.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Corporate Private Equity	$419.8	$69.1	$987.8	$96.6
Real Assets	81.7	115.5	139.5	217.7
Global Market Strategies	13.6	7.4	33.6	9.0
Investment Solutions	28.5	18.9	64.3	32.8
Total	$543.6	$210.9	$1,225.2	$356.1

Approximately 62%, or $339.0 million, of performance fees for the three months ended June 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $76.8 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $240.8 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $98.0 million.
Approximately 72%, or $876.5 million, of performance fees for the six months ended June 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $261.3 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $494.5 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $263.1 million.
Approximately 58%, or $122.4 million, of performance fees for the three months ended June 30, 2016 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Beijing Partners, L.P. (Corporate Private Equity segment) - $39.5 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $54.2 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $44.3 million.
Approximately 76%, or $271.1 million, of performance fees for the six months ended June 30, 2016 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $109.7 million,
•Carlyle Beijing Partners, L.P. (Corporate Private Equity segment) - $39.5 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $106.1 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $80.6 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Investments
Investments consist of the following:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$1,078.6	$950.9
Investments in CLOs and other	223.7	156.1
Total investments	$1,302.3	$1,107.0
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

In consideration for these interests, the Partnership paid an aggregate of $504.6 million in cash to ECM and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM that vest ratably through 2017. In January 2016, the Partnership also paid contingent consideration to BNRI of $183.0 million, of which $63.0 million was paid in cash and $120.0 million was paid by a six year promissory note issued by the Partnership (see Note 7). The transaction also included contingent consideration payable to ECM comprised of up to $45.0 million in cash (of which $22.5 million was paid in March 2017 with the balance payable in January 2018), together with an additional $15.0 million in cash, which is payable in January 2018, and 597,944 Carlyle Holdings partnership units that were issued in December 2012 and substantially vested upon the amendment in March 2017. The Partnership has also agreed to issue common units on each of February 1, 2018, 2019, and 2020, with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to issue common units on an annual basis with a value not to exceed $10.0 million per year based on a prescribed formula, which will vest over a 42-month period. The Partnership has the right to purchase the remaining equity interests in NGP Management in specific remote situations designed to protect the Partnership's interest.
The Partnership accounts for its investments in NGP under the equity method of accounting. The Partnership recorded its investments in NGP initially at cost, excluding any elements in the transaction that were deemed to be compensatory arrangements to NGP personnel. The Carlyle Holdings partnership units issued in the transaction and the deferred restricted common units (which were granted in 2012 to certain NGP personnel) were deemed to be compensatory arrangements; these elements are recognized as an expense under applicable U.S. GAAP.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Management fees	$20.0	$20.5	$37.6	$41.2
Performance fees	19.7	9.7	55.3	9.7
Investment income	2.2	5.9	6.2	4.4
Expenses	(9.6)	(3.0)	(35.6)	(6.6)
Amortization of basis differences	(2.2)	(13.8)	(4.3)	(27.6)
Net investment income	$30.1	$19.3	$59.2	$21.1

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $25.5 million and $29.8 million as of June 30, 2017 and December 31, 2016, respectively; these differences are amortized over a period of 10 years from the initial investment date. In addition, net investment income for the six months ended June 30, 2017 includes $24.1 million of accelerated expenses (that the Partnership otherwise would have incurred later in the year) as a result of the March 2017 amendment to acknowledge that the performance conditions related to the contingently issuable Carlyle Holdings partnership units had substantially been met ahead of the measurement date.
Equity Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$324.3	$282.4
Real Assets	703.6	622.8
Global Market Strategies	17.0	20.1
Investment Solutions	33.7	25.6
Total	$1,078.6	$950.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Income from equity investments	$58.9	$56.8	$104.3	$50.4
Income from investments in CLOs and other investments	0.1	8.5	1.0	5.0
Other investment income	—	—	—	0.3
Total	$59.0	$65.3	$105.3	$55.7
Carlyle’s income (loss) from its equity method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Corporate Private Equity	$22.0	$20.8	$29.6	$18.5
Real Assets	36.6	35.6	71.6	37.4
Global Market Strategies	(0.7)	(0.1)	0.6	(5.0)
Investment Solutions	1.0	0.5	2.5	(0.5)
Total	$58.9	$56.8	$104.3	$50.4
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of June 30, 2017 and December 31, 2016 primarily consisted of $223.7 million and $156.1 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2017, the Partnership formed three CLOs for which the Partnership is the primary beneficiary of one of those CLOs. As of June 30, 2017, the total assets of this CLO included in the Partnership's condensed consolidated financial statements were approximately $653.5 million.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Interest income from investments	$41.8	$33.9	$82.3	$61.6
Other income	3.2	2.0	5.6	3.2
Total	$45.0	$35.9	$87.9	$64.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(5.6)	$94.2	$29.6	$26.4
Gains (losses) from liabilities of CLOs	46.3	(87.3)	28.2	(27.9)
Losses on other assets of CLOs	—	(0.2)	—	(0.2)
Total	$40.7	$6.7	$57.8	$(1.7)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Realized losses	$(3.7)	$(3.4)	$(5.8)	$(9.6)
Net change in unrealized gains (losses)	(1.9)	97.6	35.4	36.0
Total	$(5.6)	$94.2	$29.6	$26.4
6. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Acquired contractual rights(1)	$78.4	$74.1
Acquired trademarks(1)	1.1	1.0
Accumulated amortization	(50.7)	(43.2)
Finite-lived intangible assets, net	28.8	31.9
Goodwill(1)	10.7	10.1
Intangible assets, net	$39.5	$42.0

(1) Changes in the carrying amount of acquired contractual rights, acquired trademarks, and goodwill are due to foreign currency translation.

As of June 30, 2017, all of the remaining finite-lived intangible assets, net, and goodwill are associated with the Partnership's Investment Solutions segment.

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the six months ended June 30, 2017 and 2016.
Intangible asset amortization expense was $2.5 million and $8.9 million during the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $19.3 million during the six months ended June 30, 2017 and 2016, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the expected amortization expense for July 1, 2017 through December 31, 2021 (Dollars in millions):

2017	$5.0
2018	9.5
2019	5.7
2020	5.7
2021	2.9
$28.8

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	June 30, 2017		December 31, 2016
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.8	$25.0	$24.7
CLO Term Loans (See below)	151.5	151.5	33.8	33.8
3.875% Senior Notes Due 2/01/2023	500.0	497.4	500.0	497.2
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Promissory Notes Due 7/15/2019	53.9	53.9	—	—
Total debt obligations	$1,439.2	$1,437.1	$1,267.6	$1,265.2

Senior Credit Facility
As of June 30, 2017, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2017, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at June 30, 2017, the interest rate was 2.18%). There was no amount outstanding under the revolving credit facility at June 30, 2017. Interest expense under the senior credit facility was not significant for the three months and six months ended June 30, 2017 and 2016. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2017 and December 31, 2016 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
On April 6, 2017, the Partnership borrowed $250.0 million against the $750.0 million revolving credit facility. This amount was repaid in full on June 2, 2017.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (2)	Interest Rate as of June 30, 2017
October 3, 2013	$14.4	(1)	$13.2	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		20.6		July 15, 2027	2.96%	(4)
April 19, 2017	22.8		—		April 22, 2031	3.09%	(5)
June 28, 2017	23.2		—		July 22, 2031	3.25%	(6)
February 28, 2017	70.5		—		September 21, 2029	2.33%	(7)
	$151.5		$33.8

(1) Original borrowing of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months and six months ended June 30, 2017 and 2016.
(5) Incurs interest at LIBOR plus 1.932%.
(6) Incurs interest at LIBOR plus 1.923%.
(7) Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three months and six months ended June 30, 2017 and 2016. The fair value of the outstanding balance of the CLO term loans at June 30, 2017 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

Master Credit Agreement - Term Loans

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This master credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest will be due quarterly. As of June 30, 2017, the following term loans were outstanding under this master credit agreement:

•$22.8 million issued on April 19, 2017, due April 22, 2031, with an interest rate of 3.09% as of June 30, 2017.
•$23.2 million issued on June 28, 2017, due July 22, 2031, with an interest rate of 3.25% as of June 30, 2017.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($70.5 million at June 30, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2017).
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

Interest expense on the notes was $4.9 million for both the three months ended June 30, 2017 and 2016, and $9.9 million for both the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $522.1 million and $512.8 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.5 million for both the three months ended June 30, 2017 and 2016 and $16.9 million for both the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $692.3 million and $603.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.80% at June 30, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months and six months ended June 30, 2017 and 2016. The fair value of the outstanding balance of the promissory note at June 30, 2017 and December 31, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

In December 2016, the Partnership repurchased $11.2 million of the promissory note for a purchase price of approximately $9.0 million. Approximately $108.8 million of the promissory note is outstanding at June 30, 2017 and December 31, 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 10), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.30% at June 30, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three months ended June 30, 2017. The fair value of the outstanding balance of these promissory notes at June 30, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2017.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of June 30, 2017 (see Note 16); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loans, senior notes, or the loans payable of Consolidated Funds.
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
As of June 30, 2017 and December 31, 2016, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,539.7	$3,544.7	2.22%		11.73
Subordinated notes, preferred shares and other	185.4	176.5	N/A	(a)	9.63
Total	$3,725.1	$3,721.2

	As of December 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,681.0	$3,672.5	2.45%		10.22
Subordinated notes, preferred shares and other	195.6	193.8	N/A	(a)	9.26
Total	$3,876.6	$3,866.3

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2017 and December 31, 2016, the fair value of the CLO assets was $4.4 billion and $4.7 billion, respectively.

8. Contingent Consideration
The Partnership has contingent cash and other consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Contingent cash and other consideration payable to non-Carlyle personnel
	Rollforward For The Three Months Ended June 30, 2017	Rollforward For The Six Months Ended June 30, 2017
	(Dollars in millions)
Balance, beginning of period	$29.6	$37.6
Change in carrying value	3.3	17.8
Payments	(0.4)	(22.9)
Balance, end of period	$32.5	$32.5

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
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 3 for additional disclosures related to the fair value of these instruments as of June 30, 2017 and December 31, 2016.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of June 30, 2017 is $49.1 million versus the liabilities recognized on the balance sheet of $32.5 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $10.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Accrued performance fee-related compensation	$1,725.5	$1,307.4
Accrued bonuses	164.5	177.2
Other	127.8	177.2
Total	$2,017.8	$1,661.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2017 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,385.6
Real Assets	789.4
Global Market Strategies	538.5
Investment Solutions	148.9
Total	$2,862.4
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (4.15% weighted-average rate at June 30, 2017). As of June 30, 2017 and December 31, 2016, approximately $11.0 million and $9.6 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2017 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $162.2 million at June 30, 2017, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2017. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $3.0 million and $5.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2017 and December 31, 2016, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $310.3 million and $356.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2017 and December 31, 2016, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2017, approximately $103.4 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.8 million.
If, at June 30, 2017, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2017 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $14.1 million and $13.8 million for the three months ended June 30, 2017 and 2016, respectively, and $28.2 million and $27.4 million for the six months ended June 30, 2017 and 2016, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2017	$26.3
2018	49.1
2019	47.7
2020	47.1
2021	42.7
Thereafter	332.0
$544.9
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $54.6 million and $60.3 million as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In June 2017, the Court granted a motion by the New Mexico Attorney General to dismiss the lawsuit so that the Attorney General can pursue its own recovery from the defendants in the action. That ruling may be appealed by the qui tam plaintiffs.
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

A hedge fund and two structured finance vehicles managed by Vermillion invested approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  In December 2016, the Partnership paid $100 million to the hedge fund investor, repurchasing its interests in the hedge fund, settling claims against the Partnership and acquiring rights to the hedge fund's share of proceeds from marine cargo insurance policies and other efforts to pursue reimbursement for the misappropriation of petroleum (collectively, “Recovery Proceeds”). On June 30, 2017 and July 3, 2017, the Partnership entered into settlement and purchase agreements that fully resolve all claims with investors in the two structured finance vehicles. Pursuant to the settlement and purchase agreements, the Partnership paid a total of approximately $165 million in cash in exchange for a full release and waiver of the investors' claims against the Partnership and its affiliates. In addition, the Partnership agreed to repurchase the investors' interests in the two structured finance vehicles for consideration consisting of promissory notes in the aggregate amount of approximately $54 million (see Note 7) and the right of the investors to receive a percentage (which ranges from 50% - 62.5%) of Recovery Proceeds allocable to their interests. The Partnership is funding the settlement payments in part with general liability insurance proceeds, of which the Partnership has recognized $103 million to date. The Partnership also is pursuing Recovery Proceeds on behalf of the investors and itself, but the timing and amount of any additional recovery is uncertain.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2017, the Partnership had recorded liabilities aggregating to approximately $60 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

Transaction with Claren Road

On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership was also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. The Partnership recorded additional base compensation expense of approximately $25.0 million in the year ended December 31, 2016 associated with the transfer of the interests to Claren Road in addition to the disposition of approximately $4.4 million of intangible assets and approximately $10.8 million of potential future obligations. The remaining income before provision for income taxes for the year ended December 31, 2016 was not material. The impact of this transaction on our results for the three months and six months ended June 30, 2017 was not material. Claren Road was part of the Partnership's Global Market Strategies segment.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$3.0	$5.6
Notes receivable and accrued interest from affiliates	14.2	37.6
Other receivables from unconsolidated funds and affiliates, net	235.9	184.0
Total	$253.1	$227.2
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.81% as of June 30, 2017. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.2
Due to non-consolidated affiliates (1)	39.4	29.7
Performance-based contingent cash consideration related to acquisitions	31.2	36.1
Amounts owed under the tax receivable agreement	147.5	137.8
Other	16.5	19.8
Total	$234.8	$223.6
(1) Refer to Note 2 for information on the restricted cash due to one of the Partnership's non-consolidated funds.
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as well as certain unit exchanges by senior Carlyle professionals which began in the second quarter of 2017.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.0 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million for both the six months ended June 30, 2017 and 2016. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

12. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $13.2 million and $24.3 million for the three months ended June 30, 2017 and 2016, respectively, and $19.0 million and $31.7 million for the six months ended June 30, 2017 and 2016, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2017, the Partnership’s U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$14.7	$13.5
Non-Carlyle interests in majority-owned subsidiaries	329.0	331.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(63.2)	(67.4)
Non-controlling interests in consolidated entities	$280.5	$277.8
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$—	$0.2	$(0.1)	$1.4
Non-Carlyle interests in majority-owned subsidiaries	10.7	1.4	11.5	3.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	5.8	0.2	8.4	(5.1)
Net income (loss) attributable to other non-controlling interests in consolidated entities	16.5	1.8	19.8	(0.6)
Net loss attributable to redeemable non-controlling interests in consolidated entities	—	(0.2)	—	(0.1)
Non-controlling interests in income (loss) of consolidated entities	$16.5	$1.6	$19.8	$(0.7)

14. Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$57,600,000	$57,600,000	$140,600,000	$140,600,000
Weighted-average common units outstanding	88,801,343	96,986,255	87,079,007	94,486,422
Net income per common unit	$0.65	$0.59	$1.61	$1.49

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$6,100,000	$6,100,000	$14,500,000	$14,500,000
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	—	—	13,600,000
Net income attributable to common units	$6,100,000	$6,100,000	$14,500,000	$28,100,000
Weighted-average common units outstanding	81,683,415	85,849,938	81,284,238	304,176,760
Net income per common unit	$0.07	$0.07	$0.18	$0.09

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	88,801,343	88,801,343	87,079,007	87,079,007
Unvested deferred restricted common units	—	7,586,968	—	6,809,471
Issuable Carlyle Holdings Partnership units	—	597,944	—	597,944
Weighted-average common units outstanding	88,801,343	96,986,255	87,079,007	94,486,422

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	81,683,415	81,683,415	81,284,238	81,284,238
Unvested deferred restricted common units	—	4,166,523	—	2,988,087
Weighted-average vested Carlyle Holdings Partnership units	—	—	—	219,634,462
Unvested Carlyle Holdings Partnership units	—	—	—	269,973
Weighted-average common units outstanding	81,683,415	85,849,938	81,284,238	304,176,760
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 228,386,148 of vested Carlyle Holdings partnership units and 897,070 of unvested Carlyle Holdings partnership units for the three months ended June 30, 2017 and 226,541,019 of vested Carlyle Holdings partnership units and 1,944,401 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2017 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 219,634,462 of vested Carlyle Holdings partnership units and 269,973 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2016 were dilutive. As a result, a net income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $13.6 million for the six months ended June 30, 2016 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the three months ended June 30, 2016, 222,553,813 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of June 30, 2017, 7,782 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Equity and Equity-Based Compensation

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2017, the Partnership paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. There were no unit repurchases for the three months ended June 30, 2017. Since inception of this program, the Partnership has paid an aggregate of $59.1 million to repurchase and retire 3.7 million units.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three months ended June 30, 2017, current and former senior Carlyle professionals exchanged 2,987,252 Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $14.0 million from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss. None of Carlyle's named executive officers participated in the quarterly unit exchange.

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
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions. These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. For three months and six months ended June 30, 2017 and 2016, the expense associated with these awards was not material.

As of June 30, 2017, the total unrecognized equity-based compensation expense related to unvested common units was not material and is expected to be recognized within the year.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The Partnership recorded equity-based compensation expense associated with these awards of $43.7 million and $64.3 million for the three months ended June 30, 2017 and 2016, respectively, and $79.0 million and $106.8 million for the six months ended June 30, 2017 and 2016, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
In connection with the Partnership’s investment in NGP Management in December 2012, the Partnership issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. which vest ratably over a period of five years. The Partnership also issued 597,944 Carlyle Holdings partnership units to ECM Capital, L.P. that were issued at closing but vest upon the achievement of performance conditions. As disclosed in Note 5, the performance condition was removed as part of the March 2017 agreement with NGP. The fair value of these units will be recognized as a reduction to the Partnership’s investment income in NGP Management over the relevant service period, based on the fair value of the units on each reporting date and adjusted for the actual fair value of the units at each vesting date. For the periods prior to 2017 for Carlyle Holdings partnership units that vest based on the achievement of performance conditions, the Partnership used the minimum number of partnership units within the range of potential values for measurement and recognition purposes.
As of June 30, 2017, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units is $144.0 million, which is expected to be recognized over a weighted-average term of 0.8 years.

Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $44.3 million and $44.5 million for the three months ended June 30, 2017 and 2016, respectively, with $5.2 million and $4.8 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $81.8 million and $76.2 million for the six months ended June 30, 2017 and 2016, respectively with $9.4 million and $9.1 million of corresponding deferred tax benefits, respectively. As of June 30, 2017, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $224.2 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months and six months ended June 30, 2017 and 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2017 and a summary of changes for the six months ended June 30, 2017, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67	2,520	$34.81
Granted	—	$—	7,810,889	$14.07	—	$—	—	$—
Vested	8,145,924	$22.00	3,294,213	$22.19	31,129	$21.53	2,520	$34.81
Forfeited	437,314	$22.00	335,641	$20.99	—	$—	—	$—
Balance, June 30, 2017	8,656,762	$22.00	20,886,955	$16.77	7,782	$22.22	—	$—

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
Urbplan is currently a party to a significant number of claims filed against Urbplan by its customers. In addition, Urbplan is a party to various other litigation, government investigations and proceedings, disputes and other potential claims. As of June 30, 2017, the Partnership has recorded liabilities of approximately $75 million related to such matters in other liabilities of a consolidated real estate VIE. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.
From 2013 through June 30, 2017, $383.9 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $136.4 million of the $383.9 million and the remaining $247.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended June 30, 2017, $8.1 million was funded to Urbplan by the Partnership.

No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek opportunities to restructure its existing debt obligations to reduce its cash requirements and is also pursuing other strategic alternatives. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes, depending on the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors or to facilitate other strategic alternatives. Such contemplated transactions, if consummated, could result in future charges related to the Partnership's ownership of Urbplan, and such charges, if any, are currently estimated to be in the range of $30 million to $50 million.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 related to Urbplan were as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$107.2	$99.4
Inventory costs in excess of billings and advances	60.0	46.0
	$167.2	$145.4
Other assets of a consolidated real estate VIE:
Restricted investments	$12.2	$12.7
Fixed assets, net	0.2	0.2
Deferred tax assets	4.0	9.1
Other assets	16.6	9.5
	$33.0	$31.5
Loans payable of a consolidated real estate VIE at fair value (principal amount of $145.3 million and $144.4 million as of June 30, 2017 and December 31, 2016, respectively)	$72.6	$79.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$14.0	$14.6
Other liabilities	159.4	109.9
	$173.4	$124.5

The revenues and expenses recognized in the Partnership’s unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016, respectively, related to Urbplan were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Revenue of a consolidated real estate VIE:
Land development services	$12.8	$104.6
Investment income	3.6	4.4
	$16.4	$109.0
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$8.5	$64.4
Interest expense	9.6	18.5
Change in fair value of loans payable	(7.2)	(6.6)
Compensation and benefits	1.4	2.8
G&A and other expenses	6.1	58.9
	$18.4	$138.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(Dollars in millions)
Revenue of a consolidated real estate VIE:
Land development services	$8.6	$27.7
Investment income	9.8	15.1
	$18.4	$42.8
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$3.5	$14.2
Interest expense	16.0	23.5
Change in fair value of loans payable	(0.8)	(0.1)
Compensation and benefits	1.7	3.4
G&A and other expenses	32.0	34.8
	$52.4	$75.8

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $29.7 million and $91.5 million of customer advances received as of June 30, 2017 and December 31, 2016, respectively, and lots returned or otherwise recovered by Urbplan. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 50% of the outstanding principal amounts of the loans as of June 30, 2017. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin of 4.0% (14.2% as of June 30, 2017); (ii) IGP-M plus a margin of 12.0% (11.2% as of June 30, 2017); or (iii) IPCA plus a margin ranging from 8.8% to 15.0% (11.8% to 18.0% as of June 30, 2017). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2017	$13.1
2018	15.6
2019	23.2
2020	23.1
2021	21.0
Thereafter	49.3
$145.3
Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2017, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes.
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
As of June 30, 2017, Urbplan's outstanding commitments for land development services are estimated to be less than $10.0 million of future costs to be incurred.

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
Global Market Strategies – The Global Market Strategies segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, and interest rate products and their derivatives. We have now completed the exit of our hedge fund investment advisory and commodities investment advisory businesses.
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
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016). Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. On January 31, 2017, the Partnership transferred all of its economic interests in Claren Road to its founders (see Note 10). The Partnership’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$117.7	$58.2	$45.1	$36.2	$257.2
Portfolio advisory fees, net	4.5	0.1	0.3	—	4.9
Transaction fees, net	1.2	—	—	—	1.2
Total fund level fee revenues	123.4	58.3	45.4	36.2	263.3
Performance fees
Realized	272.1	39.7	17.2	23.7	352.7
Unrealized	142.9	60.6	(1.6)	4.7	206.6
Total performance fees	415.0	100.3	15.6	28.4	559.3
Investment income (loss)
Realized	8.9	0.3	1.5	(0.1)	10.6
Unrealized	13.3	6.8	0.1	0.4	20.6
Total investment income (loss)	22.2	7.1	1.6	0.3	31.2
Interest income	0.8	0.4	1.0	0.2	2.4
Other income	1.3	0.3	1.1	0.1	2.8
Total revenues	562.7	166.4	64.7	65.2	859.0
Segment Expenses
Compensation and benefits
Direct base compensation	54.7	17.4	15.2	16.1	103.4
Indirect base compensation	18.0	19.9	7.6	4.1	49.6
Equity-based compensation	17.8	9.3	7.5	2.1	36.7
Performance fee related
Realized	121.6	17.4	8.2	23.4	170.6
Unrealized	69.4	19.2	(0.7)	1.4	89.3
Total compensation and benefits	281.5	83.2	37.8	47.1	449.6
General, administrative, and other indirect expenses	28.4	26.5	21.8	8.7	85.4
Depreciation and amortization expense	3.7	1.6	1.3	0.9	7.5
Interest expense	7.3	4.4	3.2	1.5	16.4
Total expenses	320.9	115.7	64.1	58.2	558.9
Economic Net Income	$241.8	$50.7	$0.6	$7.0	$300.1
(-) Net Performance Fees	224.0	63.7	8.1	3.6	299.4
(-) Investment Income	22.2	7.1	1.6	0.3	31.2
(+) Equity-based Compensation	17.8	9.3	7.5	2.1	36.7
(=) Fee Related Earnings	$13.4	$(10.8)	$(1.6)	$5.2	$6.2
(+) Realized Net Performance Fees	150.5	22.3	9.0	0.3	182.1
(+) Realized Investment Income (Loss)	8.9	0.3	1.5	(0.1)	10.6
(=) Distributable Earnings	$172.8	$11.8	$8.9	$5.4	$198.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2017 and the Six Months Then Ended
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$233.4	$114.2	$93.2	$72.0	$512.8
Portfolio advisory fees, net	8.3	0.2	0.4	—	8.9
Transaction fees, net	8.9	—	—	—	8.9
Total fund level fee revenues	250.6	114.4	93.6	72.0	530.6
Performance fees
Realized	323.4	53.2	22.8	36.3	435.7
Unrealized	658.2	139.3	12.9	27.9	838.3
Total performance fees	981.6	192.5	35.7	64.2	1,274.0
Investment income (loss)
Realized	9.1	(7.8)	3.9	—	5.2
Unrealized	18.8	12.0	4.3	1.5	36.6
Total investment income (loss)	27.9	4.2	8.2	1.5	41.8
Interest income	1.9	1.0	2.6	0.3	5.8
Other income	2.6	0.7	4.5	0.2	8.0
Total revenues	1,264.6	312.8	144.6	138.2	1,860.2
Segment Expenses
Compensation and benefits
Direct base compensation	110.1	37.1	32.3	32.2	211.7
Indirect base compensation	36.7	30.8	14.2	6.9	88.6
Equity-based compensation	32.8	18.1	11.8	4.1	66.8
Performance fee related
Realized	147.7	24.2	10.9	35.5	218.3
Unrealized	297.2	38.5	6.1	20.4	362.2
Total compensation and benefits	624.5	148.7	75.3	99.1	947.6
General, administrative, and other indirect expenses	63.4	42.1	45.0	15.5	166.0
Depreciation and amortization expense	7.4	3.4	2.5	1.7	15.0
Interest expense	14.1	8.5	5.8	3.0	31.4
Total expenses	709.4	202.7	128.6	119.3	1,160.0
Economic Net Income	$555.2	$110.1	$16.0	$18.9	$700.2
(-) Net Performance Fees	536.7	129.8	18.7	8.3	693.5
(-) Investment Income	27.9	4.2	8.2	1.5	41.8
(+) Equity-based Compensation	32.8	18.1	11.8	4.1	66.8
(=) Fee Related Earnings	$23.4	$(5.8)	$0.9	$13.2	$31.7
(+) Realized Net Performance Fees	175.7	29.0	11.9	0.8	217.4
(+) Realized Investment Income (Loss)	9.1	(7.8)	3.9	—	5.2
(=) Distributable Earnings	$208.2	$15.4	$16.7	$14.0	$254.3
Segment assets as of June 30, 2017	$3,153.5	$1,697.8	$892.8	$928.5	$6,672.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$126.8	$66.5	$52.2	$34.2	$279.7
Portfolio advisory fees, net	5.2	0.1	0.5	—	5.8
Transaction fees, net	2.6	—	—	—	2.6
Total fund level fee revenues	134.6	66.6	52.7	34.2	288.1
Performance fees
Realized	337.9	58.8	5.4	4.2	406.3
Unrealized	(278.9)	66.1	1.8	15.0	(196.0)
Total performance fees	59.0	124.9	7.2	19.2	210.3
Investment income (loss)
Realized	18.0	(9.5)	0.8	—	9.3
Unrealized	3.0	6.7	9.9	—	19.6
Total investment income (loss)	21.0	(2.8)	10.7	—	28.9
Interest income	0.9	0.4	1.1	0.1	2.5
Other income	1.2	0.2	1.2	0.1	2.7
Total revenues	216.7	189.3	72.9	53.6	532.5
Segment Expenses
Compensation and benefits
Direct base compensation	53.3	18.0	22.2	15.0	108.5
Indirect base compensation	18.2	10.1	7.0	3.1	38.4
Equity-based compensation	18.4	7.0	4.4	1.1	30.9
Performance fee related
Realized	143.3	25.3	0.7	3.7	173.0
Unrealized	(117.4)	26.1	2.0	11.2	(78.1)
Total compensation and benefits	115.8	86.5	36.3	34.1	272.7
General, administrative, and other indirect expenses	32.0	18.6	20.2	7.9	78.7
Depreciation and amortization expense	3.4	1.5	1.6	0.8	7.3
Interest expense	7.3	4.0	2.8	1.4	15.5
Total expenses	158.5	110.6	60.9	44.2	374.2
Economic Net Income	$58.2	$78.7	$12.0	$9.4	$158.3
(-) Net Performance Fees	33.1	73.5	4.5	4.3	115.4
(-) Investment Income (Loss)	21.0	(2.8)	10.7	—	28.9
(+) Equity-based Compensation	18.4	7.0	4.4	1.1	30.9
(=) Fee Related Earnings	$22.5	$15.0	$1.2	$6.2	$44.9
(+) Realized Net Performance Fees	194.6	33.5	4.7	0.5	233.3
(+) Realized Investment Income (Loss)	18.0	(9.5)	0.8	—	9.3
(=) Distributable Earnings	$235.1	$39.0	$6.7	$6.7	$287.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$254.0	$131.7	$103.3	$70.6	$559.6
Portfolio advisory fees, net	8.3	0.1	0.6	—	9.0
Transaction fees, net	22.9	—	—	—	22.9
Total fund level fee revenues	285.2	131.8	103.9	70.6	591.5
Performance fees
Realized	464.1	60.6	7.2	6.4	538.3
Unrealized	(372.0)	163.8	1.5	26.7	(180.0)
Total performance fees	92.1	224.4	8.7	33.1	358.3
Investment income (loss)
Realized	22.5	(7.3)	1.6	—	16.8
Unrealized	(3.1)	2.0	7.8	(1.0)	5.7
Total investment income (loss)	19.4	(5.3)	9.4	(1.0)	22.5
Interest income	1.8	0.9	2.6	0.2	5.5
Other income	2.7	0.6	2.3	0.2	5.8
Total revenues	401.2	352.4	126.9	103.1	983.6
Segment Expenses
Compensation and benefits
Direct base compensation	113.1	38.2	45.4	33.6	230.3
Indirect base compensation	37.8	19.3	15.2	5.9	78.2
Equity-based compensation	36.2	13.2	9.4	3.5	62.3
Performance fee related
Realized	201.9	26.1	1.5	5.4	234.9
Unrealized	(162.1)	70.9	0.9	23.0	(67.3)
Total compensation and benefits	226.9	167.7	72.4	71.4	538.4
General, administrative, and other indirect expenses	62.9	33.5	39.4	17.3	153.1
Depreciation and amortization expense	6.8	3.0	3.1	1.7	14.6
Interest expense	14.2	8.0	5.5	3.0	30.7
Total expenses	310.8	212.2	120.4	93.4	736.8
Economic Net Income	$90.4	$140.2	$6.5	$9.7	$246.8
(-) Net Performance Fees	52.3	127.4	6.3	4.7	190.7
(-) Investment Income (Loss)	19.4	(5.3)	9.4	(1.0)	22.5
(+) Equity-based Compensation	36.2	13.2	9.4	3.5	62.3
(=) Fee Related Earnings	$54.9	$31.3	$0.2	$9.5	$95.9
(+) Realized Net Performance Fees	262.2	34.5	5.7	1.0	303.4
(+) Realized Investment Income (Loss)	22.5	(7.3)	1.6	—	16.8
(=) Distributable Earnings	$339.6	$58.5	$7.5	$10.5	$416.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$859.0	$45.0	$4.4	(a)	$908.4
Expenses	$558.9	$91.9	$54.6	(b)	$705.4
Other income	$—	$40.7	$—	(c)	$40.7
Economic net income	$300.1	$(6.2)	$(50.2)	(d)	$243.7

	Three Months Ended June 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$532.5	$35.9	$39.6	(a)	$608.0
Expenses	$374.2	$35.0	$137.7	(b)	$546.9
Other income	$—	$6.7	$—	(c)	$6.7
Economic net income (loss)	$158.3	$7.6	$(98.1)	(d)	$67.8
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2017 and 2016, and Total Assets as of June 30, 2017.

	June 30, 2017 and the Six Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,860.2	$87.9	$80.4	(a)	$2,028.5
Expenses	$1,160.0	$144.9	$210.0	(b)	$1,514.9
Other income	$—	$57.8	$—	(c)	$57.8
Economic net income	$700.2	$0.8	$(129.6)	(d)	$571.4
Total assets	$6,672.6	$4,383.9	$(200.1)	(e)	$10,856.4

	Six Months Ended June 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$983.6	$64.8	$42.7	(a)	$1,091.1
Expenses	$736.8	$64.7	$204.8	(b)	$1,006.3
Other loss	$—	$(1.7)	$—	(c)	$(1.7)
Economic net income (loss)	$246.8	$(1.6)	$(162.1)	(d)	$83.1

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Partnership’s ownership interests in Claren Road (through January 2017) and ESG (through June 2016) that were included in Revenues in the Partnership’s segment reporting.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016), as detailed below (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$58.5	$79.3	$125.5	$124.7
Acquisition related charges, including amortization of intangibles and impairment	9.2	21.6	18.0	39.3
Other non-operating expense	0.1	0.7	0.1	4.5
Tax expense associated with performance fees	(2.4)	(10.8)	(5.3)	(14.1)
Non-Carlyle economic interests in acquired businesses and the consolidated real estate VIE	(4.9)	48.9	82.6	51.3
Severance and other adjustments	7.5	1.4	10.3	8.8
Elimination of expenses of Consolidated Funds	(13.4)	(3.4)	(21.2)	(9.7)
	$54.6	$137.7	$210.0	$204.8

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before provision for income taxes	$243.7	$67.8	$571.4	$83.1
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	58.5	79.3	125.5	124.7
Acquisition related charges, including amortization of intangibles and impairment	9.2	21.6	18.0	39.3
Other non-operating expense	0.1	0.7	0.1	4.5
Tax provision associated with performance fees	(2.4)	(10.8)	(5.3)	(14.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(16.5)	(1.6)	(19.8)	0.7
Severance and other adjustments	7.5	1.3	10.3	8.6
Economic Net Income	$300.1	$158.3	$700.2	$246.8
Net performance fees(1)	299.4	115.4	693.5	190.7
Investment income (1)	31.2	28.9	41.8	22.5
Equity-based compensation	36.7	30.9	66.8	62.3
Fee Related Earnings	$6.2	$44.9	$31.7	$95.9
Realized performance fees, net of related compensation	182.1	233.3	217.4	303.4
Realized investment income(1)	10.6	9.3	5.2	16.8
Distributable Earnings	$198.9	$287.5	$254.3	$416.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$357.7	$(5.0)	$352.7
Unrealized	185.9	20.7	206.6
Total performance fees	543.6	15.7	559.3
Performance fee related compensation expense
Realized	166.7	3.9	170.6
Unrealized	90.4	(1.1)	89.3
Total performance fee related compensation expense	257.1	2.8	259.9
Net performance fees
Realized	191.0	(8.9)	182.1
Unrealized	95.5	21.8	117.3
Total net performance fees	$286.5	$12.9	$299.4
Investment income (loss)
Realized	$26.7	$(16.1)	$10.6
Unrealized	32.3	(11.7)	20.6
Investment income (loss)	$59.0	$(27.8)	$31.2

	Three Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$389.9	$16.4	$406.3
Unrealized	(179.0)	(17.0)	(196.0)
Total performance fees	210.9	(0.6)	210.3
Performance fee related compensation expense
Realized	172.4	0.6	173.0
Unrealized	(75.9)	(2.2)	(78.1)
Total performance fee related compensation expense	96.5	(1.6)	94.9
Net performance fees
Realized	217.5	15.8	233.3
Unrealized	(103.1)	(14.8)	(117.9)
Total net performance fees	$114.4	$1.0	$115.4
Investment income (loss)
Realized	$38.9	$(29.6)	$9.3
Unrealized	26.4	(6.8)	19.6
Total investment income (loss)	$65.3	$(36.4)	$28.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$440.9	$(5.2)	$435.7
Unrealized	784.3	54.0	838.3
Total performance fees	1,225.2	48.8	1,274.0
Performance fee related compensation expense
Realized	212.5	5.8	218.3
Unrealized	361.7	0.5	362.2
Total performance fee related compensation expense	574.2	6.3	580.5
Net performance fees
Realized	228.4	(11.0)	217.4
Unrealized	422.6	53.5	476.1
Total net performance fees	$651.0	$42.5	$693.5
Investment income (loss)
Realized	$26.5	$(21.3)	$5.2
Unrealized	78.8	(42.2)	36.6
Investment income (loss)	$105.3	$(63.5)	$41.8

	Six Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$521.7	$16.6	$538.3
Unrealized	(165.6)	(14.4)	(180.0)
Total performance fees	356.1	2.2	358.3
Performance fee related compensation expense
Realized	234.0	0.9	234.9
Unrealized	(68.0)	0.7	(67.3)
Total performance fee related compensation expense	166.0	1.6	167.6
Net performance fees
Realized	287.7	15.7	303.4
Unrealized	(97.6)	(15.1)	(112.7)
Total net performance fees	$190.1	$0.6	$190.7
Investment income (loss)
Realized	$51.5	$(34.7)	$16.8
Unrealized	4.2	1.5	5.7
Total investment income (loss)	$55.7	$(33.2)	$22.5

(2) Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iii) the reclassification of NGP performance fees, which are included in investment income in U.S. GAAP financial statements, and (iv) the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016).

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
18. Subsequent Events
In August 2017, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.42 per common unit to common unitholders of record at the close of business on August 14, 2017, payable on August 21, 2017.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2017 and December 31, 2016 and results of operations for the three months and six months ended June 30, 2017 and 2016. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$789.9	$—	$—	$789.9
Cash and cash equivalents held at Consolidated Funds	—	416.1	—	416.1
Restricted cash	9.4	—	—	9.4
Corporate treasury investments	115.4	—	—	115.4
Accrued performance fees	3,364.5	—	—	3,364.5
Investments	1,497.6	—	(195.3)	1,302.3
Investments of Consolidated Funds	—	3,907.7	—	3,907.7
Due from affiliates and other receivables, net	257.9	—	(4.8)	253.1
Due from affiliates and other receivables of Consolidated Funds, net	—	60.1	—	60.1
Receivables and inventory of a consolidated real estate VIE	167.2	—	—	167.2
Fixed assets, net	98.6	—	—	98.6
Deposits and other	50.3	—	—	50.3
Other assets of a consolidated real estate VIE	33.0	—	—	33.0
Intangible assets, net	39.5	—	—	39.5
Deferred tax assets	249.3	—	—	249.3
Total assets	$6,672.6	$4,383.9	$(200.1)	$10,856.4
Liabilities and partners’ capital
Debt obligations	$1,437.1	$—	$—	$1,437.1
Loans payable of Consolidated Funds	—	3,721.2	—	3,721.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $145.3 million)	72.6	—	—	72.6
Accounts payable, accrued expenses and other liabilities	305.2	—	—	305.2
Accrued compensation and benefits	2,017.8	—	—	2,017.8
Due to affiliates	234.6	0.2	—	234.8
Deferred revenue	83.4	—	—	83.4
Deferred tax liabilities	78.0	—	—	78.0
Other liabilities of Consolidated Funds	—	481.0	(32.1)	448.9
Other liabilities of a consolidated real estate VIE	173.4	—	—	173.4
Accrued giveback obligations	162.2	—	—	162.2
Total liabilities	4,564.3	4,202.4	(32.1)	8,734.6
Partners’ capital	603.0	44.8	(44.8)	603.0
Accumulated other comprehensive loss	(92.1)	1.4	(1.7)	(92.4)
Non-controlling interests in consolidated entities	265.8	14.7	—	280.5
Non-controlling interests in Carlyle Holdings	1,331.6	120.6	(121.5)	1,330.7
Total partners’ capital	2,108.3	181.5	(168.0)	2,121.8
Total liabilities and partners’ capital	$6,672.6	$4,383.9	$(200.1)	$10,856.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$670.9	$—	$—	$670.9
Cash and cash equivalents held at Consolidated Funds	—	761.5	—	761.5
Restricted cash	13.1	—	—	13.1
Corporate treasury investments	190.2	—	—	190.2
Accrued performance fees	2,481.1	—	—	2,481.1
Investments	1,272.2	—	(165.2)	1,107.0
Investments of Consolidated Funds	—	3,893.7	—	3,893.7
Due from affiliates and other receivables, net	231.0	—	(3.8)	227.2
Due from affiliates and other receivables of Consolidated Funds, net	—	29.5	—	29.5
Receivables and inventory of a consolidated real estate VIE	145.4	—	—	145.4
Fixed assets, net	106.1	—	—	106.1
Deposits and other	39.4	—	—	39.4
Other assets of a consolidated real estate VIE	31.5	—	—	31.5
Intangible assets, net	42.0	—	—	42.0
Deferred tax assets	234.4	—	—	234.4
Total assets	$5,457.3	$4,684.7	$(169.0)	$9,973.0
Liabilities and partners’ capital
Loans payable	$1,265.2	$—	$—	$1,265.2
Loans payable of Consolidated Funds	—	3,866.3	—	3,866.3
Loans payable of a consolidated real estate VIE at fair value (principal amount of $144.4 million)	79.4	—	—	79.4
Accounts payable, accrued expenses and other liabilities	369.8	—	—	369.8
Accrued compensation and benefits	1,661.8	—	—	1,661.8
Due to affiliates	223.4	0.2	—	223.6
Deferred revenue	54.0	—	—	54.0
Deferred tax liabilities	76.6	—	—	76.6
Other liabilities of Consolidated Funds	—	669.0	(32.0)	637.0
Other liabilities of a consolidated real estate VIE	124.5	—	—	124.5
Accrued giveback obligations	160.8	—	—	160.8
Total liabilities	4,015.5	4,535.5	(32.0)	8,519.0
Partners’ capital	403.1	36.7	(36.7)	403.1
Accumulated other comprehensive income (loss)	(94.9)	(1.5)	1.2	(95.2)
Non-controlling interests in consolidated entities	264.3	13.5	—	277.8
Non-controlling interests in Carlyle Holdings	869.3	100.5	(101.5)	868.3
Total partners’ capital	1,441.8	149.2	(137.0)	1,454.0
Total liabilities and partners’ capital	$5,457.3	$4,684.7	$(169.0)	$9,973.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$243.4	$—	$(4.6)	$238.8
Performance fees
Realized	359.7	—	(2.0)	357.7
Unrealized	185.9	—	—	185.9
Total performance fees	545.6	—	(2.0)	543.6
Investment income
Realized	27.3	—	(0.6)	26.7
Unrealized	27.6	—	4.7	32.3
Investment income	54.9	—	4.1	59.0
Interest and other income	10.3	—	(4.7)	5.6
Interest and other income of Consolidated Funds	—	45.0	—	45.0
Revenue of a consolidated real estate VIE	16.4	—	—	16.4
Total revenues	870.6	45.0	(7.2)	908.4
Expenses
Compensation and benefits
Base compensation	151.0	—	—	151.0
Equity-based compensation	88.0	—	—	88.0
Performance fee related
Realized	166.7	—	—	166.7
Unrealized	90.4	—	—	90.4
Total compensation and benefits	496.1	—	—	496.1
General, administrative and other expenses	95.8	—	—	95.8
Interest	16.5	—	—	16.5
Interest and other expenses of Consolidated Funds	—	91.9	(13.4)	78.5
Interest and other expenses of a consolidated real estate VIE	18.4	—	—	18.4
Other non-operating expenses	0.1	—	—	0.1
Total expenses	626.9	91.9	(13.4)	705.4
Other income
Net investment gains of Consolidated Funds	—	40.7	—	40.7
Income before provision for income taxes	243.7	(6.2)	6.2	243.7
Provision for income taxes	13.2	—	—	13.2
Net income	230.5	(6.2)	6.2	230.5
Net income attributable to non-controlling interests in consolidated entities	16.5	—	—	16.5
Net income attributable to Carlyle Holdings	214.0	(6.2)	6.2	214.0
Net income attributable to non-controlling interests in Carlyle Holdings	156.4	—	—	156.4
Net income attributable to The Carlyle Group L.P.	$57.6	$(6.2)	$6.2	$57.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$493.7	$—	$(8.6)	$485.1
Performance fees
Realized	442.9	—	(2.0)	440.9
Unrealized	784.3	—	—	784.3
Total performance fees	1,227.2	—	(2.0)	1,225.2
Investment income
Realized	27.2	—	(0.7)	26.5
Unrealized	79.4	—	(0.6)	78.8
Investment income	106.6	—	(1.3)	105.3
Interest and other income	26.2	—	(10.2)	16.0
Interest and other income of Consolidated Funds	—	87.9	—	87.9
Revenue of a consolidated real estate VIE	109.0	—	—	109.0
Total revenues	1,962.7	87.9	(22.1)	2,028.5
Expenses
Compensation and benefits
Base compensation	297.0	—	—	297.0
Equity-based compensation	160.8	—	—	160.8
Performance fee related
Realized	212.5	—	—	212.5
Unrealized	361.7	—	—	361.7
Total compensation and benefits	1,032.0	—	—	1,032.0
General, administrative and other expenses	189.6	—	—	189.6
Interest	31.5	—	—	31.5
Interest and other expenses of Consolidated Funds	—	144.9	(21.2)	123.7
Interest and other expenses of a consolidated real estate VIE	138.0	—	—	138.0
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,391.2	144.9	(21.2)	1,514.9
Other income
Net investment gains of Consolidated Funds	—	57.8	—	57.8
Income before provision for income taxes	571.5	0.8	(0.9)	571.4
Provision for income taxes	19.0	—	—	19.0
Net income	552.5	0.8	(0.9)	552.4
Net income attributable to non-controlling interests in consolidated entities	19.9	—	(0.1)	19.8
Net income attributable to Carlyle Holdings	532.6	0.8	(0.8)	532.6
Net income attributable to non-controlling interests in Carlyle Holdings	392.0	—	—	392.0
Net income attributable to The Carlyle Group L.P.	$140.6	$0.8	$(0.8)	$140.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$276.0	$—	$(3.5)	$272.5
Performance fees
Realized	390.0	—	(0.1)	389.9
Unrealized	(179.0)	—	—	(179.0)
Total performance fees	211.0	—	(0.1)	210.9
Investment income
Realized	39.1	—	(0.2)	38.9
Unrealized	33.0	—	(6.6)	26.4
Total investment income	72.1	—	(6.8)	65.3
Interest and other income	5.2	—	(0.2)	5.0
Interest and other income of Consolidated Funds	—	35.9	—	35.9
Revenue of a consolidated real estate VIE	18.4	—	—	18.4
Total revenues	582.7	35.9	(10.6)	608.0
Expenses
Compensation and benefits
Base compensation	149.9	—	—	149.9
Equity-based compensation	109.0	—	—	109.0
Performance fee related
Realized	172.4	—	—	172.4
Unrealized	(75.9)	—	—	(75.9)
Total compensation and benefits	355.4	—	—	355.4
General, administrative and other expenses	91.4	—	—	91.4
Interest	15.4	—	—	15.4
Interest and other expenses of Consolidated Funds	—	35.0	(3.4)	31.6
Interest and other expenses of a consolidated real estate VIE	52.4	—	—	52.4
Other non-operating expenses	0.7	—	—	0.7
Total expenses	515.3	35.0	(3.4)	546.9
Other income
Net investment gains of Consolidated Funds	—	6.7	—	6.7
Income before provision for income taxes	67.4	7.6	(7.2)	67.8
Provision for income taxes	24.3	—	—	24.3
Net income	43.1	7.6	(7.2)	43.5
Net income attributable to non-controlling interests in consolidated entities	1.2	—	0.4	1.6
Net income attributable to Carlyle Holdings	41.9	7.6	(7.6)	41.9
Net income attributable to non-controlling interests in Carlyle Holdings	35.8	—	—	35.8
Net income attributable to The Carlyle Group L.P.	$6.1	$7.6	$(7.6)	$6.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$568.4	$—	$(6.4)	$562.0
Performance fees
Realized	521.9	—	(0.2)	521.7
Unrealized	(165.6)	—	—	(165.6)
Total performance fees	356.3	—	(0.2)	356.1
Investment income
Realized	52.4	—	(0.9)	51.5
Unrealized	2.1	—	2.1	4.2
Total investment income	54.5	—	1.2	55.7
Interest and other income	10.9	—	(1.2)	9.7
Interest and other income of Consolidated Funds	—	64.8	—	64.8
Revenue of a consolidated real estate VIE	42.8	—	—	42.8
Total revenues	1,032.9	64.8	(6.6)	1,091.1
Expenses
Compensation and benefits
Base compensation	316.2	—	—	316.2
Equity-based compensation	184.4	—	—	184.4
Performance fee related
Realized	234.0	—	—	234.0
Unrealized	(68.0)	—	—	(68.0)
Total compensation and benefits	666.6	—	—	666.6
General, administrative and other expenses	173.7	—	—	173.7
Interest	30.7	—	—	30.7
Interest and other expenses of Consolidated Funds	—	64.7	(9.7)	55.0
Interest and other expenses of a consolidated real estate VIE	75.8	—	—	75.8
Other non-operating expenses	4.5	—	—	4.5
Total expenses	951.3	64.7	(9.7)	1,006.3
Other expense
Net investment losses of Consolidated Funds	—	(1.7)	—	(1.7)
Income before provision for income taxes	81.6	(1.6)	3.1	83.1
Provision for income taxes	31.7	—	—	31.7
Net income	49.9	(1.6)	3.1	51.4
Net loss attributable to non-controlling interests in consolidated entities	(2.2)	—	1.5	(0.7)
Net income attributable to Carlyle Holdings	52.1	(1.6)	1.6	52.1
Net income attributable to non-controlling interests in Carlyle Holdings	37.6	—	—	37.6
Net income attributable to The Carlyle Group L.P.	$14.5	$(1.6)	$1.6	$14.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
Cash flows from operating activities
Net income	$552.5	$49.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20.1	34.2
Equity-based compensation	160.8	184.4
Non-cash performance fees	(511.8)	67.2
Other non-cash amounts	(9.4)	(11.6)
Investment income	(95.8)	(53.1)
Purchases of investments	(236.9)	(207.0)
Proceeds from the sale of investments	311.9	140.8
Payments of contingent consideration	(22.5)	(75.6)
Deconsolidation of Claren Road (see Note 10)	(23.3)	—
Change in deferred taxes, net	0.3	14.7
Change in due from affiliates and other receivables	(75.1)	6.6
Change in receivables and inventory of a consolidated real estate VIE	(14.5)	(4.9)
Change in deposits and other	(9.3)	(1.5)
Change in other assets of a consolidated real estate VIE	1.6	8.8
Change in accounts payable, accrued expenses and other liabilities	(3.3)	(16.3)
Change in accrued compensation and benefits	(41.1)	(96.4)
Change in due to affiliates	0.1	(22.4)
Change in other liabilities of a consolidated real estate VIE	47.9	9.6
Change in deferred revenue	27.7	7.4
Net cash provided by operating activities	79.9	34.8
Cash flows from investing activities
Change in restricted cash	3.8	6.4
Purchases of fixed assets, net	(16.7)	(8.4)
Net cash used in investing activities	(12.9)	(2.0)
Cash flows from financing activities
Borrowings under credit facility	250.0	—
Repayments under credit facility	(250.0)	—
Proceeds from debt obligations	112.1	20.6
Net payments on loans payable of a consolidated real estate VIE	(14.3)	(16.9)
Payments of contingent consideration	(0.4)	(0.3)
Distributions to common unitholders	(22.7)	(45.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(63.1)	(148.4)
Contributions from non-controlling interest holders	25.8	71.6
Distributions to non-controlling interest holders	(53.0)	(59.5)
Units repurchased	(0.2)	(36.2)
Change in due to/from affiliates financing activities	49.2	1.0
Net cash provided by (used in) financing activities	33.4	(213.1)
Effect of foreign exchange rate changes	18.6	(3.9)
Increase (decrease) in cash and cash equivalents	119.0	(184.2)
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$789.9	$807.3

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2017, our Corporate Private Equity segment had over $54 billion in AUM and over $36 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eleven U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and three carry funds advised by NGP. As of June 30, 2017, our Real Assets segment had approximately $39 billion in AUM and over $26 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 60 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, and middle-market and senior debt. As of June 30, 2017, our Global Market Strategies segment had approximately $31 billion in AUM and over $25 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 180 fund vehicles. As of June 30, 2017, our Investment Solutions segment had approximately $46 billion in AUM and over $28 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of June 30, 2017. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Real Assets			Global Market Strategies
Buyout Carry Funds			Real Estate Carry Funds			Structured Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VI	$13.0 bn	2013	CRP VIII	$3.3 bn	2017	U.S.	$16.4 bn	2006-2017
CP V	$13.7 bn	2007	CRP VII	$4.2 bn	2014	Europe	€8.9 bn	2005-2017
CP IV	$7.9 bn	2005	CRP VI	$2.3 bn	2011	Structured Credit Carry Funds
Global Financial Services Partners			CRP V	$3.0 bn	2006	CSC	$722 mm	2016
CGFSP III	$315 mm	2017	CRP IV	$950 mm	2005	CASCOF	$445 mm	2015
CGFSP II	$1.0 bn	2013	CRP III	$564 mm	2001	Private Credit
CGFSP I	$1.1 bn	2008	Carlyle Europe Real Estate Partners			Business Development Company [1]
Carlyle Europe Partners			CEREP III	€2.2 bn	2007	TCG BDC, Inc.	$1.8 bn	2013
CEP IV	€3.7 bn	2014	CEREP II	€763 mm	2005	Corporate Mezzanine Carry Fund
CEP III	€5.3 bn	2007	Carlyle Asia Real Estate Partners			CMP II	$553 mm	2008
CEP II	€1.8 bn	2003	CCR	$120 mm	2016	Opportunistic Credit Carry Funds
Carlyle Asia Partners			CAREP II	$486 mm	2008	CCOF	$542 mm	2017
CAP IV	$3.9 bn	2013	Core Plus Real Estate (U.S.)			Energy Credit Carry Funds
CBPF	RMB 2.0 bn	2010	CPI	$972 mm	2016	CEMOF II	$2.8 bn	2015
CAP III	$2.6 bn	2008	Natural Resources Funds			CEMOF I	$1.4 bn	2010
CAP II	$1.8 bn	2006	Infrastructure Carry Fund			Distressed Credit Carry Funds
Carlyle Japan Partners			CIP I	$1.1 bn	2006	CSP IV	$2.5 bn	2016
CJP III	¥119.5 bn	2013	Power Carry Funds			CSP III	$703 mm	2011
CJP II	¥165.6 bn	2006	CPP II	$1.5 bn	2014	CSP II	$1.4 bn	2007
Carlyle Mexico Partners			CPOCP	$478 mm	2013
Mexico	$134 mm	2005	International Energy Carry Fund
Carlyle MENA Partners			CIEP	$2.5 bn	2013
MENA I	$471 mm	2008	NGP Energy Carry Funds			Investment Solutions
Carlyle South America Buyout Fund			NGP XI	$5.3 bn	2014	AlpInvest
CSABF I	$776 mm	2009	NGP X	$3.6 bn	2012	Fund of Private Equity Funds
Carlyle Sub-Saharan Africa Fund			NGP Agribusiness Carry Fund			60 vehicles	€41.2 bn	2000-2017
CSSAF I	$698 mm	2012	NGP GAP	$402 mm	2014	Secondary Investments
Carlyle Peru Fund			NGP Management Fee Funds			45 vehicles	€14.3 bn	2002-2017
CPF I	$308 mm	2012	Various [2]	$7.2 bn	2004-2008	Co-Investments
Carlyle Global Partners			Legacy Energy Carry Funds			45 vehicles	€13.3 bn	2000-2017
CGP	$3.6 bn	2015	Carlyle/Riverstone Global Energy			Metropolitan Real Estate
Growth Carry Funds			Energy IV	$6.0 bn	2008	Real Estate Fund of Funds
Carlyle U.S. Venture/Growth Partners			Energy III	$3.8 bn	2005	30 vehicles	$3.6 bn	2002-2017
CEOF II	$2.4 bn	2015	Energy II	$1.1 bn	2003
CEOF I	$1.1 bn	2011	Carlyle/Riverstone Renewable Energy
CUSGF III	$605 mm	2006	Renew II	$3.4 bn	2008
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$292 mm	2016
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014
Note: All amounts shown represent total capital commitments as of June 30, 2017 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call.

(1)	Amounts represent gross assets as of June 30, 2017.

(2)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

Over the course of the second quarter of 2017, public and proprietary data generally pointed to a synchronized global recovery. Improved economic conditions translated to robust corporate earnings growth in most major economies, with S&P 500 earnings advancing by 7.2%, on average, in the second quarter after recording 13.9% annual growth in the first quarter of 2017. Strong earnings growth supported higher asset prices, with the MSCI World Index rising by 3.2% during the second quarter and continuing to rise through the end of July 2017.

Stronger economic growth also raised the prospect that central banks would remove policy accommodation at a faster pace than previously anticipated. The level and volatility of government bond yields increased as a result and these higher yields led directly to an appreciation in the euro, which surged from 1.06 against the U.S. dollar at the end of the first quarter to 1.14 as of the end of the second quarter and 1.18 as of the end of July 2017. Uncertainty about the course of monetary policy could be a key driver of asset price volatility in the months ahead. In 2013, the “taper tantrum” led a simultaneous decline in stock and bond prices, as market participants revised their expectations for U.S. Federal Reserve policy. The pace of any policy tightening, however, should be restrained by inflation data, which remained muted despite the improved economic backdrop. The annual change in consumer prices in the U.S., Europe and Japan all remained well below central banks’ targets in the second quarter 2017. With inflation pressures subdued, futures markets anticipate just one additional rate hike in the U.S. and no change in euro area short-term rates over the next 12 months.

Despite the increase and volatility in yields, leveraged finance markets remained strong in the second quarter of 2017, with combined leveraged loan and high-yield bond issuance exceeding $600 billion in the first half of the year, up by 37% relative to the same period in 2016. Favorable deal finance terms supported a robust private equity investment environment. Global private equity investment reached $84 billion in the second quarter of 2017, up from $55 billion in the first quarter. For the first half of the year, private equity-backed deal volumes reached their highest levels in a decade.

Faster real growth and a continuation of low interest rates are likely to sustain elevated valuations in the near term. While higher valuations could place downward pressure on rates of return for new investments across all asset classes, we remain confident in our ability to find investment opportunities that meet our investment criteria. During the second quarter, we invested $3.4 billion in new or follow-on transactions, and currently have more than $6 billion of pending invested capital for transactions that have been signed, but have not yet closed. We also generated $6.0 billion in realized proceeds in the second quarter.

During the second quarter of 2017, our overall carry fund portfolio appreciated by 5%, with an 8% increase in our Corporate Private Equity funds and a 6% increase in our Real Assets funds. The valuation of our Global Market Strategies carry funds was flat in the second quarter with strength in distressed credit offset by weakness in energy debt funds. Appreciation in Investment Solutions was 1% and was negatively impacted by the strength of the euro relative to the U.S. dollar. Excluding the negative impact of investment-level foreign exchange translation, the Investment Solutions portfolio of funds appreciated by 5%. Our private carry fund portfolio appreciated by 6% and our public carry fund portfolio appreciated by 10% during the quarter, each excluding Investment Solutions.

We anticipate raising $100 billion in gross new capital over the four-year period that began in 2016 and will continue through the end of 2019. During the second quarter of 2017, we raised $8.4 billion of new capital and we raised $18.1 billion of gross new capital over the last twelve months. We expect that the pace of fundraising will accelerate for the remainder of 2017 and into 2018 as our largest buyout funds come into the market. In general, fundraising activity generates one-time costs that are incurred upon the closing of new commitments; however, those new commitments may not generate fees for several quarters, which creates costs ahead of revenues. When fees on those new commitments are activated, we expect to see an increase in Fee-Earning AUM and management fee revenue. Pending Fee-Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, was approximately $9 billion at June 30, 2017, up from $4 billion at the beginning of the quarter.

During the second quarter, one of our business development companies went public and we raised three new collateralized loan obligations. We raised $2.7 billion of total new capital for the Global Market Strategies segment, reflecting the strong demand that we are seeing for private credit strategies. We also made key hires in our global credit business as part of our effort to grow and enhance that business. As we continue to hire new employees and expand our global credit operations, we anticipate that expenses in our Global Market Strategies segment will be elevated as compared to prior periods. We have fully resolved investor claims related to the commodities matters in our Global Market Strategies segment. As we move forward, our strategy for this segment is to aggressively focus on opportunities in the global credit space.

Recent Transactions
Distribution
In August 2017, the Board of Directors of our general partner declared a quarterly distribution of $0.42 per common unit to common unitholders of record at the close of business on August 14, 2017, payable on August 21, 2017.

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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of June 30, 2017, were approximately 16% of total management fees recognized during both the three months and six months ended June 30, 2017, respectively. Management fees attributable to CP VI were approximately 15% and 14% of total management fees recognized during the three months and six months ended June 30, 2016, respectively. No other fund generated over 10% of total management fees in the periods presented.

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
Performance fees in excess of 10% of the total for the three months ended June 30, 2017 were generated from the following funds:

•	$192.4 million from CP VI (with total AUM of approximately $14.1 billion),

•	$80.7 million from Carlyle Asia Partners IV, L.P. (“CAP IV”) (with total AUM of approximately $5.0 billion, and

•	$66.0 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $5.5 billion).
Performance fees in excess of 10% of the total for the six months ended June 30, 2017 were generated from the following funds:

•	$397.2 million from CP VI,

•	$253.0 million from CP V, and

•	$226.3 million from CAP IV.
Performance fees in excess of 10% of the total for the three months ended June 30, 2016 were generated primarily from the following funds:
•$51.0 million from Carlyle Realty Partners V, L.P. (“CRP V”),
•$39.5 million from Carlyle Beijing Partners, L.P. (“CBPF”), and
•$32.0 million from Carlyle Realty Partners VII, L.P. (“CRP VII”).
Performance fees in excess of 10% of the total for the six months ended June 30, 2016 were generated primarily from the following funds:
•$99.9 million from CRP V,
•$75.8 million from CP V,
•$55.9 million from CRP VII, and
•$39.5 million from CBPF.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2017 and 2016, the reversals of performance fees were $17.2 million and $32.0 million, respectively. For the six months ended June 30, 2017 and 2016, the reversals of performance fees were $57.9 million and $57.8 million, respectively.
As of June 30, 2017, accrued performance fees and accrued giveback obligations were approximately $3.4 billion and $162.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2017 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of June 30, 2017, approximately $103.4 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $58.8 million. The Partnership uses “net accrued performance fees” to refer to the accrued performance fees net of accrued giveback obligations, accrued performance fee compensation, performance fee-related tax obligations, and accrued performance fees attributable to non-controlling interests and excludes any net accrued performance fees that have been realized but will be collected in subsequent periods. Net accrued performance fees as of June 30, 2017 are $1.6 billion.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2017, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.1 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $218.6 million in aggregate giveback obligations. Approximately $37.2 million of the $218.6 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2017 (amounts in millions):

	As of June 30, 2017
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
Consolidated Results
Level I	$1,185	$2,560	$207	$1,002	$4,954
Level II	178	967	60	169	1,374
Level III	35,327	21,213	23,135	29,285	108,960
Total Fair Value	36,690	24,740	23,402	30,456	115,288
Other Net Asset Value	1,638	(432)	(211)	(554)	441
Total AUM, Excluding Available Capital Commitments	38,328	24,308	23,191	29,902	115,729
Available Capital Commitments	15,995	14,636	7,701	15,764	54,096
Total AUM	$54,323	$38,944	$30,892	$45,666	$169,825
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

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE reflect expenses incurred by Urbplan, consisting primarily of interest expense, general and administrative expenses, impairment charges, compensation and benefits, and costs associated with land development services. Also included in this caption is the change in our estimate of the fair value of Urbplan’s loans payable during the period.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2017, our U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2017	2016
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$53,412	$48,712
Fee-earning AUM based on invested capital (2)	23,222	29,893
Fee-earning AUM based on collateral balances, at par (3)	17,111	17,863
Fee-earning AUM based on net asset value (4)	1,310	6,239
Fee-earning AUM based on lower of cost or fair value and other (5)	21,079	22,612
Balance, End of Period (6)	$116,134	$125,319

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, fund of hedge funds vehicles, and certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of June 30, 2017, the Legacy Energy Funds had, in the aggregate, approximately $6.3 billion in AUM and $4.7 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$114,905	$130,339	$114,994	$130,994
Inflows, including Fee-paying Commitments (1)	2,303	1,873	5,039	4,605
Outflows, including Distributions (2)	(3,495)	(5,584)	(6,161)	(7,688)
Subscriptions, net of Redemptions (3)	—	(1,181)	—	(2,895)
Changes in CLO collateral balances (4)	389	843	(349)	(133)
Market Appreciation/(Depreciation) (5)	(179)	(145)	(155)	(729)
Foreign Exchange and other (6)	2,211	(826)	2,766	1,165
Balance, End of Period	$116,134	$125,319	$116,134	$125,319

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $8.6 billion for which fees have not yet commenced.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$49,863	$112,079	$161,942	$50,140	$107,467	$157,607
Commitments (1)	6,319	—	6,319	9,049	—	9,049
Capital Called, net (2)	(3,135)	3,047	(88)	(6,721)	6,490	(231)
Distributions (3)	533	(6,426)	(5,893)	956	(10,519)	(9,563)
Subscriptions, net of Redemptions (4)	—	—	—	—	(7)	(7)
Changes in CLO collateral balances (5)	—	124	124	—	(246)	(246)
Market Appreciation/(Depreciation) (6)	—	4,479	4,479	—	9,420	9,420
Foreign Exchange and other (7)	516	2,426	2,942	672	3,124	3,796
Balance, End of Period	$54,096	$115,729	$169,825	$54,096	$115,729	$169,825

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the second quarter of 2017 was driven by 10% appreciation ($0.8 billion) in the public portfolio and 6% appreciation ($2.9 billion) in the private portfolio of our Corporate Private Equity, Real Assets, and Global Market Strategies carry funds, in addition to $0.4 billion of appreciation in our Investment Solutions carry funds.

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
As of June 30, 2017, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees for both the three months and six months ended June 30, 2017; and less than 1% of our performance fees for both the three months and six months ended June 30, 2017.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2017, our consolidated CLOs held approximately $4.4 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Partnership and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements. For further information, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.
In addition, as described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of June 30, 2017, our unaudited condensed consolidated financial statements included approximately $200 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2017 and 2016. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$238.8	$272.5	$485.1	$562.0
Performance fees
Realized	357.7	389.9	440.9	521.7
Unrealized	185.9	(179.0)	784.3	(165.6)
Total performance fees	543.6	210.9	1,225.2	356.1
Investment income
Realized	26.7	38.9	26.5	51.5
Unrealized	32.3	26.4	78.8	4.2
Total investment income	59.0	65.3	105.3	55.7
Interest and other income	5.6	5.0	16.0	9.7
Interest and other income of Consolidated Funds	45.0	35.9	87.9	64.8
Revenue of a consolidated real estate VIE	16.4	18.4	109.0	42.8
Total revenues	908.4	608.0	2,028.5	1,091.1
Expenses
Compensation and benefits
Base compensation	151.0	149.9	297.0	316.2
Equity-based compensation	88.0	109.0	160.8	184.4
Performance fee related
Realized	166.7	172.4	212.5	234.0
Unrealized	90.4	(75.9)	361.7	(68.0)
Total compensation and benefits	496.1	355.4	1,032.0	666.6
General, administrative and other expenses	95.8	91.4	189.6	173.7
Interest	16.5	15.4	31.5	30.7
Interest and other expenses of Consolidated Funds	78.5	31.6	123.7	55.0
Interest and other expenses of a consolidated real estate VIE	18.4	52.4	138.0	75.8
Other non-operating expenses	0.1	0.7	0.1	4.5
Total expenses	705.4	546.9	1,514.9	1,006.3
Other income
Net investment gains (losses) of Consolidated Funds	40.7	6.7	57.8	(1.7)
Income before provision for income taxes	243.7	67.8	571.4	83.1
Provision for income taxes	13.2	24.3	19.0	31.7
Net income	230.5	43.5	552.4	51.4
Net income (loss) attributable to non-controlling interests in consolidated entities	16.5	1.6	19.8	(0.7)
Net income attributable to Carlyle Holdings	214.0	41.9	532.6	52.1
Net income attributable to non-controlling interests in Carlyle Holdings	156.4	35.8	392.0	37.6
Net income attributable to The Carlyle Group L.P.	$57.6	$6.1	$140.6	$14.5

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.65	$0.07	$1.61	$0.18
Diluted	$0.59	$0.07	$1.49	$0.09
Weighted-average common units
Basic	88,801,343	81,683,415	87,079,007	81,284,238
Diluted	96,986,255	85,849,938	94,486,422	304,176,760

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues
Total revenues increased $300.4 million, or 49%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $937.4 million, or 86% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in total revenues for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Total Revenue, June 30, 2016	$608.0	$1,091.1
Decrease in fund management fees	(33.7)	(76.9)
Increase in performance fees	332.7	869.1
(Decrease) increase in investment income	(6.3)	49.6
Increase in interest and other income of Consolidated Funds	9.1	23.1
(Decrease) increase in revenue from a consolidated real estate VIE	(2.0)	66.2
All other changes	0.6	6.3
Total increase	300.4	937.4
Total Revenue, June 30, 2017	$908.4	$2,028.5
Fund Management Fees. Fund management fees decreased $33.7 million, or 12%, to $238.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $76.9 million, or 14%, to $485.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$15.0	25.5
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(17.5)	(36.0)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(4.9)	(6.5)
Lower management fees from lower assets under management in our former hedge funds	(20.5)	(43.6)
Lower transaction and portfolio advisory fees	(2.3)	(14.1)
All other changes	(3.5)	(2.2)
Total decrease in fund management fees	$(33.7)	$(76.9)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $6.1 million and $8.4 million for the three months ended June 30, 2017 and 2016, respectively, and $17.8 million and $31.9 million for the six months ended June 30, 2017 and 2016, respectively. The $14.1 million decrease in transaction and portfolio advisory fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 resulted primarily from a significant transaction related to one of our U.S. buyout funds in the six months ended June 30, 2016 as compared to the six months ended June 30, 2017.

Performance Fees. Performance fees increased $332.7 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $869.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Performance fees by segment on a consolidated U.S. GAAP basis for the three months and six months ended June 30, 2017 and 2016 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Corporate Private Equity	$419.8	$69.1	$987.8	$96.6
Real Assets	81.7	115.5	139.5	217.7
Global Market Strategies	13.6	7.4	33.6	9.0
Investment Solutions	28.5	18.9	64.3	32.8
Total performance fees	$543.6	$210.9	$1,225.2	$356.1

Total carry fund appreciation	5%	4%	11%	4%
Approximately $339.0 million of our performance fees for the three months ended June 30, 2017 were related to CP VI, CAP IV, and CP V, while approximately $122.4 million of our performance fees for the three months ended June 30, 2016 were related to CRP V, CBPF, and CRP VII. Approximately $876.5 million of our performance fees for the six months ended June 30, 2017 were related to CP VI, CP V, and CAP IV, while approximately $271.1 million of our performance fees for the six months ended June 30, 2016 were related to CRP V, CP V, CRP VII, and CBPF.
Over the course of the second quarter of 2017, economic conditions continued to improve and translated to robust corporate earnings growth in most major economies, with the S&P 500 earnings advancing by 7.2%, on average, in the second quarter after recording 13.9% annual growth in the first quarter of 2017. Strong earnings growth supported higher asset prices, with the MSCI World Index rising by 3.2% during the second quarter and continuing to rise through the end of July 2017. Further, stronger economic growth also led to an increase in the level and volatility of government bond yields. Higher bond yields led directly to an appreciation in the Euro, which surged from 1.06 against the U.S. dollar at the end of the first quarter to 1.14 as of the end of the second quarter and 1.18 as of the end of July 2017. Despite the increase and volatility in yields, leveraged finance markets remained strong in the second quarter of 2017, and favorable deal finance terms supported a robust private equity investment environment. For the first half of 2017, private equity-backed deal volumes reached their highest levels in a decade. The positive economic climate and the strong underlying performance of many of the portfolio companies in our funds facilitated the appreciation of our carry funds during the second quarter. The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 5% during the quarter and increased 11% since December 31, 2016.

Investment Income (Loss). Investment income decreased $6.3 million to $59.0 million for the three months ended June 30, 2017 as compared to investment income of $65.3 million for the three months ended June 30, 2016 and increased $49.6 million to $105.3 million for the six months ended June 30, 2017 as compared to investment income of $55.7 million for the six months ended June 30, 2016, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Increase in investment income from NGP, which includes performance fees from the investments in NGP	$11.0	$59.0
Investment loss related to Q1 2017 amended NGP agreements (See Note 5 to the unaudited condensed consolidated financial statements)	—	(20.8)
Increase in investment income from our buyout and growth funds	2.9	6.9
(Increase) decrease in losses on foreign currency hedges	(3.7)	9.5
Decrease in investment income from our real assets funds, excluding NGP	(8.9)	(7.3)
Decrease in investment loss from our distressed debt funds, former hedge funds, and energy mezzanine funds	—	3.3
Decrease in investment income from CLOs	(9.0)	(5.0)
All other changes	1.4	4.0
Total (decrease) increase in investment income	$(6.3)	$49.6

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

Interest and other income of Consolidated Funds increased $9.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $23.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Substantially all of the increase in interest and other income of Consolidated Funds for both periods relates to increased interest income from CLOs.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $16.4 million for the three months ended June 30, 2017 as compared to $18.4 million for the three months ended June 30, 2016. The decrease in revenue of a consolidated real estate VIE for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to a decrease in investment income, partially offset by an increase in the the number of completed land development projects in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Urbplan recognizes revenue for land development services under the completed contract method.
Revenue of a consolidated real estate VIE was $109.0 million for the six months ended June 30, 2017 as compared to $42.8 million for the six months ended June 30, 2016. The increase in revenue of a consolidated real estate VIE for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in the number of completed land development projects in 2017 as compared to 2016, partially offset by a decrease in investment income.

Expenses
Total expenses increased $158.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $508.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in total expenses for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Total Expenses, June 30, 2016	$546.9	$1,006.3
Increases (Decreases):
Increase in total compensation and benefits	140.7	365.4
Increase in general, administrative and other expenses	4.4	15.9
Increase in interest and other expenses of Consolidated Funds	46.9	68.7
(Decrease) increase in interest and other expenses of a consolidated real estate VIE	(34.0)	62.2
All other changes	0.5	(3.6)
Total increase	158.5	508.6
Total Expenses, June 30, 2017	$705.4	$1,514.9

Total Compensation and Benefits. Total compensation and benefits increased $140.7 million, or 40%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $365.4 million, or 55%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Increase (decrease) in base compensation	$1.1	$(19.2)
Decrease in equity-based compensation	(21.0)	(23.6)
Increase in performance fee related compensation	160.6	408.2
Total increase in total compensation and benefits	$140.7	$365.4
Base compensation and benefits. Base compensation and benefits increased $1.1 million, or 1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $19.2 million, or 6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Decrease in hedge fund headcount and bonuses	$(9.1)	$(18.2)
Decrease in all other headcount and bonuses	(5.3)	(26.0)
Increase in compensation costs associated with fundraising activities	12.0	12.1
Absence in 2017 of prior year net write-down of acquisition- related compensatory arrangements	3.5	12.9
Total increase (decrease) in base compensation and benefits	$1.1	$(19.2)
Equity-based Compensation. Equity-based compensation decreased $21.0 million for the three months ended June 30, 2017 as compared to three months ended June 30, 2016. The decrease in equity-based compensation was due primarily to the timing of the component of the expense related to forfeitures as a result of the accounting policy change on January 1, 2017 to account for forfeitures as they occur instead of estimating forfeitures at the grant date. For the three months ended June 30, 2017, the primary impacts of this accounting policy change relate to the vesting of units in May 2017 related to our initial public offering in 2012 and the absence in 2017 of a true-up for additional compensation expense recorded in 2016 related to the May 2016 vesting of units. The decrease in equity-based compensation for the three months ended June 30, 2017 as compared to three months ended June 30, 2016 was partially offset by ongoing grants of deferred restricted common units to new and existing employees during 2016 and 2017.
Equity-based compensation decreased $23.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in equity-based compensation was due primarily to the forfeiture of equity-based awards due to employee terminations occurring since the second quarter of 2016 and the accounting policy change on January 1, 2017 to account for forfeitures as they occur instead of estimating an expense at the grant date. These decreases were partially offset by the settlement of the DGAM earnout arrangement due to the wind down of DGAM during 2016 in which additional expense was incurred and by ongoing grants of deferred restricted common units to new and existing employees during 2016 and 2017.

Performance fee related compensation expense. Performance fee related compensation expense increased $160.6 million for the three months ended June 30, 2017 as compared to three months ended June 30, 2016 and increased $408.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Performance fee related compensation as a percentage of performance fees was 47% for both the three months and six months ended June 30, 2017, and 46% and 47% for the three months and six months ended June 30, 2016, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense as a percentage of performance fees is generally around 45%. Performance fees from our Investment Solutions segment pay a higher ratio of performance fees as compensation. Conversely, performance fees from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $4.4 million for the three months ended June 30, 2017 as compared to three months ended June 30, 2016 and increased $15.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Lower intangible asset amortization	$(6.4)	(14.3)
Higher expenses for litigation and contingencies * (See Note 10 to the unaudited condensed consolidated financial statements)	104.2	148.8
Insurance proceeds recognized for certain legal matters *	(103.3)	(138.6)
Lower professional fees and office expenses	(0.5)	(0.9)
Higher external fundraising costs	3.1	0.6
Foreign exchange and other changes	7.3	20.3
Total increase in general, administrative and other expenses	$4.4	$15.9
* Included in these amounts are components of the net $5.9 million in costs and insurance proceeds recognized in our Global Market Strategies segment, primarily attributable to the settlement and purchase agreements to fully resolve all claims with investors in two structured finance vehicles managed by Vermillion (see Note 10 to the unaudited condensed consolidated financial statements).
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $46.9 million for the three months ended June 30, 2017 as compared to three months ended June 30, 2016 and increased $68.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase for both periods is primarily due to higher interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE decreased $34.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $62.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Higher expenses associated with land development services as a result of the completion of the related land development projects	$5.0	$50.2
Higher income related to fair market value adjustment for Urbplan loans *	(6.4)	(6.5)
Lower interest expense	(6.4)	(5.0)
Lower compensation and benefits	(0.3)	(0.6)
(Lower) higher general, administrative and other expenses, primarily due to a (decrease) increase in asset impairments and litigation-related liabilities	(25.9)	24.1
Total (decrease) increase in interest and other expenses of a Consolidated Real Estate VIE	$(34.0)	$62.2
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating Expenses. For the three months and six months ended June 30, 2017 and 2016, this caption primarily represents the change in fair value of contingent consideration associated with the Partnership's acquisitions.
The decrease in other non-operating expenses for both the three months and six months ended June 30, 2017 as compared to the three months and six months ended June 30, 2016 was the result of the separation from ESG and Claren Road and the associated termination of their respective earnout arrangements. See Note 8 to the unaudited condensed consolidated financial statements for more information on our contingent consideration arrangements.

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended June 30, 2017, net investment gains of Consolidated Funds were $40.7 million as compared to net investment gains of $6.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net investment gains of Consolidated Funds were $57.8 million as compared to net investment losses of $1.7 million for the six months ended June 30, 2016. For both the three months and six months ended June 30, 2017 and 2016, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Realized losses	$(3.7)	$(3.4)	$(5.8)	$(9.6)
Net change in unrealized gains (losses)	(1.9)	97.6	35.4	36.0
Total gains (losses)	(5.6)	94.2	29.6	26.4
Gains (losses) from liabilities of CLOs	46.3	(87.3)	28.2	(27.9)
Losses on other assets of CLOs	—	(0.2)	—	(0.2)
Total investment gains (losses) of Consolidated Funds	$40.7	$6.7	$57.8	$(1.7)

For the three months and six months ended June 30, 2017 and 2016, the unrealized investment gains/losses primarily included the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains (losses) for the three months and six months ended June 30, 2017 and 2016 were due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Gains attributable to other consolidated funds	$—	$0.4	$—	$2.7
Net appreciation (depreciation) of CLOs	40.7	6.3	57.8	(4.4)
Total net investment gains (losses)	$40.7	$6.7	$57.8	$(1.7)
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $16.5 million for the three months ended June 30, 2017 as compared to net income attributable to non-controlling interests in consolidated entities of $1.6 million for the three months ended June 30, 2016. Net income attributable to non-controlling interests in consolidated entities was $19.8 million for the six months ended June 30, 2017 as compared to net loss attributable to non-controlling interests in consolidated entities of $0.7 million for the six months ended June 30, 2016. These amounts are primarily attributable to the net earnings or losses of non-Carlyle interests in majority-owned subsidiaries and non-controlling interest in carried interest and giveback obligations for each period. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
The net income (loss) of our Consolidated Funds for the three months and six months ended June 30, 2017 and 2016 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Net income (loss) from the consolidated CLOs	$(6.2)	$7.2	$0.9	$(3.1)
Net income (loss) from other consolidated funds	—	0.4	(0.1)	1.5
Total net income (loss) of our Consolidated Funds	$(6.2)	$7.6	$0.8	$(1.6)
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $57.6 million for the three months ended June 30, 2017 as compared to net income attributable to the Partnership of $6.1 million for the three months ended June 30, 2016. The net income attributable to the Partnership was $140.6 million for the six months ended June 30, 2017 as compared to net income attributable to the Partnership of $14.5 million for the six months ended June 30, 2016. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 28% and 25% as of June 30, 2017 and 2016, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(2.1) million and $(6.2) million for the three months ended June 30, 2017 and 2016, respectively, and $(2.9) million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2017 and 2016. The tables below show our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Net Income, Fee Related Earnings and Distributable Earnings for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total Segment Revenues	$859.0	$532.5	$1,860.2	$983.6
Total Segment Expenses	558.9	374.2	1,160.0	736.8
Economic Net Income	$300.1	$158.3	$700.2	$246.8
(-) Net Performance Fees	299.4	115.4	693.5	190.7
(-) Investment Income	31.2	28.9	41.8	22.5
(+) Equity-based Compensation	36.7	30.9	66.8	62.3
(=) Fee Related Earnings	$6.2	$44.9	$31.7	$95.9
(+) Realized Net Performance Fees	182.1	233.3	217.4	303.4
(+) Realized Investment Income	10.6	9.3	5.2	16.8
(=) Distributable Earnings	$198.9	$287.5	$254.3	$416.1

The following table sets forth our total segment revenues for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$257.2	$279.7	$512.8	$559.6
Portfolio advisory fees, net	4.9	5.8	8.9	9.0
Transaction fees, net	1.2	2.6	8.9	22.9
Total fund level fee revenues	263.3	288.1	530.6	591.5
Performance fees
Realized	352.7	406.3	435.7	538.3
Unrealized	206.6	(196.0)	838.3	(180.0)
Total performance fees	559.3	210.3	1,274.0	358.3
Investment income
Realized	10.6	9.3	5.2	16.8
Unrealized	20.6	19.6	36.6	5.7
Total investment income	31.2	28.9	41.8	22.5
Interest income	2.4	2.5	5.8	5.5
Other income	2.8	2.7	8.0	5.8
Total Segment Revenues	$859.0	$532.5	$1,860.2	$983.6

The following table sets forth our total segment expenses for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Direct base compensation	$103.4	$108.5	$211.7	$230.3
Indirect base compensation	49.6	38.4	88.6	78.2
Equity-based compensation	36.7	30.9	66.8	62.3
Performance fee related
Realized	170.6	173.0	218.3	234.9
Unrealized	89.3	(78.1)	362.2	(67.3)
Total compensation and benefits	449.6	272.7	947.6	538.4
General, administrative, and other indirect expenses	85.4	78.7	166.0	153.1
Depreciation and amortization expense	7.5	7.3	15.0	14.6
Interest expense	16.4	15.5	31.4	30.7
Total Segment Expenses	$558.9	$374.2	$1,160.0	$736.8

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Income before provision for income taxes	$243.7	$67.8	$571.4	$83.1
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	58.5	79.3	125.5	124.7
Acquisition related charges, including amortization of intangibles and impairment	9.2	21.6	18.0	39.3
Other non-operating expense	0.1	0.7	0.1	4.5
Tax provision associated with performance fees	(2.4)	(10.8)	(5.3)	(14.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(16.5)	(1.6)	(19.8)	0.7
Severance and other adjustments	7.5	1.3	10.3	8.6
Economic Net Income	$300.1	$158.3	$700.2	$246.8
(-) Net performance fees(1)	299.4	115.4	693.5	190.7
(-) Investment income(1)	31.2	28.9	41.8	22.5
(+) Equity-based compensation	36.7	30.9	66.8	62.3
(=) Fee Related Earnings	$6.2	$44.9	$31.7	$95.9
(+) Realized performance fees, net of related compensation(1)	182.1	233.3	217.4	303.4
(+) Realized investment income(1)	10.6	9.3	5.2	16.8
(=) Distributable Earnings	$198.9	$287.5	$254.3	$416.1

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$357.7	$(5.0)	$352.7
Unrealized	185.9	20.7	206.6
Total performance fees	543.6	15.7	559.3
Performance fee related compensation expense
Realized	166.7	3.9	170.6
Unrealized	90.4	(1.1)	89.3
Total performance fee related compensation expense	257.1	2.8	259.9
Net performance fees
Realized	191.0	(8.9)	182.1
Unrealized	95.5	21.8	117.3
Total net performance fees	$286.5	$12.9	$299.4
Investment income (loss)
Realized	$26.7	$(16.1)	$10.6
Unrealized	32.3	(11.7)	20.6
Investment income (loss)	$59.0	$(27.8)	$31.2

	Six Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$440.9	$(5.2)	$435.7
Unrealized	784.3	54.0	838.3
Total performance fees	1,225.2	48.8	1,274.0
Performance fee related compensation expense
Realized	212.5	5.8	218.3
Unrealized	361.7	0.5	362.2
Total performance fee related compensation expense	574.2	6.3	580.5
Net performance fees
Realized	228.4	(11.0)	217.4
Unrealized	422.6	53.5	476.1
Total net performance fees	$651.0	$42.5	$693.5
Investment income (loss)
Realized	$26.5	$(21.3)	$5.2
Unrealized	78.8	(42.2)	36.6
Investment income (loss)	$105.3	$(63.5)	$41.8

	Three Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$389.9	$16.4	$406.3
Unrealized	(179.0)	(17.0)	(196.0)
Total performance fees	210.9	(0.6)	210.3
Performance fee related compensation expense
Realized	172.4	0.6	173.0
Unrealized	(75.9)	(2.2)	(78.1)
Total performance fee related compensation expense	96.5	(1.6)	94.9
Net performance fees
Realized	217.5	15.8	233.3
Unrealized	(103.1)	(14.8)	(117.9)
Total net performance fees	$114.4	$1.0	$115.4
Investment income (loss)
Realized	$38.9	$(29.6)	$9.3
Unrealized	26.4	(6.8)	19.6
Total investment income (loss)	$65.3	$(36.4)	$28.9

	Six Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$521.7	$16.6	$538.3
Unrealized	(165.6)	(14.4)	(180.0)
Total performance fees	356.1	2.2	358.3
Performance fee related compensation expense
Realized	234.0	0.9	234.9
Unrealized	(68.0)	0.7	(67.3)
Total performance fee related compensation expense	166.0	1.6	167.6
Net performance fees
Realized	287.7	15.7	303.4
Unrealized	(97.6)	(15.1)	(112.7)
Total net performance fees	$190.1	$0.6	$190.7
Investment income (loss)
Realized	$51.5	$(34.7)	$16.8
Unrealized	4.2	1.5	5.7
Total investment income (loss)	$55.7	$(33.2)	$22.5

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

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$241.8	$58.2	$555.2	$90.4
Real Assets	50.7	78.7	110.1	140.2
Global Market Strategies	0.6	12.0	16.0	6.5
Investment Solutions	7.0	9.4	18.9	9.7
Economic Net Income	$300.1	$158.3	$700.2	$246.8
Distributable Earnings
Corporate Private Equity	$172.8	$235.1	$208.2	$339.6
Real Assets	11.8	39.0	15.4	58.5
Global Market Strategies	8.9	6.7	16.7	7.5
Investment Solutions	5.4	6.7	14.0	10.5
Distributable Earnings	$198.9	$287.5	$254.3	$416.1

Segment Analysis

Discussed below is our DE, FRE and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road and ESG based on our economic interest in those entities. Effective January 1, 2016 and through January 31, 2017 (the date we transferred our ownership interests to its principals), our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Further, our economic interest in ESG was 55% through June 30, 2016. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$117.7	$126.8	$233.4	$254.0
Portfolio advisory fees, net	4.5	5.2	8.3	8.3
Transaction fees, net	1.2	2.6	8.9	22.9
Total fund level fee revenues	123.4	134.6	250.6	285.2
Performance fees
Realized	272.1	337.9	323.4	464.1
Unrealized	142.9	(278.9)	658.2	(372.0)
Total performance fees	415.0	59.0	981.6	92.1
Investment income (loss)
Realized	8.9	18.0	9.1	22.5
Unrealized	13.3	3.0	18.8	(3.1)
Total investment income	22.2	21.0	27.9	19.4
Interest income	0.8	0.9	1.9	1.8
Other income	1.3	1.2	2.6	2.7
Total revenues	562.7	216.7	1,264.6	401.2
Segment Expenses
Compensation and benefits
Direct base compensation	54.7	53.3	110.1	113.1
Indirect base compensation	18.0	18.2	36.7	37.8
Equity-based compensation	17.8	18.4	32.8	36.2
Performance fee related
Realized	121.6	143.3	147.7	201.9
Unrealized	69.4	(117.4)	297.2	(162.1)
Total compensation and benefits	281.5	115.8	624.5	226.9
General, administrative, and other indirect expenses	28.4	32.0	63.4	62.9
Depreciation and amortization expense	3.7	3.4	7.4	6.8
Interest expense	7.3	7.3	14.1	14.2
Total expenses	320.9	158.5	709.4	310.8
Economic Net Income	$241.8	$58.2	$555.2	$90.4
(-) Net Performance Fees	224.0	33.1	536.7	52.3
(-) Investment Income	22.2	21.0	27.9	19.4
(+) Equity-based Compensation	17.8	18.4	32.8	36.2
(=) Fee Related Earnings	$13.4	$22.5	$23.4	$54.9
(+) Realized Net Performance Fees	150.5	194.6	175.7	262.2
(+) Realized Investment Income	8.9	18.0	9.1	22.5
(=) Distributable Earnings	$172.8	$235.1	$208.2	$339.6

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Distributable Earnings

Distributable Earnings decreased $62.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $131.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2016	$235.1	$339.6
Increases (decreases):
Decrease in realized net performance fees	(44.1)	(86.5)
Decrease in realized investment income	(9.1)	(13.4)
Decrease in fee related earnings	(9.1)	(31.5)
Total decrease	(62.3)	(131.4)
Distributable earnings, June 30, 2017	$172.8	$208.2

Realized Net Performance Fees. Realized net performance fees decreased $44.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $86.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in realized net performance fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to larger realizations from our Europe buyout and growth funds in carry in 2016 as compared to 2017, partially offset by larger realizations in our Asia buyout funds in 2017 as compared to 2016. The decrease in realized net performance fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to larger realizations from our U.S. and Europe buyout funds in carry in 2016 as compared to 2017. Realized net performance fees were primarily generated by the following funds for the three months and six months ended June 30, 2017 and 2016:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
CP V	CEP III	CP V	CEP III
CAP III	CP V	CAP III	CP V
CEP III	CETP II	CEP III	CETP II
	CP IV	CGFSP	CAP III
CVP III
CP IV

Realized Investment Income. Realized investment income decreased $9.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $13.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in realized investment income for both the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to lower realized gains in our investments in U.S. and Europe buyout funds as well as our investments in Europe growth funds.

Fee Related Earnings

Fee related earnings decreased $9.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $31.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2016	$22.5	$54.9
Increases (decreases):
Decrease in fee revenues	(11.2)	(34.6)
(Increase) decrease in direct and indirect base compensation	(1.2)	4.1
Decrease (increase) in general, administrative and other indirect expenses	3.6	(0.5)
All other changes	(0.3)	(0.5)
Total decrease	(9.1)	(31.5)
Fee related earnings, June 30, 2017	$13.4	$23.4

Fee Revenues. Total fee revenues decreased $11.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $34.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Lower fund management fees	$(9.1)	$(20.6)
Lower transaction fees	(1.4)	(14.0)
Lower portfolio advisory fees	(0.7)	—
Total decrease in fee revenues	$(11.2)	$(34.6)

The decrease in fund management fees for both the three months and six months ended June 30, 2017 as compared to both the three months and six months ended June 30, 2016 was primarily due to lower assets under management from sales of investments during 2016 for CP V, our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”).

The total weighted-average management fee rate increased from 1.30% at June 30, 2016 to 1.31% at June 30, 2017. The modest increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $36.2 billion and $38.9 billion as of June 30, 2017 and 2016, respectively, reflecting a decrease of $2.7 billion.

The decrease in transaction fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily from a significant investment in one of our Japan buyout funds in the three months ended June 30, 2016 as compared to the three months ended June 30, 2017. The decrease in transaction fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily from a significant investment in one of our U.S. buyout funds in the six months ended June 30, 2016 as compared to the six months ended June 30, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $1.2 million, or 2%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased headcount, partially offset by lower bonus accruals.

Direct and indirect base compensation expense decreased $4.1 million, or 3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to lower bonus accruals, partially offset by increased headcount.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $3.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to lower costs for litigation and contingencies and lower professional fees, partially offset by higher negative foreign currency adjustments and higher real estate costs.

General, administrative and other indirect expenses increased $0.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to higher negative foreign currency adjustments and real estate costs, partially offset by lower professional fees and decreased external costs associated with fundraising activities in six months ended June 30, 2017 as compared to the six months ended June 30, 2016 of $2.1 million.

Economic Net Income

Economic net income increased $183.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $464.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in economic net income for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic net income, June 30, 2016	$58.2	$90.4
Increases (decreases):
Increase in net performance fees	190.9	484.4
Increase in investment income	1.2	8.5
Decrease in equity-based compensation	0.6	3.4
Decrease in fee related earnings	(9.1)	(31.5)
Total increase	183.6	464.8
Economic net income, June 30, 2017	$241.8	$555.2

Performance Fees. Performance Fees (realized and unrealized) increased $356.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $889.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase for both the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to higher investment appreciation in our U.S. and Asia buyout funds as well as our financial services funds. Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Buyout funds	$410.5	$19.5	$948.2	$63.0
Growth Capital funds	4.5	39.5	33.4	29.1
Total	$415.0	$59.0	$981.6	$92.1

The $415.0 million of performance fees for the three months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $192.4 million,
•CAP IV of $80.7 million,
•CP V of $65.4 million,
•CGFSP II of $22.5 million,
•CAP III of $17.3 million, and
•CGFSP of $14.4 million.

The $59.0 million of performance fees for the three months ended June 30, 2016 was driven by performance fees recognized from the following funds:

•CBPF of $27.8 million,
•CP V of $14.8 million,
•CAP III of $12.6 million, and
•CETP II of $9.7 million.

The $981.6 million of performance fees for the six months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $397.2 million,
•CP V of $251.6 million,
•CAP IV of $226.3 million,
•CGFSP II of $29.7 million,
•CETP II of $24.6 million, and
•CEP III of $21.2 million.

The $92.1 million of performance fees for the six months ended June 30, 2016 was driven by performance fees recognized from the following funds:

•CP V of $75.6 million,
•CBPF of $27.8 million,
•CETP II of $7.2 million,
•CEP II of $(7.5) million,
•CAP II of $(5.9) million, and
•CAP III of $(4.7) million.

Performance fees of $415.0 million and $59.0 million are inclusive of performance fees reversed of approximately $11.2 million and $15.6 million for the three months ended June 30, 2017 and 2016, respectively. Performance fees of $981.6 million and $92.1 million are inclusive of performance fees reversed of approximately $40.7 million and $34.5 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, during the three months ended June 30, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to CAP II. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Buyout funds	9%	4%	19%	6%
Growth Capital funds	4%	3%	11%	0%
Total	8%	4%	18%	5%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net Performance Fees	$224.0	$33.1	$536.7	$52.3

Percentage of Total Performance Fees	54%	56%	55%	57%

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

Total investment income. Total investment income (realized and unrealized) for the three months ended June 30, 2017 was $22.2 million as compared to total investment income of $21.0 million for the three months ended June 30, 2016. The increase in total investment income from the three months ended June 30, 2016 to the three months ended June 30, 2017 relates primarily to higher appreciation on investments in our Asia buyout funds for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase to total investment income was mostly offset by lower realized gains in our investments in U.S. and Europe buyout funds as well as our investments in Europe growth funds.

Total investment income (realized and unrealized) for the six months ended June 30, 2017 was $27.9 million as compared to total investment income of $19.4 million for the six months ended June 30, 2016. The increase in total investment income from the six months ended June 30, 2016 to the six months ended June 30, 2017 related primarily to higher appreciation across our buyout and growth funds, particularly on investments in our Asia buyout funds for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases to total investment income were partially offset by lower realized gains in our investments in U.S. and Europe buyout funds as well as our investments in Europe growth funds.

Equity-based compensation. Equity-based compensation was $17.8 million for the three months ended June 30, 2017, a decrease of $0.6 million from $18.4 million for the three months ended June 30, 2016.

Equity-based compensation was $32.8 million for the six months ended June 30, 2017, a decrease of $3.4 million from $36.2 million for the six months ended June 30, 2016.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2017	2016
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$26,004	$25,731
Fee-earning AUM based on invested capital	8,466	10,846
Fee-earning AUM based on lower of cost or fair value	1,746	2,361
Total Fee-earning AUM	$36,216	$38,938
Weighted Average Management Fee Rates (2)
All Funds	1.31%	1.30%
Funds in Investment Period	1.44%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,878	$40,909	$36,327	$40,926
Inflows, including Fee-paying Commitments (1)	41	325	527	592
Outflows, including Distributions (2)	(1,046)	(2,238)	(1,132)	(2,965)
Market Appreciation/(Depreciation) (3)	4	(13)	(9)	(13)
Foreign Exchange and other (4)	339	(45)	503	398
Balance, End of Period	$36,216	$38,938	$36,216	$38,938

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $36.2 billion at June 30, 2017, a decrease of $0.7 billion, or approximately 2%, compared to $36.9 billion at March 31, 2017. The decrease was driven by outflows of $1.0 billion primarily due to dispositions in CP V. This decrease was partially offset by foreign exchange gains of $0.3 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $36.2 billion at June 30, 2017, a decrease of $0.1 billion compared to $36.3 billion at December 31, 2016. The decrease was driven by outflows of $1.1 billion primarily due to dispositions in CP V. This was largely offset by inflows of $0.5 billion primarily related to new investments made by CGP and new commitments to CAGP V, and foreign exchange gains of $0.5 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD.
Fee-earning AUM was $36.2 billion at June 30, 2017, a decrease of $2.7 billion, or approximately 7%, compared to $38.9 billion at June 30, 2016. Driving the decrease were outflows of $3.6 billion primarily driven by dispositions in our US, Europe, and Asia buyout funds, as well as other funds outside of their original investment period. Partially offsetting the decrease were inflows of $1.1 billion primarily attributable to new limited partner capital invested by CGP, in addition to new fee-paying commitments raised by CAGP V.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$16,100	$36,870	$52,970	$17,499	$33,365	$50,864
Commitments (1)	344	—	344	511	—	511
Capital Called, net (2)	(1,001)	960	(41)	(2,864)	2,817	(47)
Distributions (3)	355	(2,711)	(2,356)	577	(3,830)	(3,253)
Market Appreciation/(Depreciation) (4)	—	2,937	2,937	—	5,548	5,548
Foreign Exchange and other (5)	197	272	469	272	428	700
Balance, End of Period	$15,995	$38,328	$54,323	$15,995	$38,328	$54,323

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $54.3 billion at June 30, 2017, an increase of $1.3 billion, or approximately 2%, compared to $53.0 billion as of March 31, 2017. This increase was driven by $2.9 billion of market appreciation due to a 16% increase in our public portfolio of carry funds and a 7% increase in our private portfolio of carry funds for the period, resulting in overall segment appreciation of 8% for the period. The carry funds driving appreciation for the period included $0.9 billion attributable to CP VI, $0.5 billion attributable to CAP IV, and $0.4 billion attributable to CP V. Also driving the increase were $0.5 billion of foreign exchange gains primarily due to the translation of AUM in our Europe buyout and growth funds from EUR to USD and $0.3 billion of new commitments raised in CGFSP III and CAGP V. The increase was partially offset by distributions of $2.7 billion, of which $0.4 billion were recallable, primarily in our US, Asia, and Europe buyout funds.

Total AUM was $54.3 billion at June 30, 2017, an increase of $3.4 billion, or approximately 7%, compared to $50.9 billion as of December 31, 2016. This increase was driven by $5.5 billion of market appreciation due to a 28% increase in our public portfolio of carry funds and a 17% increase in our private portfolio of carry funds for the period, resulting in overall segment appreciation of 18% for the period. The carry funds driving appreciation for the period included $1.4 billion attributable to CP VI, $1.3 billion attributable to CP V and $1.0 billion attributable to CAP IV. Also driving the increase were $0.7 billion of foreign exchange gains due to the translation of AUM in our Europe buyout and growth funds from EUR to USD and $0.5 billion of new commitments raised primarily in CGFSP III and CAGP V. The increase was partially offset by distributions of $3.8 billion, of which $0.6 billion were recallable, primarily in our US, Asia, and Europe buyout funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2017					As of June 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,009.9	2.4x	16%	13%	$7,612.6	$18,009.9	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,046.4	2.1x	18%	14%	$8,190.5	$22,585.2	2.8x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€4,120.3	2.0x	36%	20%	€1,883.8	€4,105.9	2.2x	43%
CEP III	12/2006	€5,294.9	€5,116.1	€11,323.2	2.2x	19%	14%	€3,969.9	€9,851.4	2.5x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$2,976.0	1.8x	11%	8%	$1,452.4	$2,829.7	1.9x	12%
CAP III	5/2008	$2,551.6	$2,543.2	$4,663.9	1.8x	18%	12%	$2,071.8	$4,232.6	2.0x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥211,860.5	1.5x	7%	4%	¥70,933.1	¥130,219.6	1.8x	12%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,364.5	2.2x	20%	14%	$807.5	$1,696.6	2.1x	19%
CEOF I	5/2011	$1,119.1	$1,150.6	$1,547.9	1.3x	13%	8%	$221.0	$600.9	2.7x	47%
CETP II	2/2007	€521.6	€436.4	€1,218.8	2.8x	27%	18%	€246.2	€988.0	4.0x	35%
CAGP IV	6/2008	$1,041.4	$954.1	$1,415.3	1.5x	11%	6%	$414.0	$738.5	1.8x	15%
All Other Funds (9)	Various		$4,608.7	$7,060.5	1.5x	16%	7%	$3,409.2	$5,776.3	1.7x	18%
Coinvestments and Other (10)	Various		$9,915.8	$23,414.0	2.4x	36%	33%	$6,420.6	$19,535.3	3.0x	36%
Total Fully Invested Funds			$60,185.2	$129,804.8	2.2x	26%	19%	$45,755.8	$114,625.2	2.5x	28%
Funds in the Investment Period (6)
CP VI	5/2012	$13,000.0	$9,348.9	$12,432.5	1.3x	19%	11%
CEP IV	8/2013	€3,669.5	€2,427.1	€2,746.6	1.1x	NM	NM
CAP IV	11/2012	$3,880.4	$2,320.0	$3,844.4	1.7x	NM	NM
CGP	12/2014	$3,588.0	$1,520.6	$1,587.9	1.0x	NM	NM
CGFSP II	4/2013	$1,000.0	$768.2	$1,042.9	1.4x	21%	11%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥92,717.9	1.5x	NM	NM
CEOF II	3/2015	$2,400.0	$562.8	$695.0	1.2x	NM	NM
All Other Funds (11)	Various		$1,106.7	$1,295.2	1.2x	NM	NM
Total Funds in the Investment Period			$18,932.3	$24,857.8	1.3x	19%	10%	$1,122.7	$2,824.7	2.5x	64%
TOTAL CORPORATE PRIVATE EQUITY (13)			$79,117.6	$154,662.6	2.0x	26%	18%	$46,878.5	$117,449.9	2.5x	28%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.

(2)	Represents the original cost of investments since inception of the fund.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

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

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2017
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$9,738.9	1.2x	1.3x	72%	X		100%	Jun-13	17	May-18
CP V	$5,251.4	0.8x	2.1x	96%	X	X	100%	Jun-07	41	May-13
CAP IV	$3,429.2	1.7x	1.7x	60%	X		100%	Jul-13	16	Nov-18
CEP IV	€1,803.0	1.1x	1.1x	66%			100%	Sep-14	12	Aug-19
CEP III	€1,412.8	1.5x	2.2x	97%	X	X	100%	Jul-07	40	Dec-12
CGP	$1,590.0	1.0x	1.0x	42%			100%	Jan-15	10	Dec-20
CAP III	$1,557.3	1.9x	1.8x	100%	X	X	100%	Jun-08	37	May-14
CEOF I	$1,007.7	1.1x	1.3x	103%	X		80%	Sep-11	24	May-17
CGFSP II	$903.9	1.4x	1.4x	77%	X		100%	Jun-13	17	Dec-17
CJP III	¥85,013.5	1.5x	1.5x	50%	X		100%	Sep-13	16	Feb-20
CGFSP I	$688.0	1.9x	2.2x	98%	X	X	100%	Oct-08	35	Sep-14
CAGP IV	$671.2	1.2x	1.5x	92%			100%	Aug-08	36	Jun-14
CEOF II	$604.8	1.2x	1.2x	23%			80%	Nov-15	7	Mar-21
CJP II	¥60,222.0	1.1x	1.5x	86%			80%	Oct-06	43	Jul-12
CP IV	$267.7	2.7x	2.4x	97%	X	X	80%	Apr-05	49	Dec-10
CETP II	€231.2	1.4x	2.8x	84%	X	X	100%	Jan-08	38	Jul-13
CAP II	$223.7	1.2x	1.8x	90%			80%	Mar-06	46	Feb-12
All Other Funds (8)	$2,563.4	1.0x	2.1x		NM	NM
Coinvestment and Other (9)	$4,600.3	1.3x	2.4x		NM	NM
Total Corporate Private Equity (12)	$38,324.4	1.2x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

(3)
Total MOIC represents total fair value (realized proceeds combined with remaining fair value), before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$58.2	$66.5	$114.2	$131.7
Portfolio advisory fees, net	0.1	0.1	0.2	0.1
Transaction fees, net	—	—	—	—
Total fund level fee revenues	58.3	66.6	114.4	131.8
Performance fees
Realized	39.7	58.8	53.2	60.6
Unrealized	60.6	66.1	139.3	163.8
Total performance fees	100.3	124.9	192.5	224.4
Investment income (loss)
Realized	0.3	(9.5)	(7.8)	(7.3)
Unrealized	6.8	6.7	12.0	2.0
Total investment income (loss)	7.1	(2.8)	4.2	(5.3)
Interest	0.4	0.4	1.0	0.9
Other income	0.3	0.2	0.7	0.6
Total revenues	166.4	189.3	312.8	352.4
Segment Expenses
Compensation and benefits
Direct base compensation	17.4	18.0	37.1	38.2
Indirect base compensation	19.9	10.1	30.8	19.3
Equity-based compensation	9.3	7.0	18.1	13.2
Performance fee related
Realized	17.4	25.3	24.2	26.1
Unrealized	19.2	26.1	38.5	70.9
Total compensation and benefits	83.2	86.5	148.7	167.7
General, administrative, and other indirect expenses	26.5	18.6	42.1	33.5
Depreciation and amortization expense	1.6	1.5	3.4	3.0
Interest expense	4.4	4.0	8.5	8.0
Total expenses	115.7	110.6	202.7	212.2
Economic Net Income	$50.7	$78.7	$110.1	$140.2
(-) Net Performance Fees	63.7	73.5	129.8	127.4
(-) Investment Income (Loss)	7.1	(2.8)	4.2	(5.3)
(+) Equity-based Compensation	9.3	7.0	18.1	13.2
(=) Fee Related Earnings	$(10.8)	$15.0	$(5.8)	$31.3
(+) Realized Net Performance Fees	22.3	33.5	29.0	34.5
(+) Realized Investment Income (Loss)	0.3	(9.5)	(7.8)	(7.3)
(=) Distributable Earnings	$11.8	$39.0	$15.4	$58.5

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Distributable Earnings

Distributable earnings decreased $27.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $43.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2016	$39.0	$58.5
Increases (decreases):
Decrease in realized net performance fees	(11.2)	(5.5)
Decrease (increase) in realized investment loss	9.8	(0.5)
Decrease in fee related earnings	(25.8)	(37.1)
Total decrease	(27.2)	(43.1)
Distributable earnings, June 30, 2017	$11.8	$15.4

Realized Net Performance Fees. Realized net performance fees decreased $11.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $5.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in realized net performance fees for both the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to lower realizations in certain of our U.S and Europe real estate funds in 2017 as compared to 2016, partially offset by higher realizations in our U.S real estate fund VI in 2017 as compared to 2016. Realized net performance fees were primarily generated by the following funds for the three months and six months ended June 30, 2017 and 2016:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
CRP VI	CEREP III	CRP VI	CEREP III
CPOCP	CRP III	CPOCP	CRP III
	CRP VI		CRP VI

Realized Investment Income (Loss). Realized investment income for the three months ended June 30, 2017 was $0.3 million as compared to realized investment loss of $9.5 million for the three months ended June 30, 2016, a decrease of realized investment loss of $9.8 million. The decrease in realized investment loss for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily related to lower realized investment losses of $9.7 million recorded in the three months ended June 30, 2017 associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements) and higher realized gains on investments in the NGP funds. These decreases in realized investment loss were partially offset by lower realized gains on investments in our U.S. real estate funds.

Realized investment loss for the six months ended June 30, 2017 was $7.8 million as compared to realized investment loss of $7.3 million for the six months ended June 30, 2016, an increase of realized investment loss of $0.5 million. The increase in realized investment loss for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily related to lower realized gains on investments in our U.S. real estate funds. This increase in realized loss was partially offset by lower realized investment losses of $1.4 million recorded in the six months ended June 30, 2017 associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements) and higher realized gains on investments in the NGP funds.

Fee Related Earnings

Fee related earnings decreased $25.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $37.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2016	$15.0	$31.3
Increases (decreases):
Decrease in fee revenues	(8.3)	(17.4)
Increase in direct and indirect base compensation	(9.2)	(10.4)
Increase in general, administrative and other indirect expenses	(7.9)	(8.6)
Increase in interest expense	(0.4)	(0.5)
All other changes	—	(0.2)
Total decrease	(25.8)	(37.1)
Fee related earnings, June 30, 2017	$(10.8)	$(5.8)

Fee Revenues. Fee revenues decreased $8.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $17.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 v. 2016
	(Dollars in Millions)
Lower fund management fees	$(8.3)	$(17.5)
Higher portfolio advisory fees	—	0.1
Total decrease in fee revenues	$(8.3)	$(17.4)

The decrease in fund management fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily reflected a $5.1 million decrease in catch-up management fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. While there were $0.3 million of catch-up management fees for the three months ended June 30, 2017, catch-up management fees of $5.4 million for the three months ended June 30, 2016 were primarily due to subsequent closes in 2016 for our second power fund (“CPP II”). Additionally, this decrease is also due to lower assets under management from sales of investments in 2016.

The decrease in fund management fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily reflects a $8.5 million decrease in catch-up management fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. While there were no significant catch-up management fees for the six months ended June 30, 2017, catch-up management fees of $8.6 million for the six months ended June 30, 2016 were primarily due to subsequent closes in 2016 for our second power fund (“CPP II”) and our first international energy fund (“CIEP I”). Additionally, this decrease was also due to lower assets under management from sales of investments in 2016.

The weighted average management fee rate for funds in the investment period decreased to 1.43% at June 30, 2017 from 1.44% at June 30, 2016 due to new funds being raised with lower management fee rates than our other funds in the original investment period. The total weighted average management fee was 1.24% at June 30, 2017, the same as at June 30, 2016.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $9.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to higher compensation associated with fundraising activities of $10.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, partially offset by lower bonus accruals.

Direct and indirect base compensation expense increased $10.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to higher compensation associated with fundraising activities of $11.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, partially offset by lower bonus accruals.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $7.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The primary drivers of the increase were increased professional fees, foreign currency losses recorded in the three months ended June 30, 2017 as compared to foreign currency gains recorded in the three months ended June 30, 2016, as well as increased external costs associated with fundraising activities of $2.0 million.
General, administrative and other indirect expenses increased $8.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The primary drivers of the increase were foreign currency losses recorded in the six months ended June 30, 2017 as compared to foreign currency gains recorded in the six months ended June 30, 2016, increased real estate costs, and increased external costs associated with fundraising activities of $2.2 million.
Economic Net Income
Economic net income decreased $28.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased $30.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in economic net income for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic net income, June 30, 2016	$78.7	$140.2
Increases (decreases):
(Decrease) increase in net performance fees	(9.8)	2.4
Increase in investment income	9.9	9.5
Increase in equity-based compensation	(2.3)	(4.9)
Decrease in fee related earnings	(25.8)	(37.1)
Total decrease	(28.0)	(30.1)
Economic net income, June 30, 2017	$50.7	$110.1
Performance Fees. Performance fees (realized and unrealized) decreased $24.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to lower appreciation from our real estate and natural resources funds, partially offset by performance fees generated by the NGP funds. Performance fees (realized and unrealized) decreased $31.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to lower appreciation from our real estate funds, partially offset by performance fees generated by the NGP funds.

Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Real Estate funds	$77.0	$116.4	$131.3	$216.0
Natural Resources funds	23.5	8.2	60.9	8.4
Legacy Energy funds	(0.2)	0.3	0.3	—
Total	$100.3	$124.9	$192.5	$224.4

The $100.3 million of performance fees for the three months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $40.4 million,
•NGP XI of $19.5 million,
•CRP V of $18.7 million, and
•CRP III of $10.5 million.

The $124.9 million of performance fees for the three months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $49.5 million,
•CRP VII of $32.0 million,
•CRP III of $15.0 million,
•CRP VI of $11.0 million,
•NGP XI of $6.9 million, and
•NGP X of $2.7 million.

The $192.5 million of performance fees for the six months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $61.3 million,
•NGP XI of $55.1 million,
•CRP V of $43.6 million, and
•CRP III of $18.3 million.

The $224.4 million of performance fees for the six months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $97.1 million,
•CRP VII of $55.9 million,
•CRP VI of $27.9 million,
•CRP III of $27.8 million,
•NGP XI of $6.9 million, and
•NGP X of $2.7 million.
Performance fees of $100.3 million and $124.9 million are inclusive of performance fees reversed of approximately $3.3 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively. Performance fees of $192.5 million and $224.4 million are inclusive of performance fees reversed of approximately $9.5 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real Estate funds	6%	8%	11%	16%
Natural Resources funds	6%	11%	15%	9%
Legacy Energy funds	4%	3%	7%	0%
Total	6%	7%	11%	9%
Net performance fees for the three months ended June 30, 2017 were $63.7 million, representing a decrease of $9.8 million from $73.5 million in net performance fees for the three months ended June 30, 2016. The decline was primarily due to decreased performance fees from the real estate funds, partially offset by increased performance fees from the NGP funds, for which there is no performance fee related compensation expense. Net performance fees for the six months ended June 30, 2017 were $129.8 million, representing an increase of $2.4 million from $127.4 million in net performance fees for the six months ended June 30, 2016. The increase was primarily due to increased performance fees from the NGP funds, for which there is no performance fee related compensation expense, partially offset by decreased performance fees from the real estate funds.
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
Total Investment Income (Loss). Total investment income (realized and unrealized) for the three months ended June 30, 2017 was $7.1 million as compared to total investment loss of $2.8 million for the three months ended June 30, 2016. The decrease in total investment loss for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to lower investment losses associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements), partially offset by lower investment gains of approximately $4.6 million associated with our investments in NGP for the three months ended June 30, 2017 as compared the three months ended June 30, 2016.
Total investment income (realized and unrealized) for the six months ended June 30, 2017 was $4.2 million as compared to total investment loss of $5.3 million for the six months ended June 30, 2016. The decrease in total investment loss for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to lower investment losses associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements) and higher investment gains of approximately $1.7 million associated with our investments in NGP for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Equity-based Compensation. Equity-based compensation was $9.3 million for the three months ended June 30, 2017, an increase of $2.3 million from $7.0 million for the three months ended June 30, 2016 and was $18.1 million for the six months ended June 30, 2017, an increase of $4.9 million from $13.2 million for the six months ended June 30, 2016. The increase in both periods is primarily attributable to equity-based compensation expense in connection with the March 2017 agreement with NGP (see Note 5 to the unaudited condensed consolidated financial statements).

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2017	2016
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$13,063	$12,941
Fee-earning AUM based on invested capital (2)	12,345	16,410
Fee-earning AUM based on net asset value	509	121
Fee-earning AUM based on lower of cost or fair value and other (3)	319	950
Total Fee-earning AUM (4)	$26,236	$30,422
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.24%
Funds in Investment Period	1.43%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of June 30, 2017, the Legacy Energy Funds had, in the aggregate, approximately $6.3 billion in AUM and $4.7 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of June 30, 2017, the NGP management fee funds and carry funds had, in the aggregate, approximately $10.0 billion in AUM and $9.6 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,157	$30,651	$27,487	$30,905
Inflows, including Fee-paying Commitments (1)	286	646	471	975
Outflows, including Distributions (2)	(1,272)	(846)	(1,838)	(1,500)
Market Appreciation/(Depreciation) (3)	7	16	25	8
Foreign Exchange and other (4)	58	(45)	91	34
Balance, End of Period	$26,236	$30,422	$26,236	$30,422

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $26.2 billion at June 30, 2017, a decrease of $1.0 billion, or approximately 4%, compared to $27.2 billion at March 31, 2017. This decrease was driven by outflows of $1.3 billion, primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.3 billion, primarily related to new limited partner capital invested in CPI and new fee-paying commitments to our China real estate platform. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $26.2 billion at June 30, 2017, a decrease of $1.3 billion, or approximately 5%, compared to $27.5 billion at December 31, 2016. This decrease was driven by outflows of $1.8 billion primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.5 billion, primarily related to new limited partner capital invested in CPI and new fee-paying commitments to our China real estate platform.
Fee-earning AUM was $26.2 billion at June 30, 2017, a decrease of $4.2 billion, or 14%, compared to $30.4 billion at June 30, 2016. This decrease was driven by outflows of $5.2 billion, including dispositions in various funds with fees based on invested capital, primarily in our NGP carry and management fee funds, Legacy Energy funds, and in our Asia, Europe, and US real estate funds. The decrease was partially offset by inflows of $1.0 billion, primarily due to new limited partner capital invested in CPI, purchases by several funds and external coinvestment vehicles outside their original investment period, and new fee-paying commitments to our China real estate platform.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$11,916	$23,658	$35,574	$11,573	$22,679	$34,252
Commitments (1)	3,484	—	3,484	4,346	—	4,346
Capital Called, net (2)	(855)	751	(104)	(1,514)	1,353	(161)
Distributions (3)	83	(1,236)	(1,153)	220	(2,063)	(1,843)
Market Appreciation/(Depreciation) (4)	—	1,114	1,114	—	2,276	2,276
Foreign Exchange and other (5)	8	21	29	11	63	74
Balance, End of Period	$14,636	$24,308	$38,944	$14,636	$24,308	$38,944

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $38.9 billion at June 30, 2017, an increase of $3.3 billion, or approximately 9%, compared to $35.6 billion at March 31, 2017. The increase was driven by new commitments of $3.5 billion resulting from new funds raised primarily in CRP VIII, and market appreciation of $1.1 billion. Carry fund market appreciation of 6% was driven by a 6% increase in both our private and public portfolios. The carry funds driving appreciation for the period included $0.2 billion attributable to NGP XI, $0.2 billion attributable to CRP VII, and $0.2 billion attributable to Energy IV . This increase was partially offset by distributions of $1.2 billion, of which $0.1 billion were recallable, primarily in our US real estate and NGP carry funds.
Total AUM was $38.9 billion at June 30, 2017, an increase of $4.6 billion, or approximately 13%, compared to $34.3 billion at December 31, 2016. The increase was driven by new commitments of $4.3 billion resulting from new funds raised primarily in CRP VIII, and market appreciation of $2.3 billion. Carry fund market appreciation of 11% was driven by a 13% increase in our private portfolio and a 6% increase in our public portfolio. The carry funds driving appreciation for the period included $0.7 billion attributable to NGP XI, $0.3 billion attributable to CRP VII, and $0.3 billion attributable to Energy IV . This increase was partially offset by distributions of $2.1 billion, of which $0.2 billion were recallable, primarily in our US and Europe real estate funds and NGP carry funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2017, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2017					As of June 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,803.3	3.5x	44%	30%	$522.5	$1,803.3	3.5x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,903.0	1.6x	7%	4%	$984.8	$1,623.8	1.6x	9%
CRP V	11/2006	$3,000.0	$3,293.5	$5,487.8	1.7x	12%	9%	$2,923.3	$5,013.8	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,108.0	$3,904.7	1.9x	30%	21%	$1,439.9	$2,963.6	2.1x	35%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€798.2	€135.5	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,054.2	€2,413.7	1.2x	3%	0%	€1,432.7	€1,900.9	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,307.3	1.2x	4%	1%	$857.0	$1,041.8	1.2x	4%
NGP X	1/2012	$3,586.0	$3,261.9	$3,969.0	1.2x	8%	5%	$1,237.5	$2,400.2	1.9x	29%
Energy II	7/2002	$1,100.0	$1,334.8	$3,134.8	2.3x	81%	55%	$1,116.2	$3,133.4	2.8x	94%
Energy III	10/2005	$3,800.0	$3,569.7	$5,424.0	1.5x	9%	6%	$2,510.6	$5,044.2	2.0x	17%
Energy IV	12/2007	$5,979.1	$6,269.1	$8,296.7	1.3x	9%	6%	$3,379.4	$5,734.6	1.7x	23%
Renew II	3/2008	$3,417.5	$2,809.4	$4,127.3	1.5x	9%	6%	$1,490.3	$2,428.8	1.6x	14%
All Other Funds(9)	Various		$2,939.5	$3,284.6	1.1x	4%	Neg	$2,662.1	$3,019.7	1.1x	5%
Coinvestments and Other(10)	Various		$5,635.0	$9,308.4	1.7x	17%	13%	$3,999.5	$7,403.2	1.9x	20%
Total Fully Invested Funds			$37,897.9	$55,649.4	1.5x	12%	7%	$26,259.4	$44,731.9	1.7x	18%
Funds in the Investment Period(6)
CRP VII	3/2014	$4,161.6	$2,605.3	$3,420.7	1.3x	NM	NM
CIEP I	9/2013	$2,500.0	$501.3	$841.2	1.7x	NM	NM
NGP XI	6/2014	$5,325.0	$3,009.7	$4,161.5	1.4x	NM	NM
CPP II	6/2014	$1,526.9	$501.0	$549.2	1.1x	NM	NM
All Other Funds(11)	Various		$883.4	$980.0	1.1x	NM	NM
Total Funds in the Investment Period			$7,500.6	$9,952.6	1.3x	28%	18%	$275.5	$563.9	2.0x	NM
TOTAL Real Assets(13)			$45,398.5	$65,602.0	1.4x	13%	8%	$26,534.9	$45,295.8	1.7x	18%

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

(2)	Represents the original cost of investments since inception of the fund.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

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

(11)
Aggregate includes NGP GAP, CPI, CCR, and CRP VIII. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP, May 2016 for CPI, October 2016 for CCR, and May 2017 for CRP VIII.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2017
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$3,545.5	1.3x	1.4x	57%	X		80%	Feb-15	10	Oct-19
CRP VII	$3,281.7	1.3x	1.3x	63%	X		80%	Jun-14	13	Mar-19
Energy IV	$3,192.9	0.8x	1.3x	105%	(X)		80%	Feb-08	38	Dec-13
Renew II	$1,985.7	1.3x	1.5x	82%	(X)		80%	Mar-08	38	May-14
NGP X	$1,664.0	0.8x	1.2x	91%			80%	Jan-12	22	May-17
CRP V	$1,210.1	2.0x	1.7x	110%	X		50%	Nov-06	43	Nov-11
CRP VI	$961.7	1.4x	1.9x	90%	X	X	50%	Mar-11	26	Mar-16
CIEP I	$825.0	1.6x	1.7x	20%			80%	Oct-13	15	Sep-19
CRP IV	$719.8	2.5x	1.6x	126%			50%	Jan-05	50	Dec-09
CEREP III	€423.5	0.8x	1.2x	92%			67%	Jun-07	41	May-11
CPP II	$447.6	1.1x	1.1x	33%			80%	Sep-14	12	Apr-21
CRP III	$428.8	127.5x	3.5x	93%	X	X	50%	Mar-01	66	May-05
CIP	$342.5	1.2x	1.2x	94%			80%	Oct-06	43	Sep-12
Energy III	$338.6	0.2x	1.5x	94%		(X)	80%	Nov-05	47	Oct-11
All Other Funds (10)	$914.7	0.7x	1.2x		NM	NM
Coinvestment and Other (9)	$2,263.2	1.3x	1.7x		NM	NM
Total Real Assets (12)	$22,605.3	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

(3)
Total MOIC represents total fair value (realized proceeds combined with remaining fair value), before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

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

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CPI, CRP VIII, CEREP I, CEREP II, CAREP I, CAREP II, CCR, CPOCP I, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies
Global Market Strategies is now focused on building our global credit business. We conducted a review in 2016 of the segment in order to realign and reorganize certain of the segment’s operations. We have exited our hedge fund business (ESG in 2016 and Claren Road in January 2017) and, as a result of settlements reached during 2017 with investors in two commodities investment vehicles managed by Vermillion, we have completed the exit of the commodities investment advisory business and other hedge fund investment advisory businesses that we had acquired from 2010 to 2014. In the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital.
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road (through January 2017) and ESG (through June 2016). The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$45.1	$52.2	$93.2	$103.3
Portfolio advisory fees, net	0.3	0.5	0.4	0.6
Transaction fees, net	—	—	—	—
Total fund level fee revenues	45.4	52.7	93.6	103.9
Performance fees
Realized	17.2	5.4	22.8	7.2
Unrealized	(1.6)	1.8	12.9	1.5
Total performance fees	15.6	7.2	35.7	8.7
Investment income
Realized	1.5	0.8	3.9	1.6
Unrealized	0.1	9.9	4.3	7.8
Total investment income	1.6	10.7	8.2	9.4
Interest	1.0	1.1	2.6	2.6
Other income	1.1	1.2	4.5	2.3
Total revenues	64.7	72.9	144.6	126.9
Segment Expenses
Compensation and benefits
Direct base compensation	15.2	22.2	32.3	45.4
Indirect base compensation	7.6	7.0	14.2	15.2
Equity-based compensation	7.5	4.4	11.8	9.4
Performance fee related
Realized	8.2	0.7	10.9	1.5
Unrealized	(0.7)	2.0	6.1	0.9
Total compensation and benefits	37.8	36.3	75.3	72.4
General, administrative, and other indirect expenses	21.8	20.2	45.0	39.4
Depreciation and amortization expense	1.3	1.6	2.5	3.1
Interest expense	3.2	2.8	5.8	5.5
Total expenses	64.1	60.9	128.6	120.4
Economic Net Income	$0.6	$12.0	$16.0	$6.5
(-) Net Performance Fees	8.1	4.5	18.7	6.3
(-) Investment Income	1.6	10.7	8.2	9.4
(+) Equity-based Compensation	7.5	4.4	11.8	9.4
(=) Fee Related Earnings	$(1.6)	$1.2	$0.9	$0.2
(+) Realized Net Performance Fees	9.0	4.7	11.9	5.7
(+) Realized Investment Income	1.5	0.8	3.9	1.6
(=) Distributable Earnings	$8.9	$6.7	$16.7	$7.5

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Distributable Earnings

Distributable earnings increased $2.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $9.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2016	$6.7	$7.5
Increases (decreases):
Increase in realized net performance fees	4.3	6.2
Increase in realized investment income	0.7	2.3
(Decrease) increase in fee related earnings	(2.8)	0.7
Total increase	2.2	9.2
Distributable earnings, June 30, 2017	$8.9	$16.7

Realized Net Performance Fees. Realized net performance fees increased $4.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $6.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. All of the realized net performance fees were generated by the business development companies, the structured credit funds and our third distressed and corporate opportunities fund (“CSP III”) for both the three months and six months ended June 30, 2017. Net realized performance fees generated by the structured credit funds primarily contributed to realized net performance fees for the six months ended June 30, 2016.

Realized Investment Income. Realized investment income for the three months ended June 30, 2017 was $1.5 million compared to realized investment income of $0.8 million for the three months ended June 30, 2016. The increase in realized investment income for the three months ended June 30, 2017 was primarily due to higher realizations on investments in our structured credit funds.

Realized investment income for the six months ended June 30, 2017 was $3.9 million compared to realized investment income of $1.6 million for the six months ended June 30, 2016. The increase in realized investment income for the six months ended June 30, 2017 was primarily due to higher realizations on investments in our structured credit funds and carry funds.

Fee Related Earnings

Fee related earnings decreased $2.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $0.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2016	$1.2	$0.2
Increases (decreases):
Decrease in fee revenues	(7.3)	(10.3)
Decrease in direct and indirect base compensation	6.4	14.1
Increase in general, administrative and other indirect expenses	(1.6)	(5.6)
All other changes	(0.3)	2.5
Total (decrease) increase	(2.8)	0.7
Fee related earnings, June 30, 2017	$(1.6)	$0.9

Fee Revenues. Fee revenues decreased $7.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to a decrease of $12.1 million in fund management fees related to the separation from the hedge funds and lower basis on certain carry funds. These decreases were partially offset by a $7.6 million increase in fund management fees primarily as a result of increased commitments and subsequent closings for our fourth distressed fund (“CSP IV”) in the first quarter of 2017.

Fee revenues decreased $10.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to a decrease of $26.1 million in fund management fees related to the separation from the hedge funds and lower basis on certain carry funds. These decreases were partially offset by a $18.9 million increase in fund management fees primarily as a result of increased commitments and subsequent closings for CSP IV in the first quarter of 2017.
The weighted average management fee rate on our carry funds increased from 1.33% at June 30, 2016 to 1.37% at June 30, 2017. The increase was primarily attributable to new fee-paying commitments raised in CSP IV which has a higher effective fee rate than most other carry funds in the segment.
Direct and indirect base compensation expense. Direct and indirect base compensation expense decreased $6.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to lower headcount from the separation of the hedge fund businesses, which resulted in $9.1 million of lower compensation. However, included in our direct and indirect compensation expense for the three months ended June 30, 2017 is $2.2 million of compensation associated with fundraising activities, which is $0.6 million higher than the three months ended June 30, 2016.
Direct and indirect base compensation expense decreased $14.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to lower headcount from the separation of the hedge fund businesses, which resulted in $18.2 million of lower compensation. Also, included in our direct and indirect compensation expense for the six months ended June 30, 2017 is $3.4 million of compensation associated with fundraising activities, which is $0.7 million lower than the six months ended June 30, 2016.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased expenses for litigation and contingencies attributable to the Vermillion matter (see Note 10 to the unaudited condensed consolidated financial statements).
General, administrative and other indirect expenses increased $5.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to increased expenses for litigation and contingencies attributable to the Vermillion matter (see Note 10 to the unaudited condensed consolidated financial statements).

Economic Net Income
Economic net income decreased $11.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $9.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in economic net income for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic net income, June 30, 2016	$12.0	$6.5
Increases (decreases):
Increase in net performance fees	3.6	12.4
Decrease in investment income	(9.1)	(1.2)
Increase in equity-based compensation	(3.1)	(2.4)
(Decrease) increase in fee related earnings	(2.8)	0.7
Total (decrease) increase	(11.4)	9.5
Economic net income, June 30, 2017	$0.6	$16.0
Performance Fees. Performance fees (realized and unrealized) for the three months and six months ended June 30, 2017 and 2016 are from the following types of funds:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Carry funds	$2.3	$2.6	$15.8	$1.1
Hedge funds	—	(0.4)	—	0.9
Structured credit funds and business development companies	13.3	5.0	19.9	6.7
Performance fees	$15.6	$7.2	$35.7	$8.7

The $15.6 million of performance fees for the three months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CLOs and business development companies of $13.3 million, and
•CSP III of $4.2 million.

The $7.2 million of performance fees for the three months ended June 30, 2016 was driven by performance fees recognized from the following funds:

•CLOs of $5.0 million,
•CSP III of $4.1 million, and
•CMP II of $(1.9) million.

The $35.7 million of performance fees for the six months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CLOs and business development companies of $19.9 million,
•CSP III of $12.8 million,
•CSP IV of $5.3 million,
•CSP II of $3.5 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(5.8) million.

The $8.7 million of performance fees for the six months ended June 30, 2016 was driven by performance fees recognized from the following funds:

•CLOs of $6.7 million,
•CMP II of $1.4 million,
•CSP II of $1.2 million, and
•CSP III of $(1.5) million.

Performance fees of $15.6 million and $7.2 million are inclusive of performance fees reversed of approximately $1.9 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively. Performance fees of $35.7 million and $8.7 million are inclusive of performance fees reversed of approximately $5.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Carry funds	0%	(2)%	7%	(13)%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net Performance Fees	$8.1	$4.5	$18.7	$6.3

Percentage of Total Performance Fees	52%	63%	52%	72%

The increase in net performance fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to increased performance fees generated from our business development companies in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The increase in net performance fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to increased performance fees generated from our carry funds and business development companies in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the three months ended June 30, 2017 was $1.6 million compared to total investment income of $10.7 million for the three months ended June 30, 2016. The decrease in investment income relates primarily to depreciation on certain U.S.-denominated collateralized loan obligations for the three months ended June 30, 2017 as compared to appreciation on our U.S.-denominated collateralized loan obligations for the three months ended June 30, 2016.

Total investment income (realized and unrealized) for the six months ended June 30, 2017 was $8.2 million compared to total investment income of $9.4 million for the six months ended June 30, 2016. The decrease in investment income relates primarily to lower appreciation on certain U.S. and Euro-denominated collateralized loan obligations for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease is partially offset by appreciation on our carry funds for the six months ended June 30, 2017 as compared to depreciation on our carry funds for the six months ended June 30, 2016.

Equity-based Compensation. Equity-based compensation was $7.5 million for the three months ended June 30, 2017, an increase of $3.1 million from $4.4 million for the three months ended June 30, 2016.

Equity-based compensation was $11.8 million for the six months ended June 30, 2017, an increase of $2.4 million from $9.4 million for the six months ended June 30, 2016.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2017	2016
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$2,630
Fee-earning AUM based on invested capital	1,212	1,366
Fee-earning AUM based on collateral balances, at par	17,111	17,863
Fee-earning AUM based on net asset value	18	5,302
Fee-earning AUM based on other (2)	1,847	1,571
Total Fee-earning AUM	$25,214	$28,732
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.37%	1.42%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$24,442	$28,598	$24,126	$30,972
Inflows, including Fee-paying Commitments (1)	45	109	1,109	458
Outflows, including Distributions (2)	(99)	(326)	(146)	(549)
Subscriptions, net of Redemptions (3)	—	(445)	—	(1,893)
Changes in CLO collateral balances (4)	389	843	(349)	(133)
Market Appreciation/(Depreciation) (5)	1	31	1	(402)
Foreign Exchange and other (6)	436	(78)	473	279
Balance, End of Period	$25,214	$28,732	$25,214	$28,732

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

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

Fee-earning AUM was $25.2 billion at June 30, 2017, an increase of $0.8 billion, or approximately 3%, compared to $24.4 billion at March 31, 2017. The difference was driven by foreign exchange gains of $0.4 billion primarily due to the translation of Fee-earning AUM in our European CLO's from EUR to USD and increases in CLO collateral balances of $0.4 billion. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $25.2 billion at June 30, 2017, an increase of $1.1 billion, or approximately 5%, compared to $24.1 billion at December 31, 2016. The increase was driven by net inflows of $1.1 billion primarily due to new limited partner commitments raised in CSP IV and foreign exchange gains of $0.5 billion primarily due to the translation of Fee-earning AUM in our European CLO's from EUR to USD. This increase was partially offset by $0.4 billion of decreases in our CLO collateral balances.
Fee-earning AUM was $25.2 billion at June 30, 2017, a decrease of $3.5 billion, or approximately 12%, compared to $28.7 billion at June 30, 2016. This decrease was driven by divestment activity of $4.4 billion related to the transfer of our ESG and Claren Road hedge fund assets back to their founders, as well as net redemptions in our hedge funds of $0.9 billion, primarily in our hedge funds at Claren Road and ESG. Also driving the decrease were decreases in CLO collateral balances of $0.9 billion. This decrease was partially offset by net inflows of $2.6 billion, primarily related to new limited partner commitments raised in CSP IV.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2017.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$6,971	$22,455	$29,426	$6,774	$22,625	$29,399
Commitments (1)	953	—	953	1,311	—	1,311
Capital Called, net (2)	(265)	396	131	(453)	573	120
Distributions (3)	42	(90)	(48)	63	(250)	(187)
Subscriptions, net of Redemptions (4)	—	—	—	—	(7)	(7)
Changes in CLO collateral balances (5)	—	124	124	—	(246)	(246)
Market Appreciation/(Depreciation) (6)	—	13	13	—	140	140
Foreign Exchange and other (7)	—	293	293	6	356	362
Balance, End of Period (8)	$7,701	$23,191	$30,892	$7,701	$23,191	$30,892

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(8)
Ending balance is comprised of approximately $18.8 billion from our structured credit funds, $10.3 billion (including $7.7 billion of Available Capital) in our carry funds, and $1.8 billion from our business development company.

Total AUM was $30.9 billion at June 30, 2017, an increase of $1.5 billion, or approximately 5%, compared to $29.4 billion at March 31, 2017. The increase was driven by $1.0 billion of new commitments raised primarily in CSC and CCOF, as well as foreign exchange and other gains of $0.3 billion primarily due to the translation of AUM in our European CLO's from EUR to USD.
Total AUM was $30.9 billion at June 30, 2017, an increase of $1.5 billion, or approximately 5%, compared to $29.4 billion at December 31, 2016. The increase was driven by $1.3 billion of new commitments raised primarily in CSC, CCOF, and CSP IV, as well as foreign exchange and other gains of $0.4 billion primarily due to the translation of AUM in our European CLO's from EUR to USD. This increase was partially offset by $0.2 billion of decreases in our CLO collateral balances.

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

The following table reflects the performance of carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of June 30, 2017, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of June 30, 2017			As of June 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Market Strategies (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,465.6	1.8x	17%	11%
CSP III	8/2011	$702.8	$738.1	$1,193.1	1.6x	34%	22%
CEMOF I	12/2010	$1,382.5	$1,249.9	$1,075.7	0.9x	Neg	Neg
All Other Funds(8)			$1,438.5	$2,001.0	1.4x	12%	7%
Coinvestments and Other(9)			$629.8	$588.9	0.9x	NM	NM
Total Fully Invested Funds			$5,408.7	$7,324.3	1.4x	12%	7%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$477.8	$568.0	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$203.0	$226.1	1.1x	NM	NM
All Other Funds			$27.5	$28.5	1.0x	NM	NM
Total Funds in the Investment Period			$708.3	$822.6	1.2x	NM	NM
TOTAL Global Market Strategies			$6,117.0	$8,146.9	1.3x	13%	7%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2017
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$728.9	0.6x	0.9x	90%			100%	Dec-10	27	Dec-15
CSP III	$522.6	1.4x	1.6x	105%	X	X	80%	Dec-11	23	Aug-15
CSP IV	$282.6	1.2x	1.2x	19%	X		100%	Feb-17	2	Jun-20
CEMOF II	$207.7	1.0x	1.1x	7%			100%	Dec-15	7	Feb-20
CSP II	$159.2	0.9x	1.8x	100%	X		80%	Dec-07	39	Jun-11
All Other Funds (8)	$203.4	0.8x	1.4x		NM	NM
Coinvestment and Other (9)	$481.9	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,586.3	0.8x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

(3)
Total MOIC represents total fair value (realized proceeds combined with remaining fair value), before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

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
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$36.2	$34.2	$72.0	$70.6
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	36.2	34.2	72.0	70.6
Performance fees
Realized	23.7	4.2	36.3	6.4
Unrealized	4.7	15.0	27.9	26.7
Total performance fees	28.4	19.2	64.2	33.1
Investment income (loss)
Realized	(0.1)	—	—	—
Unrealized	0.4	—	1.5	(1.0)
Total investment income (loss)	0.3	—	1.5	(1.0)
Interest	0.2	0.1	0.3	0.2
Other income	0.1	0.1	0.2	0.2
Total revenues	65.2	53.6	138.2	103.1
Segment Expenses
Compensation and benefits
Direct base compensation	16.1	15.0	32.2	33.6
Indirect base compensation	4.1	3.1	6.9	5.9
Equity-based compensation	2.1	1.1	4.1	3.5
Performance fee related
Realized	23.4	3.7	35.5	5.4
Unrealized	1.4	11.2	20.4	23.0
Total compensation and benefits	47.1	34.1	99.1	71.4
General, administrative, and other indirect expenses	8.7	7.9	15.5	17.3
Depreciation and amortization expense	0.9	0.8	1.7	1.7
Interest expense	1.5	1.4	3.0	3.0
Total expenses	58.2	44.2	119.3	93.4
Economic Net Income	$7.0	$9.4	$18.9	$9.7
(-) Net Performance Fees	3.6	4.3	8.3	4.7
(-) Investment Income (Loss)	0.3	—	1.5	(1.0)
(+) Equity-based Compensation	2.1	1.1	4.1	3.5
(=) Fee Related Earnings	$5.2	$6.2	$13.2	$9.5
(+) Realized Net Performance Fees	0.3	0.5	0.8	1.0
(+) Realized Investment Loss	(0.1)	—	—	—
(=) Distributable Earnings	$5.4	$6.7	$14.0	$10.5

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Distributable Earnings

Distributable earnings decreased $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $3.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2016	$6.7	$10.5
Increases (decreases):
Decrease in realized net performance fees	(0.2)	(0.2)
Decrease in realized investment income	(0.1)	—
(Decrease) increase in fee related earnings	(1.0)	3.7
Total (decrease) increase	(1.3)	3.5
Distributable earnings, June 30, 2017	$5.4	$14.0

Fee Related Earnings

Fee related earnings decreased $1.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $3.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2016	$6.2	$9.5
Increases (decreases):
Increase in fee revenues	2.0	1.4
(Increase) decrease in direct and indirect base compensation	(2.1)	0.4
(Increase) decrease in general, administrative and other indirect expenses	(0.8)	1.8
All other changes	(0.1)	0.1
Total (decrease) increase	(1.0)	3.7
Fee related earnings, June 30, 2017	$5.2	$13.2

Fee Revenues. Total fee revenues increased $2.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $1.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, including $1.2 million of catch-up management fees in the the six months ended June 30, 2017. This increase is partially offset by the wind down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $1.7 million and $4.9 million for the three months and six months ended June 30, 2017, respectively, as compared to the three months and six months ended June 30, 2016.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $2.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased compensation associated with fundraising activities, partially offset by lower headcount.

Direct and indirect base compensation expense decreased $0.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to lower headcount. This decrease was partially offset by increased compensation associated with fundraising activities.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to negative foreign currency adjustments and increased external costs associated with fundraising activities. These increases were partially offset by lower professional fees.
General, administrative and other indirect expenses decreased $1.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to lower professional fees and real estate costs. These decreases were partially offset by negative foreign currency adjustments and increased external costs associated with fundraising activities.
Economic Net Income
Economic net income decreased $2.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $9.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The following table provides the components of the changes in economic net income for the three months and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic net income, June 30, 2016	$9.4	$9.7
Increases (decreases):
(Decrease) increase in net performance fees	(0.7)	3.6
Increase in investment income	0.3	2.5
Increase in equity-based compensation	(1.0)	(0.6)
(Decrease) increase in fee related earnings	(1.0)	3.7
Total (decrease) increase	(2.4)	9.2
Economic net income, June 30, 2017	$7.0	$18.9
Performance Fees. Performance fees (realized and unrealized) for the three months and six months ended June 30, 2017 and 2016 are from the following types of funds:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Private equity fund vehicles	$27.7	$20.0	$62.7	$33.4
Hedge fund of funds	—	—	—	—
Real estate fund vehicles	0.7	(0.8)	1.5	(0.3)
Total performance fees	$28.4	$19.2	$64.2	$33.1
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
The increase in performance fees for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher realizations in our carry funds in 2017. Additionally, our carry funds appreciated 1% in the three months ended June 30, 2017 (excluding the impact of foreign currency, appreciation was 5% for the three months ended June 30, 2017) while appreciating 3% in the three months ended June 30, 2016.
The increase in performance fees for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to higher realizations in our carry funds in 2017. Overall, our carry funds appreciated 4% in the six months ended June 30, 2017 (excluding the impact of foreign currency, appreciation was 9% for the six months ended June 30, 2017) while appreciating 3% in the six months ended June 30, 2016.

The $28.4 million of performance fees for the three months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•Partnership Fund (2008) of $3.0 million,
•ASF V (Onshore) of $2.2 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $2.1 million,
•APG Partnership Fund (2010) of $1.9 million, and
•APG Partnership Fund (2009) of $1.7 million.
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

•Co-investment Fund & Secondaries Fund (2012-2013) of $9.8 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $4.0 million,
•Co-investment Fund & Secondaries Fund (2011-2013) of $2.2 million, and
•Partnership Fund (2013) of $1.9 million.

The $64.2 million of performance fees for the six months ended June 30, 2017 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $7.1 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $5.8 million,
•Partnership Fund (2008) of $4.3 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $4.0 million, and
•ASF V (Onshore) of $3.8 million.
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

•Co-investment Fund & Secondaries Fund (2012-2013) of $9.8 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $3.0 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $3.0 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $2.2 million.
Performance fees of $19.2 million for the three months ended June 30, 2016 are inclusive of performance fees reversed of approximately $4.6 million. Performance fees of $33.1 million for the six months ended June 30, 2016 are inclusive of performance fees reversed of approximately $1.9 million. There were no significant performance fees reversed for the three months and six months ended June 30, 2017.
The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Carry funds	1%	3%	4%	3%
Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles.
Net performance fees for the three months ended June 30, 2017 were $3.6 million, representing a decrease of $0.7 million from $4.3 million in net performance fees for the three months ended June 30, 2016. The decrease in net performance fees was due to the lower appreciation of the carry funds for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Net performance fees for the six months ended June 30, 2017 were $8.3 million, representing an increase of $3.6 million from $4.7 million in net performance fees for the six months ended June 30, 2016. The increase in net performance fees was due to the higher appreciation of the carry funds for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Equity-based Compensation. Equity-based compensation was $2.1 million for the three months ended June 30, 2017, an increase of $1.0 million from $1.1 million for the three months ended June 30, 2016.
Equity-based compensation was $4.1 million for the six months ended June 30, 2017, an increase of $0.6 million from $3.5 million for the six months ended June 30, 2016.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2017	2016
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,319	$7,410
Fee-earning AUM based on invested capital (2)	1,199	1,271
Fee-earning AUM based on net asset value	783	816
Fee-earning AUM based on lower of cost or fair market value	17,167	17,730
Total Fee-earning AUM	$28,468	$27,227

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$26,428	$30,181	$27,054	$28,191
Inflows, including Fee-paying Commitments (1)	1,931	793	2,932	2,580
Outflows, including Distributions (2)	(1,078)	(2,174)	(3,045)	(2,674)
Subscriptions, net of Redemptions (3)	—	(736)	—	(1,002)
Market Appreciation/(Depreciation) (4)	(191)	(179)	(172)	(322)
Foreign Exchange and other (5)	1,378	(658)	1,699	454
Balance, End of Period	$28,468	$27,227	$28,468	$27,227

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $28.5 billion at June 30, 2017, an increase of $2.1 billion, or approximately 8%, compared to $26.4 billion at March 31, 2017. This was driven by inflows, including fee-paying commitments of $1.9 billion, due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $1.4 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. Partially offsetting this increase were outflows, including distributions, of $1.1 billion which were primarily attributable to our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $28.5 billion at June 30, 2017, an increase of $1.4 billion, or approximately 5%, compared to $27.1 billion at December 31, 2016. The increase was driven by inflows, including fee-paying commitments, of $2.9 billion due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $1.7 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was partially offset by outflows, including distributions, of $3.0 billion primarily in our AlpInvest carry funds.
Fee-earning AUM was $28.5 billion at June 30, 2017, a decrease of $1.3 billion, or approximately 5%, compared to $27.2 billion at June 30, 2016. The increase was driven by inflows, including fee-paying commitments, of $7.6 billion due to activation of previously raised mandates in our AlpInvest vehicles, market appreciation of $0.7 billion in funds outside the investment period, and foreign exchange gains of $0.6 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was largely offset by outflows, including distributions, of $6.5 billion primarily in our AlpInvest carry funds and net subscriptions of $1.2 billion in our previously held DGAM fund of funds vehicles.

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
Total AUM as of and for the Three and Six Months Ended June 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$14,876	$29,096	$43,972	$14,294	$28,798	$43,092
Commitments (1)	1,538	—	1,538	2,881	—	2,881
Capital Called, net (2)	(1,014)	940	(74)	(1,890)	1,747	(143)
Distributions (3)	53	(2,389)	(2,336)	96	(4,376)	(4,280)
Market Appreciation/(Depreciation) (4)	—	415	415	—	1,456	1,456
Foreign Exchange and other (5)	311	1,840	2,151	383	2,277	2,660
Balance, End of Period	$15,764	$29,902	$45,666	$15,764	$29,902	$45,666

(1)	Represents capital raised by our carry fund vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our carry fund vehicles, net of fund fees and expenses.

(3)	Represents distributions from our carry fund vehicles, net of amounts recycled.

(4)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund vehicles. Fair market values for carry fund vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2017) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2017.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $45.7 billion at June 30, 2017, an increase of $1.7 billion or approximately 4%, compared to $44.0 billion at March 31, 2017. This increase was driven by $2.2 billion of foreign exchange gains resulting from the translation of our Euro-denominated AlpInvest AUM to USD, as well as $1.5 billion of new commitments raised primarily in our AlpInvest carry funds. This was partially offset by $2.4 billion of distributions, primarily in our AlpInvest carry funds, of which $0.1 billion were recallable.
Total AUM was $45.7 billion at June 30, 2017, an increase of $2.6 billion or approximately 6%, compared to $43.1 billion at December 31, 2016. This increase was driven by $2.9 billion of new commitments raised primarily in our AlpInvest carry funds, as well as $2.7 billion of foreign exchange gains resulting from the translation of our Euro-denominated AlpInvest AUM to USD. This was partially offset by $4.4 billion of distributions, primarily in our AlpInvest carry funds, of which $0.1 billion were recallable.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2017
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)(10)	Net IRR(7)(10)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,294.6	€7,059.7	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,878.3	€7,680.0	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,885.6	€20,300.8	1.6x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,909.2	€7,462.2	1.5x	16%	15%
Main Fund V - Fund Investments	2012	€5,080.0	€3,377.8	€4,061.3	1.2x	11%	10%
Main Fund VI - Fund Investments	2015	€1,106.4	€311.0	€304.7	1.0x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€483.5	€914.2	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,017.7	€1,857.8	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,349.6	€3,526.2	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,948.4	€3,260.5	1.7x	20%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,603.9	€5,276.1	1.5x	22%	20%
Main Fund II - Co-Investments	2003	€1,090.0	€912.5	€2,533.9	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,814.4	€3,888.2	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,359.8	€3,526.3	2.6x	24%	23%
Main Fund V - Co-Investments	2012	€1,122.2	€1,036.8	€2,272.0	2.2x	33%	31%
Main Fund II - Mezzanine Investments	2004	€700.0	€764.4	€1,043.0	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,968.3	€2,651.7	1.3x	10%	9%
All Other Funds (9)	Various		€1,939.0	€2,677.6	1.4x	14%	11%
Total Fully Committed Funds			€50,854.7	€80,296.2	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€4,160.5	€442.5	€440.8	1.0x	NM	NM
Main Fund VI - Co-Investments	2014	€1,115.0	€905.0	€1,210.3	1.3x	22%	19%
Main Fund VII - Co-Investments	2017	€1,375.5	€38.6	€38.5	1.0x	NM	NM
All Other Funds (9)	Various		€583.8	€723.8	1.2x	18%	14%
Total Funds in the Commitment Period			€1,970.0	€2,413.5	1.2x	20%	16%
TOTAL INVESTMENT SOLUTIONS			€52,824.7	€82,709.6	1.6x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$60,288.4	$94,395.8	1.6x
Note: Investment Solutions Fund Performance excludes the impact of Metropolitan Real Estate investment vehicles. As of March 31, 2017, these investment vehicles had a combined fair value of $1.1 billion.

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of June 30, 2017, these excluded investments represent $0.3 billion of AUM at AlpInvest.

(2)	Represents the original cost of investments since inception of the fund.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.

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

(9)
Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2017. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $0.8 billion at June 30, 2017. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $115.4 million at June 30, 2017. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $787 million as of June 30, 2017. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (2.18% at June 30, 2017).
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
Our balance sheet at June 30, 2017 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. On April 6, 2017, we borrowed $250 million under the revolving credit facility of our senior credit facility. This amount was repaid in full on June 2, 2017.

CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (2)	Interest Rate as of June 30, 2017
October 3, 2013	$14.4	(1)	$13.2	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		20.6		July 15, 2027	2.96%	(4)
April 19, 2017	22.8		—		April 22, 2031	3.09%	(5)
June 28, 2017	23.2		—		July 22, 2031	3.25%	(6)
February 28, 2017	70.5		—		September 21, 2029	2.33%	(7)
	$151.5		$33.8

(1) Original borrowing amount of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months and six months ended June 30, 2017 and 2016.
(5) Incurs interest at LIBOR plus 1.932%. Interest was not significant for the three months and six months ended June 30, 2017.
(6) Incurs interest at LIBOR plus 1.923%. Interest was not significant for the three months and six months ended June 30, 2017.
(7) Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in agreement. Interest was not significant for the three months and six months ended June 30, 2017.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity.

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the Partnership to purchase eligible interests in CLOs. This master credit agreement is available to the Partnership to purchase up to $100 million of eligible interests in up to five CLOs. This agreement will terminate at the earlier of the last closing of the fifth CLO term loan under this agreement and January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread and an applicable margin. Interest will be due quarterly. As of June 30, 2017, the following term loans were outstanding under this master credit agreement

•$22.8 million issued on April 19, 2017, due April 22, 2031, with an interest rate of 3.09% as of June 30, 2017.
•$23.2 million issued on June 28, 2017, due July 22, 2031, with an interest rate of 3.25% as of June 30, 2017.
European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($70.5 million at June 30, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2017).
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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Notes 5 and 7 to the unaudited condensed consolidated financial statements). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.80% at June 30, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 10 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.30% at June 30, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. These promissory notes are scheduled to mature on July 15, 2019.
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
Loans Payable of a Consolidated Real Estate VIE. Most of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2017, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.
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

Our accrued performance fees by segment as of June 30, 2017, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,076.5	$(4.6)	$2,071.9
Real Assets	573.3	(157.6)	415.7
Global Market Strategies	86.3	—	86.3
Investment Solutions	628.4	—	628.4
Total	$3,364.5	$(162.2)	$3,202.3
Plus: Accrued performance fees from NGP			100.0
Less: Accrued performance fee-related compensation			(1,725.6)
Plus: Receivable for giveback obligations from current and former employees			3.0
Less: Deferred taxes on accrued performance fees			(66.3)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			74.9
Net accrued performance fees excluding compensation and non-controlling interests			1,588.3
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(24.6)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,563.7
As of June 30, 2017, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Corporate Private Equity:
Buyout	$1,031.6
Growth Capital	48.0
Total Corporate Private Equity	1,079.6
Real Assets:
Real Estate	295.8
Natural Resources	106.7
Legacy Energy	(17.3)
Total Real Assets	385.2
Global Market Strategies	43.5
Investment Solutions	55.4
Net accrued performance fees attributable to Carlyle Holdings	$1,563.7
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
Distributions. With respect to distribution year 2017, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $49.2 million, or $0.52 per common unit, consisting of (i) $0.42 per common unit in respect of the second quarter of 2017, which is payable on August 21, 2017 to common unitholders of record on August 14, 2017, and (ii) $0.10 per common unit in respect of the first quarter of 2017, which was paid in May 2017.
With respect to distribution year 2016, through August 2016, we paid cumulative distributions of approximately $75.0 million to common unitholders, consisting of $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016, and $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016.

Distributions to common unitholders paid during the six months ended June 30, 2017 totaled $22.7 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016 and the amount paid in May 2017 of $0.10 per common unit in respect of the first quarter of 2017. Distributions to common unitholders paid during the six months ended June 30, 2016 totaled $45.0 million, representing the amount paid in March 2016 of $0.29 per common unit in respect of the fourth quarter of 2015 and the amount paid in May 2016 of $0.26 per common unit in respect of the first quarter of 2016.
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

Since our inception through June 30, 2017, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2017, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$2,099.7	$1,385.6	$3,485.3
Real Assets	926.7	789.4	1,716.1
Global Market Strategies	917.3	538.5	1,455.8
Investment Solutions	46.6	148.9	195.5
Total	$3,990.3	$2,862.4	$6,852.7
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
Investments as of June 30, 2017 consist of the following (dollars in millions):

Investments	$1,302.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(324.6)
Less: Strategic equity method investments in NGP Management	(395.9)
Less: Investment in NGP accrued performance fees	(100.0)
Investments excluding non-controlling interests and NGP	481.8
Plus: investments in Consolidated Funds, eliminated in consolidation	195.3
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$677.1
Of the $677.1 million of total investments, approximately $151.5 million are financed with loans (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the six months ended June 30, 2017, we have paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $59.1 million to repurchase and retire 3,695,889 units.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$373.1	$(394.0)
Net cash used in investing activities	(12.9)	(2.0)
Net cash (used in) provided by financing activities	(277.0)	209.8
Effect of foreign exchange rate changes	35.8	2.0
Net change in cash and cash equivalents	$119.0	$(184.2)
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
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the six months ended June 30, 2017 and 2016, net cash provided by operating activities primarily included the receipt of management fees and realized performance fees, totaling approximately $0.9 billion and $1.1 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.9 billion and $0.7 billion for the six months ended June 30, 2017 and 2016, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2017, investment proceeds were $306.9 million while investment purchases were $204.3 million. During the six months ended June 30, 2016, investment proceeds were $133.3 million as compared to purchases of $162.9 million.
The net cash provided by operating activities for the six months ended June 30, 2017 and 2016 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2017, purchases of investments by the Consolidated Funds were $1,514.9 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,746.8 million. For the six months ended June 30, 2016, purchases of investments by the Consolidated Funds were $1,310.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $466.6 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the six months ended June 30, 2017, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $16.7 million and $8.4 million for the six months ended June 30, 2017 and 2016, respectively.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in the six months ended June 30, 2017 and a source of cash in the six months ended June 30, 2016.
For the six months ended June 30, 2017, the Partnership received net proceeds of $112.1 million from the issuance of various CLO term loans. See Note 7 to the unaudited condensed consolidated financial statements for more information on these term loans.
Distributions to our common unitholders were $22.7 million and $45.0 million for the six months ended June 30, 2017 and 2016, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $63.1 million and $148.4 million for the six months ended June 30, 2017 and 2016, respectively. The net (payments) borrowings on loans payable by our Consolidated Funds during the six months ended June 30, 2017 and 2016 were $(310.4) million and $412.3 million, respectively. Contributions from non-controlling interest holders were $25.8 million and $71.6 million for the six months ended June 30, 2017 and 2016, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2017 and 2016, distributions to non-controlling interest holders were

$53.0 million and $61.3 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $10.9 billion at June 30, 2017, an increase of $0.9 billion from December 31, 2016. The increase in total assets was primarily attributable to increases in accrued performance fees, investments and cash and cash equivalents of $883.4 million, $195.3 million and $119.0 million, respectively. These increases were partially offset by a decrease in cash and cash equivalents held at Consolidated Funds of $345.4 million. Cash and cash equivalents, including corporate treasury investments, were approximately $0.9 billion at both June 30, 2017 and December 31, 2016.
Total liabilities were $8.7 billion at June 30, 2017, an increase of $0.2 billion from December 31, 2016. The increase in liabilities was primarily attributable to increases in accrued compensation and benefits and debt obligations of $356.0 million and $171.9 million, respectively. These increases were partially offset by decreases in other liabilities of Consolidated Funds and loans payable of Consolidated Funds of $188.1 million and $145.1 million from December 31, 2016 to June 30, 2017.
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. For example, as previously discussed, the CLO term loans generally are secured by the Partnership's investment in the CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. The assets and liabilities of the consolidated real estate VIE are also held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of its liabilities nor are its assets available to meet our liquidity requirements.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2017, our total assets were $6.7 billion, including cash and cash equivalents, including corporate treasury investments, of $0.9 billion and net accrued performance fees of $1.6 billion.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2017 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$6.7	$61.6	$133.8	$1,237.1	$1,439.2
Interest payable(b)	31.0	124.0	123.2	770.3	1,048.5
Contingent cash and other consideration(c)	1.3	37.5	—	—	38.8
Operating lease obligations(d)	26.3	96.8	89.8	332.0	544.9
Capital commitments to Carlyle funds(e)	2,862.4	—	—	—	2,862.4
Tax receivable agreement payments(f)	—	—	28.0	119.5	147.5
Loans payable of Consolidated Funds(g)	39.6	157.6	157.1	4,269.5	4,623.8
Loans payable of a consolidated real estate VIE(h)	20.4	56.7	43.2	22.6	142.9
Unfunded commitments of the CLOs(i)	21.4	—	—	—	21.4
Consolidated contractual obligations	3,009.1	534.2	575.1	6,751.0	10,869.4
Loans payable of Consolidated Funds(g)	(39.6)	(157.6)	(157.1)	(4,269.5)	(4,623.8)
Loans payable of a consolidated real estate VIE(h)	(20.4)	(56.7)	(43.2)	(22.6)	(142.9)
Capital commitments to Carlyle funds(e)	(2,517.2)	—	—	—	(2,517.2)
Unfunded commitments of the CLOs(i)	(21.4)	—	—	—	(21.4)
Carlyle Operating Entities contractual obligations	$410.5	$319.9	$374.8	$2,458.9	$3,564.1

(a)
The table above assumes that no prepayments are made on the CLO term loans, promissory notes or senior notes and that the outstanding balance on the revolving credit facility term loan is repaid on the maturity date of the senior credit facility, which is May 5, 2020. See Note 7 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, promissory notes and senior notes.

(b)
The interest rate on the debt obligations as of June 30, 2017 consist of: 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.18% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 3.25% for our CLO term loans, approximately 3.80% on $108.8 million of our NGP promissory note and approximately 3.30% on $53.9 million of our settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions and strategic investment in NGP Management. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 5 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2017, at spreads to market rates pursuant to the debt agreements, and range from 0.78% to 8.76%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of June 30, 2017, at spreads to market rates pursuant to the loan agreements, and range from 11.2% to 18.0%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of March 31, 2017.

(i)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $19.7 million at June 30, 2017 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services estimated to be less than $10.0 million of future costs to be incurred; these amounts have been excluded as we are uncertain as to the timing and amount of such payments.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in and fundings for the benefit of Urbplan. From 2013 through June 30, 2017, $383.9 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $136.4 million of the $383.9 million and the remaining $247.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended June 30, 2017, $8.1 million was funded to Urbplan, of which we funded the entire $8.1 million.
No contractual or other obligations exist to provide additional financial support to Urbplan from the Partnership. Urbplan continues to seek opportunities to restructure its existing debt obligations to reduce its cash requirements and is also pursuing other strategic alternatives. The Partnership does not anticipate providing any additional financial support to satisfy Urbplan's debt obligations. The Partnership may consider providing additional financial support for other purposes depending on the circumstances at the time, including the ability of Urbplan to satisfactorily restructure its debt obligations with its financial creditors or to facilitate other strategic alternatives. Such transactions could result in future charges related to the Partnership's ownership of Urbplan, and such charges, if any, are currently estimated to be in the range of $30 million to $50 million.

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

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of June 30, 2017 is $49.1 million versus the liabilities recognized on the balance sheet of $32.5 million. Based on the historical and projected performance of our acquisitions, the Partnership believes that approximately $10.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of June 30, 2017.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2016 through June 30, 2017 is as follows:

	Units as of December 31, 2016	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of June 30, 2017
The Carlyle Group L.P. common units	84,610,951	3,301,126	—	3,153,493	(14,190)	91,051,380
Carlyle Holdings partnership units	241,847,796	—	(437,314)	(3,153,493)	—	238,256,989
Total	326,458,747	3,301,126	(437,314)	—	(14,190)	329,308,369
The Carlyle Group L.P. common units issued during the period from December 31, 2016 through June 30, 2017 relate to the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2017. Further, The Carlyle Group L.P. common units in the table above includes 7,782 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2016 through June 30, 2017 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Beginning with the second quarter of 2017, senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three months ended June 30, 2017, senior Carlyle professionals exchanged approximately 3.0 million of their Carlyle Holdings partnership units for common units.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2016 through June 30, 2017 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The total units as of June 30, 2017 as shown above exclude approximately 5.1 million common units in connection with the vesting of deferred restricted common units subsequent to June 30, 2017 that will participate in the unitholder distribution that will be paid in August 2017.

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
There was no material change in our market risks during the three months ended June 30, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended June 30, 2017 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
April 1, 2017 to April 30, 2017 (1)	—	$—	—	$140.9

May 1, 2017 to May 31, 2017 (1)	—	$—	—	$140.9

June 1, 2017 to June 30, 2017 (1)	—	$—	—	$140.9
Total	—		—

(1)
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, which was publicly announced on February 10, 2016, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2017, no units were repurchased. As of June 30, 2017, we had $141 million in remaining authorization under the unit repurchase program.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 2, 2017	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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