Form 10-Q
period 2017-09-30
Carlyle Group L.P.
filed 2017-10-31
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of October 27, 2017 was 97,805,907.

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

Website and Social Media Disclosure
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/onecarlyle/) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer to The Carlyle Group L.P. and its consolidated subsidiaries. When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals. When we refer to the “Carlyle Holdings partnerships” or “Carlyle Holdings”, we are referring to Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P.

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

Changes to Disclosure and Presentation of Key Performance Metrics
Investment funds and vehicles advised by AlpInvest Partners B.V. and Metropolitan Real Estate Equity Management, LLC, which comprise our Investment Solutions segment, are now included in our "carry funds" definition. Accordingly, they are now included in our Invested Capital, Realized Proceeds and Fund Appreciation metrics. We have recast metrics for 2016, including supplemental key metrics information available on our website at ir.carlyle.com under “Key Metrics”. In addition, we have also adjusted the methodology for recognition of Invested Capital to an investment timing basis, rather than the timing of cash flows to and from our fund investors, to better reflect capital deployed by our funds during a given period.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$1,355.7	$670.9
Cash and cash equivalents held at Consolidated Funds	195.4	761.5
Restricted cash	9.6	13.1
Corporate treasury investments	117.4	190.2
Accrued performance fees	3,498.6	2,481.1
Investments	1,480.9	1,107.0
Investments of Consolidated Funds	4,235.8	3,893.7
Due from affiliates and other receivables, net	268.8	227.2
Due from affiliates and other receivables of Consolidated Funds, net	64.3	29.5
Receivables and inventory of a real estate VIE	—	145.4
Fixed assets, net	100.1	106.1
Deposits and other	58.5	39.4
Other assets of a real estate VIE	—	31.5
Intangible assets, net	38.0	42.0
Deferred tax assets	263.5	234.4
Total assets	$11,686.6	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,515.6	$1,265.2
Loans payable of Consolidated Funds	3,794.8	3,866.3
Loans payable of a real estate VIE at fair value (principal amount of $144.4 million as of December 31, 2016)	—	79.4
Accounts payable, accrued expenses and other liabilities	308.9	369.8
Accrued compensation and benefits	2,175.1	1,661.8
Due to affiliates	264.3	223.6
Deferred revenue	236.0	54.0
Deferred tax liabilities	77.1	76.6
Other liabilities of Consolidated Funds	475.4	637.0
Other liabilities of a real estate VIE	—	124.5
Accrued giveback obligations	67.6	160.8
Total liabilities	8,914.8	8,519.0
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of September 30, 2017)	387.6	—
Partners’ capital (common units 97,805,907 and 84,610,951 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	660.4	403.1
Accumulated other comprehensive loss	(69.4)	(95.2)
Non-controlling interests in consolidated entities	374.7	277.8
Non-controlling interests in Carlyle Holdings	1,418.5	868.3
Total partners’ capital	2,771.8	1,454.0
Total liabilities and partners’ capital	$11,686.6	$9,973.0
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Fund management fees	$262.5	$255.1	$747.6	$817.1
Performance fees
Realized	411.8	383.4	852.7	905.1
Unrealized	(126.2)	(168.7)	658.1	(334.3)
Total performance fees	285.6	214.7	1,510.8	570.8
Investment income
Realized	15.5	40.7	42.0	92.2
Unrealized	21.7	29.8	100.5	34.0
Total investment income	37.2	70.5	142.5	126.2
Interest and other income	9.9	5.3	25.9	15.0
Interest and other income of Consolidated Funds	44.7	43.0	132.6	107.8
Revenue of a real estate VIE	—	18.7	109.0	61.5
Total revenues	639.9	607.3	2,668.4	1,698.4
Expenses
Compensation and benefits
Base compensation	174.1	154.3	471.1	470.5
Equity-based compensation	81.0	81.4	241.8	265.8
Performance fee related
Realized	189.4	189.0	401.9	423.0
Unrealized	(51.8)	(78.1)	309.9	(146.1)
Total compensation and benefits	392.7	346.6	1,424.7	1,013.2
General, administrative and other expenses	(18.7)	188.9	170.9	362.6
Interest	16.9	15.6	48.4	46.3
Interest and other expenses of Consolidated Funds	37.2	32.3	160.9	87.3
Interest and other expenses of a real estate VIE and loss on deconsolidation	64.5	82.1	202.5	157.9
Other non-operating (income) expenses	—	(3.7)	0.1	0.8
Total expenses	492.6	661.8	2,007.5	1,668.1
Other income
Net investment gains of Consolidated Funds	18.6	4.8	76.4	3.1
Income (loss) before provision for income taxes	165.9	(49.7)	737.3	33.4
Provision (benefit) for income taxes	(1.3)	1.0	17.7	32.7
Net income (loss)	167.2	(50.7)	719.6	0.7
Net income (loss) attributable to non-controlling interests in consolidated entities	27.6	(29.1)	47.4	(29.8)
Net income (loss) attributable to Carlyle Holdings	139.6	(21.6)	672.2	30.5
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	95.0	(22.4)	487.0	15.2
Net income attributable to The Carlyle Group L.P.	$44.6	$0.8	$185.2	$15.3
Net income attributable to The Carlyle Group L.P. per common unit (see Note 13)
Basic	$0.47	$0.01	$2.06	$0.19
Diluted	$0.43	$(0.02)	$1.90	$0.08
Weighted-average common units
Basic	95,198,102	83,602,503	89,815,112	82,062,633
Diluted	334,392,424	312,534,968	97,538,190	306,981,103
Distributions declared per common unit	$0.42	$0.63	$0.68	$1.18
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income (loss)	$167.2		$(50.7)		$719.6		$0.7
Other comprehensive income (loss)
Foreign currency translation adjustments	38.4		5.9		87.8		(11.3)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	—		0.6		—		1.8
Defined benefit plans
Unrealized gain (loss) for the period	(0.3)		0.4		(1.3)		0.9
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.3		0.1		0.9		0.1
Other comprehensive income (loss)	38.4	—	7.0	—	87.4	—	(8.5)
Comprehensive income (loss)	205.6		(43.7)		807.0		(7.8)
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(38.6)		46.2		(68.5)		71.0
Comprehensive income attributable to redeemable non-controlling interests in consolidated entities	—		(0.2)		—		(0.1)
Comprehensive income attributable to Carlyle Holdings	167.0		2.3		738.5		63.1
Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	(114.3)		4.7		(534.5)		(39.2)
Comprehensive income attributable to The Carlyle Group L.P.	$52.7		$7.0		$204.0		$23.9
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$719.6	$0.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30.9	52.6
Equity-based compensation	241.8	265.8
Non-cash performance fees	(561.5)	108.0
Other non-cash amounts	(4.2)	(19.2)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(27.1)	(45.0)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(49.3)	43.8
Purchases of investments by Consolidated Funds	(2,129.7)	(1,707.8)
Proceeds from sale and settlements of investments by Consolidated Funds	2,135.6	873.9
Non-cash interest income, net	(4.3)	(3.6)
Change in cash and cash equivalents held at Consolidated Funds	566.1	622.5
Change in other receivables held at Consolidated Funds	(30.9)	(4.8)
Change in other liabilities held at Consolidated Funds	(208.5)	(178.9)
Investment income	(138.9)	(124.2)
Purchases of investments	(412.4)	(218.6)
Proceeds from the sale of investments	297.7	219.7
Payments of contingent consideration	(22.5)	(82.6)
Deconsolidation of Claren Road (see Note 9)	(23.3)	—
Deconsolidation of Urbplan (see Note 15)	14.0	—
Changes in deferred taxes, net	(8.7)	3.7
Change in due from affiliates and other receivables	(78.2)	2.8
Change in receivables and inventory of a real estate VIE	(14.5)	45.1
Change in deposits and other	(7.1)	5.0
Change in other assets of a real estate VIE	1.6	33.1
Change in accounts payable, accrued expenses and other liabilities	1.9	71.8
Change in accrued compensation and benefits	42.2	32.4
Change in due to affiliates	15.0	(22.4)
Change in other liabilities of a real estate VIE	47.9	(1.2)
Change in deferred revenue	178.6	154.9
Net cash provided by operating activities	571.8	127.5
Cash flows from investing activities
Change in restricted cash	3.6	1.8
Purchases of fixed assets, net	(26.0)	(13.3)
Net cash used in investing activities	(22.4)	(11.5)
Cash flows from financing activities
Proceeds from issuance of preferred units, net of offering costs and expenses	387.6	—
Borrowings under credit facility	250.0	—
Repayments under credit facility	(250.0)	—
Payments on debt obligations	(15.0)	—
Proceeds from debt obligations	202.6	20.6
Net payments on loans payable of a real estate VIE	(14.3)	(27.3)
Net (payments) borrowings on loans payable of Consolidated Funds	(312.7)	339.7
Payments of contingent consideration	(0.4)	(3.3)
Distributions to common unitholders	(63.0)	(98.5)
Distributions to non-controlling interest holders in Carlyle Holdings	(163.1)	(300.9)
Contributions from non-controlling interest holders	87.7	75.3
Distributions to non-controlling interest holders	(74.0)	(87.3)
Common units repurchased	(0.2)	(53.6)
Change in due to/from affiliates financing activities	38.5	62.0
Net cash provided by (used in) financing activities	73.7	(73.3)
Effect of foreign exchange rate changes	61.7	9.1
Increase in cash and cash equivalents	684.8	51.8
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$1,355.7	$1,043.3
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$23.8	$12.4
Net asset impact of deconsolidation of Consolidated Funds	$—	$(7,170.2)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$24.3	$2.5
Tax receivable agreement liability	$21.1	$2.2
Total partners’ capital	$3.2	$0.3
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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions (see Note 16).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The accounts of the real estate development company have been deconsolidated as of September 30, 2017 (see Note 15). The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
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
As of September 30, 2017, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.5 billion and $4.3 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2017, the Partnership held $191.6 million of investments in these consolidated CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Investments	$828.5	$664.2
Due from affiliates, net	—	1.8
Maximum Exposure to Loss	$828.5	$666.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Additionally, as of September 30, 2017, the Partnership had $51.9 million and $12.8 million recognized in the condensed consolidated balance sheet related to accrued carry and management fee receivables, respectively, related to the unconsolidated VIEs.
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

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $10.2 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively, and $28.0 million and $37.1 million for the nine months ended September 30, 2017 and 2016, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2017 and December 31, 2016, the Partnership has recognized $67.6 million and $160.8 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $41.8 million and $40.0 million for the three months ended September 30, 2017 and 2016, respectively, and $124.1 million and $101.6 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2017 and December 31, 2016, the Partnership had recorded a liability of $1.8 billion and $1.3 billion related to

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the portion of accrued performance fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated financial statements.
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

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2017 and December 31, 2016 were as follows:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Currency translation adjustments	$(65.4)	$(91.7)
Unrealized losses on defined benefit plans	(4.0)	(3.5)
Total	$(69.4)	$(95.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $0.7 million and $7.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $30.8 million for the nine months ended September 30, 2017 and 2016, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12, among other things, permits hedge accounting for risk components in hedging relationships to now involve nonfinancial risk components and requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedge item is reported. The guidance is effective for the Partnership on January 1, 2019 and requires cash flow hedges and net investment hedges existing at the date of adoption to apply a cumulative effect adjustment to eliminate the measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of partners’ capital as of the beginning of the fiscal year that an entity adopts the guidance. The amended presentation and disclosure guidance is required only prospectively. Early adoption is permitted. While the Partnership is still assessing the guidance in ASU 2017-12, it does not expect the impact of this guidance to be material.

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

The Partnership is currently in the process of implementing ASU 2014-9 and its related amendments. The Partnership does not expect significant changes to our historical pattern of recognizing revenue for management fees and performance fees (both for arrangements within the scope of ASC 323 and arrangements within the scope of ASU 2014-9). Additionally, while the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the Partnership expects that the customer will generally be the investment fund for our significant management and advisory contracts. The Partnership is still, however, evaluating its method of adoption for ASU 2014-9 and how ASU 2014-9 and its related amendments will impact principal versus agent considerations, which would affect whether certain transactions are reported gross or net in the consolidated statement of operations.

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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2017:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$26.8	$26.8
Bonds	—	—	347.0	347.0
Loans	—	—	3,861.7	3,861.7
Other	—	—	0.3	0.3
	—	—	4,235.8	4,235.8
Investments in CLOs and other	—	—	322.7	322.7
Corporate treasury investments
Bonds	—	87.6	—	87.6
Commercial paper and other	—	29.8	—	29.8
	—	117.4	—	117.4
Foreign currency forward contracts	—	0.3	—	0.3
Total	$—	$117.7	$4,558.5	$4,676.2
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,794.8	$3,794.8
Contingent consideration(2)	—	—	1.3	1.3
Foreign currency forward contracts	—	3.9	—	3.9
Total	$—	$3.9	$3,796.1	$3,800.0

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

(2)	Related to contingent consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.3	$10.3
Bonds	—	—	396.4	396.4
Loans	—	—	3,485.6	3,485.6
Other	—	—	1.4	1.4
	—	—	3,893.7	3,893.7
Investments in CLOs and other	—	—	152.6	152.6
Corporate treasury investments
Bonds	—	91.3	—	91.3
Commercial paper and other	—	98.9	—	98.9
	—	190.2	—	190.2
Foreign currency forward contracts	—	2.5	—	2.5
Total	$—	$192.7	$4,046.3	$4,239.0
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,866.3	$3,866.3
Contingent consideration(2)	—	—	1.5	1.5
Loans payable of a real estate VIE	—	—	79.4	79.4
Foreign currency forward contracts	—	10.0	—	10.0
Total	$—	$10.0	$3,947.2	$3,957.2

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

(2)	Related to contingent consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration.

There were no transfers from Level II to Level I during the nine months ended September 30, 2017 and 2016.

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
Loans Payable of a Real Estate VIE – Prior to September 30, 2017, the Partnership elected the fair value option to measure the loans payable of a real estate VIE at fair value. The fair values of the loans are primarily based on discounted cash flows analyses, which consider the liquidity and current financial condition of the real estate VIE. These loans are classified as Level III.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$9.7	$395.9	$3,500.1	$2.0	$222.9	$4,130.6
Purchases	0.1	15.5	599.3	—	114.0	728.9
Sales and distributions	—	(71.2)	(98.3)	(3.1)	(20.5)	(193.1)
Settlements	—	—	(216.3)	—	—	(216.3)
Realized and unrealized gains (losses), net
Included in earnings	16.8	(7.4)	(9.6)	1.3	0.4	1.5
Included in other comprehensive income	0.2	14.2	86.5	0.1	5.9	106.9
Balance, end of period	$26.8	$347.0	$3,861.7	$0.3	$322.7	$4,558.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$16.8	$(5.6)	$0.8	$0.1	$1.3	$13.4

	Financial Assets
	Nine Months Ended September 30, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.3	$396.4	$3,485.6	$1.4	$152.6	$4,046.3
Purchases	0.1	132.3	1,997.4	—	174.8	2,304.6
Sales and distributions	(1.6)	(227.5)	(1,101.8)	(3.0)	(23.6)	(1,357.5)
Settlements	—	—	(801.7)	—	—	(801.7)
Realized and unrealized gains (losses), net
Included in earnings	17.1	(1.7)	16.3	1.7	6.5	39.9
Included in other comprehensive income	0.9	47.5	265.9	0.2	12.4	326.9
Balance, end of period	$26.8	$347.0	$3,861.7	$0.3	$322.7	$4,558.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$22.1	$0.8	$22.5	$0.1	$7.4	$52.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended September 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$11.9	$407.8	$2,933.1	$0.1	$152.7	$3,505.6
Purchases	—	45.3	352.0	—	1.0	398.3
Sales and distributions	0.1	(66.3)	(122.0)	—	(2.2)	(190.4)
Settlements	—	—	(220.7)	—	—	(220.7)
Realized and unrealized gains (losses), net
Included in earnings	(1.5)	4.1	18.4	1.6	8.7	31.3
Included in other comprehensive income	—	5.5	21.5	—	(2.9)	24.1
Balance, end of period	$10.5	$396.4	$2,982.3	$1.7	$157.3	$3,548.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.3)	$3.5	$15.7	$0.3	$8.4	$26.6

	Financial Assets
	Nine Months Ended September 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds(1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	11.1	194.3	1,490.0	12.4	—	25.9	—	1,733.7
Sales and distributions	(5.1)	(103.6)	(249.9)	—	—	(6.4)	—	(365.0)
Settlements	—	—	(516.9)	—	—	—	—	(516.9)
Realized and unrealized gains (losses), net
Included in earnings	(9.0)	5.9	42.3	2.3	1.7	26.9	—	70.1
Included in other comprehensive income	0.3	9.6	37.0	—	—	(14.3)	—	32.6
Balance, end of period	$10.5	$396.4	$2,982.3	$—	$1.7	$157.3	$—	$3,548.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(7.0)	$5.1	$36.6	$—	$1.8	$26.9	$—	$63.4

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$3,721.2	$1.3	$72.6	$3,795.1
Paydowns	(2.3)	—	—	(2.3)
Deconsolidation of a real estate VIE	—	—	(72.6)	(72.6)
Realized and unrealized (gains) losses, net
Included in earnings	(21.1)	—	—	(21.1)
Included in other comprehensive income	97.0	—	—	97.0
Balance, end of period	$3,794.8	$1.3	$—	$3,796.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(24.1)	$—	$—	$(24.1)

	Financial Liabilities
	Nine Months Ended September 30, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$3,866.3	$1.5	$79.4	$3,947.2
Borrowings	1,569.0	—	—	1,569.0
Paydowns	(1,881.7)	(0.4)	(14.3)	(1,896.4)
Deconsolidation of a real estate VIE	—	—	(72.6)	(72.6)
Realized and unrealized (gains) losses, net
Included in earnings	(49.4)	0.1	3.3	(46.0)
Included in other comprehensive income	290.6	0.1	4.2	294.9
Balance, end of period	$3,794.8	$1.3	$—	$3,796.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(53.6)	$0.1	$—	$(53.5)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$3,284.7	$0.3	$25.0	$81.7	$3,391.7
Initial consolidation of funds	—	—	—	—	—
Borrowings	26.4	—	—	—	26.4
Paydowns	(99.0)	—	(10.0)	(10.4)	(119.4)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	15.8	1.4	(3.7)	7.1	20.6
Included in other comprehensive income	25.5	—	0.1	10.5	36.1
Balance, end of period	$3,253.4	$—	$11.4	$88.9	$3,353.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$19.5	$—	$0.1	$7.1	$26.7

	Financial Liabilities
	Nine Months Ended September 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Initial consolidation / deconsolidation of funds	(14,221.3)	(29.0)	—	—	(14,250.3)
Borrowings	671.1	—	—	—	671.1
Paydowns	(331.4)	—	(10.3)	(27.3)	(369.0)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	43.8	1.6	0.8	20.9	67.1
Included in other comprehensive income	44.5	—	0.1	19.9	64.5
Balance, end of period	$3,253.4	$—	$11.4	$88.9	$3,353.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$36.6	$—	$0.5	$20.9	$58.0
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

Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating expense (income), and such gains and losses for loans payable of a real estate VIE are included in interest and other expenses of a real estate VIE in the condensed consolidated statement of operations.

Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2017:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2017
Assets
Investments of Consolidated Funds:
Equity securities	$24.9	Discounted Cash Flow	Discount Rates	6% - 10% (6%)
			Exit Cap Rate	7% - 10% (7%)
	1.9	Consensus Pricing	Indicative Quotes ($ per share)	28 - 28 (28)

Bonds	347.0	Consensus Pricing	Indicative Quotes (% of Par)	65 - 110 (99)
Loans	3,861.7	Consensus Pricing	Indicative Quotes (% of Par)	49 - 102 (100)
Other	0.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	11 - 11 (11)
	4,235.8
Investments in CLOs and other:
Senior secured notes	275.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 9% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	95 - 102 (100)
Subordinated notes and preferred shares	44.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 10% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	71 - 97 (87)
Other	2.9	Comparable Multiple	LTM EBITDA Multiple	6.3x - 6.3x (6.3x)
Total	$4,558.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$3,621.3	Other	N/A	N/A
Subordinated notes and preferred shares (1)	27.3	Other	N/A	N/A
	146.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 10% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	79 - 94 (86)
Contingent consideration(2)	1.3	Other	N/A	N/A
Total	$3,796.1

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership.

(2)	Relates to contingent consideration associated with the Partnership's acquisitions.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2016:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2016
Assets
Investments of Consolidated Funds:
Equity securities	$9.6	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 9% (7%)
	0.7	Consensus Pricing	Indicative Quotes ($ per share)	10 - 10 (10)

Bonds	396.4	Consensus Pricing	Indicative Quotes (% of Par)	74 - 108 (99)
Loans	3,485.6	Consensus Pricing	Indicative Quotes (% of Par)	31 - 102 (99)
Other	1.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 8 (7)
	3,893.7
Investments in CLOs and other
Senior secured notes	115.9	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 11% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (71%)
			Indicative Quotes (% of Par)	82 - 102 (99)
Subordinated notes and preferred shares	35.4	Discounted Cash Flow with Consensus Pricing	Discount Rate	9% - 14% (12%)
			Default Rates	1% - 10% (2%)
			Recovery Rates	50% - 74% (64%)
			Indicative Quotes (% of Par)	2 - 101 (96)
Other	1.3	Comparable Multiple	LTM EBITDA Multiple	5.7 x - 5.7x (5.7x)
Total	$4,046.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes(1)	$3,672.5	Other	N/A	N/A
Subordinated notes and preferred shares(1)	26.9	Other	N/A	N/A
	166.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 14% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (66%)
			Indicative Quotes (% of Par)	7 - 90 (68)
Loans payable of a real estate VIE	79.4	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	1.5	Other	N/A	N/A
Total	$3,947.2

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLOs and the beneficial interests held by the Partnership.

(2)	Relates to contingent consideration associated with the Partnership's acquisitions.

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

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$2,130.9	$1,375.4
Real Assets	624.3	483.4
Global Market Strategies	84.9	68.6
Investment Solutions	658.5	553.7
Total	$3,498.6	$2,481.1
Approximately 31% of accrued performance fees at September 30, 2017 are related to Carlyle Partners V, L.P. and Carlyle Partners VI, L.P., two of the Partnership's Corporate Private Equity funds.
Approximately 27% of accrued performance fees at December 31, 2016, are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 8), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$(9.8)	$(3.9)
Real Assets	(57.8)	(156.9)
Total	$(67.6)	$(160.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Corporate Private Equity	$159.6	$186.5	$1,147.4	$283.0
Real Assets	74.5	(19.1)	214.0	198.6
Global Market Strategies	17.2	17.8	50.8	26.8
Investment Solutions	34.3	29.5	98.6	62.4
Total	$285.6	$214.7	$1,510.8	$570.8

Approximately 39%, or $110.4 million, of performance fees for the three months ended September 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $39.7 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $120.5 million,
•Carlyle U.S. Equity Opportunities Fund, L.P. (Corporate Private Equity segment) - $(31.6) million, and
•Carlyle International Energy Partners, L.P. (Real Assets segment) - $47.6 million.
Approximately 65%, or $979.9 million, of performance fees for the nine months ended September 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $301.0 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $615.0 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $271.3 million.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Investments
Investments consist of the following:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$1,157.7	$950.9
Investments in CLOs and other	323.2	156.1
Total investments	$1,480.9	$1,107.0
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Management fees	$21.3	$20.9	$58.9	$62.1
Performance fees	7.4	37.9	62.7	47.6
Investment income	1.6	6.4	7.8	10.8
Expenses	(10.6)	(4.1)	(46.2)	(10.7)
Amortization of basis differences	(2.1)	(13.8)	(6.4)	(41.4)
Net investment income	$17.6	$47.3	$76.8	$68.4

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $23.4 million and $29.8 million as of September 30, 2017 and December 31, 2016, respectively; these differences are amortized over a period of 10 years from the initial investment date. In addition, net investment income for the nine months ended September 30, 2017 includes $27.7 million of accelerated expenses (that the Partnership otherwise would have incurred in the fourth quarter of 2017) as a result of the March 2017 amendment to acknowledge that the performance conditions related to the contingently issuable Carlyle Holdings partnership units had substantially been met ahead of the measurement date.
Equity Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Corporate Private Equity	$370.3	$282.4
Real Assets	729.7	622.8
Global Market Strategies	19.7	20.1
Investment Solutions	38.0	25.6
Total	$1,157.7	$950.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Income from equity investments	$35.9	$65.9	$140.2	$116.3
Income from investments in CLOs and other investments	1.3	4.6	2.3	9.6
Other investment income	—	—	—	0.3
Total	$37.2	$70.5	$142.5	$126.2
Carlyle’s income (loss) from its equity method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Corporate Private Equity	$8.8	$13.5	$38.4	$32.0
Real Assets	24.1	52.5	95.7	89.9
Global Market Strategies	—	(0.5)	0.6	(5.5)
Investment Solutions	3.0	0.4	5.5	(0.1)
Total	$35.9	$65.9	$140.2	$116.3
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of September 30, 2017 and December 31, 2016 primarily consisted of $323.2 million and $156.1 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2017, the Partnership formed five CLOs for which the Partnership is the primary beneficiary of one of those CLOs. As of September 30, 2017, the total assets of this CLO included in the Partnership's condensed consolidated financial statements were approximately $522.7 million.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Interest income from investments	$41.8	$40.0	$124.1	$101.6
Other income	2.9	3.0	8.5	6.2
Total	$44.7	$43.0	$132.6	$107.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(2.5)	$18.6	$27.1	$45.0
Gains (losses) from liabilities of CLOs	21.1	(15.9)	49.3	(43.8)
Gains on other assets of CLOs	—	2.1	—	1.9
Total	$18.6	$4.8	$76.4	$3.1
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Realized losses	$(3.3)	$—	$(9.1)	$(9.6)
Net change in unrealized gains	0.8	18.6	36.2	54.6
Total	$(2.5)	$18.6	$27.1	$45.0
6. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Acquired contractual rights(1)	$80.3	$74.1
Acquired trademarks(1)	1.2	1.0
Accumulated amortization	(54.5)	(43.2)
Finite-lived intangible assets, net	27.0	31.9
Goodwill(1)	11.0	10.1
Intangible assets, net	$38.0	$42.0

(1) Changes in the carrying amount of acquired contractual rights, acquired trademarks, and goodwill are due to foreign currency translation.

As of September 30, 2017, all of the remaining finite-lived intangible assets, net, and goodwill are associated with the Partnership's Investment Solutions segment.

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the nine months ended September 30, 2017 and 2016.
Intangible asset amortization expense was $2.6 million and $11.1 million during the three months ended September 30, 2017 and 2016, respectively, and $7.6 million and $30.4 million during the nine months ended September 30, 2017 and 2016, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the expected amortization expense for October 1, 2017 through December 31, 2021 (Dollars in millions):

2017	$2.6
2018	9.6
2019	5.9
2020	5.9
2021	3.0
$27.0

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	September 30, 2017		December 31, 2016
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.8	$25.0	$24.7
CLO Term Loans (See below)	229.9	229.9	33.8	33.8
3.875% Senior Notes Due 2/01/2023	500.0	497.5	500.0	497.2
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Promissory Notes Due 7/15/2019	53.9	53.9	—	—
Total debt obligations	$1,517.6	$1,515.6	$1,267.6	$1,265.2

Senior Credit Facility
As of September 30, 2017, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of September 30, 2017, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at September 30, 2017, the interest rate was 2.49%). There was no amount outstanding under the revolving credit facility at September 30, 2017. Interest expense under the senior credit facility was not significant for the three and nine months ended September 30, 2017 and 2016. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2017 and December 31, 2016 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (1)	Interest Rate as of September 30, 2017
October 3, 2013	$—	(2)	$13.2	(2)	September 28, 2018	NA	(3)
June 7, 2016	20.6		20.6		July 15, 2027	3.10%	(4)
February 28, 2017	73.0		—		September 21, 2029	2.33%	(5)
April 19, 2017	22.8		—		April 22, 2031	3.24%	(6) (12)
June 28, 2017	23.1		—		July 22, 2031	3.25%	(7) (12)
July 20, 2017	24.4		—		April 21, 2027	2.84%	(8) (12)
August 2, 2017	22.8		—		July 23, 2029	3.10%	(9) (12)
August 2, 2017	20.6		—		August 3, 2022	1.75%	(10)
August 14, 2017	22.6		—		August 15, 2030	3.16%	(11) (12)
	$229.9		$33.8

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)    Original borrowing of €12.6 million.
(3) Note paid off in the third quarter of 2017.

(4)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three and nine months ended September 30, 2017 and 2016.

(5)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(6)	Incurs interest at LIBOR plus 1.932%.

(7)	Incurs interest at LIBOR plus 1.923%.

(8)	Incurs interest at LIBOR plus 1.536%.

(9)	Incurs interest at LIBOR plus 1.808%.

(10)	Original borrowing of €17.4 million; incurs interest at LIBOR plus 1.75% and has full recourse to the Partnership.

(11)	Incurs interest at LIBOR plus 1.848%.

(12)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three and nine months ended September 30, 2017 and 2016. The fair value of the outstanding balance of the CLO term loans at September 30, 2017 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($73.0 million at September 30, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2017).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Master Credit Agreement - Term Loans

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This agreement will terminate in January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest will be due quarterly.
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

Interest expense on the notes was $5.0 million for both the three months ended September 30, 2017 and 2016, and $14.9 million for both the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $520.8 million and $512.8 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended September 30, 2017 and 2016 and $25.3 million for both the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the fair value of the notes, including accrued interest, was approximately $688.7 million and $603.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.83% at September 30, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three and nine months ended September 30, 2017 and 2016. The fair value of the outstanding balance of the promissory note at September 30, 2017 and December 31, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In December 2016, the Partnership repurchased $11.2 million of the promissory note for a purchase price of approximately $9.0 million. Approximately $108.8 million of the promissory note is outstanding at September 30, 2017 and December 31, 2016.

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 9), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.33% at September 30, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three and nine months ended September 30, 2017. The fair value of the outstanding balance of these promissory notes at September 30, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2017.
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
As of September 30, 2017 and December 31, 2016, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,631.2	$3,621.3	2.24%		11.49
Subordinated notes, preferred shares and other	174.8	173.5	N/A	(a)	9.79
Total	$3,806.0	$3,794.8

	As of December 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,681.0	$3,672.5	2.45%		10.22
Subordinated notes, preferred shares and other	195.6	193.8	N/A	(a)	9.26
Total	$3,876.6	$3,866.3

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2017 and December 31, 2016, the fair value of the CLO assets was $4.5 billion and $4.7 billion, respectively.

8. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Accrued performance fee-related compensation	$1,803.9	$1,307.4
Accrued bonuses	261.2	177.2
Other	110.0	177.2
Total	$2,175.1	$1,661.8
9. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2017 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,190.1
Real Assets	900.6
Global Market Strategies	573.9
Investment Solutions	165.5
Total	$2,830.1
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (4.30% weighted-average rate at September 30, 2017). As of September 30, 2017 and December 31, 2016, approximately $11.3 million and $9.6 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2017 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $67.6 million at September 30, 2017, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

would need to be paid if the funds were liquidated at their current fair values at September 30, 2017. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $3.4 million and $5.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2017 and December 31, 2016, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $254.4 million and $356.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2017 and December 31, 2016, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2017, approximately $38.3 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $29.3 million.
If, at September 30, 2017, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.8 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2017 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $15.2 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively, and $43.4 million and $41.3 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2017	$12.6
2018	48.1
2019	47.9
2020	47.4
2021	43.0
Thereafter	334.6
$533.6
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $60.7 million and $60.3 million as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit. On October 4, 2017, the qui tam plaintiffs appealed that ruling. The Attorney General may also pursue its own recovery from the defendants in the action.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. The liquidators have asked for additional time until December 5, 2017 to decide whether or not to appeal the trial court decision.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership's historical practices relating to the acceleration of monitoring fees received from certain of the Partnership's funds' portfolio companies, and (ii) the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership. The Partnership is cooperating fully with the SEC's inquiries.

During the year, the Partnership entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  In total, the Partnership paid $265 million ($165 million of which was paid in the nine months ended September 30, 2017 with the remaining $100 million paid in 2016) to fully resolve all claims related to these matters and issued promissory notes in the aggregate amount of $54 million to repurchase the investors' interests in the two structured finance vehicles. In connection with these settlements, the Partnership also acquired certain rights to receive a portion of any proceeds obtained from marine cargo insurance policies and other efforts to pursue reimbursement for the misappropriation of petroleum. In the three and nine months ended September 30, 2017, the Partnership has recognized $74 million and $177 million, respectively, net of related recovery costs, in general liability insurance proceeds related to these settlements.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2017, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

Transaction with Claren Road

On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership was also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. The Partnership recorded additional base compensation expense of approximately $25.0 million in the year ended December 31, 2016 associated with the transfer of the interests to Claren Road in addition to the disposition of approximately $4.4 million of intangible assets and approximately $10.8 million of potential future obligations. The remaining income before provision for income taxes for the year ended December 31, 2016 was not material. The impact of this transaction on our results for the three and nine months ended September 30, 2017 was not material. Claren Road was part of the Partnership's Global Market Strategies segment.

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
10. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$3.4	$5.6
Notes receivable and accrued interest from affiliates	16.8	37.6
Other receivables from unconsolidated funds and affiliates, net	248.6	184.0
Total	$268.8	$227.2
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.79% as of September 30, 2017. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.2
Due to non-consolidated affiliates	54.2	29.7
Performance-based contingent cash consideration related to acquisitions	34.3	36.1
Amounts owed under the tax receivable agreement	155.9	137.8
Other	19.7	19.8
Total	$264.3	$223.6
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as well as certain unit exchanges by senior Carlyle professionals which began in the second quarter of 2017 (see Note 14).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.7 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.9 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

11. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense (benefit) was $(1.3) million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $17.7 million and $32.7 million for the nine months ended September 30, 2017 and 2016, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2017, the Partnership’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities. Currently, the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014, and 2015 years.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$23.5	$13.5
Non-Carlyle interests in majority-owned subsidiaries	349.0	331.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.2	(67.4)
Non-controlling interests in consolidated entities	$374.7	$277.8
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$8.2	$(1.2)	$8.1	$0.2
Non-Carlyle interests in majority-owned subsidiaries	11.0	(24.7)	22.5	(21.6)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	8.4	(3.4)	16.8	(8.5)
Net income (loss) attributable to other non-controlling interests in consolidated entities	27.6	(29.3)	47.4	(29.9)
Net loss attributable to redeemable non-controlling interests in consolidated entities	—	0.2	—	0.1
Non-controlling interests in income (loss) of consolidated entities	$27.6	$(29.1)	$47.4	$(29.8)

13. Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$44,600,000	$44,600,000	$185,200,000	$185,200,000
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	97,800,000	—	—
Net income attributable to common units	$44,600,000	$142,400,000	$185,200,000	$185,200,000
Weighted-average common units outstanding	95,198,102	334,392,424	89,815,112	97,538,190
Net income per common unit	$0.47	$0.43	$2.06	$1.90

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$800,000	$800,000	$15,300,000	$15,300,000
Incremental net income (loss) from assumed exchange of Carlyle Holdings partnership units	—	(5,700,000)	—	8,100,000
Net income (loss) attributable to common units	$800,000	$(4,900,000)	$15,300,000	$23,400,000
Weighted-average common units outstanding	83,602,503	312,534,968	82,062,633	306,981,103
Net income (loss) per common unit	$0.01	$(0.02)	$0.19	$0.08

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	95,198,102	95,198,102	89,815,112	89,815,112
Unvested deferred restricted common units	—	7,756,460	—	7,125,134
Issuable Carlyle Holdings Partnership units	—	597,944	—	597,944
Weighted-average vested Carlyle Holdings Partnership units	—	228,839,164	—	—
Unvested Carlyle Holdings Partnership units	—	2,000,754	—	—
Weighted-average common units outstanding	95,198,102	334,392,424	89,815,112	97,538,190

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	83,602,503	83,602,503	82,062,633	82,062,633
Unvested deferred restricted common units	—	3,569,302	—	3,181,825
Weighted-average vested Carlyle Holdings Partnership units	—	224,826,988	—	221,377,938
Unvested Carlyle Holdings Partnership units	—	536,175	—	358,707
Weighted-average common units outstanding	83,602,503	312,534,968	82,062,633	306,981,103
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 228,839,164 of vested Carlyle Holdings partnership units and 2,000,754 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2017 were dilutive. As a result, net income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $97.8 million for the three months ended September 30, 2017 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. Further, 227,315,486 of vested Carlyle Holdings partnership units and 1,963,185 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2017 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 224,826,988 and 221,377,938 of vested Carlyle Holdings partnership units and 536,175 and 358,707 of unvested Carlyle Holdings partnership units for the three and nine months ended September 30, 2016 were dilutive. As a result, a net (loss) income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $(5.7) million and $8.1 million for the three and nine months ended September 30, 2016 have been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of September 30, 2017, 7,782 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

14. Equity and Equity-Based Compensation

Preferred Unit Issuance
On September 13, 2017, the Partnership issued 16,000,000 of 5.875% Series A Preferred Units (the “Preferred Units”) for gross proceeds of $400.0 million, or $387.6 million, net of issuance costs and expenses. The Partnership plans to use the net proceeds from the sale of the Preferred Units for general corporate purposes, including to fund investments.

Distributions on the Preferred Units will be payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2017, when, as and if declared by the Board of Directors of the general partner of the Partnership, at a rate per annum of 5.875%. Distributions on the Preferred Units are discretionary and non-cumulative.

Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred Units for a quarterly distribution period, during the remainder of that distribution period, the Partnership may not repurchase any common units or any other units that are junior in rank to the Preferred Units and the Partnership may not declare or pay or set apart payment for distributions on any common or junior units for the remainder of that distribution period, other than (i) distributions of tax distribution amounts received from Carlyle Holdings in accordance with the terms of the partnership agreements of the Carlyle Holdings partnerships as in effect on the date the Preferred Units were first issued, (ii) the net unit settlement of equity-based awards granted under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) (or any successor or any similar plan) in order to satisfy associated tax obligations, or (iii) distributions paid in junior units or options, warrants or rights to subscribe for or purchase other units or with proceeds from the substantially concurrent sale of junior units. These restrictions are not applicable during the period from original issue date to, but excluding, December 15, 2017.

The Preferred Units may be redeemed at the Partnership’s option, in whole or in part, at any time on or after September 15, 2022 at a price of $25.00 per Preferred Unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Preferred Units have no right to require the redemption of the Preferred Units and there is no maturity date.

If a change of control event or tax redemption event occurs prior to September 15, 2022, the Partnership may, at its option, redeem the Preferred Units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change in control event or such tax redemption event, as applicable, at a price of $25.25 per Preferred Unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If (i) a change of control event occurs (whether before, on or after September 15, 2022) and (ii) the Partnership does not give notice prior to the 31st day following the change in control event to redeem all the outstanding Preferred Units, the distribution rate per annum on the Preferred Units will increase by 5.00%, beginning on the 31st day following such change in control event.

If a rating agency event occurs prior to September 15, 2022, the Partnership may, at its option, redeem the Preferred Units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, as applicable, at a price of $25.50 per Preferred Unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.

The Preferred Units are not convertible into common units or any other class or series of interests or any other security. Holders of the Preferred Units will generally have no voting rights and have none of the voting rights given to holders of the Partnership’s common units, except as otherwise provided in the Partnership's limited partnership agreement.

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2017, the Partnership paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. There were no unit repurchases for the three months ended September 30, 2017. Since inception of this program, the Partnership has paid an aggregate of $59.1 million to repurchase and retire 3.7 million units.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three and nine months ended September 30, 2017, current and former senior Carlyle professionals exchanged 1,646,980 and 4,634,232, respectively, Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $9.2 million and $23.2 million, respectively, from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss. None of Carlyle's named executive officers participated in the quarterly unit exchange.

Equity-Based Compensation

In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2017, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 32,645,874.
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions. These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. For three and nine months ended September 30, 2017 and 2016, the expense associated with these awards was not material.

As of September 30, 2017, the total unrecognized equity-based compensation expense related to unvested common units was not material and is expected to be recognized within the year.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The Partnership recorded equity-based compensation expense associated with these awards of $42.7 million and $40.8 million for the three months ended September 30, 2017 and 2016, respectively, and $121.7 million and $147.6 million for the nine months ended September 30, 2017 and 2016, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of September 30, 2017, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units is $100.8 million, which is expected to be recognized over a weighted-average term of 0.6 years.

Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $38.1 million and $40.6 million for the three months ended September 30, 2017 and 2016, respectively, with $4.6 million and $4.4 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $119.9 million and $116.8 million for the nine months ended September 30, 2017 and 2016, respectively with $14.0 million and $13.5 million of corresponding deferred tax benefits, respectively. As of September 30, 2017, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $190.7 million, which is expected to be recognized over a weighted-average term of 2.0 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three and nine months ended September 30, 2017 and 2016.
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2017 and a summary of changes for the nine months ended September 30, 2017, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67	2,520	$34.81
Granted	—	$—	8,226,461	$14.14	—	$—	—	$—
Vested	8,145,924	$22.22	8,288,838	$19.67	31,129	$21.53	2,520	$34.81
Forfeited	437,314	$22.22	453,461	$20.22	—	$—	—	$—
Balance, September 30, 2017	8,656,762	$22.00	16,190,082	$16.77	7,782	$22.22	—	$—

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Deconsolidation of a Real Estate Development Company

The Partnership, indirectly through certain Carlyle real estate investment funds, had an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company. During the three months ended September 30, 2017, the Partnership disposed of its interests in Urbplan in a transaction with a third party. The third party acquired operational control and all of the economic interests in Urbplan in the transaction. Since the Partnership is no longer the primary beneficiary of Urbplan, Urbplan was deconsolidated from the Partnership's financial results. The Partnership recorded a pre-tax loss upon deconsolidation of $65 million during the three months ended September 30, 2017, which includes the impact of deconsolidation, the terms of the transaction with the third party and related reserves. The loss is recorded in interest and other expenses of a real estate VIE and loss on deconsolidation in the unaudited condensed consolidated statements of operations. Excluding the effect of this transaction, Urbplan's income before provision for income taxes prior to the transaction in the three months ended September 30, 2017 was not material to the Partnership's consolidated financial statements.

The Partnership concluded that Urbplan was a VIE as of September 30, 2013 because Urbplan’s equity investment at risk was not sufficient to permit it to finance its activities without additional financial support. The Partnership also concluded that it was the primary beneficiary of Urbplan. As such, the Partnership began consolidating Urbplan into its consolidated financial statements as of September 30, 2013. Due to the timing and availability of financial information from Urbplan, the Partnership consolidated the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The assets and liabilities of Urbplan were held in legal entities separate from the Partnership; the Partnership did not guarantee or assume any obligation for repayment of Urbplan’s liabilities nor were the assets of Urbplan available to meet the liquidity requirements of the Partnership.
Urbplan is party to various claims, litigation, government investigations and proceedings, including disputes with creditors and customers. The Partnership does not believe it is probable that the outcome of any Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of December 31, 2016 related to Urbplan were as follows:

As of
December 31, 2016
(Dollars in millions)
Receivables and inventory of a real estate VIE:
Customer and other receivables	$99.4
Inventory costs in excess of billings and advances	46.0
$145.4
Other assets of a real estate VIE:
Restricted investments	$12.7
Fixed assets, net	0.2
Deferred tax assets	9.1
Other assets	9.5
$31.5
Loans payable of a real estate VIE at fair value (principal amount of $144.4 million as of December 31, 2016)	$79.4
Other liabilities of a real estate VIE:
Accounts payable	$14.6
Other liabilities	109.9
$124.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 related to Urbplan were as follows:

Nine Months Ended September 30, 2017
(Dollars in millions)
Revenue of a real estate VIE:
Land development services	$104.6
Investment income	4.4
$109.0
Interest and other expenses of a real estate VIE:
Costs of products sold and services rendered	$64.4
Interest expense	18.5
Change in fair value of loans payable	(6.6)
Compensation and benefits	2.8
G&A and other expenses	58.9
Loss on deconsolidation	64.5
$202.5

Nine Months Ended September 30, 2016
(Dollars in millions)
Revenue of a real estate VIE:
Land development services	$35.5
Investment income	26.0
$61.5
Interest and other expenses of a real estate VIE:
Costs of products sold and services rendered	$18.9
Interest expense	36.2
Change in fair value of loans payable	(2.6)
Compensation and benefits	5.5
G&A and other expenses	99.9
$157.9

The following is a summary of the significant classifications of revenues and expenses of Urbplan:

Revenue of a real estate VIE – This balance consisted primarily of amounts earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of accounting, revenue was not recorded until the period in which the land development services contract is completed.
Interest and other expenses of a real estate VIE and loss on deconsolidation – This balance consisted primarily of interest expense on Urbplan’s borrowings, general and administrative expenses, compensation and benefits, costs associated with land development services, and the loss incurred upon the deconsolidation of Urbplan during the three months ended September 30, 2017. Also included in this caption was the change in the Partnership’s estimate of the fair value of Urbplan’s loans payable during the period. Interest expense is recorded on Urbplan’s borrowings at variable rates as defined. Costs related to Urbplan’s land development services activities were capitalized until the services are complete. Costs associated with advertising, marketing and other selling activities were expensed when incurred.

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
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities, and for the three months ended March 31, 2016, Diversified Global Asset Management ("DGAM"). The Partnership wound down the operations of DGAM throughout 2016.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016). Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. On January 31, 2017, the Partnership transferred all of its economic interests in Claren Road to its founders (see Note 9). The Partnership’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment until the three months ended September 30, 2017 when Urbplan was deconsolidated from the Partnership's financial results (See Note15).
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$118.3	$71.4	$47.6	$41.1	$278.4
Portfolio advisory fees, net	3.6	0.4	0.1	—	4.1
Transaction fees, net	5.3	0.8	—	—	6.1
Total fund level fee revenues	127.2	72.6	47.7	41.1	288.6
Performance fees
Realized	345.4	20.4	15.0	30.2	411.0
Unrealized	(193.2)	60.8	2.6	4.2	(125.6)
Total performance fees	152.2	81.2	17.6	34.4	285.4
Investment income (loss)
Realized	6.5	(64.6)	4.7	—	(53.4)
Unrealized	4.1	12.4	—	1.6	18.1
Total investment income (loss)	10.6	(52.2)	4.7	1.6	(35.3)
Interest income	1.8	1.0	2.0	0.6	5.4
Other income	1.6	0.6	1.1	0.1	3.4
Total revenues	293.4	103.2	73.1	77.8	547.5
Segment Expenses
Compensation and benefits
Direct base compensation	65.3	24.5	23.0	19.7	132.5
Indirect base compensation	18.3	14.8	6.7	5.0	44.8
Equity-based compensation	14.5	8.7	5.1	2.1	30.4
Performance fee related
Realized	147.7	9.2	7.3	29.9	194.1
Unrealized	(76.1)	21.6	0.8	(2.0)	(55.7)
Total compensation and benefits	169.7	78.8	42.9	54.7	346.1
General, administrative, and other indirect expenses	20.5	10.5	(63.6)	6.1	(26.5)
Depreciation and amortization expense	4.1	1.9	1.3	0.9	8.2
Interest expense	7.0	4.2	4.2	1.6	17.0
Total expenses	201.3	95.4	(15.2)	63.3	344.8
Economic Net Income	$92.1	$7.8	$88.3	$14.5	$202.7
(-) Net Performance Fees	80.6	50.4	9.5	6.5	147.0
(-) Investment Income (Loss)	10.6	(52.2)	4.7	1.6	(35.3)
(+) Equity-based Compensation	14.5	8.7	5.1	2.1	30.4
(+) Reserve for Litigation and Contingencies	(12.5)	(5.8)	(4.1)	(2.6)	(25.0)
(=) Fee Related Earnings	$2.9	$12.5	$75.1	$5.9	$96.4
(+) Realized Net Performance Fees	197.7	11.2	7.7	0.3	216.9
(+) Realized Investment Income (Loss)	6.5	(64.6)	4.7	—	(53.4)
(=) Distributable Earnings	$207.1	$(40.9)	$87.5	$6.2	$259.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2017 and the Nine Months Then Ended
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$351.7	$185.6	$140.8	$113.1	$791.2
Portfolio advisory fees, net	11.9	0.6	0.5	—	13.0
Transaction fees, net	14.2	0.8	—	—	15.0
Total fund level fee revenues	377.8	187.0	141.3	113.1	819.2
Performance fees
Realized	668.8	73.6	37.8	66.5	846.7
Unrealized	465.0	200.1	15.5	32.1	712.7
Total performance fees	1,133.8	273.7	53.3	98.6	1,559.4
Investment income (loss)
Realized	15.6	(72.4)	8.6	—	(48.2)
Unrealized	22.9	24.4	4.3	3.1	54.7
Total investment income (loss)	38.5	(48.0)	12.9	3.1	6.5
Interest income	3.7	2.0	4.6	0.9	11.2
Other income	4.2	1.3	5.6	0.3	11.4
Total revenues	1,558.0	416.0	217.7	216.0	2,407.7
Segment Expenses
Compensation and benefits
Direct base compensation	175.4	61.6	55.3	51.9	344.2
Indirect base compensation	55.0	45.6	20.9	11.9	133.4
Equity-based compensation	47.3	26.8	16.9	6.2	97.2
Performance fee related
Realized	295.4	33.4	18.2	65.4	412.4
Unrealized	221.1	60.1	6.9	18.4	306.5
Total compensation and benefits	794.2	227.5	118.2	153.8	1,293.7
General, administrative, and other indirect expenses	83.9	52.6	(18.6)	21.6	139.5
Depreciation and amortization expense	11.5	5.3	3.8	2.6	23.2
Interest expense	21.1	12.7	10.0	4.6	48.4
Total expenses	910.7	298.1	113.4	182.6	1,504.8
Economic Net Income	$647.3	$117.9	$104.3	$33.4	$902.9
(-) Net Performance Fees	617.3	180.2	28.2	14.8	840.5
(-) Investment Income (Loss)	38.5	(48.0)	12.9	3.1	6.5
(+) Equity-based Compensation	47.3	26.8	16.9	6.2	97.2
(+) Reserve for Litigation and Contingencies	(12.5)	(5.8)	(4.1)	(2.6)	(25.0)
(=) Fee Related Earnings	$26.3	$6.7	$76.0	$19.1	$128.1
(+) Realized Net Performance Fees	373.4	40.2	19.6	1.1	434.3
(+) Realized Investment Income (Loss)	15.6	(72.4)	8.6	—	(48.2)
(=) Distributable Earnings	$415.3	$(25.5)	$104.2	$20.2	$514.2
Segment assets as of September 30, 2017	$3,472.9	$1,861.8	$996.5	$1,063.4	$7,394.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$122.9	$60.3	$44.1	$33.1	$260.4
Portfolio advisory fees, net	2.9	—	0.1	0.8	3.8
Transaction fees, net	1.4	—	—	—	1.4
Total fund level fee revenues	127.2	60.3	44.2	33.9	265.6
Performance fees
Realized	311.1	19.2	14.3	36.3	380.9
Unrealized	(124.2)	2.0	3.1	(6.8)	(125.9)
Total performance fees	186.9	21.2	17.4	29.5	255.0
Investment income (loss)
Realized	24.1	(14.1)	1.1	—	11.1
Unrealized	(9.6)	4.5	7.1	0.2	2.2
Total investment income (loss)	14.5	(9.6)	8.2	0.2	13.3
Interest income	0.9	0.4	1.1	0.1	2.5
Other income	1.3	0.4	1.2	0.2	3.1
Total revenues	330.8	72.7	72.1	63.9	539.5
Segment Expenses
Compensation and benefits
Direct base compensation	52.7	17.2	20.9	16.3	107.1
Indirect base compensation	17.8	8.9	7.5	2.7	36.9
Equity-based compensation	19.8	7.1	4.4	1.6	32.9
Performance fee related
Realized	143.5	8.7	6.6	35.8	194.6
Unrealized	(57.8)	(15.7)	1.3	(9.7)	(81.9)
Total compensation and benefits	176.0	26.2	40.7	46.7	289.6
General, administrative, and other indirect expenses	81.4	37.2	37.7	17.3	173.6
Depreciation and amortization expense	3.4	1.4	1.5	0.9	7.2
Interest expense	7.0	4.1	3.0	1.5	15.6
Total expenses	267.8	68.9	82.9	66.4	486.0
Economic Net Income (Loss)	$63.0	$3.8	$(10.8)	$(2.5)	$53.5
(-) Net Performance Fees	101.2	28.2	9.5	3.4	142.3
(-) Investment Income (Loss)	14.5	(9.6)	8.2	0.2	13.3
(+) Equity-based Compensation	19.8	7.1	4.4	1.6	32.9
(+) Reserve for Litigation and Contingencies	49.8	21.6	19.0	9.6	100.0
(=) Fee Related Earnings	$16.9	$13.9	$(5.1)	$5.1	$30.8
(+) Realized Net Performance Fees	167.6	10.5	7.7	0.5	186.3
(+) Realized Investment Income (Loss)	24.1	(14.1)	1.1	—	11.1
(=) Distributable Earnings	$208.6	$10.3	$3.7	$5.6	$228.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$376.9	$192.0	$147.4	$103.7	$820.0
Portfolio advisory fees, net	11.2	0.1	0.7	0.8	12.8
Transaction fees, net	24.3	—	—	—	24.3
Total fund level fee revenues	412.4	192.1	148.1	104.5	857.1
Performance fees
Realized	775.2	79.8	21.5	42.7	919.2
Unrealized	(496.2)	165.8	4.6	19.9	(305.9)
Total performance fees	279.0	245.6	26.1	62.6	613.3
Investment income (loss)
Realized	46.6	(21.4)	2.7	—	27.9
Unrealized	(12.7)	6.5	14.9	(0.8)	7.9
Total investment income (loss)	33.9	(14.9)	17.6	(0.8)	35.8
Interest income	2.7	1.3	3.7	0.3	8.0
Other income	4.0	1.0	3.5	0.4	8.9
Total revenues	732.0	425.1	199.0	167.0	1,523.1
Segment Expenses
Compensation and benefits
Direct base compensation	165.8	55.4	66.3	49.9	337.4
Indirect base compensation	55.6	28.2	22.7	8.6	115.1
Equity-based compensation	56.0	20.3	13.8	5.1	95.2
Performance fee related
Realized	345.4	34.8	8.1	41.2	429.5
Unrealized	(219.9)	55.2	2.2	13.3	(149.2)
Total compensation and benefits	402.9	193.9	113.1	118.1	828.0
General, administrative, and other indirect expenses	144.3	70.7	77.1	34.6	326.7
Depreciation and amortization expense	10.2	4.4	4.6	2.6	21.8
Interest expense	21.2	12.1	8.5	4.5	46.3
Total expenses	578.6	281.1	203.3	159.8	1,222.8
Economic Net Income (Loss)	$153.4	$144.0	$(4.3)	$7.2	$300.3
(-) Net Performance Fees	153.5	155.6	15.8	8.1	333.0
(-) Investment Income (Loss)	33.9	(14.9)	17.6	(0.8)	35.8
(+) Equity-based Compensation	56.0	20.3	13.8	5.1	95.2
(+) Reserve for Litigation and Contingencies	49.8	21.6	19.0	9.6	100.0
(=) Fee Related Earnings	$71.8	$45.2	$(4.9)	$14.6	$126.7
(+) Realized Net Performance Fees	429.8	45.0	13.4	1.5	489.7
(+) Realized Investment Income (Loss)	46.6	(21.4)	2.7	—	27.9
(=) Distributable Earnings	$548.2	$68.8	$11.2	$16.1	$644.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$547.5	$44.7	$47.7	(a)	$639.9
Expenses	$344.8	$52.3	$95.5	(b)	$492.6
Other income	$—	$18.6	$—	(c)	$18.6
Economic net income	$202.7	$11.0	$(47.8)	(d)	$165.9

	Three Months Ended September 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$539.5	$43.0	$24.8	(a)	$607.3
Expenses	$486.0	$41.2	$134.6	(b)	$661.8
Other income	$—	$4.8	$—	(c)	$4.8
Economic net income (loss)	$53.5	$6.6	$(109.8)	(d)	$(49.7)
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2017 and 2016, and Total Assets as of September 30, 2017.

	September 30, 2017 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,407.7	$132.6	$128.1	(a)	$2,668.4
Expenses	$1,504.8	$197.2	$305.5	(b)	$2,007.5
Other income	$—	$76.4	$—	(c)	$76.4
Economic net income	$902.9	$11.8	$(177.4)	(d)	$737.3
Total assets	$7,394.6	$4,495.5	$(203.5)	(e)	$11,686.6

	Nine Months Ended September 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,523.1	$107.8	$67.5	(a)	$1,698.4
Expenses	$1,222.8	$105.9	$339.4	(b)	$1,668.1
Other loss	$—	$3.1	$—	(c)	$3.1
Economic net income (loss)	$300.3	$5.0	$(271.9)	(d)	$33.4

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during the three months ended September 30, 2017, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the Partnership’s ownership interests in

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Claren Road (through January 2017) and ESG (through June 2016) that were included in Revenues in the Partnership’s segment reporting.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during the three months ended September 30, 2017, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016), as detailed below (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$58.3	$50.6	$183.8	$175.3
Acquisition related charges, including amortization of intangibles and impairment	7.2	27.7	25.2	67.0
Other non-operating expense (income)	—	(3.7)	0.1	0.8
Tax expense associated with performance fees	(1.7)	(2.0)	(7.0)	(16.1)
Non-Carlyle economic interests in acquired businesses and the real estate VIE	46.2	69.4	128.8	120.7
Severance and other adjustments	0.6	1.5	10.9	10.3
Elimination of expenses of Consolidated Funds	(15.1)	(8.9)	(36.3)	(18.6)
	$95.5	$134.6	$305.5	$339.4

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before provision for income taxes	$165.9	$(49.7)	$737.3	$33.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	58.3	50.6	183.8	175.3
Acquisition related charges, including amortization of intangibles and impairment	7.2	27.7	25.2	67.0
Other non-operating expense (income)	—	(3.7)	0.1	0.8
Tax provision associated with performance fees	(1.7)	(2.0)	(7.0)	(16.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(27.6)	29.1	(47.4)	29.8
Severance and other adjustments	0.6	1.5	10.9	10.1
Economic Net Income	$202.7	$53.5	$902.9	$300.3
Net performance fees(1)	147.0	142.3	840.5	333.0
Investment income (loss) (1)	(35.3)	13.3	6.5	35.8
Equity-based compensation	30.4	32.9	97.2	95.2
Reserve for litigation and contingencies	(25.0)	100.0	(25.0)	100.0
Fee Related Earnings	$96.4	$30.8	$128.1	$126.7
Realized performance fees, net of related compensation	216.9	186.3	434.3	489.7
Realized investment income (loss)(1)	(53.4)	11.1	(48.2)	27.9
Distributable Earnings	$259.9	$228.2	$514.2	$644.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$411.8	$(0.8)	$411.0
Unrealized	(126.2)	0.6	(125.6)
Total performance fees	285.6	(0.2)	285.4
Performance fee related compensation expense
Realized	189.4	4.7	194.1
Unrealized	(51.8)	(3.9)	(55.7)
Total performance fee related compensation expense	137.6	0.8	138.4
Net performance fees
Realized	222.4	(5.5)	216.9
Unrealized	(74.4)	4.5	(69.9)
Total net performance fees	$148.0	$(1.0)	$147.0
Investment income (loss)
Realized	$15.5	$(68.9)	$(53.4)
Unrealized	21.7	(3.6)	18.1
Investment income (loss)	$37.2	$(72.5)	$(35.3)

	Three Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$383.4	$(2.5)	$380.9
Unrealized	(168.7)	42.8	(125.9)
Total performance fees	214.7	40.3	255.0
Performance fee related compensation expense
Realized	189.0	5.6	194.6
Unrealized	(78.1)	(3.8)	(81.9)
Total performance fee related compensation expense	110.9	1.8	112.7
Net performance fees
Realized	194.4	(8.1)	186.3
Unrealized	(90.6)	46.6	(44.0)
Total net performance fees	$103.8	$38.5	$142.3
Investment income (loss)
Realized	$40.7	$(29.6)	$11.1
Unrealized	29.8	(27.6)	2.2
Total investment income (loss)	$70.5	$(57.2)	$13.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$852.7	$(6.0)	$846.7
Unrealized	658.1	54.6	712.7
Total performance fees	1,510.8	48.6	1,559.4
Performance fee related compensation expense
Realized	401.9	10.5	412.4
Unrealized	309.9	(3.4)	306.5
Total performance fee related compensation expense	711.8	7.1	718.9
Net performance fees
Realized	450.8	(16.5)	434.3
Unrealized	348.2	58.0	406.2
Total net performance fees	$799.0	$41.5	$840.5
Investment income (loss)
Realized	$42.0	$(90.2)	$(48.2)
Unrealized	100.5	(45.8)	54.7
Investment income (loss)	$142.5	$(136.0)	$6.5

	Nine Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$905.1	$14.1	$919.2
Unrealized	(334.3)	28.4	(305.9)
Total performance fees	570.8	42.5	613.3
Performance fee related compensation expense
Realized	423.0	6.5	429.5
Unrealized	(146.1)	(3.1)	(149.2)
Total performance fee related compensation expense	276.9	3.4	280.3
Net performance fees
Realized	482.1	7.6	489.7
Unrealized	(188.2)	31.5	(156.7)
Total net performance fees	$293.9	$39.1	$333.0
Investment income (loss)
Realized	$92.2	$(64.3)	$27.9
Unrealized	34.0	(26.1)	7.9
Total investment income (loss)	$126.2	$(90.4)	$35.8

(2) Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iii) the reclassification of NGP performance fees, which are included in investment income in U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results until Urbplan was deconsolidated during the three months ended September 30, 2017. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016).

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
17. Subsequent Events
In October 2017, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.56 per common unit to common unitholders of record at the close of business on November 10, 2017, payable on November 16, 2017.

In October 2017, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.375347 per Preferred Unit to preferred unitholders of record at the close of business on December 1, 2017, payable on December 15, 2017. The first distribution on the Preferred Units is calculated based on the date of original issuance. See Note 14 for more information on the preferred units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

18. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2017 and December 31, 2016 and results of operations for the three and nine months ended September 30, 2017 and 2016. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,355.7	$—	$—	$1,355.7
Cash and cash equivalents held at Consolidated Funds	—	195.4	—	195.4
Restricted cash	9.6	—	—	9.6
Corporate treasury investments	117.4	—	—	117.4
Accrued performance fees	3,498.6	—	—	3,498.6
Investments	1,679.9	—	(199.0)	1,480.9
Investments of Consolidated Funds	—	4,235.8	—	4,235.8
Due from affiliates and other receivables, net	273.3	—	(4.5)	268.8
Due from affiliates and other receivables of Consolidated Funds, net	—	64.3	—	64.3
Fixed assets, net	100.1	—	—	100.1
Deposits and other	58.5	—	—	58.5
Intangible assets, net	38.0	—	—	38.0
Deferred tax assets	263.5	—	—	263.5
Total assets	$7,394.6	$4,495.5	$(203.5)	$11,686.6
Liabilities and partners’ capital
Debt obligations	$1,515.6	$—	$—	$1,515.6
Loans payable of Consolidated Funds	—	3,794.8	—	3,794.8
Accounts payable, accrued expenses and other liabilities	308.9	—	—	308.9
Accrued compensation and benefits	2,175.1	—	—	2,175.1
Due to affiliates	264.1	0.2	—	264.3
Deferred revenue	236.0	—	—	236.0
Deferred tax liabilities	77.1	—	—	77.1
Other liabilities of Consolidated Funds	—	507.4	(32.0)	475.4
Accrued giveback obligations	67.6	—	—	67.6
Total liabilities	4,644.4	4,302.4	(32.0)	8,914.8
Series A preferred units	387.6	—	—	387.6
Partners’ capital	660.4	46.6	(46.6)	660.4
Accumulated other comprehensive loss	(68.9)	3.0	(3.5)	(69.4)
Non-controlling interests in consolidated entities	351.2	23.5	—	374.7
Non-controlling interests in Carlyle Holdings	1,419.9	120.0	(121.4)	1,418.5
Total partners’ capital	2,750.2	193.1	(171.5)	2,771.8
Total liabilities and partners’ capital	$7,394.6	$4,495.5	$(203.5)	$11,686.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$670.9	$—	$—	$670.9
Cash and cash equivalents held at Consolidated Funds	—	761.5	—	761.5
Restricted cash	13.1	—	—	13.1
Corporate treasury investments	190.2	—	—	190.2
Accrued performance fees	2,481.1	—	—	2,481.1
Investments	1,272.2	—	(165.2)	1,107.0
Investments of Consolidated Funds	—	3,893.7	—	3,893.7
Due from affiliates and other receivables, net	231.0	—	(3.8)	227.2
Due from affiliates and other receivables of Consolidated Funds, net	—	29.5	—	29.5
Receivables and inventory of a real estate VIE	145.4	—	—	145.4
Fixed assets, net	106.1	—	—	106.1
Deposits and other	39.4	—	—	39.4
Other assets of a real estate VIE	31.5	—	—	31.5
Intangible assets, net	42.0	—	—	42.0
Deferred tax assets	234.4	—	—	234.4
Total assets	$5,457.3	$4,684.7	$(169.0)	$9,973.0
Liabilities and partners’ capital
Loans payable	$1,265.2	$—	$—	$1,265.2
Loans payable of Consolidated Funds	—	3,866.3	—	3,866.3
Loans payable of a real estate VIE at fair value (principal amount of $144.4 million)	79.4	—	—	79.4
Accounts payable, accrued expenses and other liabilities	369.8	—	—	369.8
Accrued compensation and benefits	1,661.8	—	—	1,661.8
Due to affiliates	223.4	0.2	—	223.6
Deferred revenue	54.0	—	—	54.0
Deferred tax liabilities	76.6	—	—	76.6
Other liabilities of Consolidated Funds	—	669.0	(32.0)	637.0
Other liabilities of a real estate VIE	124.5	—	—	124.5
Accrued giveback obligations	160.8	—	—	160.8
Total liabilities	4,015.5	4,535.5	(32.0)	8,519.0
Partners’ capital	403.1	36.7	(36.7)	403.1
Accumulated other comprehensive income (loss)	(94.9)	(1.5)	1.2	(95.2)
Non-controlling interests in consolidated entities	264.3	13.5	—	277.8
Non-controlling interests in Carlyle Holdings	869.3	100.5	(101.5)	868.3
Total partners’ capital	1,441.8	149.2	(137.0)	1,454.0
Total liabilities and partners’ capital	$5,457.3	$4,684.7	$(169.0)	$9,973.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$267.5	$—	$(5.0)	$262.5
Performance fees
Realized	412.3	—	(0.5)	411.8
Unrealized	(126.2)	—	—	(126.2)
Total performance fees	286.1	—	(0.5)	285.6
Investment income
Realized	15.4	—	0.1	15.5
Unrealized	26.1	—	(4.4)	21.7
Investment income	41.5	—	(4.3)	37.2
Interest and other income	18.0	—	(8.1)	9.9
Interest and other income of Consolidated Funds	—	44.7	—	44.7
Total revenues	613.1	44.7	(17.9)	639.9
Expenses
Compensation and benefits
Base compensation	174.1	—	—	174.1
Equity-based compensation	81.0	—	—	81.0
Performance fee related
Realized	189.4	—	—	189.4
Unrealized	(51.8)	—	—	(51.8)
Total compensation and benefits	392.7	—	—	392.7
General, administrative and other expenses	(18.7)	—	—	(18.7)
Interest	16.9	—	—	16.9
Interest and other expenses of Consolidated Funds	—	52.3	(15.1)	37.2
Interest and other expenses of a real estate VIE and loss on deconsolidation	64.5	—	—	64.5
Total expenses	455.4	52.3	(15.1)	492.6
Other income
Net investment gains of Consolidated Funds	—	18.6	—	18.6
Income before provision for income taxes	157.7	11.0	(2.8)	165.9
Benefit for income taxes	(1.3)	—	—	(1.3)
Net income	159.0	11.0	(2.8)	167.2
Net income attributable to non-controlling interests in consolidated entities	19.4	—	8.2	27.6
Net income attributable to Carlyle Holdings	139.6	11.0	(11.0)	139.6
Net income attributable to non-controlling interests in Carlyle Holdings	95.0	—	—	95.0
Net income attributable to The Carlyle Group L.P.	$44.6	$11.0	$(11.0)	$44.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$761.2	$—	$(13.6)	$747.6
Performance fees
Realized	855.2	—	(2.5)	852.7
Unrealized	658.1	—	—	658.1
Total performance fees	1,513.3	—	(2.5)	1,510.8
Investment income
Realized	42.6	—	(0.6)	42.0
Unrealized	105.5	—	(5.0)	100.5
Investment income	148.1	—	(5.6)	142.5
Interest and other income	44.2	—	(18.3)	25.9
Interest and other income of Consolidated Funds	—	132.6	—	132.6
Revenue of a real estate VIE	109.0	—	—	109.0
Total revenues	2,575.8	132.6	(40.0)	2,668.4
Expenses
Compensation and benefits
Base compensation	471.1	—	—	471.1
Equity-based compensation	241.8	—	—	241.8
Performance fee related
Realized	401.9	—	—	401.9
Unrealized	309.9	—	—	309.9
Total compensation and benefits	1,424.7	—	—	1,424.7
General, administrative and other expenses	170.9	—	—	170.9
Interest	48.4	—	—	48.4
Interest and other expenses of Consolidated Funds	—	197.2	(36.3)	160.9
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	—	—	202.5
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,846.6	197.2	(36.3)	2,007.5
Other income
Net investment gains of Consolidated Funds	—	76.4	—	76.4
Income before provision for income taxes	729.2	11.8	(3.7)	737.3
Provision for income taxes	17.7	—	—	17.7
Net income	711.5	11.8	(3.7)	719.6
Net income attributable to non-controlling interests in consolidated entities	39.3	—	8.1	47.4
Net income attributable to Carlyle Holdings	672.2	11.8	(11.8)	672.2
Net income attributable to non-controlling interests in Carlyle Holdings	487.0	—	—	487.0
Net income attributable to The Carlyle Group L.P.	$185.2	$11.8	$(11.8)	$185.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$259.1	$—	$(4.0)	$255.1
Performance fees
Realized	383.4	—	—	383.4
Unrealized	(168.7)	—	—	(168.7)
Total performance fees	214.7	—	—	214.7
Investment income
Realized	40.3	—	0.4	40.7
Unrealized	43.0	—	(13.2)	29.8
Total investment income	83.3	—	(12.8)	70.5
Interest and other income	5.4	—	(0.1)	5.3
Interest and other income of Consolidated Funds	—	43.0	—	43.0
Revenue of a real estate VIE	18.7	—	—	18.7
Total revenues	581.2	43.0	(16.9)	607.3
Expenses
Compensation and benefits
Base compensation	154.3	—	—	154.3
Equity-based compensation	81.4	—	—	81.4
Performance fee related
Realized	189.0	—	—	189.0
Unrealized	(78.1)	—	—	(78.1)
Total compensation and benefits	346.6	—	—	346.6
General, administrative and other expenses	188.9	—	—	188.9
Interest	15.6	—	—	15.6
Interest and other expenses of Consolidated Funds	—	41.2	(8.9)	32.3
Interest and other expenses of a real estate VIE	82.1	—	—	82.1
Other non-operating income	(3.7)	—	—	(3.7)
Total expenses	629.5	41.2	(8.9)	661.8
Other income
Net investment gains of Consolidated Funds	—	4.8	—	4.8
Income (loss) before provision for income taxes	(48.3)	6.6	(8.0)	(49.7)
Provision for income taxes	1.0	—	—	1.0
Net income (loss)	(49.3)	6.6	(8.0)	(50.7)
Net loss attributable to non-controlling interests in consolidated entities	(27.7)	—	(1.4)	(29.1)
Net income (loss) attributable to Carlyle Holdings	(21.6)	6.6	(6.6)	(21.6)
Net loss attributable to non-controlling interests in Carlyle Holdings	(22.4)	—	—	(22.4)
Net income attributable to The Carlyle Group L.P.	$0.8	$6.6	$(6.6)	$0.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$827.5	$—	$(10.4)	$817.1
Performance fees
Realized	905.3	—	(0.2)	905.1
Unrealized	(334.3)	—	—	(334.3)
Total performance fees	571.0	—	(0.2)	570.8
Investment income
Realized	92.7	—	(0.5)	92.2
Unrealized	45.1	—	(11.1)	34.0
Total investment income	137.8	—	(11.6)	126.2
Interest and other income	16.3	—	(1.3)	15.0
Interest and other income of Consolidated Funds	—	107.8	—	107.8
Revenue of a real estate VIE	61.5	—	—	61.5
Total revenues	1,614.1	107.8	(23.5)	1,698.4
Expenses
Compensation and benefits
Base compensation	470.5	—	—	470.5
Equity-based compensation	265.8	—	—	265.8
Performance fee related
Realized	423.0	—	—	423.0
Unrealized	(146.1)	—	—	(146.1)
Total compensation and benefits	1,013.2	—	—	1,013.2
General, administrative and other expenses	362.6	—	—	362.6
Interest	46.3	—	—	46.3
Interest and other expenses of Consolidated Funds	—	105.9	(18.6)	87.3
Interest and other expenses of a real estate VIE	157.9	—	—	157.9
Other non-operating expenses	0.8	—	—	0.8
Total expenses	1,580.8	105.9	(18.6)	1,668.1
Other income
Net investment gains of Consolidated Funds	—	3.1	—	3.1
Income before provision for income taxes	33.3	5.0	(4.9)	33.4
Provision for income taxes	32.7	—	—	32.7
Net income	0.6	5.0	(4.9)	0.7
Net loss attributable to non-controlling interests in consolidated entities	(29.9)	—	0.1	(29.8)
Net income attributable to Carlyle Holdings	30.5	5.0	(5.0)	30.5
Net income attributable to non-controlling interests in Carlyle Holdings	15.2	—	—	15.2
Net income attributable to The Carlyle Group L.P.	$15.3	$5.0	$(5.0)	$15.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
Cash flows from operating activities
Net income	$711.5	$0.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30.9	52.6
Equity-based compensation	241.8	265.8
Non-cash performance fees	(561.5)	108.0
Other non-cash amounts	(8.2)	(19.2)
Investment income	(129.5)	(135.8)
Purchases of investments	(445.0)	(262.7)
Proceeds from the sale of investments	302.7	236.7
Payments of contingent consideration	(22.5)	(82.6)
Deconsolidation of Claren Road (see Note 9)	(23.3)	—
Deconsolidation of Urbplan (see Note 15)	14.0	—
Change in deferred taxes, net	(8.7)	3.7
Change in due from affiliates and other receivables	(78.8)	0.7
Change in receivables and inventory of a real estate VIE	(14.5)	45.1
Change in deposits and other	(7.1)	6.0
Change in other assets of a real estate VIE	1.6	33.1
Change in accounts payable, accrued expenses and other liabilities	1.9	71.8
Change in accrued compensation and benefits	42.2	32.4
Change in due to affiliates	15.0	(22.4)
Change in other liabilities of a real estate VIE	47.9	(1.2)
Change in deferred revenue	178.6	154.9
Net cash provided by operating activities	289.0	487.5
Cash flows from investing activities
Change in restricted cash	3.6	1.8
Purchases of fixed assets, net	(26.0)	(13.3)
Net cash used in investing activities	(22.4)	(11.5)
Cash flows from financing activities
Proceeds from issuance of preferred units	387.6	—
Borrowings under credit facility	250.0	—
Repayments under credit facility	(250.0)	—
Payments on debt obligations	(15.0)	—
Proceeds from debt obligations	202.6	20.6
Net payments on loans payable of a real estate VIE	(14.3)	(27.3)
Payments of contingent consideration	(0.4)	(3.3)
Distributions to common unitholders	(63.0)	(98.5)
Distributions to non-controlling interest holders in Carlyle Holdings	(163.1)	(300.9)
Contributions from non-controlling interest holders	87.7	75.3
Distributions to non-controlling interest holders	(74.0)	(85.5)
Common units repurchased	(0.2)	(53.6)
Change in due to/from affiliates financing activities	38.5	49.5
Net cash provided by (used in) financing activities	386.4	(423.7)
Effect of foreign exchange rate changes	31.8	(0.5)
Increase in cash and cash equivalents	684.8	51.8
Cash and cash equivalents, beginning of period	670.9	991.5
Cash and cash equivalents, end of period	$1,355.7	$1,043.3

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Market Strategies, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2017, our Corporate Private Equity segment had over $56 billion in AUM and over $36 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eleven U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and four carry funds advised by NGP. As of September 30, 2017, our Real Assets segment had approximately $40 billion in AUM and over $30 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 56 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, and middle-market and senior debt. As of September 30, 2017, our Global Market Strategies segment had approximately $32 billion in AUM and over $26 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 190 fund vehicles. As of September 30, 2017, our Investment Solutions segment had approximately $47 billion in AUM and over $30 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of September 30, 2017. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Real Assets			Global Market Strategies
Buyout Carry Funds			Real Estate Carry Funds			Structured Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VI	$13.0 bn	2014	CRP VIII	$4.3 bn	2017	U.S.	$15.7 bn	2006-2017
CP V	$13.7 bn	2007	CRP VII	$4.2 bn	2014	Europe	€8.1 bn	2005-2017
CP IV	$7.9 bn	2005	CRP VI	$2.3 bn	2011	Structured Credit Carry Funds
Global Financial Services Partners			CRP V	$3.0 bn	2006	CSC	$817 mm	2016
CGFSP III	$418 mm	2017	CRP IV	$950 mm	2005	CASCOF	$445 mm	2015
CGFSP II	$1.0 bn	2013	CRP III	$564 mm	2001	Private Credit
CGFSP I	$1.1 bn	2008	Carlyle Europe Real Estate Partners			Business Development Company [1]
Carlyle Europe Partners			CEREP III	€2.2 bn	2007	TCG BDC, Inc.	$2.0 bn	2013
CEP IV	€3.7 bn	2014	CEREP II	€763 mm	2005	Corporate Mezzanine Carry Fund
CEP III	€5.3 bn	2007	Carlyle Asia Real Estate Partners			CMP II	$553 mm	2008
CEP II	€1.8 bn	2003	CCR	$120 mm	2016	Opportunistic Credit Carry Funds
Carlyle Asia Partners			CAREP II	$486 mm	2008	CCOF	$757 mm	2017
CAP IV	$3.9 bn	2014	Core Plus Real Estate (U.S.)			Energy Credit Carry Funds
CBPF	RMB 2.0 bn	2010	CPI	$1.1 bn	2016	CEMOF II	$2.8 bn	2015
CAP III	$2.6 bn	2008	Natural Resources Funds			CEMOF I	$1.4 bn	2011
CAP II	$1.8 bn	2006	Infrastructure Carry Funds			Distressed Credit Carry Funds
Carlyle Japan Partners			CGIOF	$597 mm	2017	CSP IV	$2.5 bn	2016
CJP III	¥119.5 bn	2013	CIP I	$1.1 bn	2006	CSP III	$703 mm	2011
CJP II	¥165.6 bn	2006	Power Carry Funds			CSP II	$1.4 bn	2007
Carlyle Mexico Partners			CPP II	$1.5 bn	2014
Mexico	$134 mm	2005	CPOCP	$478 mm	2013
Carlyle MENA Partners			International Energy Carry Fund			Investment Solutions
MENA I	$471 mm	2008	CIEP	$2.5 bn	2013	AlpInvest
Carlyle South America Buyout Fund			NGP Energy Carry Funds			Fund of Private Equity Funds
CSABF I	$776 mm	2009	NGP XII	$696 mm	2017	64 vehicles	€41.4 bn	2000-2017
Carlyle Sub-Saharan Africa Fund			NGP XI	$5.3 bn	2014	Secondary Investments
CSSAF I	$698 mm	2012	NGP X	$3.6 bn	2012	47 vehicles	€14.6 bn	2002-2017
Carlyle Peru Fund			NGP Agribusiness Carry Fund			Co-Investments
CPF I	$308 mm	2012	NGP GAP	$402 mm	2014	48 vehicles	€14.2 bn	2000-2017
Carlyle Global Partners			NGP Management Fee Funds			Metropolitan Real Estate
CGP	$3.6 bn	2015	Various [2]	$7.2 bn	2004-2008	Real Estate Fund of Funds
Growth Carry Funds			Legacy Energy Carry Funds			31 vehicles	$3.6 bn	2002-2017
Carlyle U.S. Venture/Growth Partners			Carlyle/Riverstone Global Energy
CEOF II	$2.4 bn	2015	Energy IV	$6.0 bn	2008
CEOF I	$1.1 bn	2011	Energy III	$3.8 bn	2005
CUSGF III	$605 mm	2006	Energy II	$1.1 bn	2003
CVP II	$602 mm	2001	Carlyle/Riverstone Renewable Energy
Carlyle Europe Technology Partners			Renew II	$3.4 bn	2008
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$292 mm	2017
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014
Note: All amounts shown represent total capital commitments as of September 30, 2017 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial investment or called capital for investments or fees.

(1)	Amounts represent gross assets as of September 30, 2017.

(2)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

Expectations for global economic growth generally have strengthened since the end of the second quarter, with upward revisions to the International Monetary Fund’s global growth forecasts for both 2017 and 2018. Public and proprietary data suggest manufacturing and related trade flows have been responsible for most of the acceleration in global growth. Our proprietary portfolio economic data also indicates that trade-sensitive industrial orders have been growing at their fastest rates since 2011, which has supported earnings growth across our global portfolio during the first three quarters of 2017.

While real growth rates appear to have accelerated, inflation continues to fall short of central bank targets. In the U.S., the core PCE price index (the Federal Reserve’s preferred measure of inflation) rose by just 1.3% in the twelve months ending in August 2017 and has remained below the Fed’s 2% target since April 2012. The Euro area core inflation rate was even lower at 1.1% for the twelve months ending in September 2017. As market surveys and our portfolio data currently do not point to signs of price pressures in the market, central banks are expected to keep policy interest rates low despite continued declines in unemployment. The U.S. 10-year Treasury yield stood at 2.3% in mid-October, roughly unchanged from the end of the second quarter, while the spread between the 10-year and two-year Treasury yields fell to 0.75%, its lowest level since November 2007. Stronger real growth and low longer-term interest rates led to a further strengthening of risk appetite in the third quarter. The MSCI World Index advanced 6.6% and the S&P 500 added 5.3% both over the period from July 1 through October 24, bringing the year-to-date gains in the S&P 500 to 13.5%. Both realized and implied volatility remained well below historic averages during the third quarter.

Private equity has benefited from these favorable financial market conditions, which have resulted in tight credit spreads on portfolio company loan and bond issuances and a healthy fundraising environment. Credit spreads on B-rated corporate credit declined below 350 basis points in the third quarter for the first time since 2014 due, in part, to a historically low trailing high-yield default rate of 2.3% (measured globally). According to Thomson Reuters, global private equity-backed M&A activity reached $212 billion year-to-date in the third quarter of 2017, a 25% increase relative to the same period in 2016 and the highest total for the first three quarters of a year since 2007. Nearly $100 billion in private equity capital commitments closed in the third quarter, bringing total fundraising for the year to roughly $300 billion and raising total industry “dry powder” above $963 billion.

While the increase in new capital commitments has raised concerns about too much capital chasing a finite number of investment opportunities, we believe that recent fundraising activity across the industry is commensurate with the size of the market opportunity for two primary reasons. First, asset values have been increasing substantially over the past decade. Year-to-date commitments to buyout funds in the U.S. amount to just 0.64% of U.S. stock market capitalization, 60% less than the peak ratio of 1.6% recorded in 2007. Second, there has been a secular shift in corporate finance away from initial public offerings and other public listings toward take private transactions and private financial solutions. Over the past 20 years, the number of public companies in the U.S. has shrunk by half from nearly 8,000 to just 3,500, while the number of private equity-backed companies has grown five-fold, from 1,462 in 2000 to more than 7,580 in 2016. The decline in the number of public companies has been fueled by a drop in the micro, small, and midcap companies that once constituted the “growth stocks” of public portfolios. Relative to their late-1990s peak, initial public offerings were down by 80% in 2016, as entrepreneurs increasingly seemed to prefer to raise capital and access liquidity by selling to a private equity investor rather than going public. In particular, private equity funds (including our funds) tend to invest in fast-growing private companies as these companies provide a particular value creation opportunity, in our case driven by the ability to leverage the resources of our OneCarlyle network.

While higher asset valuations may continue to put downward pressure on rates of return for new investments across all asset classes, we remain confident in our ability to find investment opportunities that meet the investment criteria and strategic focus of our investment funds. During the third quarter, we invested $6.9 billion in new or follow-on transactions, and we have invested nearly $21 billion over the last twelve months. We also generated $8.4 billion in realized proceeds in the third quarter, and $26.5 billion over the last twelve months. Our diverse fund mandates, geographical footprint, and experienced investment teams continue to combine to generate a high level of investment lead generation.

During the third quarter, our overall carry fund portfolio appreciated by 3% and is up 19% for the last twelve months. In the third quarter, our Corporate Private Equity funds appreciated by 4%, our real estate funds appreciated by 3% and our natural resources funds appreciated by 5%. The valuation of our Global Market Strategies carry funds was flat in the third quarter with strength in distressed credit offset by weakness in energy debt funds. Dollar denominated appreciation in Investment Solutions was 2.5%, but as AlpInvest funds are primarily denominated in Euros, they were negatively impacted by the strength of the Euro relative to the U.S. dollar during the quarter. Our private carry fund portfolio appreciated by 3% and our public carry fund portfolio appreciated by 2% during the third quarter, each excluding Investment Solutions.

We are working to raise $100 billion in gross new capital over the four-year period that began in 2016 and will continue through the end of 2019. During the third quarter of 2017, we raised $7.1 billion of new capital and we raised $22.1 billion of gross new capital over the last twelve months. We expect that the pace of fundraising will accelerate for the remainder of 2017 and into 2018 as our largest flagship buyout funds proceed through the fundraising cycle. As we have previously indicated, fundraising activity generates one-time costs that are incurred upon the closing of new commitments. As these new commitments may not generate fees for several quarters, we will incur costs ahead of revenues. These costs are likely to increase in the fourth quarter and into 2018 because our largest buyout funds are actively fundraising for new commitments. When fees on those new commitments are activated, we expect to see an increase in Fee-Earning AUM and a similar increase in management fee revenue. Pending Fee-Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, was $5.5 billion at September 30, 2017, down from $8.6 billion at June 30, 2017, primarily due to the activation of fees on our most recent vintage U.S. real estate fund.

During the third quarter, we continued to invest our resources in further expanding and supporting our global credit business. We continued to identify and retain leaders in the industry to enhance our global credit team, which continues to aggressively focus on opportunities in the global credit space. As we continue to hire new employees, expand our global credit operations and compensate existing employees for an active and successful year and to incentivize future performance, we anticipate that expenses across the firm will be elevated as compared to prior periods.

In October 2017 we announced that effective January 1, 2018, Kewsong Lee and Glenn Youngkin will succeed Bill Conway and David Rubenstein as Co-Chief Executive Officers of the firm. Carlyle’s three founders (Bill Conway, Daniel D’Aniello and David Rubenstein) will remain actively involved in our business with Messrs. Conway and Rubenstein serving as Co-Executive Chairmen of the Board of Directors of the general partner of the Partnership, Mr. Conway also serving as Co-Chief Investment Officer, Mr. D’Aniello serving as Chairman Emeritus and all three of our founders continuing to serve as members of the firm’s executive group. Peter Clare has been named Co-Chief Investment Officer alongside Bill Conway and remains co-head of Carlyle’s U.S. Buyout team. Messrs. Clare, Lee and Youngkin also will be joining the Board of Directors of the general partner of the Partnership. We do not anticipate that these leadership transitions will result in changes to our investment process or investment teams.

Recent Transactions
Distributions

In October 2017, the Board of Directors of our general partner declared a quarterly distribution of $0.56 per common unit to common unitholders of record at the close of business on November 10, 2017, payable on November 16, 2017.

On September 13, 2017, Carlyle issued 16 million of its 5.875% Series A Preferred Units (the “Preferred Units”) at a price of $25.00 per unit for total gross proceeds of $400 million, or $387.6 million, net of issuance costs and expenses. Distributions on the Preferred Units, when and if declared, will be payable quarterly on the 15th day of March, June, September and December of each year,beginning December 15, 2017.   Distributions on the Preferred Units are discretionary and non-cumulative. The Board of Directors of our general partner has declared a quarterly distribution of $0.375347 per Preferred Unit to holders of record at the close of business on December 1, 2017, payable on December 15, 2017. The first distribution on the Preferred Units is calculated based on the date of original issuance. See Note 14 of our unaudited condensed consolidated financial statements for more information.

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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of September 30, 2017, were approximately 15% of total management fees recognized during the three months ended September 30, 2017 and 16% of total management fees recognized during the nine months ended September 30, 2017. Management fees attributable to CP VI were approximately 15% of total management fees recognized during both the three and nine months ended September 30, 2016, respectively. No other fund generated over 10% of total management fees in the periods presented.

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
Performance fees in excess of 10% of the total for the three months ended September 30, 2017 were generated from the following funds:

•	$74.2 million from CP VI (with total AUM of approximately $14.6 billion),

•	$36.7 million from Carlyle International Energy Partners, L.P. (“CIEP”) (with total AUM of approximately $2.7 billion),

•	$33.7 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $5.6 billion), and

•	$(34.2) million from Carlyle Equity Opportunity Fund, L.P. (“CEOF”) (with total AUM of approximately $1.1 billion).

Performance fees in excess of 10% of the total for the nine months ended September 30, 2017 were generated from the following funds:

•	$471.5 million from CP VI,

•	$286.7 million from CP V, and

•	$221.7 million from Carlyle Asia Partners IV, L.P. (“CAP IV”).
Performance fees in excess of 10% of the total for the three months ended September 30, 2016 were generated primarily from the following funds:
•$183.4 million from CP VI,
•$(53.1) million from Carlyle Realty Partners V, L.P. (“CRP V”), and
•$(22.4) million from Carlyle Asia Partners III, L.P. (“CAP III”).
Performance fees in excess of 10% of the total for the nine months ended September 30, 2016 were generated primarily from the following funds:
•$184.8 million from CP VI,
•$79.2 million from CP V, and
•$74.2 million from CRP VII.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2017 and 2016, the reversals of performance fees were $60.7 million and $121.8 million, respectively. For the nine months ended September 30, 2017 and 2016, the reversals of performance fees were $90.0 million and $95.0 million, respectively.
As of September 30, 2017, accrued performance fees and accrued giveback obligations were approximately $3.5 billion and $67.6 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2017 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of September 30, 2017, approximately $38.3 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $29.3 million. The Partnership uses “net accrued performance fees” to refer to the accrued performance fees net of accrued giveback obligations, accrued performance fee compensation, performance fee-related tax obligations, and accrued performance fees attributable to non-controlling interests and excludes any net accrued performance fees that have been realized but will be collected in subsequent periods. Net accrued performance fees as of September 30, 2017 are $1.5 billion.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2017, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $0.8 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $217.8 million in aggregate giveback obligations. Approximately $37.3 million of the $217.8 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2017 (amounts in millions):

	As of September 30, 2017
	Corporate Private Equity	Real Assets	Global Market Strategies	Investment Solutions	Total
Consolidated Results
Level I	$2,515	$2,447	$209	$750	$5,921
Level II	162	757	70	294	1,283
Level III	36,711	21,530	24,484	29,940	112,665
Total Fair Value	39,388	24,734	24,763	30,984	119,869
Other Net Asset Value	3,135	(835)	(320)	(633)	1,347
Total AUM, Excluding Available Capital Commitments	42,523	23,899	24,443	30,351	121,216
Available Capital Commitments	13,220	15,869	7,432	16,691	53,212
Total AUM	$55,743	$39,768	$31,875	$47,042	$174,428

Investment Income, Interest, and Other Income. Investment income, interest, and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Realized investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized investment loss is also recorded when an investment is deemed to be worthless. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.

Revenue of a Real Estate VIE. Revenue of a real estate VIE consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan's investments. Under the completed contract method of revenue recognition, revenue is not recognized until the period in which the land development services contract is completed, which can cause volatility from period to period based on which contracts are completed. Urbplan was deconsolidated from the Partnership's financial results during the three months ended September 30, 2017 as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan (see Note 15 to the unaudited condensed consolidated financial statements).

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

Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation reflects the loss recognized in the three months ended September 30, 2017 as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan, which resulted in the deconsolidation of Urbplan from the Partnership's financial results (see Note 15 to the unaudited condensed consolidated financial statements). This line item also includes expenses incurred by Urbplan prior to deconsolidation, which consisted primarily of interest expense, general and administrative expenses, impairment charges, compensation and benefits, and costs associated with land development services. Also included in this caption was the change in our estimate of the fair value of Urbplan's loans payable.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. Wth a few exceptions, as of September 30, 2017, our U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. Currently, the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014 and 2015 years. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.

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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2017	2016
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$60,065	$51,256
Fee-earning AUM based on invested capital (2)	21,252	27,922
Fee-earning AUM based on collateral balances, at par (3)	17,647	17,677
Fee-earning AUM based on net asset value (4)	1,518	5,103
Fee-earning AUM based on lower of cost or fair value and other (5)	21,299	21,794
Balance, End of Period (6)	$121,781	$123,752

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, fund of hedge funds vehicles, and certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of September 30, 2017, the Legacy Energy Funds had, in the aggregate, approximately $5.2 billion in AUM and $3.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$116,134	$125,319	$114,994	$130,994
Inflows, including Fee-paying Commitments (1)	7,708	3,438	12,747	8,043
Outflows, including Distributions (2)	(3,590)	(3,662)	(9,751)	(11,350)
Subscriptions, net of Redemptions (3)	—	(955)	—	(3,850)
Changes in CLO collateral balances (4)	332	(267)	(17)	(400)
Market Appreciation/(Depreciation) (5)	(65)	(710)	(220)	(1,439)
Foreign Exchange and other (6)	1,262	589	4,028	1,754
Balance, End of Period	$121,781	$123,752	$121,781	$123,752

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and the NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include funds raised of $5.5 billion, which are not yet earning fees.

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

(5)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value and also includes for periods prior to their disposition, the changes in the net asset value of our former hedge funds and fund of hedge funds vehicles.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$54,096	$115,729	$169,825	$50,140	$107,467	$157,607
Commitments (1)	4,880	—	4,880	13,929	—	13,929
Capital Called, net (2)	(6,813)	6,765	(48)	(13,534)	13,255	(279)
Distributions (3)	691	(5,797)	(5,106)	1,647	(16,316)	(14,669)
Subscriptions, net of Redemptions (4)	—	—	—	—	(7)	(7)
Changes in CLO collateral balances (5)	—	377	377	—	131	131
Market Appreciation/(Depreciation) (6)	—	2,479	2,479	—	11,899	11,899
Foreign Exchange and other (7)	358	1,663	2,021	1,030	4,787	5,817
Balance, End of Period	$53,212	$121,216	$174,428	$53,212	$121,216	$174,428

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments. Appreciation for the third quarter of 2017 was driven by 2% appreciation ($0.2 billion) in the public portfolio and 3% appreciation ($1.5 billion) in the private portfolio of our Corporate Private Equity, Real Assets, and Global Market

Strategies carry funds, in addition to $0.9 billion of appreciation in our Investment Solutions carry funds. This also includes for periods prior to their disposition, changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles.

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
As of September 30, 2017, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees for both the three and nine months ended September 30, 2017; and less than 1% of our performance fees for both the three and nine months ended September 30, 2017.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2017, our consolidated CLOs held approximately $4.5 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$262.5	$255.1	$747.6	$817.1
Performance fees
Realized	411.8	383.4	852.7	905.1
Unrealized	(126.2)	(168.7)	658.1	(334.3)
Total performance fees	285.6	214.7	1,510.8	570.8
Investment income
Realized	15.5	40.7	42.0	92.2
Unrealized	21.7	29.8	100.5	34.0
Total investment income	37.2	70.5	142.5	126.2
Interest and other income	9.9	5.3	25.9	15.0
Interest and other income of Consolidated Funds	44.7	43.0	132.6	107.8
Revenue of a real estate VIE	—	18.7	109.0	61.5
Total revenues	639.9	607.3	2,668.4	1,698.4
Expenses
Compensation and benefits
Base compensation	174.1	154.3	471.1	470.5
Equity-based compensation	81.0	81.4	241.8	265.8
Performance fee related
Realized	189.4	189.0	401.9	423.0
Unrealized	(51.8)	(78.1)	309.9	(146.1)
Total compensation and benefits	392.7	346.6	1,424.7	1,013.2
General, administrative and other expenses	(18.7)	188.9	170.9	362.6
Interest	16.9	15.6	48.4	46.3
Interest and other expenses of Consolidated Funds	37.2	32.3	160.9	87.3
Interest and other expenses of a real estate VIE and loss on deconsolidation	64.5	82.1	202.5	157.9
Other non-operating expenses (income)	—	(3.7)	0.1	0.8
Total expenses	492.6	661.8	2,007.5	1,668.1
Other income
Net investment gains of Consolidated Funds	18.6	4.8	76.4	3.1
Income before provision for income taxes	165.9	(49.7)	737.3	33.4
Provision (benefit) for income taxes	(1.3)	1.0	17.7	32.7
Net income (loss)	167.2	(50.7)	719.6	0.7
Net income (loss) attributable to non-controlling interests in consolidated entities	27.6	(29.1)	47.4	(29.8)
Net income (loss) attributable to Carlyle Holdings	139.6	(21.6)	672.2	30.5
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	95.0	(22.4)	487.0	15.2
Net income (loss) attributable to The Carlyle Group L.P.	$44.6	$0.8	$185.2	$15.3

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$0.47	$0.01	$2.06	$0.19
Diluted	$0.43	$(0.02)	$1.90	$0.08
Weighted-average common units
Basic	95,198,102	83,602,503	89,815,112	82,062,633
Diluted	334,392,424	312,534,968	97,538,190	306,981,103

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues
Total revenues increased $32.6 million, or 5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $970.0 million, or 57% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Total Revenue, September 30, 2016	$607.3	$1,698.4
Increase (decrease) in fund management fees	7.4	(69.5)
Increase in performance fees	70.9	940.0
(Decrease) increase in investment income	(33.3)	16.3
Increase in interest and other income of Consolidated Funds	1.7	24.8
(Decrease) increase in revenue from a real estate VIE	(18.7)	47.5
All other changes	4.6	10.9
Total increase	32.6	970.0
Total Revenue, September 30, 2017	$639.9	$2,668.4
Fund Management Fees. Fund management fees increased $7.4 million, or 3%, to $262.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $69.5 million, or 9%, to $747.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$31.0	59.6
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(11.5)	(48.8)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(0.1)	(6.5)
Lower management fees from lower assets under management in our former hedge funds	(16.8)	(60.2)
Higher (lower) transaction and portfolio advisory fees	5.0	(9.1)
All other changes	(0.2)	(4.5)
Total increase (decrease) in fund management fees	$7.4	$(69.5)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $10.2 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively, and $28.0 million and $37.1 million for the nine months ended September 30, 2017 and 2016, respectively. The $9.1 million decrease in transaction and portfolio advisory fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 resulted primarily from a significant transaction related to one of our U.S. buyout funds in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017.

Performance Fees. Performance fees increased $70.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $940.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Performance fees by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2017 and 2016 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Corporate Private Equity	$159.6	$186.5	$1,147.4	$283.0
Real Assets	74.5	(19.1)	214.0	198.6
Global Market Strategies	17.2	17.8	50.8	26.8
Investment Solutions	34.3	29.5	98.6	62.4
Total performance fees	$285.6	$214.7	$1,510.8	$570.8

Total carry fund appreciation	3%	3%	14%	7%
Approximately $110.4 million of our performance fees for the three months ended September 30, 2017 were related to CP VI, CP V, CIEP, and CEOF while approximately $107.9 million of our performance fees for the three months ended September 30, 2016 were related to CP VI, CRP V, and CAP III. Approximately $979.9 million of our performance fees for the nine months ended September 30, 2017 were related to CP VI, CP V, and CAP IV, while approximately $338.2 million of our performance fees for the nine months ended September 30, 2016 were related to CP VI, CP V, and CRP VII.
Expectations for global economic growth generally have strengthened since the end of the second quarter, with upward revisions to the International Monetary Fund’s global growth forecasts for both 2017 and 2018. Public and proprietary data suggest manufacturing and related trade flows have been responsible for most of the acceleration in global growth. Our proprietary portfolio economic data also indicates that trade-sensitive industrial orders have been growing at their fastest rates since 2011, which has supported earnings growth across our global portfolio during the first three quarters of 2017. Private equity has benefited from these favorable financial market conditions, which have resulted in tight credit spreads on portfolio company loan and bond issuances and a healthy fundraising environment. Further, while higher asset valuations may continue to put downward pressure on rates of return for new investments across all asset classes, we remain confident in our ability to find investment opportunities that meet the investment criteria and strategic focus of our investment funds. The positive economic climate and the strong underlying performance of many of the portfolio companies in our funds facilitated the appreciation of our carry funds during the third quarter. The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. During the third quarter, our overall carry fund portfolio appreciated by 3% and is up 19% for the last twelve months. Our Corporate Private Equity funds increased 4% and our real estate funds up 3% and natural resources up 5% in the third quarter. The valuation of our Global Market Strategies carry funds was flat in the third quarter with strength in distressed credit offset by weakness in energy debt funds. Dollar denominated appreciation in Investment Solutions was 2.5%, but as AlpInvest funds are primarily denominated in Euros, they were negatively impacted by the strength of the Euro relative to the U.S. dollar during the quarter. Our private carry fund portfolio appreciated by 4% and our public carry fund portfolio appreciated by 1% during the third quarter, each excluding Investment Solutions.

Investment Income. Investment income decreased $33.3 million to $37.2 million for the three months ended September 30, 2017 as compared to investment income of $70.5 million for the three months ended September 30, 2016 and increased $16.3 million to $142.5 million for the nine months ended September 30, 2017 as compared to investment income of $126.2 million for the nine months ended September 30, 2016, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
(Decrease) increase in investment income from NGP, which includes performance fees from the investments in NGP	$(29.4)	$29.6
Investment loss related to Q1 2017 amended NGP agreements (See Note 5 to the unaudited condensed consolidated financial statements)	—	(20.8)
(Decrease) increase in investment income from our buyout and growth funds	(6.0)	0.9
Decrease in losses on foreign currency hedges	3.0	12.5
Increase (decrease) in investment income from our real assets funds, excluding NGP	0.3	(7.0)
Decrease in investment loss from our distressed debt funds, former hedge funds, and energy mezzanine funds	0.4	3.7
Decrease in investment income from CLOs	(4.1)	(9.2)
All other changes	2.5	6.6
Total (decrease) increase in investment income	$(33.3)	$16.3

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

Interest and other income of Consolidated Funds increased $1.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $24.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Substantially all of the increase in interest and other income of Consolidated Funds for both periods relates to increased interest income from CLOs.
Revenue of a Real Estate VIE. Revenue of a real estate VIE was $18.7 million for the three months ended September 30, 2016. There was no revenue recognized for the three months ended September 30, 2017 due to the deconsolidation of the VIE (see Note 15 to our unaudited condensed consolidated financial statements).
Revenue of a real estate VIE was $109.0 million for the nine months ended September 30, 2017 as compared to $61.5 million for the nine months ended September 30, 2016. The increase in revenue of a real estate VIE for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to an increase in the number of completed land development projects in the first half of 2017 prior to deconsolidation as compared to 2016, partially offset by a decrease in investment income.

Expenses
Total expenses decreased $169.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $339.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Total Expenses, September 30, 2016	$661.8	$1,668.1
Increases (Decreases):
Increase in total compensation and benefits	46.1	411.5
Decrease in general, administrative and other expenses	(207.6)	(191.7)
Increase in interest and other expenses of Consolidated Funds	4.9	73.6
(Decrease) increase in interest and other expenses of a real estate VIE and loss on deconsolidation	(17.6)	44.6
All other changes	5.0	1.4
Total (decrease) increase	(169.2)	339.4
Total Expenses, September 30, 2017	$492.6	$2,007.5

Total Compensation and Benefits. Total compensation and benefits increased $46.1 million, or 13%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $411.5 million, or 41%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Increase in base compensation	$19.8	$0.6
Decrease in equity-based compensation	(0.4)	(24.0)
Increase in performance fee related compensation	26.7	434.9
Total increase in total compensation and benefits	$46.1	$411.5
Base compensation and benefits. Base compensation and benefits increased $19.8 million, or 13%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $0.6 million, or 0%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Decrease in hedge fund headcount and bonuses	$(3.4)	$(21.6)
Increase (decrease) in all other headcount and bonuses	16.7	(9.3)
Increase in compensation costs associated with fundraising activities	5.6	17.7
Absence in 2017 of prior year net write-down of acquisition- related compensatory arrangements	0.9	13.8
Total increase in base compensation and benefits	$19.8	$0.6

Equity-based Compensation. Equity-based compensation decreased $24.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in equity-based compensation was due primarily to the forfeiture of equity-based awards due to employee terminations occurring since the third quarter of 2016 and the accounting policy change on January 1, 2017 to account for forfeitures as they occur instead of estimating an expense at the grant date. These decreases were partially offset by the settlement of the DGAM earnout arrangement due to the commencement of the wind down of DGAM during 2016 in which a reduction of expense was incurred in 2016 and by ongoing grants of deferred restricted common units to new and existing employees during 2016 and 2017.

Performance fee related compensation expense. Performance fee related compensation expense increased $26.7 million for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 and increased $434.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Performance fee related compensation as a percentage of performance fees was 48% and 47% for the three and nine months ended September 30, 2017, respectively, and 52% and 49% for the three and nine months ended September 30, 2016, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense as a percentage of performance fees is generally around 45%. Performance fees from our Investment Solutions segment pay a higher ratio of performance fees as compensation. Conversely, performance fees from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $207.6 million for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 and decreased $191.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Lower intangible asset amortization	$(8.5)	(22.8)
(Lower) higher expenses for litigation and contingencies *	(125.0)	23.8
Net insurance proceeds recognized for certain legal matters	(74.0)	(212.6)
Lower professional fees and office expenses	(7.5)	(10.8)
Lower external fundraising costs	(1.2)	(0.6)
Foreign exchange and other changes	8.6	31.3
Total decrease in general, administrative and other expenses	$(207.6)	$(191.7)
* For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, this reflects the $100 million Q3 2016 commodities charge as compared to the $25 million reversal of the CCC litigation reserve in Q3 2017.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $4.9 million for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 and increased $73.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase for both periods is primarily due to higher interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation decreased $17.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $44.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the three months ended September 30, 2017, the Partnership recognized a loss of approximately $65 million as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction, Urbplan has been deconsolidated from the Partnership's financial results (see Note 15 to our unaudited condensed consolidated financial statements). Excluding the effect of this transaction, Urbplan's income before provision for income taxes (including interest and other expenses of a real estate VIE and loss on deconsolidation) was not material for the three months ended September 30, 2017.
The increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to:

Nine Months Ended September 30,
2017 v. 2016
(Dollars in Millions)
Higher expenses associated with land development services	$45.5
Lower income related to fair market value adjustment for Urbplan loans	(4.0)
Lower interest expense	(17.7)
Lower compensation and benefits	(2.7)
Lower general, administrative and other expenses	(41.0)
Loss on deconsolidation	$64.5
Total increase in interest and other expenses of a real estate VIE and loss on deconsolidation	$44.6
Other Non-operating Expenses. For the three and nine months ended September 30, 2017 and 2016, this caption primarily represents the change in fair value of contingent consideration associated with the Partnership's acquisitions.
The increase in other non-operating expenses for both the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was the result of the separation from ESG and Claren Road and the associated termination of their respective earnout arrangements and the change in fair value of contingent consideration associated with the Partnership's other acquisitions.

Net Investment Gains of Consolidated Funds
For the three months ended September 30, 2017, net investment gains of Consolidated Funds were $18.6 million as compared to net investment gains of $4.8 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net investment gains of Consolidated Funds were $76.4 million as compared to net investment gains of $3.1 million for the nine months ended September 30, 2016. For both the three and nine months ended September 30, 2017 and 2016, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Realized losses	$(3.3)	$—	$(9.1)	$(9.6)
Net change in unrealized gains	0.8	18.6	36.2	54.6
Total gains (losses)	(2.5)	18.6	27.1	45.0
Gains (losses) from liabilities of CLOs	21.1	(15.9)	49.3	(43.8)
Gains on other assets of CLOs	—	2.1	—	1.9
Total investment gains of Consolidated Funds	$18.6	$4.8	$76.4	$3.1
For the three and nine months ended September 30, 2017 and 2016, the unrealized investment gains/losses primarily included the appreciation/depreciation of consolidated funds.

The net investment gains (losses) for the three and nine months ended September 30, 2017 and 2016 were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Gains (losses) attributable to other consolidated funds	$13.9	$(2.1)	$13.9	$0.6
Net appreciation of CLOs	4.7	6.9	62.5	2.5
Total net investment gains	$18.6	$4.8	$76.4	$3.1
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $27.6 million for the three months ended September 30, 2017 as compared to net loss attributable to non-controlling interests in consolidated entities of $29.1 million for the three months ended September 30, 2016. Net income attributable to non-controlling interests in consolidated entities was $47.4 million for the nine months ended September 30, 2017 as compared to net loss attributable to non-controlling interests in consolidated entities of $29.8 million for the nine months ended September 30, 2016. These amounts are primarily attributable to the net earnings or losses of non-Carlyle interests in majority-owned subsidiaries and non-controlling interest in carried interest and giveback obligations for each period. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
The net income (loss) of our Consolidated Funds for the three and nine months ended September 30, 2017 and 2016 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Millions)
Net income (loss) from the consolidated CLOs	$(2.8)	$8.8	$(1.9)	$5.7
Net income (loss) from other consolidated funds	13.8	(2.2)	13.7	(0.7)
Total net income of our Consolidated Funds	$11.0	$6.6	$11.8	$5.0
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $44.6 million for the three months ended September 30, 2017 as compared to net income attributable to the Partnership of $0.8 million for the three months ended September 30, 2016. The net income attributable to the Partnership was $185.2 million for the nine months ended September 30, 2017 as compared to net income attributable to the Partnership of $15.3 million for the nine months ended September 30, 2016. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 29% and 26% as of September 30, 2017 and 2016, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $5.4 million and $8.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $10.0 million for the nine months ended September 30, 2017 and 2016, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2017 and 2016. The tables below show our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Net Income, Fee Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total Segment Revenues	$547.5	$539.5	$2,407.7	$1,523.1
Total Segment Expenses	344.8	486.0	1,504.8	1,222.8
Economic Net Income	$202.7	$53.5	$902.9	$300.3
(-) Net Performance Fees	147.0	142.3	840.5	333.0
(-) Investment Income (Loss)	(35.3)	13.3	6.5	35.8
(+) Equity-based Compensation	30.4	32.9	97.2	95.2
(+) Reserve for Litigation and Contingencies	(25.0)	100.0	(25.0)	100.0
(=) Fee Related Earnings	$96.4	$30.8	$128.1	$126.7
(+) Realized Net Performance Fees	216.9	186.3	434.3	489.7
(+) Realized Investment Income (Loss)	(53.4)	11.1	(48.2)	27.9
(=) Distributable Earnings	$259.9	$228.2	$514.2	$644.3

The following table sets forth our total segment revenues for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$278.4	$260.4	$791.2	$820.0
Portfolio advisory fees, net	4.1	3.8	13.0	12.8
Transaction fees, net	6.1	1.4	15.0	24.3
Total fund level fee revenues	288.6	265.6	819.2	857.1
Performance fees
Realized	411.0	380.9	846.7	919.2
Unrealized	(125.6)	(125.9)	712.7	(305.9)
Total performance fees	285.4	255.0	1,559.4	613.3
Investment income (loss)
Realized	(53.4)	11.1	(48.2)	27.9
Unrealized	18.1	2.2	54.7	7.9
Total investment income (loss)	(35.3)	13.3	6.5	35.8
Interest income	5.4	2.5	11.2	8.0
Other income	3.4	3.1	11.4	8.9
Total Segment Revenues	$547.5	$539.5	$2,407.7	$1,523.1

The following table sets forth our total segment expenses for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Direct base compensation	$132.5	$107.1	$344.2	$337.4
Indirect base compensation	44.8	36.9	133.4	115.1
Equity-based compensation	30.4	32.9	97.2	95.2
Performance fee related
Realized	194.1	194.6	412.4	429.5
Unrealized	(55.7)	(81.9)	306.5	(149.2)
Total compensation and benefits	346.1	289.6	1,293.7	828.0
General, administrative, and other indirect expenses	(26.5)	173.6	139.5	326.7
Depreciation and amortization expense	8.2	7.2	23.2	21.8
Interest expense	17.0	15.6	48.4	46.3
Total Segment Expenses	$344.8	$486.0	$1,504.8	$1,222.8

Income (loss) before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income (loss) before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Income (loss) before provision for income taxes	$165.9	$(49.7)	$737.3	$33.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	58.3	50.6	183.8	175.3
Acquisition related charges, including amortization of intangibles and impairment	7.2	27.7	25.2	67.0
Other non-operating expense (income)	—	(3.7)	0.1	0.8
Tax provision associated with performance fees	(1.7)	(2.0)	(7.0)	(16.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(27.6)	29.1	(47.4)	29.8
Severance and other adjustments	0.6	1.5	10.9	10.1
Economic Net Income	$202.7	$53.5	$902.9	$300.3
(-) Net performance fees(1)	147.0	142.3	840.5	333.0
(-) Investment income (loss)(1)	(35.3)	13.3	6.5	35.8
(+) Equity-based compensation	30.4	32.9	97.2	95.2
(+) Reserve for Litigation and Contingencies	(25.0)	100.0	(25.0)	100.0
(=) Fee Related Earnings	$96.4	$30.8	$128.1	$126.7
(+) Realized performance fees, net of related compensation(1)	216.9	186.3	434.3	489.7
(+) Realized investment income (loss)(1)	(53.4)	11.1	(48.2)	27.9
(=) Distributable Earnings	$259.9	$228.2	$514.2	$644.3

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$411.8	$(0.8)	$411.0
Unrealized	(126.2)	0.6	(125.6)
Total performance fees	285.6	(0.2)	285.4
Performance fee related compensation expense
Realized	189.4	4.7	194.1
Unrealized	(51.8)	(3.9)	(55.7)
Total performance fee related compensation expense	137.6	0.8	138.4
Net performance fees
Realized	222.4	(5.5)	216.9
Unrealized	(74.4)	4.5	(69.9)
Total net performance fees	$148.0	$(1.0)	$147.0
Investment income (loss)
Realized	$15.5	$(68.9)	$(53.4)
Unrealized	21.7	(3.6)	18.1
Investment income (loss)	$37.2	$(72.5)	$(35.3)

	Nine Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$852.7	$(6.0)	$846.7
Unrealized	658.1	54.6	712.7
Total performance fees	1,510.8	48.6	1,559.4
Performance fee related compensation expense
Realized	401.9	10.5	412.4
Unrealized	309.9	(3.4)	306.5
Total performance fee related compensation expense	711.8	7.1	718.9
Net performance fees
Realized	450.8	(16.5)	434.3
Unrealized	348.2	58.0	406.2
Total net performance fees	$799.0	$41.5	$840.5
Investment income (loss)
Realized	$42.0	$(90.2)	$(48.2)
Unrealized	100.5	(45.8)	54.7
Investment income (loss)	$142.5	$(136.0)	$6.5

	Three Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$383.4	$(2.5)	$380.9
Unrealized	(168.7)	42.8	(125.9)
Total performance fees	214.7	40.3	255.0
Performance fee related compensation expense
Realized	189.0	5.6	194.6
Unrealized	(78.1)	(3.8)	(81.9)
Total performance fee related compensation expense	110.9	1.8	112.7
Net performance fees
Realized	194.4	(8.1)	186.3
Unrealized	(90.6)	46.6	(44.0)
Total net performance fees	$103.8	$38.5	$142.3
Investment income (loss)
Realized	$40.7	$(29.6)	$11.1
Unrealized	29.8	(27.6)	2.2
Total investment income (loss)	$70.5	$(57.2)	$13.3

	Nine Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$905.1	$14.1	$919.2
Unrealized	(334.3)	28.4	(305.9)
Total performance fees	570.8	42.5	613.3
Performance fee related compensation expense
Realized	423.0	6.5	429.5
Unrealized	(146.1)	(3.1)	(149.2)
Total performance fee related compensation expense	276.9	3.4	280.3
Net performance fees
Realized	482.1	7.6	489.7
Unrealized	(188.2)	31.5	(156.7)
Total net performance fees	$293.9	$39.1	$333.0
Investment income (loss)
Realized	$92.2	$(64.3)	$27.9
Unrealized	34.0	(26.1)	7.9
Total investment income (loss)	$126.2	$(90.4)	$35.8

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

Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses, until Urbplan was deconsolidated during the three months ended September 30, 2017, as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s economic interests in Claren Road (through January 2017), ESG (through June 2016) and Vermillion.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$92.1	$63.0	$647.3	$153.4
Real Assets	7.8	3.8	117.9	144.0
Global Market Strategies	88.3	(10.8)	104.3	(4.3)
Investment Solutions	14.5	(2.5)	33.4	7.2
Economic Net Income	$202.7	$53.5	$902.9	$300.3
Distributable Earnings
Corporate Private Equity	$207.1	$208.6	$415.3	$548.2
Real Assets	(40.9)	10.3	(25.5)	68.8
Global Market Strategies	87.5	3.7	104.2	11.2
Investment Solutions	6.2	5.6	20.2	16.1
Distributable Earnings	$259.9	$228.2	$514.2	$644.3

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$118.3	$122.9	$351.7	$376.9
Portfolio advisory fees, net	3.6	2.9	11.9	11.2
Transaction fees, net	5.3	1.4	14.2	24.3
Total fund level fee revenues	127.2	127.2	377.8	412.4
Performance fees
Realized	345.4	311.1	668.8	775.2
Unrealized	(193.2)	(124.2)	465.0	(496.2)
Total performance fees	152.2	186.9	1,133.8	279.0
Investment income (loss)
Realized	6.5	24.1	15.6	46.6
Unrealized	4.1	(9.6)	22.9	(12.7)
Total investment income	10.6	14.5	38.5	33.9
Interest income	1.8	0.9	3.7	2.7
Other income	1.6	1.3	4.2	4.0
Total revenues	293.4	330.8	1,558.0	732.0
Segment Expenses
Compensation and benefits
Direct base compensation	65.3	52.7	175.4	165.8
Indirect base compensation	18.3	17.8	55.0	55.6
Equity-based compensation	14.5	19.8	47.3	56.0
Performance fee related
Realized	147.7	143.5	295.4	345.4
Unrealized	(76.1)	(57.8)	221.1	(219.9)
Total compensation and benefits	169.7	176.0	794.2	402.9
General, administrative, and other indirect expenses	20.5	81.4	83.9	144.3
Depreciation and amortization expense	4.1	3.4	11.5	10.2
Interest expense	7.0	7.0	21.1	21.2
Total expenses	201.3	267.8	910.7	578.6
Economic Net Income	$92.1	$63.0	$647.3	$153.4
(-) Net Performance Fees	80.6	101.2	617.3	153.5
(-) Investment Income	10.6	14.5	38.5	33.9
(+) Equity-based Compensation	14.5	19.8	47.3	56.0
(+) Reserve for Litigation and Contingencies	(12.5)	49.8	(12.5)	49.8
(=) Fee Related Earnings	$2.9	$16.9	$26.3	$71.8
(+) Realized Net Performance Fees	197.7	167.6	373.4	429.8
(+) Realized Investment Income	6.5	24.1	15.6	46.6
(=) Distributable Earnings	$207.1	$208.6	$415.3	$548.2

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Distributable Earnings

Distributable Earnings decreased $1.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $132.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2016	$208.6	$548.2
Increases (decreases):
Increase (decrease) in realized net performance fees	30.1	(56.4)
Decrease in realized investment income	(17.6)	(31.0)
Decrease in fee related earnings	(14.0)	(45.5)
Total decrease	(1.5)	(132.9)
Distributable earnings, September 30, 2017	$207.1	$415.3

Realized Net Performance Fees. Realized net performance fees increased $30.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $56.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in realized net performance fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to larger realizations from our U.S. buyout funds in carry in 2017 as compared to 2016, partially offset by lower realizations from our Europe buyout funds in 2017 as compared to 2016. The decrease in realized net performance fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to lower realizations from our Europe buyout funds in carry in 2017 as compared to 2016, partially offset by larger realizations from our U.S. and Asia buyout funds in 2017 as compared to 2016. Realized net performance fees were primarily generated by the following funds for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
CP V	CP V	CP V	CP V
CEP III	CEP III	CEP III	CEP III
CETP II	CGFSP I	CAP III	CP IV
	CP IV	CGFSP I	CGFSP I
	CJP	CETP II	CAGP II
CAP III
CJP

Realized Investment Income. Realized investment income decreased $17.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $31.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in realized investment income for both the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to lower realized gains in our investments in U.S. and Europe buyout funds, partially offset by realized gains on U.S. growth funds and the financial services funds.

Fee Related Earnings

Fee related earnings decreased $14.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $45.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2016	$16.9	$71.8
Increases (decreases):
Decrease in fee revenues	—	(34.6)
Increase in direct and indirect base compensation	(13.1)	(9.0)
Increase in general, administrative and other indirect expenses	(1.4)	(1.9)
All other changes	0.5	—
Total decrease	(14.0)	(45.5)
Fee related earnings, September 30, 2017	$2.9	$26.3

Fee Revenues. Total fee revenues were flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $34.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Lower fund management fees	$(4.6)	$(25.2)
Higher (lower) transaction fees	3.9	(10.1)
Higher portfolio advisory fees	0.7	0.7
Total decrease in fee revenues	$—	$(34.6)

The decrease in fund management fees for both the three and nine months ended September 30, 2017 as compared to both the three and nine months ended September 30, 2016 was primarily due to lower assets under management from sales of investments during 2016 for CP V, our first financial services fund (“CGFSP I”), our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”).

The total weighted-average management fee rate increased from 1.30% at September 30, 2016 to 1.32% at September 30, 2017. The modest increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $35.6 billion and $37.8 billion as of September 30, 2017 and 2016, respectively, reflecting a decrease of $2.2 billion.

The increase in transaction fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily from significant investments in one of our U.S buyout funds in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease in transaction fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily from a significant investment in one of our U.S. buyout funds in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $13.1 million, or 19%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and increased $9.0 million, or 4%, for the nine months ended September 30, 2017 as compared to the nine months ended September

30, 2016. The increase in both periods was primarily due to increased headcount and an increase in projected year-end bonuses.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to higher negative foreign currency adjustments and real estate costs, partially offset by lower professional fees.

General, administrative and other indirect expenses increased $1.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to higher negative foreign currency adjustments and real estate costs, partially offset by lower professional fees and a $2.0 million decrease in external costs associated with fundraising activities in nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Fundraising and related costs in the three and nine months ended September 30, 2017 were modest. However, we expect that two of our large buyout funds will have substantial first closes during the fourth quarter of 2017 that will drive a significant increase in fundraising and related costs that will be reflected in higher compensation expense and general, administrative and other indirect expenses. These two buyout funds are expected to activate fees in the middle of 2018 at which time we would expect an increase in management fee revenue.

Economic Net Income

Economic net income increased $29.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $493.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in economic net income for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic net income, September 30, 2016	$63.0	$153.4
Increases (decreases):
(Decrease) increase in net performance fees	(20.6)	463.8
(Decrease) increase in investment income	(3.9)	4.6
Decrease in equity-based compensation	5.3	8.7
Decrease in fee related earnings	(14.0)	(45.5)
Decrease in reserve for litigation and contingencies	62.3	62.3
Total increase	29.1	493.9
Economic net income, September 30, 2017	$92.1	$647.3

Performance Fees. Performance Fees (realized and unrealized) decreased $34.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $854.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in performance fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, despite the overall increase in appreciation in the same period, is primarily attributable to a decrease in performance fees earned by CP VI, as the fund was in the catch-up phase in 2016, thereby resulting in higher performance fees earned in 2016 as compared to 2017. The decrease was also due to lower appreciation on this fund in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to higher appreciation on certain of our U.S. and Asia buyout funds.

Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Buyout funds	$148.6	$205.3	$1,097.1	$296.1
Growth Capital funds	3.6	(18.4)	36.7	(17.1)
Total	$152.2	$186.9	$1,133.8	$279.0

The $152.2 million of performance fees for the three months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $74.2 million,
•CP V of $33.3 million,
•CETP III of $22.3 million,
•CGFSP II of $17.2 million,
•CAP II of $10.7 million, and
•CEOF of $(34.2) million.

The $186.9 million of performance fees for the three months ended September 30, 2016 was driven by performance fees recognized from the following funds:

•CP VI of $183.4 million,
•CGFSP of $13.6 million,
•CJIP III of $10.8 million,
•CAP III of $(22.4) million, and
•CEOF of $(12.2) million.

The $1,133.8 million of performance fees for the nine months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $471.5 million,
•CP V of $284.9 million,
•CAP IV of $221.7 million,
•CGFSP II of $46.9 million,
•CETP II of $30.1 million,
•CETP III of $28.0 million,
•CEOF of $(22.7) million, and
•CP IV of $(22.5) million.

The $279.0 million of performance fees for the nine months ended September 30, 2016 was driven by performance fees recognized from the following funds:

•CP VI of $184.8 million,
•CP V of $79.2 million,
•CBPF of $24.9 million,
•CGFSP of $14.6 million,
•CJIP III of $10.8 million,
•CAP III of $(27.1) million, and
•CEOF of $(15.1) million.

Performance fees of $152.2 million and $186.9 million are inclusive of performance fees reversed of approximately $57.6 million and $51.9 million for the three months ended September 30, 2017 and 2016, respectively. Performance fees of $1,133.8 million and $279.0 million are inclusive of performance fees reversed of approximately $72.1 million and $68.8 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, during the nine months ended September 30,

2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to CAP II. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Buyout funds	3%	3%	24%	9%
Growth Capital funds	6%	—%	17%	—%
Total	4%	3%	23%	8%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net Performance Fees	$80.6	$101.2	$617.3	$153.5

Percentage of Total Performance Fees	53%	54%	54%	55%

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

Total investment income. Total investment income (realized and unrealized) for the three months ended September 30, 2017 was $10.6 million as compared to total investment income of $14.5 million for the three months ended September 30, 2016. The decrease in total investment income from the three months ended September 30, 2016 to the three months ended September 30, 2017 relates primarily to lower realizations in our investments in U.S. and Europe buyout funds for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Total investment income (realized and unrealized) for the nine months ended September 30, 2017 was $38.5 million as compared to total investment income of $33.9 million for the nine months ended September 30, 2016. The increase in total investment income from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 related primarily to higher appreciation in our investments in the buyout and growth funds, particularly on investments in our Asia buyout funds for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases to total investment income were partially offset by lower realized gains in our investments in U.S. and Europe buyout funds as well as our investments in Europe growth funds.

Equity-based compensation. Equity-based compensation was $14.5 million for the three months ended September 30, 2017, a decrease of $5.3 million from $19.8 million for the three months ended September 30, 2016.

Equity-based compensation was $47.3 million for the nine months ended September 30, 2017, a decrease of $8.7 million from $56.0 million for the nine months ended September 30, 2016.

Reserve for Litigation and Contingencies. Corporate Private Equity's (“CPE”) share of the reserve for litigation and contingencies decreased $62.3 million for both the three and nine months ended September 30, 2017. The decrease was primarily related to CPE's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017, while CPE recognized its share of the $100 million reserve in 2016 related to a commodities legal matter.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2017	2016
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$26,180	$25,813
Fee-earning AUM based on invested capital	7,726	10,227
Fee-earning AUM based on lower of cost or fair value	1,697	1,745
Total Fee-earning AUM	$35,603	$37,785
Weighted Average Management Fee Rates (2)
All Funds	1.32%	1.30%
Funds in Investment Period	1.44%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,216	$38,938	$36,327	$40,926
Inflows, including Fee-paying Commitments (1)	303	9	830	601
Outflows, including Distributions (2)	(1,167)	(935)	(2,299)	(3,900)
Market Appreciation/(Depreciation) (3)	21	(339)	12	(352)
Foreign Exchange and other (4)	230	112	733	510
Balance, End of Period	$35,603	$37,785	$35,603	$37,785

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $35.6 billion at September 30, 2017, a decrease of $0.6 billion, or approximately 2%, compared to $36.2 billion at June 30, 2017. The decrease was driven by outflows of $1.2 billion primarily due to dispositions in CP V and CEP III. This decrease was partially offset by inflows of $0.3 billion from new investments made by CGP and foreign exchange gains of $0.2 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $35.6 billion at September 30, 2017, a decrease of $0.7 billion, or approximately 2% compared to $36.3 billion at December 31, 2016. The decrease was driven by outflows of $2.3 billion primarily due to dispositions in CP V. This was offset by inflows of $0.8 billion primarily related to new investments made by CGP and new commitments to CAGP V, and foreign exchange gains of $0.7 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD.
Fee-earning AUM was $35.6 billion at September 30, 2017, a decrease of $2.2 billion, or approximately 6%, compared to $37.8 billion at September 30, 2016. Driving the decrease were outflows of $3.9 billion primarily driven by dispositions in our US, Europe, and Asia buyout funds, as well as other funds outside of their original investment period. Partially offsetting the decrease were inflows of $1.4 billion primarily related to new investments made by CGP, in addition to new fee-paying commitments raised by CAGP V.
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
Total AUM as of and for the Three and Nine Months Ended September 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$15,995	$38,328	$54,323	$17,499	$33,365	$50,864
Commitments (1)	791	—	791	1,302	—	1,302
Capital Called, net (2)	(3,947)	4,009	62	(6,811)	6,826	15
Distributions (3)	265	(1,244)	(979)	842	(5,074)	(4,232)
Market Appreciation/(Depreciation) (4)	—	1,251	1,251	—	6,799	6,799
Foreign Exchange and other (5)	116	179	295	388	607	995
Balance, End of Period	$13,220	$42,523	$55,743	$13,220	$42,523	$55,743

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $55.7 billion at September 30, 2017, an increase of $1.4 billion, or approximately 3%, compared to $54.3 billion as of June 30, 2017. This increase was driven by $1.3 billion of market appreciation due to a 4% increase in our private portfolio of carry funds for the period, resulting in overall segment appreciation of 4% for the period. The carry funds driving appreciation for the period included $0.4 billion attributable to CP VI, $0.2 billion attributable to CEP IV, and $0.2 billion attributable to CP V. Also driving the increase were $0.8 billion of new commitments raised in CGFSP III and various external coinvestment entities, as well as $0.3 billion of foreign exchange gains primarily due to the translation of AUM in our Europe buyout and growth funds from EUR to USD. The increase was partially offset by distributions of $1.2 billion, of which $0.3 billion were recallable, primarily in our US, Asia, and Europe buyout funds.

Total AUM was $55.7 billion at September 30, 2017, an increase of $4.8 billion, or approximately 9%, compared to $50.9 billion as of December 31, 2016. This increase was driven by $6.8 billion of market appreciation due to a 25% increase in our public portfolio of carry funds and a 22% increase in our private portfolio of carry funds for the period, resulting in overall segment appreciation of 23% for the period. The carry funds driving appreciation for the period included $1.8 billion attributable to CP VI, $1.5 billion attributable to CP V and $1.0 billion attributable to CAP IV. Also driving the increase were $1.3 billion of new commitments raised primarily in CGFSP III and various external coinvestment entities, as well as $1.0 billion of foreign exchange gains due to the translation of AUM in our Europe buyout and growth funds from EUR to USD. The increase was partially offset by distributions of $5.1 billion, of which $0.8 billion were recallable, primarily in our US, Asia, and Europe buyout funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2017					As of September 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,977.4	2.4x	16%	13%	$7,612.6	$17,977.4	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,228.2	2.1x	18%	14%	$9,201.1	$24,306.6	2.6x	26%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.9	€4,121.2	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	12/2006	€5,294.9	€5,116.1	€11,294.6	2.2x	19%	14%	€4,284.4	€10,404.5	2.4x	20%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$3,032.9	1.9x	11%	8%	$1,452.4	$2,830.0	1.9x	12%
CAP III	5/2008	$2,551.6	$2,543.2	$4,672.9	1.8x	18%	12%	$2,071.8	$4,237.2	2.0x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥215,181.9	1.5x	8%	4%	¥70,933.1	¥130,219.6	1.8x	12%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,398.4	2.2x	20%	14%	$866.9	$1,834.7	2.1x	20%
CEOF I	5/2011	$1,119.1	$1,154.5	$1,523.4	1.3x	12%	8%	$328.4	$749.7	2.3x	37%
CETP II	2/2007	€521.6	€437.4	€1,245.6	2.8x	28%	19%	€278.8	€1,140.8	4.1x	36%
CAGP IV	6/2008	$1,041.4	$954.1	$1,416.7	1.5x	11%	6%	$439.5	$778.9	1.8x	15%
All Other Funds (9)	Various		$4,637.6	$7,138.0	1.5x	16%	7%	$3,676.3	$5,970.3	1.6x	18%
Coinvestments and Other (10)	Various		$10,358.3	$24,025.6	2.3x	36%	33%	$6,723.7	$20,036.2	3.0x	36%
Total Fully Invested Funds			$60,991.3	$131,469.6	2.2x	26%	19%	$48,210.4	$118,831.8	2.5x	28%
Funds in the Investment Period (6)
CP VI	5/2012	$13,000.0	$10,971.3	$14,482.7	1.3x	18%	11%
CEP IV	8/2013	€3,669.5	€2,659.9	€3,162.3	1.2x	17%	7%
CAP IV	11/2012	$3,880.4	$2,946.9	$4,458.5	1.5x	27%	17%
CGP	12/2014	$3,588.0	$1,836.0	$1,932.0	1.1x	NM	NM
CGFSP II	4/2013	$1,000.0	$768.2	$1,136.2	1.5x	24%	14%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥98,393.8	1.6x	NM	NM
CEOF II	3/2015	$2,400.0	$893.8	$1,074.5	1.2x	NM	NM
All Other Funds (11)	Various		$1,154.1	$1,478.9	1.3x	NM	NM
Total Funds in the Investment Period			$22,242.8	$29,168.1	1.3x	19%	11%	$1,234.1	$3,146.3	2.5x	60%
TOTAL CORPORATE PRIVATE EQUITY (13)			$83,234.1	$160,637.7	1.9x	26%	18%	$49,444.5	$121,978.1	2.5x	28%

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

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2017
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$12,251.8	1.2x	1.3x	84%	X		100%	Jun-13	17	May-18
CP V	$5,432.2	0.7x	2.1x	96%	X	X	100%	Jun-07	41	May-13
CAP IV	$3,451.9	1.5x	1.5x	76%	X		100%	Jul-13	16	Nov-18
CEP IV	€2,387.8	1.1x	1.2x	72%			100%	Sep-14	12	Aug-19
CGP	$1,934.0	1.0x	1.1x	51%			100%	Jan-15	10	Dec-20
CEP III	€1,381.4	1.3x	2.2x	97%	X	X	100%	Jul-07	40	Dec-12
CAP III	$1,289.5	1.9x	1.8x	100%	X	X	100%	Jun-08	37	May-14
CEOF I	$975.4	1.0x	1.3x	103%	X		80%	Sep-11	24	May-17
CEOF II	$818.0	1.2x	1.2x	37%	X		80%	Nov-15	7	Mar-21
CJP III	¥88,293.3	1.5x	1.6x	50%	X		100%	Sep-13	16	Feb-20
CGFSP II	$752.1	1.4x	1.5x	77%	X		100%	Jun-13	17	Dec-17
CAGP IV	$610.7	1.2x	1.5x	92%			100%	Aug-08	36	Jun-14
CGFSP I	$578.4	2.0x	2.2x	98%	X	X	100%	Oct-08	35	Sep-14
CJP II	¥63,598.8	1.2x	1.5x	86%			80%	Oct-06	43	Jul-12
CAP II	$280.9	1.4x	1.9x	90%			80%	Mar-06	46	Feb-12
CP IV	$234.2	2.4x	2.4x	97%	X	X	80%	Apr-05	49	Dec-10
CETP II	€109.5	0.7x	2.8x	84%	X	X	100%	Jan-08	38	Jul-13
All Other Funds (8)	$2,625.3	1.1x	2.2x		NM	NM
Coinvestment and Other (9)	$5,357.8	1.3x	2.3x		NM	NM
Total Corporate Private Equity (10)	$42,518.2	1.2x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

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

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions, and the net income or loss from Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. We disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan in the three months ended September 30, 2017. With this transaction, we deconsolidated Urbplan from our financial results (see Note 15 to our unaudited condensed consolidated financial statements) and we expect that this will reduce investment losses in the segment going forward. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$71.4	$60.3	$185.6	$192.0
Portfolio advisory fees, net	0.4	—	0.6	0.1
Transaction fees, net	0.8	—	0.8	—
Total fund level fee revenues	72.6	60.3	187.0	192.1
Performance fees
Realized	20.4	19.2	73.6	79.8
Unrealized	60.8	2.0	200.1	165.8
Total performance fees	81.2	21.2	273.7	245.6
Investment income (loss)
Realized	(64.6)	(14.1)	(72.4)	(21.4)
Unrealized	12.4	4.5	24.4	6.5
Total investment loss	(52.2)	(9.6)	(48.0)	(14.9)
Interest	1.0	0.4	2.0	1.3
Other income	0.6	0.4	1.3	1.0
Total revenues	103.2	72.7	416.0	425.1
Segment Expenses
Compensation and benefits
Direct base compensation	24.5	17.2	61.6	55.4
Indirect base compensation	14.8	8.9	45.6	28.2
Equity-based compensation	8.7	7.1	26.8	20.3
Performance fee related
Realized	9.2	8.7	33.4	34.8
Unrealized	21.6	(15.7)	60.1	55.2
Total compensation and benefits	78.8	26.2	227.5	193.9
General, administrative, and other indirect expenses	10.5	37.2	52.6	70.7
Depreciation and amortization expense	1.9	1.4	5.3	4.4
Interest expense	4.2	4.1	12.7	12.1
Total expenses	95.4	68.9	298.1	281.1
Economic Net Income	$7.8	$3.8	$117.9	$144.0
(-) Net Performance Fees	50.4	28.2	180.2	155.6
(-) Investment Loss	(52.2)	(9.6)	(48.0)	(14.9)
(+) Equity-based Compensation	8.7	7.1	26.8	20.3
(+) Reserve for Litigation and Contingencies	(5.8)	21.6	(5.8)	21.6
(=) Fee Related Earnings	$12.5	$13.9	$6.7	$45.2
(+) Realized Net Performance Fees	11.2	10.5	40.2	45.0
(+) Realized Investment Loss	(64.6)	(14.1)	(72.4)	(21.4)
(=) Distributable Earnings	$(40.9)	$10.3	$(25.5)	$68.8

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Distributable Earnings

Distributable earnings decreased $51.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $94.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2016	$10.3	$68.8
Increases (decreases):
Increase (decrease) in realized net performance fees	0.7	(4.8)
Increase in realized investment loss	(50.5)	(51.0)
Decrease in fee related earnings	(1.4)	(38.5)
Total decrease	(51.2)	(94.3)
Distributable earnings, September 30, 2017	$(40.9)	$(25.5)

Realized Net Performance Fees. Realized net performance fees increased $0.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $4.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The realized net performance fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were from one of our U.S real estate funds. The decrease in realized net performance fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to lower realization on certain Europe real estate funds, partially offset by higher realization on a certain U.S. real estate fund. Realized net performance fees were primarily generated by the following funds for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
CRP VI	CRP VI	CRP VI	CRP VI
		CPOCP	CEREP III - External Coinvest
		CEREP III - External Coinvest	CRP III

Realized Investment Loss. Realized investment loss for the three months ended September 30, 2017 was $64.6 million as compared to realized investment loss of $14.1 million for the three months ended September 30, 2016, and realized investment loss for the nine months ended September 30, 2017 was $72.4 million as compared to realized investment loss of $21.4 million for the nine months ended September 30, 2016. The decrease in realized investment loss for both the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily related to the recognition of a $65.0 million realized investment loss in the three months ended September 30, 2017 associated with the disposal of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results (see Note 15 to the unaudited condensed consolidated financial statements). Additionally, we recognized realized investment losses related to Urbplan of $21.4 million and $32.1 million for the three and nine months ended September 30, 2016.

Fee Related Earnings

Fee related earnings decreased $1.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $38.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2016	$13.9	$45.2
Increases (decreases):
Increase (decrease) in fee revenues	12.3	(5.1)
Increase in direct and indirect base compensation	(13.2)	(23.6)
Increase in general, administrative and other indirect expenses	(0.7)	(9.3)
Increase in interest expense	(0.1)	(0.6)
All other changes	0.3	0.1
Total decrease	(1.4)	(38.5)
Fee related earnings, September 30, 2017	$12.5	$6.7

Fee Revenues. Fee revenues increased $12.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $5.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 v. 2016
	(Dollars in Millions)
Higher (lower) fund management fees	$11.1	$(6.4)
Higher transaction fees	0.8	0.8
Higher portfolio advisory fees	0.4	0.5
Total increase (decrease) in fee revenues	$12.3	$(5.1)

The increase in fund management fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily reflects increased management fees from our eighth real estate fund (“CRP VIII”), which had its first closing earlier in 2017, and NGP XII as well as a $1.3 million increase in catch-up management fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. While there were $1.3 million of catch-up management fees for the three months ended September 30, 2017, there were no catch-up management fees for the three months ended September 30, 2016.

The decrease in fund management fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflects a $8.6 million decrease in catch-up management fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. While there were no significant catch-up management fees for the nine months ended September 30, 2017, catch-up management fees of $8.6 million for the nine months ended September 30, 2016 were primarily due to subsequent closes in 2016 for our second power fund (“CPP II”) and our first international energy fund (“CIEP I”). This decrease was partially offset by increased management fees from CRP VIII, which had its first closing earlier in 2017.

The weighted average management fee rate for funds in the investment period decreased to 1.30% at September 30, 2017 from 1.44% at September 30, 2016 due to new funds, primarily CRP VIII, being raised with lower management fee rates than our other funds in the original investment period. The total weighted average management fee was 1.21% at September 30, 2017, a decline from 1.24% at September 30, 2016.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $13.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in projected year-end bonuses, and higher compensation associated with fundraising activities of $3.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Direct and indirect base compensation expense increased $23.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to higher compensation associated with fundraising activities of $15.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, and an increase in projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The primary drivers of the increase were increased real estate costs, foreign currency losses recorded in the three months ended September 30, 2017, as well as increased external costs associated with fundraising activities of $1.0 million. This increase was partially offset by lower professional fees.
General, administrative and other indirect expenses increased $9.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The primary drivers of the increase were foreign currency losses recorded in the nine months ended September 30, 2017 as compared to foreign currency gains recorded in the nine months ended September 30, 2016, increased real estate costs, and increased external costs associated with fundraising activities of $3.2 million. This increase was partially offset by lower professional fees.
Economic Net Income
Economic net income increased $4.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $26.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in economic net income for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic net income, September 30, 2016	$3.8	$144.0
Increases (decreases):
Increase in net performance fees	22.2	24.6
Increase in investment loss	(42.6)	(33.1)
Increase in equity-based compensation	(1.6)	(6.5)
Decrease in fee related earnings	(1.4)	(38.5)
Decrease in reserve for litigation and contingencies	27.4	27.4
Total increase (decrease)	4.0	(26.1)
Economic net income, September 30, 2017	$7.8	$117.9
Performance Fees. Performance fees (realized and unrealized) increased $60.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to higher appreciation from certain of our real estate and natural resources funds, partially offset by a decrease in performance fees generated by the NGP funds. Performance fees (realized and unrealized) increased $28.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to higher appreciation from our NGP funds, partially offset by a decrease in performance fees generated by the real estate funds.

Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Real Estate funds	$33.2	$(16.0)	$164.5	$199.9
Natural Resources funds	45.2	37.5	106.1	45.9
Legacy Energy funds	2.8	(0.3)	3.1	(0.2)
Total	$81.2	$21.2	$273.7	$245.6

The $81.2 million of performance fees for the three months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CIEP of $36.7 million,
•CRP VII of $14.4 million,
•CRP V of $8.0 million,
•NGP XI of $6.8 million, and
•CRP III of $6.7 million.

The $21.2 million of performance fees for the three months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•NGP XI of $30.5 million,
•CRP VII of $18.3 million,
•CRP VI of $6.9 million,
•NGP X of $6.2 million,
•CRP V of $(51.7) million, and
•CRP III of $(10.3) million.

The $273.7 million of performance fees for the nine months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $75.8 million,
•NGP XI of $62.0 million,
•CRP V of $51.6 million,
•CIEP of $36.9 million, and
•CRP III of $24.9 million.

The $245.6 million of performance fees for the nine months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $74.2 million,
•CRP V of $45.4 million,
•NGP XI of $37.4 million,
•CRP VI of $34.9 million,
•CRP III of $17.6 million, and
•NGP X of $9.0 million.
Performance fees of $81.2 million and $21.2 million are inclusive of performance fees reversed of approximately $1.0 million and $62.3 million for the three months ended September 30, 2017 and 2016, respectively. Performance fees of $273.7 million and $245.6 million are inclusive of performance fees reversed of approximately $9.4 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real Estate funds	3%	—%	15%	16%
Natural Resources funds	5%	12%	20%	24%
Legacy Energy funds	(3)%	1%	5%	1%
Total	2%	4%	14%	13%
Net performance fees for the three months ended September 30, 2017 were $50.4 million, representing an increase of $22.2 million from $28.2 million in net performance fees for the three months ended September 30, 2016. The increase was primarily due to increased performance fees from the real estate and natural resources funds, partially offset by decreased performance fees from the NGP funds, for which there is no performance fee related compensation expense. Net performance fees for the nine months ended September 30, 2017 were $180.2 million, representing an increase of $24.6 million from $155.6 million in net performance fees for the nine months ended September 30, 2016. The increase was primarily due to increased performance fees from the NGP funds, for which there is no performance fee related compensation expense, partially offset by decreased performance fees from the real estate funds.
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
Total Investment Loss. Total investment loss (realized and unrealized) for the three months ended September 30, 2017 was $52.2 million as compared to total investment loss of $9.6 million for the three months ended September 30, 2016, and total investment loss (realized and unrealized) for the nine months ended September 30, 2017 was $48.0 million as compared to total investment loss of $14.9 million for the nine months ended September 30, 2016. The increase in total investment loss for both the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to the recognition of a $65.0 million realized investment loss in the three months ended September 30, 2017 associated with the disposal of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction, we deconsolidated Urbplan from our financial results (see Note 15 to the unaudited condensed consolidated financial statements). These increases in total investment loss were partially offset by higher appreciation on investments in our U.S. and Europe real estate funds for both the three and nine months ended September 30, 2017 as compared to the same periods of 2016.
Equity-based Compensation. Equity-based compensation was $8.7 million for the three months ended September 30, 2017, an increase of $1.6 million from $7.1 million for the three months ended September 30, 2016 and was $26.8 million for the nine months ended September 30, 2017, an increase of $6.5 million from $20.3 million for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily attributable to equity-based compensation expense in connection with the March 2017 agreement with NGP (see Note 5 to the unaudited condensed consolidated financial statements).

Reserve for Litigation and Contingencies. Real Assets' (“RA”) share of the reserve for litigation and contingencies decreased $27.4 million for both the three and nine months ended September 30, 2017. The decrease was primarily related to RA's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017, while RA recognized its share of the $100 million reserve in 2016 related to a commodities legal matter.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2017	2016
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,714	$12,918
Fee-earning AUM based on invested capital (2)	11,154	15,150
Fee-earning AUM based on net asset value	622	127
Fee-earning AUM based on lower of cost or fair value and other (3)	330	710
Total Fee-earning AUM (4)	$29,820	$28,905
Weighted Average Management Fee Rates (5)
All Funds	1.21%	1.24%
Funds in Investment Period	1.30%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of September 30, 2017, the Legacy Energy Funds had, in the aggregate, approximately $5.2 billion in AUM and $3.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of September 30, 2017, the NGP management fee funds and carry funds had, in the aggregate, approximately $10.7 billion in AUM and $9.6 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$26,236	$30,422	$27,487	$30,905
Inflows, including Fee-paying Commitments (1)	5,033	186	5,504	1,161
Outflows, including Distributions (2)	(1,315)	(1,589)	(3,153)	(3,089)
Market Appreciation/(Depreciation) (3)	20	6	45	14
Foreign Exchange and other (4)	(154)	(120)	(63)	(86)
Balance, End of Period	$29,820	$28,905	$29,820	$28,905

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $29.8 billion at September 30, 2017, an increase of $3.6 billion, or approximately 14%, compared to $26.2 billion at June 30, 2017. The increase was driven by inflows of $5.0 billion, primarily from new fee-paying commitments raised in CRP VIII. The increase was partially offset by outflows of $1.3 billion, primarily related to distribution activity in the Legacy Energy funds and other funds outside the original investment period. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $29.8 billion at September 30, 2017, an increase of $2.3 billion, or approximately 8%, compared to $27.5 billion at December 31, 2016. This increase was driven by inflows of $5.5 billion, primarily related to new limited partner capital invested in CPI and new fee-paying commitments to CRP VIII. The increase was partially offset by outflows of $3.2 billion primarily related to distribution activity in the Legacy Energy funds, NGP management fee funds, and US real estate funds, as well as other funds outside the original investment period.
Fee-earning AUM was $29.8 billion at September 30, 2017, an increase of $0.9 billion, or 3%, compared to $28.9 billion at September 30, 2016. This increase was driven by inflows of $5.9 billion, primarily due to new fee-paying commitments to CRP VIII and new limited partner capital invested in CPI. The increase was offset by outflows of $4.9 billion, including dispositions in various funds with fees based on invested capital, primarily in our NGP carry and management fee funds, Legacy Energy funds, and in our Asia, Europe, and US real estate funds.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$14,636	$24,308	$38,944	$11,573	$22,679	$34,252
Commitments (1)	1,987	—	1,987	6,333	—	6,333
Capital Called, net (2)	(1,034)	926	(108)	(2,548)	2,279	(269)
Distributions (3)	277	(1,696)	(1,419)	497	(3,759)	(3,262)
Market Appreciation/(Depreciation) (4)	—	334	334	—	2,610	2,610
Foreign Exchange and other (5)	3	27	30	14	90	104
Balance, End of Period	$15,869	$23,899	$39,768	$15,869	$23,899	$39,768

(1)	Represents capital raised by our carry funds and the NGP management fee funds, net of expired available capital.

(2)
Represents capital called by our carry funds and the NGP management fee funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)
Represents distributions from our carry funds and the NGP management fee funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $39.8 billion at September 30, 2017, an increase of $0.9 billion, or approximately 2%, compared to $38.9 billion at June 30, 2017. The increase was driven by new commitments of $2.0 billion resulting from new funds raised primarily in CRP VIII and NGP XII, as well as market appreciation of $0.3 billion. Carry fund market appreciation of 2% was driven by a 6% in our public portfolio and a 1% increase in our private portfolio. The carry funds driving appreciation for the period included $0.1 billion attributable to CIP, $0.1 billion attributable to NGP XI, and $0.1 billion attributable to CIEP . This increase was partially offset by distributions of $1.7 billion, of which $0.3 billion were recallable, primarily in our US real estate and Legacy Energy funds.
Total AUM was $39.8 billion at September 30, 2017, an increase of $5.5 billion, or approximately 16%, compared to $34.3 billion at December 31, 2016. The increase was driven by new commitments of $6.3 billion resulting from new funds raised primarily in CRP VIII, NGP XII, and CPI, as well as market appreciation of $2.6 billion. Carry fund market appreciation of 14% was driven by a 15% increase in our private portfolio and a 12% increase in our public portfolio. The carry funds driving appreciation for the period included $0.8 billion attributable to NGP XI, $0.4 billion attributable to CRP VII, and $0.2 billion attributable to CIEP . This increase was partially offset by distributions of $3.8 billion, of which $0.5 billion were recallable, primarily in our US and Europe real estate funds, Legacy Energy funds, and NGP carry and management fee funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2017, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2017					As of September 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,838.2	3.5x	44%	30%	$522.5	$1,838.2	3.5x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,935.7	1.6x	8%	5%	$984.8	$1,659.3	1.7x	10%
CRP V	11/2006	$3,000.0	$3,293.5	$5,520.4	1.7x	12%	9%	$2,988.2	$5,163.6	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,108.0	$3,914.5	1.9x	29%	20%	$1,529.5	$3,128.7	2.0x	34%
CRP VII	3/2014	$4,161.6	$2,840.4	$3,733.8	1.3x	22%	12%	$117.0	$216.1	1.8x	38%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€798.2	€133.9	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,054.2	€2,438.8	1.2x	4%	1%	€1,622.7	€2,093.2	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,426.7	1.3x	6%	3%	$857.0	$1,041.3	1.2x	4%
NGP X	1/2012	$3,586.0	$3,262.7	$4,043.1	1.2x	8%	5%	$1,333.9	$2,431.1	1.8x	26%
NGP XI	6/2014	$5,325.0	$3,308.4	$4,556.4	1.4x	36%	31%	$228.8	$471.2	2.1x	159%
Energy II	7/2002	$1,100.0	$1,334.8	$3,131.2	2.3x	81%	55%	$1,334.8	$3,131.2	2.3x	94%
Energy III	10/2005	$3,800.0	$3,569.7	$5,426.4	1.5x	9%	6%	$2,873.9	$5,046.0	1.8x	17%
Energy IV	12/2007	$5,979.1	$6,232.7	$8,105.0	1.3x	8%	5%	$4,064.6	$5,920.4	1.5x	19%
Renew II	3/2008	$3,417.5	$2,809.4	$4,143.3	1.5x	9%	5%	$1,555.3	$2,411.1	1.6x	13%
All Other Funds(9)	Various		$2,939.5	$3,281.9	1.1x	4%	Neg	$2,662.1	$3,019.7	1.1x	5%
Coinvestments and Other(10)	Various		$5,739.6	$9,440.4	1.6x	16%	13%	$4,112.9	$7,439.6	1.8x	20%
Total Fully Invested Funds			$44,247.7	$64,350.6	1.5x	12%	8%	$28,632.5	$46,370.0	1.6x	17%
Funds in the Investment Period(6)
CRP VIII	5/2017	$4,310.8	$74.4	$73.3	1.0x	NM	NM
CIEP I	9/2013	$2,500.0	$501.3	$919.8	1.8x	NM	NM
CPP II	6/2014	$1,526.9	$643.9	$683.2	1.1x	NM	NM
CPI	5/2016	$1,144.0	$816.2	$906.8	1.1x	NM	NM
All Other Funds(11)	Various		$583.0	$590.4	1.0x	NM	NM
Total Funds in the Investment Period			$2,618.7	$3,173.4	1.2x	18%	5%	$—	$—	n/a	NM
TOTAL Real Assets(13)			$46,866.5	$67,524.0	1.4x	12%	8%	$28,632.5	$46,370.0	1.6x	17%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP, CCR, and NGP XII. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP, October 2016 for CCR, and July 2017 for NGP XII.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2017
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$4,089.3	1.3x	1.4x	62%	X		80%	Feb-15	10	Oct-19
CRP VII	$3,470.0	1.3x	1.3x	68%	X		80%	Jun-14	13	Mar-19
Energy IV	$2,754.7	1.2x	1.3x	104%	(X)		80%	Feb-08	38	Dec-13
NGP X	$1,727.5	0.9x	1.2x	91%			80%	Jan-12	22	May-17
Renew II	$1,696.9	1.4x	1.5x	82%	(X)		80%	Mar-08	38	May-14
CRP V	$1,191.8	2.1x	1.7x	110%	X		50%	Nov-06	43	Nov-11
CIEP I	$870.9	1.8x	1.8x	20%	X		80%	Oct-13	15	Sep-19
CRP VI	$794.6	1.4x	1.9x	90%	X	X	50%	Mar-11	26	Mar-16
CRP IV	$742.0	2.7x	1.6x	126%			50%	Jan-05	50	Dec-09
CPI	$621.7	1.1x	1.1x	n/a	X		50%	May-16	5	Apr-21
CRP III	$462.6	137.8x	3.5x	93%	X	X	50%	Mar-01	66	May-05
CPP II	$431.8	1.0x	1.1x	42%			80%	Sep-14	12	Apr-21
CEREP III	€310.0	0.7x	1.2x	92%			67%	Jun-07	41	May-11
CIP	$337.1	1.9x	1.3x	94%			80%	Oct-06	43	Sep-12
Energy III	$303.6	0.4x	1.5x	94%		(X)	80%	Nov-05	47	Oct-11
All Other Funds (8)	$298.1	0.9x	1.2x		NM	NM
Coinvestment and Other (9)	$2,160.2	1.5x	1.6x		NM	NM
Total Real Assets (10)	$22,318.6	1.3x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

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

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CRP VIII, CEREP I, CEREP II, CAREP I, CAREP II, CCR, CPOCP I, NGP GAP, NGP XII, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road (through January 2017) and ESG (through June 2016). The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$47.6	$44.1	$140.8	$147.4
Portfolio advisory fees, net	0.1	0.1	0.5	0.7
Transaction fees, net	—	—	—	—
Total fund level fee revenues	47.7	44.2	141.3	148.1
Performance fees
Realized	15.0	14.3	37.8	21.5
Unrealized	2.6	3.1	15.5	4.6
Total performance fees	17.6	17.4	53.3	26.1
Investment income
Realized	4.7	1.1	8.6	2.7
Unrealized	—	7.1	4.3	14.9
Total investment income	4.7	8.2	12.9	17.6
Interest	2.0	1.1	4.6	3.7
Other income	1.1	1.2	5.6	3.5
Total revenues	73.1	72.1	217.7	199.0
Segment Expenses
Compensation and benefits
Direct base compensation	23.0	20.9	55.3	66.3
Indirect base compensation	6.7	7.5	20.9	22.7
Equity-based compensation	5.1	4.4	16.9	13.8
Performance fee related
Realized	7.3	6.6	18.2	8.1
Unrealized	0.8	1.3	6.9	2.2
Total compensation and benefits	42.9	40.7	118.2	113.1
General, administrative, and other indirect expenses	(63.6)	37.7	(18.6)	77.1
Depreciation and amortization expense	1.3	1.5	3.8	4.6
Interest expense	4.2	3.0	10.0	8.5
Total expenses	(15.2)	82.9	113.4	203.3
Economic Net Income (Loss)	$88.3	$(10.8)	$104.3	$(4.3)
(-) Net Performance Fees	9.5	9.5	28.2	15.8
(-) Investment Income	4.7	8.2	12.9	17.6
(+) Equity-based Compensation	5.1	4.4	16.9	13.8
(+) Reserve for Litigation and Contingencies	(4.1)	19.0	(4.1)	19.0
(=) Fee Related Earnings	$75.1	$(5.1)	$76.0	$(4.9)
(+) Realized Net Performance Fees	7.7	7.7	19.6	13.4
(+) Realized Investment Income	4.7	1.1	8.6	2.7
(=) Distributable Earnings	$87.5	$3.7	$104.2	$11.2

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Distributable Earnings

Distributable earnings increased $83.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $93.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2016	$3.7	$11.2
Increases (decreases):
Increase in realized net performance fees	—	6.2
Increase in realized investment income	3.6	5.9
Increase in fee related earnings	80.2	80.9
Total increase	83.8	93.0
Distributable earnings, September 30, 2017	$87.5	$104.2
Realized Net Performance Fees. Realized net performance fees were flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $6.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Substantially all of the realized net performance fees were generated by the business development companies, the structured credit funds and our third distressed and corporate opportunities fund (“CSP III”) for both the three and nine months ended September 30, 2017. Net realized performance fees generated by the structured credit funds primarily contributed to realized net performance fees for the three and nine months ended September 30, 2016.

Realized Investment Income. Realized investment income for the three months ended September 30, 2017 was $4.7 million compared to realized investment income of $1.1 million for the three months ended September 30, 2016. The increase in realized investment income for the three months ended September 30, 2017 was primarily due to higher realizations on investments in our structured credit funds.

Realized investment income for the nine months ended September 30, 2017 was $8.6 million compared to realized investment income of $2.7 million for the nine months ended September 30, 2016. The increase in realized investment income for the nine months ended September 30, 2017 was primarily due to higher realizations on investments in our structured credit funds and carry funds.

Fee Related Earnings

Fee related earnings increased $80.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $80.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2016	$(5.1)	$(4.9)
Increases (decreases):
Increase (decrease) in fee revenues	3.5	(6.8)
(Increase) decrease in direct and indirect base compensation	(1.3)	12.8
Decrease in general, administrative and other indirect expenses	78.2	72.6
All other changes	(0.2)	2.3
Total increase	80.2	80.9
Fee related earnings, September 30, 2017	$75.1	$76.0

Fee Revenues. Fee revenues increased $3.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to a $4.9 million increase in fund management fees primarily as a result of increased commitments and subsequent closings for our fourth distressed fund (“CSP IV”) in the first quarter of 2017. This increase was partially offset by a decrease of $2.5 million in fund management fees related to the separation from the hedge funds and lower basis on certain carry funds.

Fee revenues decreased $6.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a decrease of $28.7 million in fund management fees related to the separation from the hedge funds and lower basis on certain carry funds. These decreases were partially offset by a $23.7 million increase in fund management fees primarily as a result of increased commitments and subsequent closings for CSP IV in the first quarter of 2017.

The weighted average management fee rate on our carry funds was 1.36% at September 30, 2016 and September 30, 2017. The rate stayed the same primarily due to new fee-paying commitments raised in CSP IV with management fee rates close to the segment average.
Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $1.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in projected year-end bonuses, partially offset by lower headcount from the separation of the hedge fund businesses, which resulted in $3.4 million of lower compensation.
Direct and indirect base compensation expense decreased $12.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to lower headcount from the separation of the hedge fund businesses, which resulted in $21.6 million of lower compensation. This decrease was partially offset by an increase in projected year-end bonuses.
We expect that as we add new talent to our growing global credit business, our direct and indirect base compensation expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $78.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and decreased $72.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to net incremental insurance recoveries of $74 million recognized during the three months ended September 30, 2017 for litigation and contingencies attributable to the Vermillion matter (see Note 9 to the unaudited condensed consolidated financial statements).

Economic Net Income (Loss)
Economic net income (loss) increased $99.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $108.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in economic net income (loss) for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic net loss, September 30, 2016	$(10.8)	$(4.3)
Increases (decreases):
Increase in net performance fees	—	12.4
Decrease in investment income	(3.5)	(4.7)
Increase in equity-based compensation	(0.7)	(3.1)
Increase in fee related earnings	80.2	80.9
Decrease in reserve for litigation and contingencies	23.1	23.1
Total increase	99.1	108.6
Economic net income, September 30, 2017	$88.3	$104.3
Performance Fees. Performance fees (realized and unrealized) for the three and nine months ended September 30, 2017 and 2016 are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Carry funds	$6.0	$3.1	$21.8	$4.2
Hedge funds	—	—	—	0.9
Structured credit funds and business development companies	11.6	14.3	31.5	21.0
Performance fees	$17.6	$17.4	$53.3	$26.1

The $17.6 million of performance fees for the three months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CLOs and business development companies of $11.6 million, and
•CSP IV of $5.9 million.

The $17.4 million of performance fees for the three months ended September 30, 2016 was driven by performance fees recognized from the following funds:

•CLOs and business development companies of $14.3 million,
•CSP III of $4.7 million,
•CSP II of $1.6 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(3.2) million.

The $53.3 million of performance fees for the nine months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•CLOs and business development companies of $31.5 million,
•CSP III of $12.2 million,
•CSP IV of $11.2 million,

•CSP II of $4.1 million, and
•CMP II of $(5.8) million.

The $26.1 million of performance fees for the nine months ended September 30, 2016 was driven by performance fees recognized from the following funds:

•CLOs and business development companies of $21.0 million,
•CSP III of $3.2 million,
•CSP II of $2.8 million, and
•CMP II of $(1.8) million.

Performance fees of $17.6 million and $17.4 million are inclusive of performance fees reversed of approximately $0.5 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively. Performance fees of $53.3 million and $26.1 million are inclusive of performance fees reversed of approximately $5.8 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Carry funds	—%	—%	9%	(13)%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net Performance Fees	$9.5	$9.5	$28.2	$15.8

Percentage of Total Performance Fees	54%	55%	53%	61%

The increase in net performance fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to increased performance fees generated from our carry funds and business development companies in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Total Investment Income. Total investment income (realized and unrealized) for the three months ended September 30, 2017 was $4.7 million compared to total investment income of $8.2 million for the three months ended September 30, 2016. The decrease in investment income relates primarily to depreciation on certain U.S. and Euro-denominated collateralized loan obligations for the three months ended September 30, 2017 as compared to appreciation on our U.S.-denominated collateralized loan obligations for the three months ended September 30, 2016.

Total investment income (realized and unrealized) for the nine months ended September 30, 2017 was $12.9 million compared to total investment income of $17.6 million for the nine months ended September 30, 2016. The decrease in investment income relates primarily to lower appreciation on certain U.S. and Euro-denominated collateralized loan obligations for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease is partially offset by appreciation on our carry funds for the nine months ended September 30, 2017 as compared to depreciation on our carry funds for the nine months ended September 30, 2016.

Equity-based Compensation. Equity-based compensation was $5.1 million for the three months ended September 30, 2017, an increase of $0.7 million from $4.4 million for the three months ended September 30, 2016.

Equity-based compensation was $16.9 million for the nine months ended September 30, 2017, an increase of $3.1 million from $13.8 million for the nine months ended September 30, 2016.

Reserve for Litigation and Contingencies. Global Market Strategies' (“GMS”) share of the reserve for litigation and contingencies decreased $23.1 million for both the three and nine months ended September 30, 2017. The decrease was primarily related to GMS' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017, while GMS recognized its share of the $100 million reserve in 2016 related to a commodities legal matter.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2017	2016
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$3,389
Fee-earning AUM based on invested capital	1,202	1,343
Fee-earning AUM based on collateral balances, at par	17,647	17,677
Fee-earning AUM based on net asset value	41	4,761
Fee-earning AUM based on other (2)	2,096	1,797
Total Fee-earning AUM	$26,012	$28,967
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.36%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$25,214	$28,732	$24,126	$30,972
Inflows, including Fee-paying Commitments (1)	29	810	1,138	1,268
Outflows, including Distributions (2)	(15)	(45)	(161)	(594)
Subscriptions, net of Redemptions (3)	—	(373)	—	(2,266)
Changes in CLO collateral balances (4)	332	(267)	(17)	(400)
Market Appreciation/(Depreciation) (5)	2	(169)	3	(571)
Foreign Exchange and other (6)	450	279	923	558
Balance, End of Period	$26,012	$28,967	$26,012	$28,967

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

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

Fee-earning AUM was $26.0 billion at September 30, 2017, an increase of $0.8 billion, or approximately 3%, compared to $25.2 billion at June 30, 2017. The difference was driven by foreign exchange gains of $0.5 billion primarily due to the translation of Fee-earning AUM in our European CLOs from EUR to USD and increases in our CLO collateral balances of $0.3 billion. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $26.0 billion at September 30, 2017, an increase of $1.9 billion, or approximately 8%, compared to $24.1 billion at December 31, 2016. The increase was driven by net inflows of $1.1 billion primarily due to new limited partner commitments raised in CSP IV and foreign exchange gains of $0.9 billion primarily due to the translation of Fee-earning AUM in our European CLOs from EUR to USD. This increase was partially offset by $0.2 billion of distributions primarily in our distressed debt carry funds.
Fee-earning AUM was $26.0 billion at September 30, 2017, a decrease of $3.0 billion, or approximately 10%, compared to $29.0 billion at September 30, 2016. This decrease was driven by divestment activity of $4.4 billion related to the transfer of ESG and Claren Road hedge fund assets back to their founders, as well as net redemptions in our hedge funds of $0.5 billion, primarily in our hedge funds at Claren Road and ESG. This decrease was partially offset by net inflows of $1.8 billion, primarily related to new limited partner commitments raised in CSP IV.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2017.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$7,701	$23,191	$30,892	$6,774	$22,625	$29,399
Commitments (1)	363	—	363	1,674	—	1,674
Capital Called, net (2)	(645)	623	(22)	(1,098)	1,196	98
Distributions (3)	13	(226)	(213)	76	(476)	(400)
Subscriptions, net of Redemptions (4)	—	—	—	—	(7)	(7)
Changes in CLO collateral balances (5)	—	377	377	—	131	131
Market Appreciation/(Depreciation) (6)	—	(2)	(2)	—	138	138
Foreign Exchange and other (7)	—	480	480	6	836	842
Balance, End of Period (8)	$7,432	$24,443	$31,875	$7,432	$24,443	$31,875

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(8)
Ending balance is comprised of approximately $19.4 billion from our structured credit funds, $10.4 billion (including $7.4 billion of Available Capital) in our carry funds, and $2.1 billion from our business development company.

Total AUM was $31.9 billion at September 30, 2017, an increase of $1.0 billion, or approximately 3%, compared to $30.9 billion at June 30, 2017. The increase was driven by foreign exchange and other gains of $0.5 billion primarily due to an increase in the gross asset value of our publicly traded BDC and gains on the translation of AUM in our European CLOs from EUR to USD, as well as $0.4 billion of new commitments raised primarily in CSC and CCOF. Also driving the increase were $0.4 billion of gains in our CLO collateral balances.
Total AUM was $31.9 billion at September 30, 2017, an increase of $2.5 billion, or approximately 9%, compared to $29.4 billion at December 31, 2016. The increase was driven by $1.7 billion of new commitments raised primarily in CSC, CCOF, and CSP IV, as well as foreign exchange and other gains of $0.8 billion primarily due to the translation of AUM in our European CLOs from EUR to USD. This increase was partially offset by distributions of $0.5 billion, of which $0.1 billion were recallable, primarily in our distressed debt carry funds.

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

The following table reflects the performance of carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of September 30, 2017, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of September 30, 2017			As of September 30, 2017
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Market Strategies (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,468.6	1.8x	17%	11%
CSP III	8/2011	$702.8	$702.8	$1,155.6	1.6x	33%	21%
CEMOF I	12/2010	$1,382.5	$1,465.0	$1,254.5	0.9x	Neg	Neg
All Other Funds(8)			$1,438.5	$1,999.1	1.4x	12%	7%
Coinvestments and Other(9)			$890.6	$838.5	0.9x	NM	NM
Total Fully Invested Funds			$5,849.2	$7,716.2	1.3x	12%	6%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$483.9	$601.4	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$478.6	$520.3	1.1x	NM	NM
All Other Funds			$49.6	$52.2	1.1x	NM	NM
Total Funds in the Investment Period			$1,012.1	$1,173.9	1.2x	NM	NM
TOTAL Global Market Strategies			$6,861.3	$8,890.1	1.3x	12%	6%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2017
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$687.2	0.6x	0.9x	106%			100%	Dec-10	27	Dec-15
CEMOF II	$495.5	1.0x	1.1x	17%			100%	Dec-15	7	Feb-20
CSP III	$491.6	1.4x	1.6x	100%	X	X	80%	Dec-11	23	Aug-15
CSP IV	$296.8	1.2x	1.2x	19%	X		100%	Feb-17	2	Jun-20
All Other Funds (8)	$275.2	0.7x	1.6x		NM	NM
Coinvestment and Other (9)	$717.6	0.8x	0.9x		NM	NM
Total Global Market Strategies	$2,963.8	0.8x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by remaining investment cost.

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

(8)
Aggregate includes the following funds: CSP I, CSP II, CMP I, CMP II, CSC, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$41.1	$33.1	$113.1	$103.7
Portfolio advisory fees, net	—	0.8	—	0.8
Transaction fees, net	—	—	—	—
Total fund level fee revenues	41.1	33.9	113.1	104.5
Performance fees
Realized	30.2	36.3	66.5	42.7
Unrealized	4.2	(6.8)	32.1	19.9
Total performance fees	34.4	29.5	98.6	62.6
Investment income (loss)
Realized	—	—	—	—
Unrealized	1.6	0.2	3.1	(0.8)
Total investment income (loss)	1.6	0.2	3.1	(0.8)
Interest	0.6	0.1	0.9	0.3
Other income	0.1	0.2	0.3	0.4
Total revenues	77.8	63.9	216.0	167.0
Segment Expenses
Compensation and benefits
Direct base compensation	19.7	16.3	51.9	49.9
Indirect base compensation	5.0	2.7	11.9	8.6
Equity-based compensation	2.1	1.6	6.2	5.1
Performance fee related
Realized	29.9	35.8	65.4	41.2
Unrealized	(2.0)	(9.7)	18.4	13.3
Total compensation and benefits	54.7	46.7	153.8	118.1
General, administrative, and other indirect expenses	6.1	17.3	21.6	34.6
Depreciation and amortization expense	0.9	0.9	2.6	2.6
Interest expense	1.6	1.5	4.6	4.5
Total expenses	63.3	66.4	182.6	159.8
Economic Net Income (Loss)	$14.5	$(2.5)	$33.4	$7.2
(-) Net Performance Fees	6.5	3.4	14.8	8.1
(-) Investment Income (Loss)	1.6	0.2	3.1	(0.8)
(+) Equity-based Compensation	2.1	1.6	6.2	5.1
(+) Reserve for Litigation and Contingencies	(2.6)	9.6	(2.6)	9.6
(=) Fee Related Earnings	$5.9	$5.1	$19.1	$14.6
(+) Realized Net Performance Fees	0.3	0.5	1.1	1.5
(+) Realized Investment Income	—	—	—	—
(=) Distributable Earnings	$6.2	$5.6	$20.2	$16.1

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Distributable Earnings

Distributable earnings increased $0.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $4.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2016	$5.6	$16.1
Increases (decreases):
Decrease in realized net performance fees	(0.2)	(0.4)
Increase in fee related earnings	0.8	4.5
Total increase	0.6	4.1
Distributable earnings, September 30, 2017	$6.2	$20.2

Fee Related Earnings

Fee related earnings increased $0.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $4.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2016	$5.1	$14.6
Increases (decreases):
Increase in fee revenues	7.2	8.6
Increase in direct and indirect base compensation	(5.7)	(5.3)
(Increase) decrease in general, administrative and other indirect expenses	(1.0)	0.8
All other changes	0.3	0.4
Total increase	0.8	4.5
Fee related earnings, September 30, 2017	$5.9	$19.1

Fee Revenues. Total fee revenues increased $7.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $8.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles, as well as $1.2 million of catch-up management fees in the the nine months ended September 30, 2017. Fee revenues also benefited from favorable foreign currency adjustments during both the three and nine months ended September 30, 2017. This increase is partially offset by the wind down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $0.5 million and $5.4 million for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $5.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in projected year-end bonuses and increased compensation associated with fundraising activities of $1.6 million.

Direct and indirect base compensation expense increased $5.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an increase in projected year-end bonuses and increased compensation associated with fundraising activities of $3.0 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to negative foreign currency adjustments, partially offset by lower professional fees.
General, administrative and other indirect expenses decreased $0.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to lower professional fees and real estate costs. These decreases were partially offset by negative foreign currency adjustments and increased external costs associated with fundraising activities.
Economic Net Income (Loss)
Economic net income (loss) increased $17.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $26.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The following table provides the components of the changes in economic net income (loss) for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic net income (loss), September 30, 2016	$(2.5)	$7.2
Increases (decreases):
Increase in net performance fees	3.1	6.7
Increase in investment income	1.4	3.9
Increase in equity-based compensation	(0.5)	(1.1)
Increase in fee related earnings	0.8	4.5
Decrease in reserve for litigation and contingencies	12.2	12.2
Total increase	17.0	26.2
Economic net income, September 30, 2017	$14.5	$33.4
Performance Fees. Performance fees (realized and unrealized) for the three and nine months ended September 30, 2017 and 2016 are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Private equity fund vehicles	$34.0	$28.7	$96.7	$62.1
Real estate fund vehicles	0.4	0.8	1.9	0.5
Total performance fees	$34.4	$29.5	$98.6	$62.6
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
The increase in performance fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to higher realizations in our carry funds in 2017. Additionally, our carry funds appreciated 3% in the three months ended September 30, 2017 (excluding the impact of foreign currency, appreciation was 5% for the three months ended September 30, 2017) while appreciating 2% in the three months ended September 30, 2016.
The increase in performance fees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to higher realizations in our carry funds in 2017. Overall, our carry funds appreciated 6% in the nine months ended September 30, 2017 (excluding the impact of foreign currency, appreciation was 14% for the nine months ended September 30, 2017) while appreciating 5% in the nine months ended September 30, 2016.

The $34.4 million of performance fees for the three months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $5.0 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $2.7 million,
•APG Partnership Fund (2009) of $2.6 million,
•APG Partnership Fund (2010) of $2.1 million, and
•Co-investment Fund & Secondaries Fund (2009-2010) of $1.8 million.
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

The $98.6 million of performance fees for the nine months ended September 30, 2017 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $9.4 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $9.3 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $9.0 million,
•Partnership Fund (2008) of $6.0 million,
•APG Partnership Fund (2010) of $5.8 million,
•APG Partnership Fund (2009) of $5.8 million, and
•ASF V (Onshore) of $5.5 million.
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
Performance fees of $29.5 million for the three months ended September 30, 2016 are inclusive of performance fees reversed of approximately $0.6 million. Performance fees of $62.6 million for the nine months ended September 30, 2016 are inclusive of performance fees reversed of approximately $2.5 million. There were no significant performance fees reversed for the three and nine months ended September 30, 2017.
The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Carry funds	3%	2%	6%	5%

Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles.
Net performance fees for the three months ended September 30, 2017 were $6.5 million, representing an increase of $3.1 million from $3.4 million in net performance fees for the three months ended September 30, 2016. Net performance fees for the nine months ended September 30, 2017 were $14.8 million, representing an increase of $6.7 million from $8.1 million in net performance fees for the nine months ended September 30, 2016. The increase in net performance fees for both periods was due to the higher appreciation of the carry funds for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.
Equity-based Compensation. Equity-based compensation was $2.1 million for the three months ended September 30, 2017, an increase of $0.5 million from $1.6 million for the three months ended September 30, 2016.
Equity-based compensation was $6.2 million for the nine months ended September 30, 2017, an increase of $1.1 million from $5.1 million for the nine months ended September 30, 2016.

Reserve for Litigation and Contingencies. Investment Solutions' (“IS”) share of the reserve for litigation and contingencies decreased $12.2 million for both the three and nine months ended September 30, 2017. The decrease was primarily related to IS' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017, while IS recognized its share of the $100 million reserve in 2016 related to a commodities legal matter.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2017 and 2016
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2017	2016
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,145	$9,136
Fee-earning AUM based on invested capital (2)	1,170	1,202
Fee-earning AUM based on net asset value	855	215
Fee-earning AUM based on lower of cost or fair market value	17,176	17,542
Total Fee-earning AUM	$30,346	$28,095

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,468	$27,227	$27,054	$28,191
Inflows, including Fee-paying Commitments (1)	2,343	2,433	5,275	5,013
Outflows, including Distributions (2)	(1,093)	(1,093)	(4,138)	(3,767)
Subscriptions, net of Redemptions (3)	—	(582)	—	(1,584)
Market Appreciation/(Depreciation) (4)	(108)	(208)	(280)	(530)
Foreign Exchange and other (5)	736	318	2,435	772
Balance, End of Period	$30,346	$28,095	$30,346	$28,095

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $30.3 billion at September 30, 2017, an increase of $1.8 billion, or approximately 6%, compared to $28.5 billion at June 30, 2017. This was driven by inflows, including fee-paying commitments of $2.3 billion, due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $0.7 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. Partially offsetting this increase were outflows, including distributions, of $1.1 billion which were primarily attributable to our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $30.3 billion at September 30, 2017, an increase of $3.2 billion, or approximately 12%, compared to $27.1 billion at December 31, 2016. The increase was driven by inflows, including fee-paying commitments, of $5.3 billion due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $2.4 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was partially offset by outflows, including distributions, of $4.1 billion primarily in our AlpInvest carry funds.
Fee-earning AUM was $30.3 billion at September 30, 2017, an increase of $2.2 billion, or approximately 8%, compared to $28.1 billion at September 30, 2016. The increase was driven by inflows, including fee-paying commitments, of $7.5 billion due to activation of previously raised mandates in our AlpInvest vehicles, foreign exchange gains of $1.0 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD, and market appreciation of $0.8 billion in funds outside the investment period. This was partially offset by outflows, including distributions, of $6.5 billion primarily in our AlpInvest carry funds and net redemptions of $0.6 billion in our previously held DGAM fund of funds vehicles.

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
Total AUM as of and for the Three and Nine Months Ended September 30, 2017
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$15,764	$29,902	$45,666	$14,294	$28,798	$43,092
Commitments (1)	1,739	—	1,739	4,620	—	4,620
Capital Called, net (2)	(1,187)	1,207	20	(3,077)	2,954	(123)
Distributions (3)	136	(2,631)	(2,495)	232	(7,007)	(6,775)
Market Appreciation/(Depreciation) (4)	—	896	896	—	2,352	2,352
Foreign Exchange and other (5)	239	977	1,216	622	3,254	3,876
Balance, End of Period	$16,691	$30,351	$47,042	$16,691	$30,351	$47,042

(1)	Represents capital raised by our carry fund vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our carry fund vehicles, net of fund fees and expenses.

(3)	Represents distributions from our carry fund vehicles, net of amounts recycled.

(4)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund vehicles. Fair market values for carry fund vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2017) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2017.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $47.0 billion at September 30, 2017, an increase of $1.3 billion or approximately 3%, compared to $45.7 billion at June 30, 2017. This increase was driven by $1.7 billion of new commitments raised primarily in our AlpInvest carry funds, $1.2 billion of foreign exchange gains resulting from the translation of our Euro-denominated AlpInvest AUM to USD, and $0.9 billion of market appreciation primarily in our AlpInvest carry funds. This was partially offset by $2.6 billion of distributions, primarily in our AlpInvest carry funds, of which $0.1 billion were recallable.
Total AUM was $47.0 billion at September 30, 2017, an increase of $3.9 billion or approximately 9%, compared to $43.1 billion at December 31, 2016. This increase was driven by $4.6 billion of new commitments raised primarily in our AlpInvest carry funds, $3.9 billion of foreign exchange gains resulting from the translation of our Euro-denominated AlpInvest AUM to USD, and $2.4 billion of market appreciation primarily in our AlpInvest carry funds. This was partially offset by $7.0 billion of distributions, primarily in our AlpInvest carry funds, of which $0.2 billion were recallable.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2017, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2017
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)(10)	Net IRR(7)(10)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,204.6	€6,911.1	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,781.0	€7,546.5	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,620.0	€20,020.3	1.6x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,884.2	€7,674.8	1.6x	16%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€3,607.8	€4,474.1	1.2x	12%	11%
Main Fund VI - Fund Investments	2015	€1,106.4	€338.9	€338.1	1.0x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€475.4	€896.0	1.9x	57%	53%
Main Fund II - Secondary Investments	2003	€998.4	€995.9	€1,818.6	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,303.3	€3,473.5	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,916.6	€3,228.5	1.7x	20%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,612.5	€5,402.0	1.5x	22%	20%
Main Fund II - Co-Investments	2003	€1,090.0	€898.7	€2,504.6	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,738.1	€3,764.2	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,328.7	€3,461.1	2.6x	24%	23%
Main Fund V - Co-Investments	2012	€1,122.2	€1,013.3	€2,342.1	2.3x	34%	31%
Main Fund II - Mezzanine Investments	2004	€700.0	€748.9	€1,025.7	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,927.4	€2,601.3	1.3x	10%	9%
All Other Funds (9)	Various		€1,958.7	€2,706.6	1.4x	14%	11%
Total Fully Committed Funds			€50,353.7	€80,189.1	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€4,203.7	€597.7	€629.5	1.1x	NM	NM
Main Fund VI - Co-Investments	2014	€1,114.6	€912.4	€1,270.8	1.4x	22%	20%
Main Fund VII - Co-Investments	2017	€2,254.3	€149.5	€148.9	1.0x	NM	NM
All Other Funds (9)	Various		€605.3	€770.6	1.3x	20%	16%
Total Funds in the Commitment Period			€2,264.9	€2,819.8	1.2x	21%	17%
TOTAL INVESTMENT SOLUTIONS			€52,618.6	€83,008.9	1.6x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$62,094.2	$97,957.2	1.6x
Note: Investment Solutions Fund Performance excludes the impact of Metropolitan Real Estate investment vehicles. As of September 30, 2017, these investment vehicles had a combined fair value of $1.2 billion.

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of September 30, 2017, these excluded investments represent $0.3 billion of AUM at AlpInvest.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2017. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2017, we issued 16 million of our 5.875% Series A Preferred Units for net proceeds of $387.6 million.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.4 billion at September 30, 2017. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $117.4 million at September 30, 2017. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $1.3 billion as of September 30, 2017. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (2.49% at September 30, 2017).
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
Our balance sheet at September 30, 2017 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. On April 6, 2017, we borrowed $250 million under the revolving credit facility of our senior credit facility. This amount was repaid in full on June 2, 2017.
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (1)	Interest Rate as of September 30, 2017
October 3, 2013	$—	(2)	$13.2	(2)	September 28, 2018	NA	(3)
June 7, 2016	20.6		20.6		July 15, 2027	3.10%	(4)
February 28, 2017	73.0		—		September 21, 2029	2.33%	(5)
April 19, 2017	22.8		—		April 22, 2031	3.24%	(6) (12)
June 28, 2017	23.1		—		July 22, 2031	3.25%	(7) (12)
July 20, 2017	24.4		—		April 21, 2027	2.84%	(8) (12)
August 2, 2017	22.8		—		July 23, 2029	3.10%	(9) (12)
August 2, 2017	20.6		—		August 3, 2022	1.75%	(10)
August 14, 2017	22.6		—		August 15, 2030	3.16%	(11) (12)
	$229.9		$33.8

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)    Original borrowing of €12.6 million.
(3) Note paid off in the third quarter of 2017.

(4)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three and nine months ended September 30, 2017 and 2016.

(5)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(6)	Incurs interest at LIBOR plus 1.932%.

(7)	Incurs interest at LIBOR plus 1.923%.

(8)	Incurs interest at LIBOR plus 1.536%.

(9)	Incurs interest at LIBOR plus 1.808%.

(10)	Original borrowing of €17.4 million; incurs interest at LIBOR plus 1.75% and has full recourse to the Partnership.

(11)	Incurs interest at LIBOR plus 1.848%.

(12)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity.
European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($73.0 million at September 30, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2017).

Master Credit Agreement - Term Loans. In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the Partnership to purchase eligible interests in CLOs. This agreement will terminate in January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan will bear interest at LIBOR plus a weighted average spread and an applicable margin. Interest will be due quarterly.
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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Notes 5 and 7 to the unaudited condensed consolidated financial statements). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.83% at September 30, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 9 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.33% at September 30, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. These promissory notes are scheduled to mature on July 15, 2019.
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
Preferred Units. On September 13, 2017, we issued 16 million of our Preferred Units for net proceeds of approximately $387.6 million. We plan to use these proceeds for general corporate purposes, including to fund investments. Distributions on the Preferred Units are discretionary and non-cumulative. The Preferred Units may be redeemed at our option, in whole or in part, at any time on or after September 15, 2022 at a price of $25 per Preferred Unit, plus declared and unpaid distributions. In addition, the Preferred Units may be redeemed at our option prior to September 15, 2022, upon the occurrence of change of control, tax redemption or rating agency events. Holders of the Preferred Units will generally have no voting rights and have none of the voting rights given to holders of our common units, except as otherwise provided in Carlyle's limited partnership agreement. Holders of the Preferred Units have no right to require the redemption of the Preferred Units and the Preferred Units do not have a maturity date. See Note 14 of our unaudited condensed consolidated financial statements for more information.
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

Our accrued performance fees by segment as of September 30, 2017, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,130.9	$(9.8)	$2,121.1
Real Assets	624.3	(57.8)	566.5
Global Market Strategies	84.9	—	84.9
Investment Solutions	658.5	—	658.5
Total	$3,498.6	$(67.6)	$3,431.0
Plus: Accrued performance fees from NGP			107.4
Less: Accrued performance fee-related compensation			(1,803.8)
Plus: Receivable for giveback obligations from current and former employees			3.4
Less: Deferred taxes on accrued performance fees			(65.6)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			1.8
Net accrued performance fees before timing differences			1,674.2
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(177.2)
Net accrued performance fees attributable to Carlyle Holdings			$1,497.0
As of September 30, 2017, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Corporate Private Equity:
Buyout	$928.9
Growth Capital	38.1
Total Corporate Private Equity	967.0
Real Assets:
Real Estate	303.9
Natural Resources	134.8
Legacy Energy	(16.0)
Total Real Assets	422.7
Global Market Strategies	44.6
Investment Solutions	62.7
Net accrued performance fees attributable to Carlyle Holdings	$1,497.0

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

In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund costs of litigation and contingencies, including related legal costs;

•	fund the capital investments of Carlyle in our funds;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	make distributions to our common and preferred unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy, and;

•	repurchase our units.
Preferred Unit Distributions. Distributions on the Preferred Units, when and if declared, will be payable quarterly on the 15th day of March, June, September and December of each year, beginning December 15, 2017.   Distributions on the Preferred Units are discretionary and non-cumulative. The Board of Directors of our general partner has declared a quarterly distribution of $0.375347 per Preferred Unit to holders of record at the close of business on December 1, 2017, payable on December 15, 2017. The first distribution on the Preferred Units is calculated based on the date of original issuance.
Common Unit Distributions. With respect to distribution year 2017, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $104.3 million, or $1.08 per common unit, consisting of (i) $0.56 per common unit in respect of the third quarter of 2017, which is payable on November 16, 2017 to common unitholders of record on November 10, 2017, (ii) $0.42 per common unit in respect of the second quarter of 2017, which was paid in August 2017, and (ii) $0.10 per common unit in respect of the first quarter of 2017, which was paid in May 2017.
With respect to distribution year 2016, through November 2016, we paid cumulative distributions of approximately $117.3 million to common unitholders, consisting of (i) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016, (ii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (iii) $0.50 per common unit in respect of the third quarter of 2016, which was paid in November 2016.

Distributions to common unitholders paid during the nine months ended September 30, 2017 totaled $63.0 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016, the amount paid in May 2017 of $0.10 per common unit in respect of the first quarter of 2017, and the amount paid in August 2017 of $0.42 per common unit in respect of the second quarter of 2017. Distributions to common unitholders paid during the nine months ended September 30, 2016 totaled $98.5 million, representing the amount paid in March 2016 of $0.29 per common unit in respect of the fourth quarter of 2015, the amount paid in May 2016 of $0.26 per common unit in respect of the first quarter of 2016, and the amount paid in August 2016 of $0.50 per common unit in respect of the second quarter of 2016.
It is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings Attributable to Common Unitholders for the quarter. “Distributable Earnings Attributable to Common Unitholders” refers to The Carlyle Group L.P.'s share of Distributable Earnings, after an implied provision for current corporate income taxes (other than corporate income taxes attributable to The Carlyle Group L.P.) and preferred unit distributions, net of corporate income taxes attributable to The Carlyle Group L.P. and amounts payable under the tax receivable agreement. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, giveback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.
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

Since our inception through September 30, 2017, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2017, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Corporate Private Equity	$1,190.1
Real Assets	900.6
Global Market Strategies	573.9
Investment Solutions	165.5
Total	$2,830.1
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

Investments as of September 30, 2017 consist of the following (dollars in millions):

Investments	$1,480.9
Less: Amounts attributable to non-controlling interests in consolidated entities	(340.3)
Less: Strategic equity method investments in NGP Management	(396.5)
Less: Investment in NGP accrued performance fees	(107.4)
Investments excluding non-controlling interests and NGP	636.7
Plus: investments in Consolidated Funds, eliminated in consolidation	199.0
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$835.7
Of the $835.7 million of total investments, approximately $229.9 million are financed with loans (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the nine months ended September 30, 2017, we have paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $59.1 million to repurchase and retire 3,695,889 units.
Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$571.8	$127.5
Net cash used in investing activities	(22.4)	(11.5)
Net cash provided by (used in) financing activities	73.7	(73.3)
Effect of foreign exchange rate changes	61.7	9.1
Net change in cash and cash equivalents	$684.8	$51.8
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
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the nine months ended September 30, 2017 and 2016, net cash provided by operating activities primarily included the receipt of management fees and realized performance fees, totaling approximately $1.7 billion and $1.8 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.3 billion for both the nine months ended September 30, 2017 and 2016.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30,

2017, investment proceeds were $297.7 million while investment purchases were $412.4 million. During the nine months ended September 30, 2016, investment proceeds were $219.7 million as compared to purchases of $218.6 million.
The net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2017, purchases of investments by the Consolidated Funds were $2,129.7 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2,135.6 million. For the nine months ended September 30, 2016, purchases of investments by the Consolidated Funds were $1,707.8 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $873.9 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the nine months ended September 30, 2017, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $26.0 million and $13.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Net Cash Used in Financing Activities. Financing activities are a net source of cash in the nine months ended September 30, 2017 and a net use of cash in the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, the Partnership received net proceeds of $387.6 million from the issuance of preferred units. See Note 14 to the unaudited condensed consolidated financial statements for more information on the preferred units.
For the nine months ended September 30, 2017, the Partnership received net proceeds of $202.6 million from the issuance of various CLO term loans. See Note 7 to the unaudited condensed consolidated financial statements for more information on these term loans.
Distributions to our common unitholders were $63.0 million and $98.5 million for the nine months ended September 30, 2017 and 2016, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $163.1 million and $300.9 million for the nine months ended September 30, 2017 and 2016, respectively. The net (payments) borrowings on loans payable by our Consolidated Funds during the nine months ended September 30, 2017 and 2016 were $(312.7) million and $339.7 million, respectively. Contributions from non-controlling interest holders were $87.7 million and $75.3 million for the nine months ended September 30, 2017 and 2016, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2017 and 2016, distributions to non-controlling interest holders were $74.0 million and $87.3 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $11.7 billion at September 30, 2017, an increase of $1.7 billion from December 31, 2016. The increase in total assets was primarily attributable to increases in accrued performance fees, cash and cash equivalents and investments of $1,017.5 million, $684.8 million, and $373.9 million, respectively. These increases were partially offset by a decrease in cash and cash equivalents held at Consolidated Funds of $566.1 million and the deconsolidation in the three months ended September 2017 of the total assets of the real estate VIE of $176.9 million. Cash and cash equivalents, including corporate treasury investments, were approximately $1.5 billion at both September 30, 2017 and December 31, 2016.
Total liabilities were $8.9 billion at September 30, 2017, an increase of $0.4 billion from December 31, 2016. The increase in liabilities was primarily attributable to increases in accrued compensation and benefits and debt obligations of $513.3 million and $250.4 million, respectively. These increases were partially offset by decreases in other liabilities of Consolidated Funds and the deconsolidation in the three months ended September 2017 of the liabilities of the real estate VIE of $161.6 million and $203.9 million, respectively, from December 31, 2016 to September 30, 2017.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 18 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2017, our total assets were $7.4 billion, including cash and cash equivalents, including corporate treasury investments, of $1.5 billion and net accrued performance fees of $1.5 billion.

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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2017 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$6.7	$47.2	$133.8	$1,329.9	$1,517.6
Interest payable(b)	16.6	132.3	128.0	771.9	1,048.8
Contingent cash and other consideration(c)	8.5	65.7	3.3	—	77.5
Operating lease obligations(d)	12.6	96.0	90.4	334.6	533.6
Capital commitments to Carlyle funds(e)	2,830.1	—	—	—	2,830.1
Tax receivable agreement payments(f)	—	1.4	26.0	128.5	155.9
Loans payable of Consolidated Funds(g)	20.5	162.8	163.0	4,371.4	4,717.7
Unfunded commitments of the CLOs(h)	0.2	—	—	—	0.2
Consolidated contractual obligations	2,895.2	505.4	544.5	6,936.3	10,881.4
Loans payable of Consolidated Funds(g)	(20.5)	(162.8)	(163.0)	(4,371.4)	(4,717.7)
Capital commitments to Carlyle funds(e)	(2,480.2)	—	—	—	(2,480.2)
Unfunded commitments of the CLOs(h)	(0.2)	—	—	—	(0.2)
Carlyle Operating Entities contractual obligations	$394.3	$342.6	$381.5	$2,564.9	$3,683.3

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

(b)
The interest rate on the debt obligations as of September 30, 2017 consist of: 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.49% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 3.25% for our CLO term loans, approximately 3.83% on $108.8 million of our NGP promissory note and approximately 3.33% on $53.9 million of our settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions, strategic investment in NGP Management, payments related to the acquisition of secondary interests in Carlyle funds and other obligations.

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

(e)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.8 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2017, at spreads to market rates pursuant to the debt agreements, and range from 0.78% to 8.91%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $17.7 million at September 30, 2017 as we are unable to estimate when such amounts may be paid.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of September 30, 2017.

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

Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2016 through September 30, 2017 is as follows:

	Units as of December 31, 2016	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of September 30, 2017
The Carlyle Group L.P. common units	84,610,951	8,408,673	—	4,800,473	(14,190)	97,805,907
Carlyle Holdings partnership units	241,847,796	—	(437,314)	(4,800,473)	—	236,610,009
Total	326,458,747	8,408,673	(437,314)	—	(14,190)	334,415,916
The Carlyle Group L.P. common units issued during the period from December 31, 2016 through September 30, 2017 relate to the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2017. Further, The Carlyle Group L.P. common units in the table above includes 7,782 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2016 through September 30, 2017 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.

The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Beginning with the second quarter of 2017, senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three and nine months ended September 30, 2017, senior Carlyle professionals exchanged approximately 1.6 million and 4.6 million, respectively, of their Carlyle Holdings partnership units for common units.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2016 through September 30, 2017 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The total units as of September 30, 2017 as shown above exclude approximately 0.5 million common units in connection with the vesting of deferred restricted common units subsequent to September 30, 2017 that will participate in the common unitholder distribution that will be paid in November 2017.

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
There was no material change in our market risks during the three months ended September 30, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 9, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, which was publicly announced on February 10, 2016, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2017, no units were repurchased. As of September 30, 2017, we had approximately $141 million in remaining authorization under the unit repurchase program.

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

3.2
Second Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

4.1
Form of 5.875% Series A Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

10.1
Second Amended and Restated Limited Partnership Agreement of Carlyle Holdings I L.P. dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

10.2
Second Amended and Restated Limited Partnership Agreement of Carlyle Holdings II L.P. dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

10.3
Second Amended and Restated Limited Partnership Agreement of Carlyle Holdings III L.P. dated September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

10.4
Amendment No. 2 to Exchange Agreement, dated as of September 13, 2017, among Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., related to the Exchange Agreement, dated as of May 2, 2012, among Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

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

99.1
Second Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: October 31, 2017	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)