Form 10-K
period 2017-12-31
Carlyle Group L.P.
filed 2018-02-15
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-35538

The Carlyle Group L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-2832612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Pennsylvania Avenue, NW Washington, D.C.	20004-2505
(Address of principal executive offices)	(Zip Code)
(202) 729-5626
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	The NASDAQ Global Select Market
5.875% Series A Preferred Units	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2017 was $1,788,459,848.
The number of the Registrant’s common units representing limited partner interests outstanding as of February 9, 2018 was 100,473,514.
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

•	Global Credit (formerly known as Global Market Strategies): Distressed credit, energy credit, opportunistic credit and corporate mezzanine funds, and other closed-end credit funds advised by Carlyle

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude those funds advised by NGP Energy Capital Management in which Carlyle is not entitled to receive a share of carried interest (or “NGP management fee funds”), collateralized loan obligation vehicles (“CLOs”), business development companies, and our former hedge fund platform.

For an explanation of the fund acronyms used throughout this Annual Report, refer to “Item 1. Business-Our Family of Funds.”
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

(b)
the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired, Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds, and one of our business development companies;

(c)
the amount of aggregate fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO;

(d)	the external investor portion of the net asset value of our hedge fund and fund of hedge funds vehicles (pre redemptions and subscriptions), as well as certain carry funds;

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds; or

(f)	the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:
(a) the aggregate fair value of our carry funds and related co-investment vehicles, NGP management fee funds and separately managed accounts, plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions);

(c)	the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles, mutual fund and other hedge funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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

PART I.

ITEM 1.    BUSINESS
Overview
We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with more than $195 billion in AUM across 317 investment vehicles as of December 31, 2017. We have more than 1,600 employees, including 654 investment professionals in 31 offices across six continents, and we serve more than 1,750 active carry fund investors from 83 countries. Across our Corporate Private Equity (“CPE”) and Real Assets segments, as of December 31, 2017, we had investments in 279 active portfolio companies that employ more than 650,000 people. In general, we have more investment professionals, offices, investment funds and investments across our platform than many of our peers. We have structured our firm in this manner to provide our fund investors with a more diverse product set tailored to individual investing decisions, and a broader global reach, but such structure increases our costs of doing business.
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

During 2017, we continued to work in furtherance of our fundamental tenets by focusing on investing wisely and driving asset appreciation to create value for our investors, making significant progress toward our goal of raising $100 billion in new capital commitments during our four-year fundraising plan that will end in 2019 and building a premier global credit platform.
Operational and strategic highlights for our firm for 2017 include:

•	During 2017, we raised approximately $43 billion in new commitments across our platform, bringing the total gross commitments raised since 2016 to $57 billion.

•	During 2017, we made investments through our carry funds of approximately $22 billion, a record level, and we realized proceeds of approximately $26 billion.

•	During 2017, the value of our carry fund portfolio increased by approximately 20%.

•
In October 2017, we appointed Kewsong Lee and Glenn Youngkin as Co-Chief Executive Officers of the firm, effective January 1, 2018. Carlyle’s three founders, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, will continue to remain actively involved in our business. Messrs. Conway and Rubenstein are now serving as Co-Executive Chairmen of the Board of Directors of our general partner and Mr. Conway is also serving as our Co-Chief Investment Officer. Mr. D’Aniello is serving as Chairman Emeritus of the Board of Directors of our general partner and all three of our founders continue to serve as members of our Executive Group. Peter Clare was also named as Co-Chief Investment Officer and is serving in such role alongside Mr. Conway. Mr. Clare also continues to serve as Co-head of our U.S. buyout team. Messrs. Clare, Lee and Youngkin also have joined the Board of Directors of our general partner and all three serve on our Executive Group.

•	On September 13, 2017, we issued 16 million 5.875% Series A Preferred Units at $25.00 a unit for total gross proceeds of $400 million that we will use for general corporate purposes.

•
We further aligned our interests with those of our fund investors as Carlyle, our senior Carlyle professionals, advisors and other professionals increased commitments to our investment funds by over $2.2 billion during the year for a total cumulative commitment of $11.9 billion as of December 31, 2017.

•
Each of our segments continued to leverage the One Carlyle platform to take advantage of economies of scale and we continue to work across the firm to develop different products for our fund investors.

Operational and strategic highlights for our four business segments for 2017 include:

•	CPE:

◦
CPE has many of its large buyout funds currently in the market, including our latest generation U.S. Buyout fund, European buyout fund and Asia buyout fund. During 2017, we raised $21 billion in new capital commitments for our CPE funds.

◦
Despite a challenging environment for investing due to high asset prices and significant competition, CPE invested a record $11 billion in 2017 in, among others, ADB Safegate (a CEP IV portfolio company), Albany Molecular (a CP VI portfolio company), Arctic Glacier (a CGP portfolio company), Atotech (a CP VI, CEP IV and CAP IV portfolio company), Golden Goose Deluxe Brand (a CEP IV and CAGP V portfolio company), MedRisk (a CP VI portfolio company), Pharmaceutical Product Development (a CP VI portfolio company), The TCW Group, (a CGP portfolio company), WellDyneRx (a CP VI portfolio company), Wildhorse Resource Development Corporation (a CP VI and NGP portfolio company) and ZeroChaos (a CP VI portfolio company).

◦
CPE realized proceeds of $11.2 billion for our CPE carry fund investors in 2017. We sold stakes or otherwise generated proceeds in, among others, Coates Hire Limited (a CAP II portfolio company), Dealogic (a CP VI portfolio company), ECi Software Solutions (a CEOF I portfolio company), Edgewood Partners Holdings (a CGFSP I and CGFSP II portfolio company), Focus Media (a CAP III portfolio company), Multi Packaging Solutions (a CEP III portfolio company), The Nature's Bounty Co. (a CP V and CEP III portfolio company), Pharmaceutical Product Development (a CP V portfolio company), The TCW Group (a CP V and CGFSP I portfolio company) and Tsubaki Nakashima Co. (a CJP II portfolio company).

•	Real Assets:

◦
Our strategic partner, NGP Energy Capital Management ("NGP"), launched fundraising for its twelfth fund and we continued fundraising for our open-ended core-plus real estate fund, our new global infrastructure opportunities fund and our eighth opportunistic U.S. real estate fund. In total, we closed on approximately $10.2 billion in new commitments to our Real Assets segment during 2017.

◦
During 2017, we invested $4.4 billion in our Real Assets segment. Of this amount, we invested approximately $2 billion to acquire or develop real estate properties, primarily in the U.S. across multiple sectors, including multifamily, commercial, senior living and for-sale residential properties. Our international energy team was particularly active during the year investing approximately $700 million. We also invested in oil and gas transactions and power generating facilities in the United States. In total, our natural resources platform invested $2.3 billion in 2017. We or NGP made investments in, among others, Assala Energy (a CIEP I portfolio company), Camino Natural Resources (an NGP XI and NGP XII portfolio company), Castell Oil Company (an NGP XI portfolio company), COG Energy (a CIEP I portfolio company), Lincoln Power, LLC (a CPP II portfolio company), NGP Vantage Energy (a NGP XI portfolio company), Titus Oil and Gas (an NGP XI portfolio company) and Mallard Exploration (a NGP XII portfolio company). Our European real estate team was also active in 2017 and focused on investments through four platforms: a co-working platform in London, a residential platform in Berlin, a French logistics platform and an Italian logistics platform.

◦
We realized proceeds of approximately $4.6 billion for our Real Assets carry fund investors in 2017 and exited (fully or partially) a number of assets, including, among others, 71 Smith Street (a CRP IV portfolio company), ITS Technologies and Logistics (a CIP portfolio company), Pattern Energy Group (a Renew II portfolio company), Red Oak Power Holdings (a CIP and CPP portfolio company), Riverside (a CRP VI portfolio company), Talen Energy Corporation (an Energy III and Renew II portfolio company), Terraform Power (a Renew II portfolio company) and Varo Energy (a CIEP I portfolio company).

◦
Our international energy team formed Regalwood Global Energy, a special purpose acquisition company (SPAC) that will be investing in oil and gas assets. In December 2017, the SPAC closed its initial public offering of 30 million units at $10 per unit and is actively seeking investments.

•	Global Credit (formerly known as Global Market Strategies):

◦
We closed our fourth-generation distressed credit fund at $2.5 billion, closed our structured credit fund at more than $800 million, and raised approximately $750 million for our inaugural credit opportunities fund. We also continued fundraising for our direct lending platform across multiple vehicles, including two business development companies (BDCs). We closed four new collateralized loan obligations (“CLOs”) in the U.S. and three new CLOs in Europe in 2017, with $20.2 billion of AUM across all of our CLOs at December 31, 2017. In total, we raised more than $6.6 billion in new capital commitments for our Global Credit funds during 2017.

◦
TCG BDC Inc., the largest vehicle in our direct lending platform, was successfully listed on the NASDAQ Global Select Market in June 2017, in what was the largest initial public offering ever in its sector.

•	Investment Solutions:

◦
During 2017, we deployed $4.4 billion in investments across our platform. We finalized our fundraising for our sixth AlpInvest secondaries program and our seventh AlpInvest co-investment program and successfully raised over $9 billion for these two strategies including amounts reserved for managed accounts. We also began to deploy capital out of both of these strategies during the year.

◦
We signed 11 new managed accounts, finished investing our first real estate secondaries fund and launched our second Metropolitan Real Estate secondaries fund. We also launched a new platform through AlpInvest focused on investments in general partners. This platform seeks to invest directly in middle market general partners globally.

◦	Our exit activity in our Investment Solutions segment was robust this year, realizing proceeds of $9.6 billion for our Investment Solutions investors.
Business Segments
We operate our business across four segments: (1) CPE, (2) Real Assets, (3) Global Credit and (4) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although our corporate headquarters is based in the United States and a significant amount of our revenues are generated domestically, we have established investment vehicles whose primary focus is making investments in specified geographical locations. Refer to “Information by Geographic Location” in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on consolidated revenues and assets based on the geographical focus of the associated investment vehicle.
Corporate Private Equity
Our CPE segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds that pursue a wide variety of corporate investments of different sizes and growth potentials. Our 33 active CPE funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. In our CPE segment we also have 57 active external co-investment entities. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.
Our CPE teams have two primary areas of focus:

•
Buyout Funds. Our buyout teams advise a diverse group of 23 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan Africa or South America) or a particular industry, (e.g., financial services). In general, we expect the next generation of our large buyout funds to be meaningfully larger than their predecessor funds. In 2017, we held first closings for our seventh U.S. buyout fund, our fifth Asia buyout fund and our third global financial services fund. We invested $10.3 billion in new and follow-on investments through our buyout funds. As of December 31, 2017, our buyout funds had, in the aggregate, approximately $66.5 billion in AUM.

•
Growth Capital Funds. Our 10 active growth capital funds are advised by four regionally-focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. We invested $0.8 billion in new and follow-on investments through our growth capital funds. As of December 31, 2017, our growth capital funds had, in the aggregate, approximately $6.0 billion in AUM.

From inception through December 31, 2017, our CPE segment has invested approximately $87 billion in 601 investments. Of that total, we have invested 59% in 293 investments in North and South America, 23% in 144 investments in Europe, the Middle East and Africa and 18% in 164 investments in the Asia-Pacific region. We have fully realized 423 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our CPE segment as of December 31, 2017 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$73	37%	$36	178	33	$30	308	$87	601
Real Assets
Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 29 active carry funds focused on real estate, infrastructure and energy and natural resources (including power) and also includes the five NGP management fee funds and four carry funds that are advised by NGP. This segment pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail and residential properties, industrial properties and senior living facilities, as well as oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind farms, refineries, airports, toll roads, transportation, water utility and agriculture, as well as the companies providing services or otherwise related to them.

Our Real Assets teams have two primary areas of focus:

•
Real Estate. Our eleven active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of 115 real estate investment professionals has made more than 850 investments in 397 cities/metropolitan statistical areas around the world as of December 31, 2017, including office buildings, hotels, retail and residential properties, industrial properties, warehouse and logistic assets and senior living facilities. In 2017, we held a first close on our eighth opportunistic U.S. real estate fund and closed a series of coinvestment transactions in our European real estate business. As of December 31, 2017, our real estate funds had, in the aggregate, approximately $18.3 billion in AUM.

•
Energy and Natural Resources. Our energy and natural resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, energy and oilfield services sectors, the renewable and alternative sectors and the power and infrastructure industries around the world. Historically, we conducted our energy investing activities jointly with Riverstone, co-advising four funds with approximately $5.2 billion in AUM as of December 31, 2017 (we refer to these energy funds as our “Legacy Energy funds”). Currently, we conduct our North American energy investing through our partnership with NGP, an Irving, Texas-based energy investor. NGP advises nine funds with more than $13.0 billion in AUM as of December 31, 2017. Through our strategic partnership with NGP, we are entitled to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP management fee funds, and an allocation of income related to the carried interest received by such fund general partners. Our power team focuses on investment opportunities in the North American power generation sector. As of December 31, 2017, the power team managed approximately $2.0 billion in AUM through two funds. Our international energy investment team focuses on investments across the energy value chain outside of North America. As of December 31, 2017, the international energy team managed approximately $3.6 billion in AUM through one fund. In 2017, we held our first closing for our global infrastructure fund focused on infrastructure assets, business and investments in global developed markets. As of December 31, 2017, the global infrastructure team managed more than $0.8 billion in AUM through two funds. We have also invested previously in North American infrastructure companies and assets.

Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have, from inception through December 31, 2017, invested on a global basis more than $49 billion in 1,039 investments, including nearly 200 portfolio companies. Of that total, we have invested 79% in 869 investments in North and South America, 16% in 120 investments in Europe, the Middle East and Africa and 5% in 50 investments in the Asia-Pacific region. We have fully realized 636 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our Real Assets segment as of December 31, 2017 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$43	22%	$32	403	29	$17	144	$49	1,039

(1)	Excludes NGP and Riverstone employees.

(2)	Excludes investment activity of the NGP management fee funds.

(3)	Includes the five NGP management fee funds and four carry funds advised by NGP.
Global Credit
Our Global Credit segment, established in 1999 with our first high yield fund, advises a group of 58 active funds that pursue investment strategies including loans & structured credit, direct lending, opportunistic credit, energy credit and distressed credit. In 2017, we hired several new senior investment professionals to expand Global Credit's investment breadth and geographical presence, including a new head of the opportunistic credit strategy. In early 2018, we rebranded our Global Market Strategies business to "Global Credit" to better align the name of the business segment with its investment focus. We plan to pursue new initiatives from our Global Credit platform that will continue to expand our capabilities in credit.

Primary areas of focus for our Global Credit platform include:

•
Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2017, we closed four new U.S. CLOs and three CLOs in Europe with a total of $2.4 billion and $1.5 billion, respectively, of AUM at December 31, 2017. As of December 31, 2017, our loans and structured credit team advised 46 structured credit funds and two carry funds in the United States, Europe and Asia totaling, in the aggregate, approximately $21.6 billion in AUM.

•
Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, "first out" and "last out" loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2017, our direct lending investment team advised four funds consisting of two BDCs, a CLO and one corporate mezzanine fund, totaling, in the aggregate, more than $2.9 billion in AUM.

•
Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2017, our opportunistic credit team advised one fund totaling, in the aggregate, approximately $0.8 billion in AUM.

•
Energy Credit. Our Energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2017, our energy credit team advised two funds with approximately $4.7 billion in AUM.

•
Distressed Credit. Our distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2017, our distressed credit team advised three funds totaling, in the aggregate, more than $3.4 billion in AUM.

The following table presents certain data about our Global Credit segment as of December 31, 2017 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals
$33	17%	$27	58	109

Investment Solutions
Our Investment Solutions segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity and real estate portfolios through fund of funds, secondary purchases of existing portfolios and managed co-investment programs. Investment Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity, and Metropolitan, one of the largest managers of indirect investments in global real estate.
The primary areas of focus for our Investment Solutions teams include:

•
Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2017, AlpInvest advised 67 vehicles totaling, in the aggregate, approximately $24.9 billion in AUM.

•
Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as AlpInvest. As of December 31, 2017, our co-investment programs were conducted through 49 vehicles totaling, in the aggregate, approximately $8.4 billion in AUM.

•
Private Equity Secondary Investments. Funds managed by AlpInvest acquire limited partnership interests in the secondary market. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. As of December 31, 2017, our secondary investments program was conducted through 50 vehicles totaling, in the aggregate, more than $11.2 billion in AUM.

•
Real Estate Funds of Funds and Co-Secondary Investments. The principal strategic focus in our real estate funds is on value add/opportunistic real estate investments through direct commitments to 90 highly-focused, specialist real estate managers across the globe. As of December 31, 2017, we advised 31 real estate vehicles with approximately $1.8 billion in AUM. We also focus on real estate secondaries and co-investments.

The following table presents certain data about our Investment Solutions segment as of December 31, 2017 (dollar amounts in billions). See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our AlpInvest carry fund vehicles.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$46	24%	$30	197	$16	86	$67

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

Investment Approach
Corporate Private Equity
The investment approach of our CPE teams is generally characterized as follows:

•
Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our CPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle's competitive advantages, sector experience and the global One Carlyle platform. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience (i.e., the “Carlyle Edge”) we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our corporate private equity funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

•
Geographic- and Industry-Focused. We have developed a global network of local investment teams with deep local insight into the areas in which they invest and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allow them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We believe that our global platform helps enhance all stages of the investment process, including by facilitating faster and more effective diligence, a deeper understanding of global industry trends and priority access to the capital markets. We have particular industry expertise in aerospace, defense and government services, consumer and retail, financial services, healthcare, industrial, telecom, media and technology and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to drive value creation.

•
Variable Deal Sizes and Creative Structures. We believe that having the resources to complete investments of varying sizes provides us with the ability to enhance investment returns while providing for prudent industry, geographic and size diversification. Our teams are staffed not only to effectively pursue large transactions, but also other transactions of varying sizes. We often invest in smaller companies and this has allowed us to obtain greater diversity across our entire portfolio. Additionally, we may undertake large, strategic minority investments with certain control elements or private investment in public equity (PIPE) transactions in large companies with a clear exit strategy. In certain jurisdictions around the world, we may make investments with little or no debt financing and seek alternative structures to opportunistically pursue transactions. We generally seek to obtain board representation and typically appoint our investment professionals and advisors to represent us on the boards of the companies in which we invest. Where our funds, either alone or as part of a consortium, are not the controlling investor, we typically, subject to applicable regulatory requirements, acquire significant voting and other control rights with a view to securing influence over the conduct of the business.

•
Driving Value Creation. Our CPE teams seek to make investments in portfolio companies in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a CPE investment, our investment teams will prepare and execute a value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

◦	Reach: Our global team and global presence enables us to support international expansion efforts and global supply chain initiatives.

◦	Expertise: Our deep bench of investment professionals and industry specialists provide extensive sector-specific knowledge and local market expertise.

◦
Insight: We engage approximately 30 operating executives as independent consultants to work with our investment teams during due diligence, provide board-level governance and support and advise our portfolio company CEOs. These operating executives are former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. We use this collective group of operating executives to provide special expertise to support specific value creation initiatives.

◦
Data: The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes over 175 active portfolio companies as of December 31, 2017, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach.

◦
Information Technology Resources: Carlyle has established an Information Technology (“IT”) capability that contributes to due diligence, portfolio company strategy and portfolio company operations. The capability includes dedicated information technology and business process resources, including assistance with portfolio company risk assessments and enhanced deal analytics.

◦
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
Generally, the investment approach of our real estate teams is characterized as follows:

•
Pursue Single Asset Transactions. In general, our U.S. real estate funds have focused on single asset transactions. We follow this approach in the U.S. because we believe that pursuing single assets enables us to better understand the factors that contribute to the fundamental value of each property, mitigate concentration risk, establish appropriate asset-by-asset capital structures and maintain governance over major property-level decisions. In addition, the direct ownership of assets typically enables us to effectively employ an active asset management approach and reduce financing and operating risk, while increasing the visibility of factors that affect the overall returns of the investment. In the U.S., we plan to continue to focus on single asset transactions in both our opportunistic and core plus investment strategies. Outside the U.S., we continue to opportunistically invest in the Asia and European markets.

•
Seek out Strong Joint Venture Partners or Managers. Where appropriate, we seek out joint venture partners or managers with significant operational expertise and/or deal sourcing capability. For each joint venture, we design structures and terms to align interests and provide situationally appropriate incentives, often including, for example, the subordination of the joint venture partner’s equity and profits interest to that of a fund, giveback provisions and/or profits escrow accounts in favor of a fund and exclusivity. We also typically structure positions with control or veto rights over major decisions.

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

•
Focus on Sector-Specific Strategies. Our real estate funds focus on specific sectors and markets in areas where we believe the fundamentals are sound and dynamic capital markets allow for identification of assets whose value is not fully recognized. The real estate funds we advise have invested according to strategies established in several main sectors: office, hotel, retail, residential, industrial, warehouse and logistics and senior living.

•
Actively Manage our Real Estate Investments. Our real estate investments often require active management to uncover and create value. Accordingly, we have put in place experienced local asset management teams to assist in communicating with operating partners and property managers on a regular basis. These teams add value through analysis and execution of capital expenditure programs, development projects, lease negotiations, operating cost reduction programs and asset dispositions. The asset management teams work closely with the other real estate professionals to effectively formulate and implement strategic management plans.

•
Manage the Exit of Investments. We believe that “exit management” is as important as traditional asset management in order to take full advantage of the typically short windows of opportunity created by temporary imbalances in capital market forces that affect real estate. In determining when to exit an investment, our real estate teams consider whether an investment has fulfilled its strategic plan, the depth of the market and generally prevailing industry conditions. Throughout our investment holding period, our investment professionals remain actively engaged in and focused on managing the steps needed to proceed to a successful exit.

Our energy and natural resources activities primarily focus on four areas: international energy, North American energy, power and infrastructure.

•
International Energy Investing. Our international energy team pursues investment opportunities in oil and gas exploration and production, midstream, oilfield services and refining and marketing in Europe, Africa, Latin America and Asia. Seeking to take advantage of the lack of capital in the international energy market, we pursue transactions where we have a distinctive competitive advantage and can create tangible value for the companies in which we invest, through industry specialization, deployment of human capital and access to our global network. In seeking to build a geographically-diverse international energy portfolio, we focus on cash-generating opportunities, with a particular focus on proven reserves and production, and strategically seek to enhance the efficiency of the portfolio through exploration or infrastructure improvements. We may pursue investment opportunities of variable size, and utilize alternative structures and sources of capital, including incorporating blank check companies to invest alongside our funds to effectively pursue large transactions.

•
North American Energy Investing. We conduct our current North American energy investing through our strategic partnership with NGP, an Irving, Texas-based energy investment firm that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing, as well as agricultural investments and properties. NGP seeks to align itself with “owner-managers” who are invested in the enterprise, have a top-tier technical team and who have a proprietary edge that differentiates their business plan. NGP strives to establish a portfolio of platform companies to grow through acquisitions and development and provides financial and strategic support and access to additional capital at the lowest cost. We do not control or manage the NGP management fee funds or the existing carry funds that are advised by NGP. NGP is managed by its senior leadership.

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

•
Global Infrastructure Investing. Our global infrastructure team pursues investments across a variety of sectors and geographies. The fund team targets investment opportunities primarily domiciled in developed markets with strong commercial systems and rule of law. The team utilizes a value-added approach to transaction sourcing, diligence and asset management and seeks to generate attractive risk-adjusted returns for the fund. The team seeks to enhance the value of its investments through strategic and operational impact including risk management techniques utilized across Carlyle's global corporate private equity and natural resources investment businesses. The goal of this approach is to increase the profitability of the investments, increase cash flow yield and enhance the attractiveness of the asset for ultimate exit to a trade buyer, core infrastructure buyer or the public markets.

Global Credit
The investment approach of our Global Credit platform's credit-focused funds is generally characterized as follows:

•
Source Investment Opportunities. Our Global Credit team sources investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictable cash flow, a definable competitive advantage and products or services that are value added to its customer base.

•
Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our Global Credit team employs an integrated, cross platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 270 active portfolio companies and lending relationships with over 700 companies, 13 credit industry research analysts, and in-house government affairs and economic research teams.

•
Evaluation of Macroeconomic Factors. Our Global Credit team evaluates technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

•
Risk Minimization. Our Global Credit team seeks to make investments in capital structures to enable companies to both expand and weather downturns and/or below-plan performance. The team works to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our Global Credit team works to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.
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

•
Proactive Sourcing: Our extensive network of private equity and real estate managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the best opportunities are found in areas that are less subject to competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies) and vintage year of the active funds in each of our segments, as of December 31, 2017. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$14.1 bn	2017	U.S.	$16.4 bn	2006-2017	CRP VIII	$5.0 bn	2017
CP VI	$13.0 bn	2014	Europe	€8.5 bn	2005-2017	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$838 mm	2016	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$445 mm	2015	CRP IV	$950 mm	2005
CGFSP III	$491 mm	2017	Direct Lending			CRP III	$564 mm	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Carlyle Europe Real Estate Partners
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$570 mm	2017	CER	€99 mm	2017
Carlyle Europe Partners			TCG BDC, Inc.	$2.0 bn	2013	CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	Corporate Mezzanine Carry Fund			Carlyle Asia Real Estate Partners
CEP III	€5.3 bn	2007	CMP II	$553 mm	2008	CCR	$120 mm	2016
CEP II	€1.8 bn	2003	Opportunistic Credit Carry Fund			CAREP II	$486 mm	2008
Carlyle Asia Partners			CCOF	$757 mm	2017	Core Plus Real Estate (U.S.)
CAP V	$4.7 bn	2017	Energy Credit Carry Funds			CPI	$1.1 bn	2016
CBPF II	RMB 301 mm	2017	CEMOF II	$2.8 bn	2015	Natural Resources Funds
CAP IV	$3.9 bn	2014	CEMOF I	$1.4 bn	2011	Infrastructure Carry Fund
CBPF I	RMB 2.0 bn	2010	Distressed Credit Carry Funds			CGIOF	$756 mm	2017
CAP III	$2.6 bn	2008	CSP IV	$2.5 bn	2016	CIP I	$1.1 bn	2006
CAP II	$1.8 bn	2006	CSP III	$703 mm	2011	Power Carry Funds
Carlyle Japan Partners			CSP II	$1.4 bn	2007	CPP II	$1.5 bn	2014
CJP III	¥119.5 bn	2013				CPOCP	$478 mm	2013
CJP II	¥165.6 bn	2006				International Energy Carry Fund
Carlyle MENA Partners			Investment Solutions			CIEP I	$2.5 bn	2013
MENA I	$471 mm	2008	AlpInvest			NGP Energy Carry Funds
Carlyle South American Buyout Fund			Fund of Private Equity Funds			NGP XII	$2.8 bn	2017
CSABF I	$776 mm	2009	67 vehicles	€41.6 bn	2000-2017	NGP XI	$5.3 bn	2014
Carlyle Sub-Saharan Africa Fund			Secondary Investments			NGP X	$3.6 bn	2012
CSSAF I	$698 mm	2012	50 vehicles	€14.7 bn	2000-2017	NGP Agribusiness Carry Fund
Carlyle Peru Fund			Co-Investments			NGP GAP	$402 mm	2014
CPF I	$308 mm	2012	49 vehicles	€14.4 bn	2000-2017	NGP Management Fee Funds
Carlyle Global Partners			Metropolitan Real Estate			Various[2]	$7.2 bn	2004-2008
CGP	$3.6 bn	2015	Real Estate Fund of Funds			Legacy Energy Carry Funds
Growth Carry Funds			31 vehicles	$3.6 bn	2002-2017	Carlyle/Riverstone Global Energy
Carlyle U.S. Venture/Growth Partners						Energy IV	$6.0 bn	2008
CEOF II	$2.4 bn	2015				Energy III	$3.8 bn	2005
CEOF I	$1.1 bn	2011				Energy II	$1.1 bn	2003
CUSGF III	$605 mm	2006				Carlyle/Riverstone Renewable Energy
CVP II	$602 mm	2001				Renew II	$3.4 bn	2008
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$292 mm	2017
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of December 31, 2017, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call.

(1)	Amounts represent gross assets plus any available capital as of December 31, 2017.

(2)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Organizational Structure
The simplified diagram below depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2017. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held. As discussed in greater detail below, The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units that is equal to the number of common units that The Carlyle Group L.P. has issued and benefits from the income of Carlyle Holdings to the extent of its equity interests in the Carlyle Holdings partnerships. While the holders of common units of The Carlyle Group L.P. are entitled to all of the economic rights in The Carlyle Group L.P., the limited partners of the Carlyle Holdings partnerships, like the wholly owned subsidiaries of The Carlyle Group L.P., hold Carlyle Holdings partnership units that entitle them to economic rights in Carlyle Holdings to the extent of their equity interests in the Carlyle Holdings partnerships. Public investors do not directly hold equity interests in the Carlyle Holdings partnerships.

Senior Carlyle Professionals
100%
Carlyle Holdings Limited Partners
TCG Carlyle Global Partners L.L.C. (Delaware L.L.C.)
Carlyle Group Management L.L.C. (Delaware L.L.C.)
Common Unitholders
Carlyle Holdings partnership units
Limited partner interest
70% of Carlyle Holdings partnership units (70% of economic rights in Carlyle Holdings)
Not publicly-traded
Exchangeable on a one-for-one basis for publicly-traded common units
Special Voting Unit
No economic rights
70% of limited partner voting power
General Partner
No economic rights
Board of directors
Common units
Limited partner interest(1)
100% of economic rights in The Carlyle Group L.P. (indirectly 30% of economic rights in Carlyle Holdings)
30% of limited partner voting power
Publicly traded
The Carlyle Group L.P. (Delaware L.P.)
100%
100%
100%
Carlyle Holdings I GP Inc. (Delaware Corp.)
Carlyle Holdings II GP L.L.C. (Delaware L.L.C.)
Carlyle Holdings III GP L.P. (Québec SEC)
General partner and Carlyle Holdings partnership units
30% of Carlyle Holdings partnership units
Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
30% of Carlyle Holdings partnership units
Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
30% of Carlyle Holdings partnership units
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

LP Relations
Our diverse and sophisticated investor base includes more than 1,750 active investors in our carry funds, excluding Investment Solutions, located in 83 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.

We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $43 billion in 2017. We work for our fund investors and continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-selling products across our diverse platform. We have a dedicated in-house LP relations group, which includes 26 geographically-focused professionals with extensive investor relations and fundraising experience. In addition, we have 16 product specialists with a focus on specific business segments and 11 professionals focused on high net worth distribution. Our LP relations group is supported by 47 support staff responsible for project management and fulfillment. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor investor preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
As of December 31, 2017, approximately 92% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund and approximately 62% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of over 450 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 27 professionals and a government relations group with a presence around the globe, which includes 16 professionals as of December 31, 2017. We intend to continue to build and invest in our legal, regulatory and compliance and tax functions to enable our investment teams to better serve our investors.
Structure and Operation of Our Investment Funds
We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through limited partnerships, which are organized by us, to accept commitments and/or funds for investment from institutional investors and high net worth individuals. Each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. Generally, the limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including the removal of the general partner or early liquidation of the partnership by majority vote, as discussed below. Most of our funds also have an investor advisory committee, comprising representatives of certain limited partners, which may consider and/or waive conflicts of interest or otherwise consult with the general partner on certain partnership matters. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets. More often, however, we retain investment discretion with respect to separately managed accounts we advise.

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
Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940

Act and purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the Securities and Exchange Commission ("SEC"), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, register as investment companies under the 1940 Act or elect to be regulated as business development companies under the 1940 Act.
The governing agreements of the vast majority of our investment funds provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to affirmatively vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm, cease to control the general partner (or similar managing entity) or the investment adviser or cease to hold a specified percentage of the economic interests in the general partner.
With limited exceptions, our carry funds, business development companies, and NGP management fee funds are closed-end funds. In a closed-end fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, each limited partnership contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors' interests are usually locked up for a period of time after which investors may generally redeem their interests on a quarterly basis, to the extent that sufficient cash is available.
With respect to our CPE, Real Assets and Global Credit carry funds, investors generally agree to fund their commitment over a period of time. For our private equity funds, the commitment period generally runs until the earlier of (i) the sixth anniversary of either the effective date (the date we start charging management fees for the fund) or the initial closing date or the fifth anniversary of the final closing date of the fund; (ii) the date the general partner cancels such obligation due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 75% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (iv) the failure of certain key persons to devote a specified amount of time to such fund or Carlyle, to control the general partner or the investment adviser or to hold a specified percentage of the economic interests in the general partner, unless upon any of these events the investors vote to continue the investment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing companies. Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, although certain funds do not have a time limit and there may be limitations on how much the fund is permitted to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of the fund's aggregate capital commitment.
For the latest generation of our real estate funds, the commitment period generally runs for a period of between two and five years from the final closing date, provided that the general partner may unilaterally extend such expiration date for one year and may extend it for another year with the consent of a majority of the limited partners or the investment advisory committee for that fund. Investors in the latest generation of our real estate funds are also obligated to continue to make capital contributions with respect to follow-on investments and to repay indebtedness for a period of time after the original expiration date of the commitment period, as well as to fund partnership expenses and management fees during the life of the fund.

The term of each of the CPE, Real Assets and Global Credit carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, "long-dated funds"), such as 15 years from the final closing date.
With respect to our Investment Solutions vehicles and separately managed accounts, the commitment period generally runs for a period of one to five years after the initial closing date of the vehicle. Following the termination of the commitment period, an investor in one of our Investment Solutions vehicles or separately managed accounts generally will only be required to fund additional amounts for partnership expenses, outstanding borrowings and guarantees, transactions in process or committed to during the commitment period follow-on investments in existing companies. The term of each of the funds generally will end 8 to 12 years from the initial closing date. In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to two-year periods, potentially up to a maximum of four years or until such time as is reasonably necessary for the general partner to be able to liquidate the fund's assets.
Incentive Arrangements / Fee Structure
Fund Management Fees. The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. For closed-end carry funds in the CPE, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund's investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.3% to 0.6% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Investment adviser of the business development company generally receives management fees quarterly in arrears at annual rates of approximately 1.5% of gross assets, excluding cash and cash equivalents.
The investment adviser of our Investment Solutions private equity and real estate carry fund vehicles generally receives an annual management fee that ranges from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments or (iii) the contributions for unrealized investments; however certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. The management fees we receive from our Investment Solutions carry fund vehicles typically are payable quarterly in advance.
Our equity interest in NGP previously entitled us to an allocation of income equal to 47.5%, which increased to 55% in January 2015, of the management fee-related revenues of the NGP entities that serve as advisors to the NGP management fee funds.
The general partners or investment advisers to certain of our CPE, Real Assets and Global Credit carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment.The management fees charged to limited partner investors in our carry funds are generally reduced by 80% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.
Performance Fees. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds in the CPE, Real Assets and Global Credit segments, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds and external co-investment vehicles, or approximately 10% in the case of most of the recent Investment Solutions carry funds, and approximately 2% to 10% in the case of most of our more mature Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred return of 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its CPE, Real Assets and Global Credit carry funds. If, as a result of diminished performance of later investments in the life of a fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (or 10% to 20% on certain longer-dated carry funds as well as some external co-investment vehicles, or approximately 2% to 10% in the case of most of our Investment Solutions carry fund vehicles) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any "giveback" obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any "giveback" obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
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

Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle generally expects to commit to fund approximately 0.75% to 1% of the capital commitments to our future CPE, Real Assets and Global Credit carry funds. We also intend to make investments in our Investment Solutions carry funds, our open-end funds and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
Carlyle and its eligible employees and officers generally have the right to co-invest with most of the CPE and Real Asset and Global Credit carry funds on a deal-by-deal basis, typically in an amount up to 5% of the investment opportunity (on top of our base commitment).
One Carlyle Culture
Our culture is built on promoting innovation, good citizenship and service to our investors. Carlyle uses its One Carlyle global network, deep industry knowledge, Operating Executive consultants and portfolio intelligence to create and execute a customized value creation plan for each of our CPE and Real Assets investments. To further this end, Carlyle has created a Global Investment Resources team that helps to translate our One Carlyle culture into services and capabilities supporting our investment process and portfolio companies. This team coordinates with our investment professionals and advisors, including our operating executive and other consultants, to create value during the investment lifecycle. We have also developed a leveraged purchasing effort to provide portfolio companies with effective sourcing programs with better pricing and service levels to help create operating value. This program seeks to drive down costs on common indirect spend categories and disseminate best practices on managing functional spend in the areas of HR/employee benefits, corporate real estate, information technology and treasury/risk. Our approach ensures that Carlyle’s global network, deep industry knowledge and operational expertise are used to support and enhance our investments.
Corporate Citizenship
We are committed to the principle that building a better business means investing responsibly. In September 2008, Carlyle developed a set of responsible investment guidelines that consider the environmental, social and governance implications of certain investments we make. These guidelines were integral to shaping the corporate social responsibility guidelines later adopted by the members of the American Investment Council. We use the principles in these guidelines to inform our investment decision-making process for controlling, corporate investments.
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
We are a member of the British Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant, on a voluntary basis, with the Private Equity Reporting Group Guidelines for Disclosure and Transparency when such companies become subject to these guidelines. Carlyle is a member of Invest Europe and an active participant in its work on ESG-related industry issues. Further, we are also a member of the Bundesverband Deutscher

Kapitalbeteiligungsgesellschaften (BVK), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so.
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
Since Carlyle was established, we have recognized the value and benefits of maintaining a business model grounded in investment fundamentals, strong governance and transparency. We maintain strong internal corporate governance processes and fiduciary functions and are subject to regulatory supervision. Carlyle professionals receive regular and targeted training on many issues related to corporate governance and compliance, such as anti-corruption, conflicts of interest, economic sanctions and anti-money laundering. All employees annually certify to their understanding of and compliance with key global Carlyle policies and procedures.
At Carlyle, we believe that diverse teams and experiences bring tremendous value to our firm. We are committed to growing and cultivating an environment that fosters diversity in gender, race, ethnicity, sexual orientation, disability, religion and age, as well as cultural backgrounds and ideas.
In 2013, Carlyle established our Diversity & Inclusion Council, which we believe is the first of its kind in our industry. The mission of the 19 leaders of the Council was and still is twofold - to better enable Carlyle to hire the most talented professionals in the world, as well as fostering an environment of inclusiveness for diversity in all forms that will enhance our collaborative One Carlyle culture. Carlyle earned a 100% rating on the 2018 Corporate Equality Index (CEI), a national benchmarking survey and report on corporate policies and practices related to lesbian, gay, bisexual, transgender and queer (LGBTQ) workplace equality, administered by the Human Rights Campaign Foundation.
Global Information Technology and Solutions
Global Information Technology and Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities and connect a global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plans are designed to allow all critical business functions to continue in an orderly manner in the event of an emergency. GTS work closely with our various segments to test Carlyle's business continuity plans via table top exercises and disaster recovery exercises. This annual testing is intended to help mitigate risk to the firm if an actual emergency were to occur.
Competition
As a global alternative asset manager, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for both investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products which enable them to tailor their investments across alternatives in private equity, real estate and credit. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
We generally compete with sponsors of public and private investment funds across all of our segments. Within our CPE segment, we also compete with business development companies, sovereign wealth funds and operating companies acting as strategic acquirers. In our Global Credit segment, we compete with private credit strategies, business development companies, distressed debt funds, mezzanine funds and other CLO issuers. In our Real Assets segment, we compete with real estate development companies and other infrastructure investment business. In our Investment Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. In the United States, the new government administration may propose changes to financial regulation that could increase competition from banks and non-bank institutions in certain of our business segments.
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

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2017, we employed more than 1,600 individuals, including 654 investment professionals, located in 31 offices across six continents.

Operating Executives
Supplementing Carlyle’s investment expertise, we have retained a group of approximately 40 senior business executives who have an average of more than 30 years of experience to help Carlyle invest wisely and create value across a range of industries. These operating executives are former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives are independent consultants and are not Carlyle employees. Operating executives are engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Carlyle typically retains these operating executives and bears the cost of such retainer fees. Operating executives may also be engaged by, and compensated by, our portfolio companies as directors or to otherwise advise portfolio company management.
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
TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities and house our anti-money laundering compliance function, is registered as a limited purpose broker/dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is also registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under an international broker-dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. TCG Securities acts as a placement agent, on a best efforts basis, for interests in private funds. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business with the public in the United States (including our broker/dealer), adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Our broker/dealer is subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker/dealer's operations have been made as a result of such examinations.
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
In late 2017, we filed a new membership application with FINRA for TCG Capital Markets LLC and contemporaneously applied for registration of this entity as a broker/dealer with the SEC. Upon effective registration with the SEC and membership with FINRA, TCG Capital Markets will operate as part of the Global Credit business and will engage in the placement of securities of corporate issuers in private transactions, among other related activities.
Carlyle Global Credit Investment Management L.L.C. one of our subsidiaries, serves as investment adviser to certain closed-end investment companies which have elected, or intend to elect, to be regulated as under the Investment Company Act. Accordingly, these BDCs are, or are expected to be, subject to all relevant provisions under the Investment Company Act as registered investment companies.
In 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Commodity Exchange Act to expand the CFTC’s regulatory jurisdiction with respect to certain derivative instruments, including swaps. In 2012, the CFTC rescinded an exemption from CFTC registration traditionally relied upon by private fund managers, narrowed an exception related to registered investment companies and amended related rules and guidance. As a result of these changes, managers of certain pooled investment vehicles with exposure in commodity interests now may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose alternative asset managers, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by the CFTC. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of certain entities with the CFTC or file for additional exemptions from such registration requirements. In addition, as a result of their commodities interest-related activities, certain of our entities also may be subject to a wide range of other regulatory requirements, such as:

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
Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to extensive further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Certain of our subsidiaries are subject to compliance requirements in connection with the Alternative Investment Fund Managers Directive (the “AIFMD”), which generally became effective in countries across the European Economic Area (the “EEA”) in 2014. The AIFMD imposes significant regulatory requirements on alternative investment fund managers operating or marketing funds to investors within the EEA, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that must be satisfied for non-EEA fund managers to market or manage alternative investment funds into EEA jurisdictions. Authorization under the AIFMD is currently available only to EEA fund managers. One of Carlyle’s subsidiaries, AlpInvest, obtained such authorization in 2015. As such, AlpInvest is licensed as an alternative investment fund manager under the AIFMD by the Authority for Financial Markets in the Netherlands (the “AFM”). AlpInvest is also licensed by the AFM to provide investment management services under the Markets in Financial Instruments Directive. In early 2018 one of our subsidiaries, CIM Europe S.a.r.l., was authorized as an alternative investment fund manager under the AIFMD in Luxembourg. Carlyle’s other subsidiaries that manage or market alternative investment funds in the EEA currently do so in accordance with the national private placement regimes of the various EEA jurisdictions. Compliance with applicable AIFMD requirements may restrict Carlyle’s fund marketing strategy and will place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
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

As outlined above, certain of our European subsidiaries must comply with the pan-European regime established by MiFID, which regulates the provision and conduct of investment services and activities throughout the EEA. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities. It also includes pre- and post-trade transparency requirements for transactions within scope. MiFID has been substantially amended by Directive 2014/65/EU and Regulation 600/2014/EU (collectively referred to as “MiFID II”) that, save for certain provisions, has been effective from January 3, 2018. MiFID II is designed to amend the functioning of financial markets in light of the financial crisis and to strengthen investor protection. MiFID II has extended the MiFID requirements in a number of areas including market structure requirements, new and extended requirements in relation to transparency and transaction reporting, revised rules on research and inducements and product governance requirements. MiFID II has therefore imposed further compliance requirements on CECP, CELF and AlpInvest.
In addition, effective May 2018, the EU’s General Data Protection Regulation (“GDPR”) will strengthen and unify data protection rules for individuals within the EU. GDPR also addresses the export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international businesses by unifying data protection regulation within the EU. Compliance with the stringent rules under GDPR requires an extensive review of all of our global data processing systems and vendor relationships.
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
The Organization for Economic Cooperation and Development (the “OECD”) has developed Common Reporting Standard (“CRS”) rules for the automatic exchange of FATCA-like financial account information amongst OECD member states. Like FATCA, CRS imposes certain due diligence, documentation and reporting requirements on various Carlyle entities. While CRS does not contain a potential withholding requirement, non-compliance could subject Carlyle to certain reputational harm.
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
Carlyle Global Credit Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity in respect of asset management activities to professional investors.

Carlyle Real Estate SGR S.p.A. holds an authorization from the Bank of Italy to carry on fund management and real estate activities, which license was extended in 2017 to carry out AIFMD compliant fund management and real estate activities.
AlpInvest Partners Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) regulated activity in respect of professional investors.
In connection with the wind down of its operations, DGAM surrendered its investment fund manager and portfolio manager licenses, but it will retain its exempt market dealer license to facilitate certain Carlyle fund marketing activities in Canada.
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
Over the twelve months ending in January 2018, the S&P 500 and many other global stock market indexes returned nearly 25%, pushing public stock market multiples to near 17-year highs. At the start of February, the markets experienced a heightened level of volatility in connection with a widespread sell-off. The sell-off has been broad-based across equity sectors and regions, sending indexes in the U.S. and Asia into correction territory amid declines of at least 10% from a recent peak. The stock market correction has come despite strong growth in corporate earnings and upward revisions to forward-looking earnings estimates. As a result, bonds have also declined in value and this sell-off bears some similarities to the “taper tantrum” of 2013, when the market value of both the 10-year Treasury and S&P 500 declined by 6% on fears that the United States Federal Reserve would tighten policy more than previously anticipated. When the United States Federal Reserve clarified its policy intentions, stock and bond markets stabilized. It is possible, however, that the recent market volatility does not subside. If the global markets do not stabilize, it is possible sellers may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted.

Market volatility could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. General market volatility and/or a reduction in distributions to investors could cause investors to delay making new commitments to investment funds. With several large buyout funds in the market, a decrease in the amount an investor commits to our funds could have an impact on the ultimate size of the fund and amount of management fees we generate.

The availability and cost of financing for significant acquisition and disposition transactions could be impacted by heightened concerns around increases in interest rates. In the United States, short-term interest rates have risen by 90 to 120 basis points (bps) since the U.S. presidential election in November 2016, with 10 to 20 bps of such amount attributable to increases seen between January 1, 2018 and February 8, 2018. The increase in base interest rates (Treasury and swaps) has not yet materially affected the interest rates on speculative grade debt because credit spreads had been tightening over the past year. However, if credit markets continue to weaken, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing. If there is a general slowdown in global merger and acquisition activity due to the lack of availability of suitable financing, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance fees and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2017, we invested a record $22 billion through our carry funds.

During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds.
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
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, both of which could lead to a decrease in our net income. Starting in the third quarter of 2015 and continuing through the first quarter of 2016, we experienced a period of elevated pricing for, and more limited access to, the high yield debt used in many of our buyout transactions. During that period, it was widely reported that the banks that committed to finance certain debt related to a large acquisition by one of our investment funds were unable to syndicate the debt because credit markets weakened and investor demand for financing waned. Due to unfavorable market conditions, our investment funds paid higher interest rates than originally anticipated, though the total amount of debt required for the transaction was reduced. At this point, we have seen a modest impact on the debt financing markets in response to the recent market sell-off. It is possible, however, that the debt financing markets could be adversely impacted.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. Starting in the second quarter of 2017 and throughout 2017, credit has been available on increasingly attractive terms. In early February, we have seen a modest weakening in credit markets. It is possible that future tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive, which may negatively impact the operating performance of our portfolio companies who use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, if market conditions make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage may expose us to substantial risks.
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
From time to time we may access the capital markets by issuing debt securities. For example, in January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875%. In March 2013, we issued $400 million aggregate principal amount of thirty-year senior notes at a rate of 5.625% and in March 2014, we issued an additional $200 million aggregate principal amount of thirty-year senior notes at a rate of 5.625%. We may also access the capital markets by issuing preferred units. In September 2017, we issued 16,000,000 5.875% Series A Preferred Units. We also have a credit facility that provides for a term loan (of which $25.0 million was outstanding as of December 31, 2017) and revolving credit borrowings that has a final maturity date of May 5, 2020. The credit facility contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. In September 2017 in connection with our issuance of Series A Preferred Units, Standard & Poor's downgraded our Long Term Issuer Default Rating from "A-" to "BBB+" based primarily on its assessment of our leverage ratio. In October 2017, Fitch's reaffirmed its "BBB+" stable rating.
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2017, 14% of our CPE, Real Assets and Global Credit carry fund portfolio was in public securities, which is a decrease from 17% of this portfolio that was held in public securities at December 31, 2016. In addition, transaction fees earned by our carry funds can vary from quarter-to-quarter and year-to-year depending on the nature of the investments in any given period. For example, in 2017, we earned approximately $27 million in transaction fees from our carry funds, which was a decrease of approximately $4 million as compared to the total transaction fees we earned in 2016 of approximately $31 million, but was still up significantly from the total transaction fees of approximately $10 million we earned in 2015. The decrease was due to greater investment activity, primarily in our U.S. buyout funds, in 2016 as compared to 2017. Going forward, we anticipate a general decline in net transaction fees earned as certain carry funds that are actively fundraising have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. See “—A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees”.
During periods in which a significant portion of our AUM is attributable to carry funds that are in the fundraising period or are in the investment period that precedes harvesting, as has been the case from time to time, we may receive substantially lower distributions. During 2017, our fee-earning assets under management decreased as our existing funds continued to harvest investments, and the capital that was raised for our successor funds has not yet been activated. Higher fundraising activity also generates incremental expenses and, as new capital commitments may not immediately generate fees until they activate management fees, which means that we could incur fundraising related costs ahead of generating revenues. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest.
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
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, during the period from late 2013 to early 2015, we benefited from “catch-up” realized carried interest on some of our largest funds, but in 2016 and 2017 we did not benefit from "catch-up" realized carried interest to the extent we had in prior years. In certain circumstances, we may also need to reduce the amount of realized carried interest we receive in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. Under the terms of the limited partnership agreement for CP V we are entitled to a carried interest equal to 20% of the realized profits of the fund once a preferred return threshold has been met. In 2017, we decided to take carried interest from profitable exits in this fund at a reduced rate to reserve for potential risk in the portfolio and reduce the potential for giveback. See “— Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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

We depend on our founders, our Co-Chief Executive Officers and other key personnel, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, our co-Chief Executive Officers, Messrs. Lee and Youngkin and other key personnel, including members of our Executive Group, our management committee, the investment committees of our investment funds and senior investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. On January 1, 2018, Kewsong Lee and Glenn Youngkin became Co-Chief Executive Officers of our firm, Messrs. Conway and Rubenstein transitioned to be Co-Executive Chairmen and Mr. D'Aniello transitioned to be Chairman Emeritus. Mr. Conway also was joined by Peter Clare as Co-Chief Investment Officers as of January 1, 2018. Although our founders remain committed to our business, in these new roles, they will no longer have responsibility for the day-to-day operations of the firm and may choose to pursue philanthropic or other personal endeavors, including personal investment activities, in addition to their roles at Carlyle. Our founders and other key personnel are not obligated to remain employed with us in their current capacities or at all. To enhance our capabilities, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The efficacy of such future leadership may constitute an adverse risk to our business.
All of the Carlyle Holdings partnership units held by our founders are vested. The majority of the Carlyle Holdings partnership units received by other key personnel (including Mr. Youngkin) at the time of the Partnership’s initial public offering are vested, with the unvested portion scheduled to vest in one remaining installment on May 2, 2018. Mr. Lee does not hold any Carlyle Holdings partnership units. In October 2017, we entered into employment agreements with Messrs. Lee and Youngkin. See "Part III. Item 11. Executive Compensation—Employment Agreements and Potential Payments upon Termination or Change in Control." Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain "key persons" in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
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
There are also certain factors that are not within our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as it relates to tax considerations regarding carried interest. For example, if the U.S. Congress or state, local or certain foreign governments enacted legislation to treat carried interest as ordinary income rather than as capital gain for tax purposes or impose a surcharge on carried interest, this could result in a material increase in the amount of taxes that our unitholders would be required to pay, which would in turn affect our ability to recruit, retain and motivate our current and future professionals. See “—Risks Related to U.S. Taxation—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis”

and “—Risks Related to our Company—In past years, the U.S. Congress has considered legislation that would have: in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business could be reduced.” Recently enacted U.S. tax reform legislation, informally known as the Tax Cuts and Jobs Act ("TCJA") includes a provision that changes the treatment of carried interest with respect to an applicable partnership interest from long-term capital gains to short-term capital gains (taxable at ordinary income rates) to the extent such gains relate to property with a holding period not greater than three years, effective for tax years beginning after December 31, 2017. Outside the U.S., in April 2016, the United Kingdom adopted legislation that changed the scope of and tax rate for carried interest, which impacted certain of our investment funds and certain of our London-based investment professionals. There could certainly be other countries that clarify or modify their treatment of carried interest. These types of developments might make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives. In addition, the after-tax income and gain related to our business, our distributions to common unitholders and the market price of our common units, all could be reduced.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2017, we incurred equity compensation expenses of $183 million in connection with grants of deferred restricted common units. We did not issue any deferred restricted phantom units in 2017. The value of our common units may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2017, our employees held an aggregate of 15,470,416 unvested deferred restricted common units, which vest over various time periods, generally from one and a half to six years from the date of grant. As of December 31, 2017, our employees did not hold any unvested deferred restricted phantom units. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our unitholders.
At the time of our initial public offering and in several subsequent acquisitions, we issued Carlyle Holdings partnership units that are exchangeable on a one-for-one basis for common units. The exchange and sale of these units will increase the number of our common units that are traded in the public market. All of the Carlyle Holdings partnership units held by our founders are fully vested. Of the outstanding Carlyle Holdings partnership units held by our other senior Carlyle professionals, 89% are vested and 11% are unvested as of December 31, 2017. The remaining unvested Carlyle Holdings units generally will vest in one installment on May 2, 2018.  Subject to the terms of the Exchange Agreement, including the minimum retained ownership requirements and other restrictions, Carlyle Holdings unitholders were able to exchange their Carlyle Holdings partnership units for common units in the Partnership on a one-to-one basis each quarter starting in the second quarter of 2017.  See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.”
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
Certain of our investment funds may utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund's investors. As capital calls made to a fund's investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund's net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
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
In past years, the U.S. Congress has considered legislation that would have: in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business could be reduced.

Legislative proposals by members of the U.S. Congress have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to carried interest would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such carried interest through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all carried interest through corporations, our effective tax rate increase significantly. The federal statutory rate for corporations is currently 21%. In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our carried interest through a corporation.
States and local jurisdictions have considered and are considering changes to the income tax treatment of carried interest and partnerships generally that could, if enacted, cause us to incur a material increase in our tax liability and/or cause carried interest or other income allocable to holders of our common units to be subject to state or local income tax at higher rates than under current law.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has considered legislation under which common unitholders, even if they are not residents of New York, could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation may be enacted. In addition, states and other jurisdictions have considered legislation to increase taxes involving other aspects of our structure and have considered and enacted legislation which could increase taxes imposed on our income and gain. For example, the District of Columbia has passed legislation that could expand the portion of our income that could be subject to District of Columbia income or franchise tax. These and other proposals have recently been under heightened consideration in light of the recently enacted TCJA.
Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.

Congress, the OECD, the European Commission and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, an area that focuses in part on payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates.

The OECD released the BEPS package in October 2015, which looks at various different ways in which domestic tax rules around the world, and the bilateral double tax treaties that govern the interplay between them, could be amended to address profit shifting among affiliated entities. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.

A number of European jurisdictions have enacted taxes on financial transactions, and the European Commission has proposed legislation to harmonize these taxes under the so-called "enhanced cooperation procedure," which provides for adoption of EU-level legislation applicable to some but not all EU Member States. We are continuing to evaluate the impacts of of these contemplated changes which, if adopted by individual countries, could potentially increase tax uncertainty and/or costs faced by us, our funds’ portfolio companies and our investors, change our business model and cause other adverse consequences.

As part of the TCJA, any gain recognized by a non-U.S. holder on the sale or exchange of a partnership interests that is deemed to be effectively connected with a U.S. trade or business will also be treated as ECI. The TCJA includes a provision effective after December 31, 2017 requiring the transferee of an interest in a partnership that is engaged in a U.S. trade or business to withhold 10 percent of the transferor’s realized (gross purchase price) on the sale, exchange or other disposition of such partnership interest, unless an applicable non-foreign person affadavit is furnished by the transferor or another exception applies. Until additional guidance is issued by the applicable authorities, due to lack of clarity this could have an adverse impact on our secondaries business.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by computer hackers, foreign governments or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Although we are not currently aware that we have been subject to cyber-attacks or other cyber- incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cyber security also has become a top priority for regulators around the world. For example, in 2017, one of the examination priorities identified by the SEC's Office of Compliance Inspections and Examinations’ (OCIE) was to continue to examine for cyber security compliance procedures and controls, including testing the implementation of those procedures and controls.
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
We depend on our headquarters in Washington, DC, where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury, tax and finance functions, for the continued operation of our business. However, our global employee base services the needs of our investment funds and investors out of 31 offices around the world. As our business needs evolve and/or in order to reduce expenses, we may close offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected. Furthermore, a restructuring of our corporate real estate that results in the closure of one or more offices could result in significant charges and other costs incurred by us.
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

Our portfolio companies also rely on data and processing systems and the secure processing, storage and transmission of information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Failure to maintain the security of our information and technology networks, including personally identifiable and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the European Union (the “EU”) or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
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

In recent years, the SEC and its staff have focused on issues relevant to alternative asset management firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. It is unclear whether the SEC and its staff will maintain the same level of enforcement activity under the current administration. Significant enforcement activity related to alternative asset management firms may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

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

The SEC’s focus in these areas could impact Carlyle in various ways.  For example, in November 2015, the SEC requested additional information about our historical monitoring fee acceleration practices, a topic of a recent enforcement action within the private equity industry.  We continue to cooperate with the SEC’s informal request.  In addition, our private equity funds frequently engage operating executives who often work (generally, on a part-time basis) with our investment teams during due diligence, provide board-level governance and support and advise portfolio company management. Operating executives generally are third parties, are not considered Carlyle employees and typically are retained by us pursuant to consulting agreements. Generally these consultants also are involved in non-Carlyle related activities, including serving on boards of companies that are not our portfolio companies. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our private equity funds may indirectly bear the cost of the operating executive’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of our operating executives, the SEC staff may disagree.

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

Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See—“Part I. Item 1. Business —Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. For example, we have a number of closed-end investment companies in our Global Credit segment that are regulated as business development companies under the Investment Company Act. These business development companies are subject to inspection by the SEC and to the Investment Company Act and the rules thereunder, which, among other things impose regulatory restrictions on principal transactions between, and joint transactions among, business development company and certain of its affiliates, including its investment adviser. One such business development company completed an initial public offering in 2017, further subjecting that company to additional securities law requirements applicable to publicly traded issuers, as well as the listing standards of the applicable national securities exchange. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations.
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
The United Kingdom (the “UK”) held a referendum in June 2016 on whether to remain a member state of the EU, in which a majority of voters voted to leave the EU. Pursuant to the referendum, the UK government invoked Article 50 of the Lisbon Treaty relating to withdrawal (“Article 50”) on March 29, 2017. Under Article 50, the Treaty on the European Union and the Treaty on the Functioning of the European Union cease to apply in the relevant state from the date of entry into force of a withdrawal agreement or, failing that, two years after the notification of intention to withdraw, although this period may be extended in certain circumstances. It is at present unclear what type of relationship between the UK and the EU will be established, or at what date (whether by the time when, or after, the UK ceases to be a member of the EU), or what would be the content of such a relationship. It is possible that a new relationship would preserve the applicability of certain EU rules (or equivalent rules) in the UK, and the UK government has indicated that it intends to bring existing EU law into UK law on the date of the UK’s exit from the EU in general, subject to certain powers to deal with deficiencies in such retained EU law.
Currently under the EU single market directives, mutual access rights to markets and market infrastructure exist across the EU and the mutual recognition of insolvency, bank recovery and resolution regimes applies. In addition, certain regulated entities licensed or authorized in one European Economic Area ("EEA") jurisdiction may operate on a cross-border basis in other EEA countries in reliance on passporting rights and without the need for a separate license or authorization. There is uncertainty as to whether, following a UK exit from the EU or the EEA (whatever the form thereof), a passporting regime (or similar regime in its effect) will apply (if at all). Depending on the terms of the UK’s exit and the terms of any replacement relationship, it is likely that UK regulated entities may, on the UK’s withdrawal from the EU, lose the right to passport their services to EEA countries, and EEA entities may lose the right to reciprocal passporting into the UK. Also, UK entities may no longer have access rights to market infrastructure across the EU and the recognition of insolvency, bank recovery and resolution regimes across the EU may no longer be mutual.

At this time, it is difficult to predict precisely how the UK’s withdrawal from the EU will be implemented and what the economic, tax, fiscal, legal, regulatory and other implications will be for the private investment funds industry and the broader European and global financial and real estate markets generally and for the Partnership, its investment funds and fund portfolio companies, specifically. Given the size and importance of the UK’s economy, uncertainty or unpredictability about its legal, political and/or economic relationships with Europe is now, and may continue to be for the foreseeable future (including beyond the date of the UK’s withdrawal from the EU), a source of instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, the withdrawal of the UK from the EU could have a destabilizing effect in which other member states may also consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for the Partnership, its investment funds and fund portfolio companies.
Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
As a result of the global financial crisis and highly publicized financial scandals, there has been an active debate over the appropriate extent of regulation and oversight of the financial industry, including private investment funds and their managers. The regulatory and legal requirements that currently apply to our business are subject to change from time to time and may become more restrictive, which may impose additional expenses on us, make compliance with applicable requirements more difficult, require significant attention of our senior management team or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, has imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. The current administration has indicated a desire to repeal, revise or replace aspects of the Dodd-Frank Act, but the timing and details on specific proposals are uncertain. Among other things, the Dodd-Frank Act currently includes the following provisions, which could have an adverse impact on our ability to conduct our business:

•
The Dodd-Frank Act imposes a number of restrictions on the relationship and activities of banking organizations with private equity funds and hedge funds and other provisions that will affect the private equity industry, either directly or indirectly. Among other things, the Volcker Rule generally prohibits any “banking entity” (broadly defined as any insured depository institution, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule also requires certain nonbank financial companies that have been designated as systemically important by the Financial Stability Oversight Council ("FSOC") and subject to supervision by the Federal Reserve to comply with additional capital requirements and comply with certain other quantitative limits on such activities, although such entities are not expressly prohibited from engaging in proprietary trading or sponsoring or investing in such funds. Furthermore, divestitures by banking entities of impermissible ownership interests in covered funds to comply with the Volcker Rule may lead to lower prices in the secondary market for interests in our funds, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest.

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

•
The Dodd-Frank Act amended the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities (or a majority-owned affiliate thereof) to retain at least 5% of the credit risk relating to the assets collateralizing the asset-backed securities (the “U.S. Risk Retention Rules”). The U.S. Risk Retention Rules were issued by five federal banking and housing agencies (the Federal Deposit Insurance Corporation, the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) and the SEC in October 2014 and became effective on December 24, 2016 (the "U.S. Risk Retention Effective Date"). CLOs issued prior to the U.S. Risk Retention Effective Date are exempt from the requirements set forth in the U.S. Risk Retention Rules, except in connection with certain offers and sales of securities thereunder after the U.S. Risk Retention Effective Date (typically made in connection with any repricing, refinancing or reset of such CLO). With respect to the regulation of CLOs, the U.S. Risk Retention Rules require that either (i) the “sponsor” (which, in most cases, will be us) or a “majority-owned affiliate” thereof (in each case as defined in the U.S. Risk Retention Rules) retain such 5% portion described above as an “eligible vertical interest” or as an “eligible horizontal residual interest” (in each case as defined in the U.S. Risk Retention Rules) or any combination thereof in the CLO in the manner required by the U.S. Risk Retention Rules (provided that in certain circumstances, as described therein, a “sponsor” may offset the amount of “eligible interests” (as defined in the U.S. Risk Retention Rules) it is required to own by the eligible interests in the CLO acquired by an “originator” (as defined in the U.S. Risk Retention Rules) in such CLO) or (ii) the CLO is an “open market CLO” that buys and holds only certain “CLO-eligible loan tranches” (in each case as defined in the U.S. Risk Retention Rules) and for which the "lead arranger" - contrary to current market practice - retains at least 20% of the aggregate principal balance of the funded portion of the syndicated credit facility (that includes each "CLO-eligible loan tranche") at origination and thereafter retains (unhedged) at least 5% of the funded portion of the syndicated credit facility (that includes each "CLO-eligible loan tranche") through the life of the related CLO. The U.S. Risk Retention Rules contain provisions that may have adverse effects on us and/or the holders of the notes or other securities issued by our CLOs. The U.S. Risk Retention Rules permit the financing of a required retention interest to be financed only on a full recourse basis and, to the extent that we were to employ leverage for our required retention investments, the U.S. Risk Retention Rules generally prohibit the transfer or hedging of the related risk, which could cause losses to be earlier and larger than they would have been if leverage were not employed.

•
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC re-proposed a rule, as part of a joint rulemaking effort with U.S. federal banking regulators, that would apply to "covered financial institutions," including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and impose substantive and procedural requirements on incentive-based compensation arrangements. The application of this rule, if adopted, to us could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.

•
The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the giveback of any related incentive compensation from current and former executive officers.

•
The Dodd-Frank Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.

On February 9, 2018, the U.S. Court of Appeals for the District of Columbia ruled that the U.S. Risk Retention Rules do not apply to managers of open-market CLOs - CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale. The agencies have 45 days from the date of the decision to petition the U.S. Court of Appeals for an en banc review, during which time the rule will remain effective. If such petition is not made, or if such petition is made but denied, the U.S. Court of Appeals' ruling will become effective 7 days later with retroactive effect on all existing open-market CLOs. We are in the process of reviewing this decision and its ultimate impact on our business.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. In August 2016, the SEC approved “pay to play” regulations proposed by FINRA that are largely similar to the SEC’s regulations and such laws went into effect in August 2017. These FINRA rules effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.

We may be impacted indirectly by guidance recently directed to regulated banking institutions with regard to leveraged lending practices. In March 2013, the U.S. federal banking agencies issued updated guidance on credit transactions characterized by a high degree of financial leverage. To the extent that such guidance limits the amount or increases the cost of financing we are able to obtain for our transactions, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains in doubt following a determination by the Government Accountability Office, on October 19, 2017, that such guidance constituted a “rule” for purposes of the Congressional Review Act of 1996. As a result, the guidance was required to be submitted to Congress for review. It is possible the guidance could be overturned if a joint resolution of disapproval is passed by Congress.

The current administration’s short-term legislative agenda may include certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, capital and liquidity requirements, FSOC’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, the president signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. Various proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.

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

The Capital Requirements Regulation together with the recast Capital Requirements Directive (collectively “CRD IV”), reformed the EU's capital requirements regime for credit institutions and investment firms. CRD IV implements the key Basel III reforms in the EU. These include amendments to the definition of capital and counterparty credit risk and the introduction of a leverage ratio and liquidity requirements. CRD IV was also used to introduce other reforms, such as to introduce stricter control on remuneration of key employees and risk takers within certain credit institutions and investment firms. The regulation became applicable and member states were required to transpose the Directive's requirements from January 1, 2014. The extent of CRD IV’s impact on a credit institution or investment firm will depend on a variety of factors, including the firm’s size and the nature of its activities. It is possible that other regulators may seek to impose similar controls on remuneration of personnel.  Currently, Carlyle is permitted to disapply certain of CRD IV’s restrictive remuneration provisions.  However, to the extent that European regulators determine that Carlyle must comply with these restrictions or such regulators incorporate similar restrictions into other European directives to which Carlyle is subject, it may be necessary for certain of our subsidiaries to change their compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel.

The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. In general, the AIFMD regulates alternative investment fund managers (“AIFMs”) of a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the circumstances) outside the EEA. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD was intended to have a staged implementation through 2018, but certain key milestones related to the implementation have been delayed. As a result of the business activities of certain of our subsidiaries, such subsidiaries currently are subject to various compliance obligations in connection with the AIFMD, including investor and regulatory reporting, portfolio company asset stripping restrictions, deal-related notifications and remuneration reporting. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM under the AIFMD by the Authority for Financial Markets in the Netherlands. Additionally, in 2018, one of our subsidiaries, CIM Europe S.à.r.l., obtained authorization as an alternative investment fund manager in Luxembourg. The AIFMD obligations applicable to these and any other subsidiaries may have an adverse effect on us and/or our investment funds by, among other things, increasing the regulatory burden and costs of raising money and doing business in EEA jurisdictions, imposing capital requirements on our business, imposing extensive disclosure obligations on certain investment funds and portfolio companies, and disadvantaging our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors, which may not be subject to the requirements of the AIFMD.

Certain of our European subsidiaries must comply with the pan-European regime established by the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) ("MiFID") which regulates the provision and conduct of investment services and activities throughout the EEA. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities. It also includes pre- and post-trade transparency requirements for securities markets and extensive transaction reporting requirements for transactions within scope.

MiFID has been substantially amended by Directive 2014/65/EU and Regulation 600/2014/EU (collectively referred to as "MiFID II") that, save for certain provisions, has been effective from January 3, 2018. MiFID II is designed to amend the functioning of financial markets in light of the financial crisis and to strengthen investor protection. MiFID II has extended the MiFID requirements in a number of areas including market structure requirements, new and extended requirements in relation to transparency and transaction reporting, revised rules on research and inducements and product governance requirements. MiFID II has therefore imposed further compliance requirements on our European operations, requiring additional management time and resources.
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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (PII) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation (the "GDPR"), which will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. A failure to comply with the GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher. Further, any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability and could damage our reputation and adversely affect our business.

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

To the extent the EU Risk Retention Rules are to be satisfied through the EU “sponsor” option, it is expected that the holder of the EU retention interest will be authorized by the UK Financial Conduct Authority under the Financial Services and Markets Act 2000 (“FSMA”) and capitalized (with regulatory capital and other required resources) in a manner necessary or advisable to enable it to satisfy the requirements of FSMA, MiFID II and relevant FCA rules. In addition, such “sponsor” holding the EU retention interest would be required to demonstrate that: (a) it meets the definition of investment firm under the CRR, (b) it is authorized to, and does, carry on a business of providing investment management services and activities listed in paragraph (7) of Section A of Annex 1 of MiFID II (placing of financial instruments without a firm commitment basis), and (c) it is a “sponsor” for the purposes of Article 405 of the CRR. For purposes of these requirements, “CRR” means Regulation No 575/2013 of the European Parliament and of the Council (as amended from time to time and as implemented by Member States of the European Union) together with any implemented or delegated regulations, technical standards and guidance related thereto. Whether a collateral manager of a CLO qualifies as an EU “sponsor” under the CRR will depend upon the MiFID authorizations (or permissions) the collateral manager holds from its EU home country supervisor.
Certain of the CLOs currently being managed by one of our affiliates have been designed to comply with the EU Risk Retention Rules via the “sponsor” approach. For these CLOs, CELF Advisors LLP, one of our asset-management affiliates with the required MiFID II permissions to act as the “sponsor” of CLOs, has undertaken to hold the EU retention interests. In the future, certain other newly-formed affiliates may serve as “sponsor” and holder of the EU retention interests on CLO investments.
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
The European Commission, on September 30, 2015, published a proposal to amend the CRR (the "CRR Amendment Regulation") and a proposed regulation relating to a European framework for simple, transparent and standardized securitizations (such regulation, including any implementing regulation, technical standards and official guidelines related thereto, the "Securitization Framework" and, together with the CRR Amendment Regulation, the "Securitization Regulation") which would, amongst other things, re-cast the EU Risk Retention and Due Diligence Requirements as part of wider changes to establish a "Capital Markets Union" in Europe (including, but not limited to, the imposition of a direct retention obligation on eligible risk retainers, transparency and due diligence requirements, as well as certain restrictions in connection with the retention of risk as an originator). On May 30, 2017, the European Commission, European Council of Ministers and European Parliament each announced that a political agreement had been reached in principle on the Securitization Regulation. Among other matters, the European Parliament announced that the minimum net economic interest required to be retained under the new regulation would remain at 5% irrespective of the permitted method of retention used. The Securitization Regulation (2017/2402/EU) entered into force on January 17, 2018, but will apply on and from January 1, 2019. On December 15, 2017, the European Banking Authority (“EBA”) launched a public consultation on its draft Regulatory Technical Standards specifying certain requirements for originators, sponsors and original lenders in relation to risk retention pursuant to the Securitization Regulation. The consultation will close on March 15, 2018. There are material differences between the current EU retention requirements and the requirements which will apply under the Securitization Regulation. Specifically, pursuant to Article 410(1) of the CRR, the EBA is required to report to the European Commission annually on measures taken by competent authorities to ensure compliance with the retention requirements of Articles 404-410. Articles 404-410 of the CRR will be repealed in their entirety by the CRR Amendment Regulation (2017/2401/EU) and will be replaced by provisions of the Securitization Framework, which will require a report from the European Commission on the functioning of the Securitization Regulation, together with a draft legislative proposal if appropriate, to be delivered to the European Council and Parliament within three years of its entry into force.
Though the Securitization Regulation will apply to securitizations the securities of which are issued on or after January 1, 2019, there can be no assurance as to whether relevant transactions or any potential refinancing will be affected by the Securitization Regulation or any change thereto or review thereof. There can also be no assurances as to whether relevant transactions or any potential refinancing will be affected by any other change in law or regulation relating to the EU Risk Retention and Due Diligence Requirements, including as a result of any changes recommended in future reports or reviews. Failure to comply with one or more of the requirements of the Securitization Regulations may result in various penalties, including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the notes issued by our CLOs acquired by the relevant investor. In addition such regulations could have a negative impact on the price and liquidity of certain of our EU CLO notes in the secondary market.

In December 2015, the EBA produced guidelines to set appropriate aggregate limits to shadow banking entities when carrying out banking activities. These guidelines came into effect on January 1, 2017. While most alternative investment funds are excluded from the definition of “shadow banking entity,” funds that use leverage on a substantial basis at fund level or have certain third-party lending exposures are within the definition. When dealing with shadow banking entities, the EEA financial institution would be required to implement additional effective processes (including with respect to due diligence) and set internal aggregate and individual limits to such exposures where they exceed 0.25% of the institution’s eligible capital. While the guidelines do not themselves introduce a quantitative limit to institutions’ exposures to shadow banking entities at the individual or aggregate exposure level, they place the responsibility on the banking sector to demonstrate that risks are managed effectively. Affected institutions will be required to set internal aggregate and individual limits to exposures to individual shadow banking entities which could limit or restrict the availability of credit and/or increase the cost of credit from these institutions for impacted funds.
In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions. The ECB guidance applies to significant credit institutions supervised by the ECB in member states of the euro zone. Under the guidance, credit institutions are expected to have in place internal policies that include a definition of “leveraged transactions”. Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times; or (ii) the borrower is owned by one or more “financial sponsors”. For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. In summary, credit institutions are expected to define their appetite for underwriting and syndicating transactions, which will include defining acceptable leverage levels. Underwriting of transactions having a ratio of total debt to EBITDA exceeding 6.0 times at deal inception is a high level of leverage and should be exceptional. For most industries, the ECB believes a leverage level in excess of 6.0 times total debt to EBITDA should raise concerns. Following these guidelines, credit institutions in the euro zone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for funds or portfolio companies involved in leveraged transactions. Credit institutions may be reluctant to enter into a leveraged transaction having a ratio of total debt to EBITDA exceeding 6.0 times absent an appropriate justification.
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
See—“Risks Related to Our Business Operations —Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “Part I. Item 1. Business — Regulatory and Compliance Matters”—for more information.
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

In addition, derivatives regulations in the United States and Europe are effectively transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which a majority of swap transactions are executed on registered exchanges and cleared through central counterparties. These regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We are evaluating final rules promulgated separately by the CFTC and certain U.S. prudential regulators, as well as the rules issued by EMIR to determine the impact on our business. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.
Furthermore, the CFTC has proposed rules relating to position limits on derivatives (including futures, options and swaps) with certain underlying reference assets, as well as supplemental rules relating to the aggregation of derivative positions among commonly owned or controlled entities and exemptions from such aggregation. In December 2016, the CFTC finalized the rules related to the aggregation of positions, but proposed for further comment the position limit rules. It is unclear when the CFTC intends to finalize such rules. In addition to these U.S. requirements, we are subject to, where relevant and applicable, position limit requirements in Europe under MiFID II and related rules. Specifically, under MiFID II, national competent authorities (including the FCA), within EU member states, are required to establish position limits in relation to the maximum size of positions which a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Moreover, in order to avoid exceeding position limits, it is possible that we and our affiliates may need to significantly alter our business processes related to such trading, including by modifying trading strategies and instructions.
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
To the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our investment funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
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

Employee misconduct or fraud could harm us and subject us to significant legal liability and reputational harm, which could impair our ability to attract and retain investors in our funds. Fraud, other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that our employees or advisors could engage in misconduct or fraud that adversely affects our business. Misconduct or fraud by employees, advisors or other third-party service providers could cause significant losses. Employee misconduct or fraud could include, among other things, binding the Partnership to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases.

Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. Because of our diverse business and the regulatory regimes under which we operate, we are subject to a number of obligations and standards (and related policies and procedures) arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards (and related policies and procedures) by any of our employees would adversely affect us and our investment funds and fund investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event. See “—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.”

Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees, advisors or other third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct or fraud, including financial fraud or the misappropriation of funds of our business or our investment funds, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or fraud or were to be accused of such misconduct or fraud, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.
In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.
In addition, we will also be adversely affected if there is fraud, other deceptive practices or other misconduct by personnel of the portfolio companies in which our funds invest. For example, improper or illegal conduct by personnel at our portfolio companies or failure by such personnel to comply with anti-bribery, trade sanctions, legal and regulatory requirements could adversely affect our business and reputation. Such misconduct or fraud could also undermine any due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
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
In 2016, we commenced a four-year fundraising cycle during which we are targeting to raise approximately $100 billion in new capital commitments by the end of 2019. Through December 31, 2017, we have raised more than $57 billion in gross new capital commitments. Our ability to raise this capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals are near the highest they have been since 2008, there can be no assurance that this historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and fund of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of alternative asset managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors' ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. In addition, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. We are currently working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. For instance, our newest U.S. buyout and Asia buyout funds, both currently fundraising and yet to begin investing, have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. See “—A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees.” Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “—The alternative asset management business is intensely competitive.”

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
Investments for which market prices are not observable include, but are not limited to illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs. In addition, we continue to examine the impact of the TCJA on the future cash flows of certain investments, and it is possible that the TCJA could adversely impact certain investment valuations in future periods.
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
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our CPE and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, the interest payments on the indebtedness used to finance our carry funds’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. The availability of interest deductions, however, may be limited under new rules imposed by the TCJA which apply complex limitations on the deductibility of business interest expense over 30% of a taxpayer’s taxable income of such business (with adjustments for certain interest and taxes, and for taxable years before 2022, depreciation and amortization). These new rules, as well as any future changes in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. On October 5, 2015, the OECD published additional papers under the BEPS initiative. In action 4, the OECD recommends that countries adopt a limitation on excessive deductions under a fixed ratio rule and supplemented by a worldwide group ratio and certain targeted rules as needed. It is anticipated that ratios may range between 10% and 30%. It is still unclear how different countries will implement the various recommendations and it is unclear how this will affect the current deductibility of interest in the various jurisdictions. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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
Many of our Global Credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investment that our investment funds make. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds.
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
In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). For example, in our Asia and U.S. Buyout funds currently in the market, we have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. Given this change, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. See “—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

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
Additionally, developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

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

•
our competitors have instituted or may institute low cost high speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence;

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
We may lose investment opportunities in the future if we do not match investment prices, structures, products or terms offered by our competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by our competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative asset management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability. See “—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
The attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow. See “—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities.  Because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International's Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. Similarly, our funds invest in companies in the U.S. and other jurisdictions and regions with low perceived corruption but whose business may be conducted in other high-risk jurisdictions.
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
Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:

•	those associated with the burdens of ownership of real property;

•	general and local economic conditions;

•	changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding);

•	fluctuations in the average occupancy and room rates for hotel properties;

•	the financial resources of tenants;

•	changes in building, environmental and other laws;

•	failure to obtain necessary approvals and/or permits;

•	energy and supply shortages;

•	various uninsured or uninsurable risks;

•	natural disasters;

•	changes in government regulations (such as rent control);

•	changes in real property tax rates;

•	changes in interest rates;

•	the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

•	negative developments in the economy that depress travel activity;

•	environmental liabilities;

•	contingent liabilities on disposition of assets;

•	unexpected cost overruns in connection with development projects;

•	terrorist attacks, war and other factors that are beyond our control; and

•	dependence on local operating partners.
In addition to real property assets, our real estate funds may also invest in real estate related operating companies such as logistics hubs and data centers. These investments are similar to the portfolio investments made by our Corporate Private Equity funds and are subject to similar risks and uncertainties as apply to those operating companies. See "—The investments of our private equity funds are subject to a number of inherent risks."
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

When our investment funds invest in assets denominated in currencies that differ from the functional currency of the relevant fund, fluctuations in currency rates could impact the performance of the investment funds. For example, Carlyle sponsors U.S. dollar-denominated funds that invest in assets denominated in foreign currencies such as our Buyout, Growth Capital, and Real Estate funds in Asia as well as our buyout funds in South America and Africa. In the event that the U.S. dollar appreciates, the market value of the investments in these funds will decline even if the underlying investments perform well in local currency. In addition, our Europe buyout and Growth Capital funds are Euro-denominated and may have investments denominated in U.S. Dollar, Great British Pound, or other currencies. In the event the Euro appreciates, the market value of investments in these funds would decline even if the underlying investments perform well in local currency.

We may employ hedging techniques to manage these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “—Risks Related to Our Business Operations—Risk management activities may adversely affect the return on our and our funds’ investments.” And “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2017, approximately 38% of the cumulative capital invested by our Corporate Private Equity, Real Assets and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

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
If, at the end of any of the life of our CPE, Real Assets and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2017, we had accrued a giveback obligation of $66.8 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date. The majority of these repayment obligations are related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. As of December 31, 2017, approximately $28.9 million of the total accrued giveback obligation is attributable to Carlyle Holdings, $27.4 million of which relates to the accrued giveback obligation from the Legacy Energy Funds.
When payment of a giveback obligation is anticipated (or "realized"), the portion of this liability that is expected to be borne by the unitholders (i.e., the amount not expected to be funded by Carlyle professionals) has the effect of reducing our Distributable Earnings, which therefore may result in a lower distribution to unitholders. Any remaining giveback obligation required to be funded on behalf of our funds (most of which is attributable to Energy IV and Renew II) would generally be due upon the liquidation of the remaining assets from the funds.
If, as of December 31, 2017, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $0.7 billion, on an after-tax basis where applicable. Since inception, we have paid $199.6 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation.
Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2017, approximately $37.9 million of our $66.8 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We also set aside cash reserves from carried interest we receive and retain for potential giveback obligations that we may be required to fund in the future. However, we have not set aside additional cash reserves relating to the secondary liability we retain for the giveback obligations attributable to our individual senior Carlyle professionals and other employees if they fail to satisfy these obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
The AlpInvest funds generally provide for suspension of the investment period if there is a key person event, the right of a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause.
The latest generation of Metropolitan funds generally provide for suspension of the investment period if there is a key person event, the right of a supermajority of investors to remove the general partner with or without cause, and the right of a majority of investors to accelerate the liquidation date of the fund without cause by a simple majority vote.
Where AlpInvest and Metropolitan funds include “key person” provisions, they are focused on specific existing AlpInvest or Metropolitan personnel as applicable. While we believe that existing management have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of the funds vehicles. In addition, certain AlpInvest and Metropolitan vehicles are structured as "fund-of-one" managed accounts which typically have a single investor or a few affiliated investors. The investor(s) in such vehicles may hold disproportionate authority over decisions reserved for third-party investors. Further, in many cases, such investors have bespoke rights allowing them to, among other things, terminate the investment period or cause a dissolution of the account or vehicle for a variety of reasons. To the extent these fund-of-one vehicles cease to invest or are dissolved, the fees generated by them may be reduced.
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
Investors in our carry funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Our use of subscription lines of credit to purchase an investment prior to calling capital from fund investors could increase the prevalence of defaulting limited partners. Should the value of an investment funded through a fund line-of-credit decline, especially early in a fund's life-cycle where minimal capital has been contributed by the fund's investors, a limited partner may decide not to fund its commitment. In addition, third-party investors in private equity, real estate assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including co-investment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different private equity funds may invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our funds could acquire a debt security issued by the same company in which one of our buyout funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a portfolio company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. It is also possible that in the event the portfolio company goes through a bankruptcy proceeding, the interests of the fund holding the debt securities may be subordinated, recharacterized or otherwise adversely affected by virtue of the involvement and actions of the fund holding the equity in the portfolio company. In such a case, the debt security could be converted into equity and the prospects of repayment greatly diminished. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. Due to recent changes in the tax treatment of carried interest under the TCJA, conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to the sequence and timing of disposals of investments in such funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.

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
While the price of oil generally increased in 2017, we continue to see volatility.  Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East and Africa, actions of the Organization of Petroleum Exporting Countries, the non-U.S. supply of oil and natural gas, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. The increase in oil prices in 2017 had a positive impact on our natural resources and Legacy Energy portfolio which appreciated 30% and 6%, respectively, for the year.  In the event oil prices decline, it is possible our portfolio could be adversely impacted.
Our funds may utilize special purpose acquisition companies (SPACs) to make investments in the energy industry. SPACs are publicly-traded companies that raise funds from public investors through an initial public offering (IPO) of units in order to compete an initial business combination within 24 months from the date of the IPO. If a SPAC does not complete the business combination within 24 months, our investment funds will bear certain sunk costs and the SPAC will dissolve.
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Since the global financial crisis, we have experienced and subsequent recovery has caused significant fluctuations in the value of securities held by our funds. The concomitant recession and recovery in the real economy subsequent to the global financial crisis also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered eight consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as geopolitical events, increased risk of rising interest rates or a flattening yield curve, weakening credit markets, high levels of public debt, and potential economic crises outside of the U.S. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that global GDP would quickly return to its pre-crisis trend. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. A rebound in the strength of the U.S. Dollar could also increase default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (EMEs), particularly in those economies whose currencies declined sharply relative to the U.S. dollar between 2013 and 2016. An increase in emerging markets corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these downward trends. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Organizational Structure-The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Partnership and could create operational risks for the Partnership.”

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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation. These regulators include Federal Energy Regulatory Commission (the “FERC”), which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (“NERC”), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (the “FPA”), The Energy Policy Act of 2005, Natural Gas Act, as amended (the “NGA”) and state and, perhaps, local public utility laws. On the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules regulations and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the current administration or Congress to overturn or modify policies or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration could adversely affect our alternative energy investments. Conversely, any governmental policy changes encouraging resource extraction could have the effect of holding down energy prices, which could have a negative impact on certain of our energy investments.

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
Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a Board of Directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2017, the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 74%. Unless and until the foregoing voting power condition is satisfied, our general partner’s Board of Directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.

In addition, holders of the preferred units generally have no voting rights and have none of the voting rights given to holders of our common units, subject to certain exceptions. See “Risks Related to Our Preferred Units—Holders of the preferred units have limited voting rights.”
Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.
TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2017, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 70% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.
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
As a result of these matters and the provisions referred to under “— Our common unitholders do not elect our general partner or, except in limited circumstances, vote on our general partner’s directors and have limited ability to influence decisions regarding our business,” our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Carlyle Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

In addition, holders of the preferred units generally have no voting rights and have none of the voting rights given to holders of our common units, subject to certain exceptions.  See “Risks Related to Our Preferred Units— Holders of the preferred units have limited voting rights.”

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
Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our common and preferred unitholders, which may permit them to favor their own interests to the detriment of us and our common and preferred unitholders.
Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common and preferred unitholders. These conflicts include, among others, the following:

•
our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to common and preferred unitholders;

•
our general partner is allowed to take into account the interests of parties other than us and the common and preferred unitholders in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common and preferred unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have certain duties and obligations to those funds and their investors as a result of which we expect to regularly take actions in a manner consistent with such duties and obligations but that might adversely affect our near term results of operations or cash flow;

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

•
our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common and preferred unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common and preferred units, common and preferred unitholders have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law;

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

•	our general partner determines whether to waive certain restrictions relating to such units pursuant to the terms of the Exchange Agreement;

•	our general partner determines how much debt we incur and whether to issue preferred securities and those decisions may adversely affect our credit ratings;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence” and “Part III. Items 10. Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors—Conflicts Committee.”

Our partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our general partner and limit remedies available to common and preferred unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for a preferred or common unitholder to successfully challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.
Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our partnership agreement provides that when our general partner is acting in its individual capacity, as opposed to in its capacity as our general partner, it may act without any fiduciary obligations to us or our common and preferred unitholders whatsoever. When our general partner, in its capacity as our general partner, is permitted to or required to make a decision in its “sole discretion” or “discretion” or pursuant to any provision of our partnership agreement not subject to an express standard of “good faith,” then our general partner is entitled to consider only such interests and factors as it desires, including its own interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners and will not be subject to any different standards imposed by the partnership agreement, otherwise existing at law, in equity or otherwise.
The modifications of fiduciary duties contained in our partnership agreement are expressly permitted by Delaware law. Hence, we and our common and preferred unitholders only have recourse and are able to seek remedies against our general partner if our general partner breaches its obligations pursuant to our partnership agreement. Unless our general partner breaches its obligations pursuant to our partnership agreement, we and our common and preferred unitholders do not have any recourse against our general partner even if our general partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our partnership agreement, our partnership agreement provides that our general partner and its officers and directors are not be liable to us or our common and preferred unitholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These modifications are detrimental to the common and preferred unitholders because they restrict the remedies available to common and preferred unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
Whenever a potential conflict of interest exists between us, any of our subsidiaries or any of our partners, and our general partner or its affiliates, our general partner may resolve such conflict of interest. Our general partner’s resolution of the conflict of interest will conclusively be deemed approved by the partnership and all of our partners, and not to constitute a breach of the partnership agreement or any duty, unless the general partner subjectively believes such determination or action is opposed to the best interests of the partnership. A preferred or common unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of proving that the general partner subjectively believed that such resolution was opposed to the best interests of the partnership. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
Also, if our general partner obtains the approval of the conflicts committee of our general partner, any determination or action by the general partner will be conclusively deemed to be made or taken in good faith and not a breach by our general partner of the partnership agreement or any duties it may owe to us or our common and preferred unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Common and preferred unitholders, in purchasing our common and preferred units, are deemed as having consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law. As a result, common and preferred unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence” and “Part III. Items 10. Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors—Conflicts Committee.”
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
We intend to pay periodic distributions to our common and preferred unitholders, but our ability to do so may be limited by our cash flow from operations and available liquidity, holding partnership structure, applicable provisions of Delaware law and contractual restrictions and obligations.
The Carlyle Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Carlyle Holdings held through wholly owned subsidiaries. The Carlyle Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Carlyle Holdings to make distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, to fund any distributions The Carlyle Group L.P. may declare on the common units. If Carlyle Holdings makes such distributions, the limited partners of Carlyle Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Carlyle Holdings. Because Carlyle Holdings I GP Inc. must pay taxes and make payments under the tax receivable agreement, the amounts ultimately distributed by The Carlyle Group L.P. to common unitholders are generally expected to be less, on a per unit basis, than the amounts distributed by the Carlyle Holdings partnerships to the limited partners of the Carlyle Holdings partnerships in respect of their Carlyle Holdings partnership units. In addition, each Carlyle Holdings partnership has issued a series of preferred units (the “GP Mirror Units”) with economic terms designed to mirror those of the Series A Preferred Units. The GP Mirror Units pay the same 5.875% rate per annum to our wholly-owned subsidiaries, including Carlyle Holdings I GP Inc., that we pay on our Series A Preferred Units. Although income allocated in respect of distributions on the GP Mirror Units made to Carlyle Holdings I GP Inc. is subject to tax, cash distributions to the holders of Series A Preferred Units will not be reduced on account of any income owed by Carlyle Holdings I GP Inc.
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

Our preferred units rank senior to our common units with respect to the payment of distributions. Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the preferred units for a quarterly distribution period, during the remainder of that distribution period we may not declare or pay or set apart payment for distributions on any units of the Partnership that are junior to the preferred units, including our common units, and we may not repurchase any such junior units. Distributions on the Series A Preferred Units will reduce after-tax Distributable Earnings.

Distributions on the preferred units are discretionary and non-cumulative. See “Risks Related to Our Preferred Units—Distributions on the preferred units are discretionary and non-cumulative.”
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
Limited partners of the Carlyle Holdings partnerships, may, subject to the terms of the exchange agreement and the Carlyle Holdings partnership agreements, exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Carlyle Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions. Such tax deductions are expected to reduce the amount of tax that Carlyle Holdings I GP Inc. and any other entity which may in the future pay taxes and become obligated to make payments under the tax receivable agreement as described in the fourth succeeding paragraph below, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that the corporate taxpayers realize as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Carlyle Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, the payments that we may make pursuant to the tax receivable agreement will be substantial. The factors include:

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

•
the amount and timing of our income — the corporate taxpayers will be required to pay 85% of the cash tax savings as and when realized, if any. If the corporate taxpayers do not have taxable income (without the tax receivable agreement related tax deductions), the corporate taxpayers are not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any cash tax savings that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivables agreement; and

•
tax rate and tax legislation - the impact of changes in tax rates or tax legislation may impact the tax paid, which would modify the amount paid under the agreement. For example the TCJA includes permanent reduction in the federal corporate income tax rate from 35% to 21%, which will likely reduce future amounts to be paid under the agreement with respect to tax years beginning in 2018. In addition, there are numerous other provisions which may also have an impact on the amount of tax to be paid.

The payments under the tax receivable agreement are not conditioned upon the tax receivable agreement counterparties’ continued ownership of us. In the event that The Carlyle Group L.P. or any of its wholly owned subsidiaries that are not treated as corporations for U.S. federal income tax purposes become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers, and could impact future amounts to be paid pursuant to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit was equal to $22.90 per common unit, which was the closing price per common unit on December 29, 2017, and that LIBOR were to be 2.95%, we estimate that the aggregate amount of these termination payments would be approximately $618 million if the corporate taxpayers were to exercise their termination right.
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
For instance, in the last three years, the FASB has issued several accounting standard updates that will change (or have already changed) how we account for and report significant areas of our business. On January 1, 2016, we changed the way we evaluate certain legal entities for consolidation. This accounting standard update reduced the number of funds we consolidate and reduced our total assets, total liabilities and total partners' capital. Further, in May 2014, the FASB issued a final accounting standard that changes the way entities recognize revenue in their financial statements. This new accounting method will affect how we recognize and present revenues in our financial statements. The accounting change related to the recognition of revenue is effective January 1, 2018. Additionally, in February 2016, the FASB issued a final accounting standard that will require us to recognize virtually all of our leases on our consolidated balance sheet. While this accounting change is not effective until January 1, 2019, it is required to be applied retrospectively and we expect that our total assets and total liabilities on our consolidated balance sheet to increase upon adoption of this accounting guidance.

The changes to GAAP will also impose special demands on entities in the areas of governance, employee training, internal controls and disclosure.

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
As of December 31, 2017 (and subsequent to the January 1, 2016, adoption of an accounting standard that changed the way we evaluate certain legal entities for consolidation as discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K), the total assets and liabilities of our consolidated VIEs reflected in our consolidated balance sheets were not material.
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
The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. Subject to the restrictions described below, we may issue and sell in the future additional common units. Since our initial public offering, we have issued 4,500,000 common units in primary offerings and have granted 50,462,113 deferred restricted common units as of December 31, 2017. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing unitholders’ equity interest. The issuance of the additional common units, the sale of common units upon the exchange of Carlyle Holdings partnership units and the vesting and sale of the deferred restricted common units could cause the market price of our common units to decline.
As of December 31, 2017, limited partners of the Carlyle Holdings partnerships owned an aggregate of 234,813,858 Carlyle Holdings partnership units. Pursuant to the exchange agreement with the limited partners of the Carlyle Holdings partnerships, the limited partners may, subject to any applicable remaining vesting and minimum retained ownership requirements other transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for our common units on a one-for-one basis, which exchanges began in the second quarter of 2017. Of the total units in the Carlyle Holdings partnerships, entities affiliated with Mubadala Development Company, an Abu Dhabi-based strategic development and investment company (“Mubadala”) owned 23,517,939 Carlyle Holdings partnership units as of December 31, 2017. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units at any time (subject to the terms of the exchange agreement). Common units received upon an exchange of Carlyle Holdings partnership units are eligible for immediate sale.
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
Under our Equity Incentive Plan, we have granted 50,462,113 deferred restricted common units as of December 31, 2017. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with the vesting of awards under our Equity Incentive Plan.
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

Risks Related to our Preferred Units

The market price of the preferred units could be adversely affected by various factors.

The market price for the preferred units may fluctuate based on a number of factors, including:

•	the trading price of our common units;

•	the incurrence of additional indebtedness or additional issuances of other series or classes of preferred units;

•	whether we declare or fail to declare distributions on the preferred units from time to time and our ability to make distributions under the terms of our indebtedness;

•	our creditworthiness, results of operations and financial condition;

•	the credit ratings of the preferred units;

•	the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; and

•	economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally.

Our performance, market conditions and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the preferred units. In general, as market interest rates rise, securities with fixed interest rates or fixed distribution rates, such as the preferred units, decline in value. Consequently, if you purchase the preferred units and market interest rates increase, the market price of the preferred units may decline. We cannot predict the future level of market interest rates.

Our ability to pay quarterly distributions on the preferred units will be subject to, among other things, general business conditions, our financial results, restrictions under the terms of our existing and future indebtedness or senior units, and our liquidity needs. Any reduction or discontinuation of quarterly distributions could cause the market price of the preferred units to decline significantly. Accordingly, the preferred units may trade at a discount to their purchase price.

Distributions on the preferred units are discretionary and non-cumulative.
Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions when, as, and if declared by the board of directors of our general partner. Consequently, if the board of directors of our general partner does not declare a distribution for a distribution period, holders of the preferred units would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if the board of directors of our general partner does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to our Series A Preferred Units or any other preferred units we may issue. This may result in holders of the preferred units not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell preferred units or to do so at a price that the holder finds attractive.

The board of directors of our general partner may, in its sole discretion, determine to suspend distributions on the preferred units, which may have a material adverse effect on the market price of the preferred units. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on the preferred units. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

The terms of the preferred units will not restrict our ability to distribute tax distribution amounts to the holders of our common units even in periods when distributions on the preferred units have been suspended.
Although we generally cannot repurchase any common units or junior units and we generally may not declare or pay or set apart payment for distributions on any common units or junior units unless distributions have been declared and paid or declared and set apart for payment on the preferred units, there are exceptions, including for tax distributions. Accordingly, even if the board of directors of our general partner determines, in its sole discretion, to suspend distributions on the preferred units, we may still make distributions to the holders of our common units of amounts equal to the tax distribution amounts received from Carlyle Holdings, which the Carlyle Holdings partnerships distribute in accordance with the terms of their partnership agreements. The holders of the preferred units will have no right to prohibit or participate in, and will have no claim over, any such distributions, which may be material in amount.
Holders of the preferred units have limited voting rights.
Holders of the preferred units generally have no voting rights and have none of the voting rights given to holders of our common units, subject to certain exceptions. In particular, if distributions on the preferred units have not been declared and paid for the equivalent of six or more quarterly distribution periods, whether or not consecutive (a “Nonpayment Event”), holders of the preferred units, together as a class with holders of any other series of parity units then outstanding with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors of our general partner, subject to the terms and to the limited extent provided in our partnership agreement. When quarterly distributions have been declared and paid on the preferred units for four consecutive quarters following a Nonpayment Event, the right of the holders of the preferred units and such parity units to elect these two additional directors will cease, the terms of office of these two additional directors will forthwith terminate, the number of directors constituting the board of directors of our general partner will be reduced accordingly and, for purposes of determining whether a subsequent Nonpayment Event has occurred, the number of quarterly distributions payable on the preferred units that have not been declared and paid shall reset to zero.
There is no limitation on our issuance of debt securities or equity securities that rank equally with the preferred units and we may issue equity securities that rank senior to the preferred units.
The terms of the preferred units do not limit our ability to incur indebtedness or other liabilities. As a result, we and our subsidiaries may incur indebtedness or other liabilities that will rank senior to the preferred units. In addition, while we do not currently have any outstanding equity securities that rank equally with or senior to the preferred units, we may issue additional equity securities that rank equally with the preferred units without limitation and, with the approval of the holders of two-thirds of the Series A Preferred Units and all other series of voting preferred units, acting as a single class, any equity securities that rank senior to the preferred units. The incurrence of indebtedness or other liabilities that will rank senior to the preferred units or the issuance of securities ranking equally with or senior to the preferred units may reduce the amount available for distributions and the amount recoverable by holders of the preferred units in the event of our liquidation, dissolution or winding-up.
Risks Related to U.S. Taxation
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of common and preferred unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception that allows us to be treated as a partnership for U.S. federal income tax purposes, referred to as the “Qualifying Income Exception,” (for example, proposed regulations that would treat controlled foreign corporation ("CFC") Subpart F and passive foreign investment company ("PFIC") qualified electing fund income inclusions as non-qualifying income except to the extent earnings and profits attributable to the inclusions are distributed for the taxable year), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “— Risks Related to Our Company— In past years, the U.S. Congress has considered legislation that would have in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business could be reduced.”
Our organizational documents and governing agreements will permit our general partner to modify our limited partnership agreement from time to time, without the consent of the common or preferred unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all common and preferred unitholders. For instance, our general partner could elect at some point to treat us as an association taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If our general partner were to do this, the U.S. federal income tax consequences of owning our common and preferred units would be materially different (including as a result of all of our future net income being subject to a level of corporate tax).

Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules of the Internal Revenue Code and to report allocations of income, gain, deduction, loss and credit to common unitholders and allocations of gross income and gains to preferred unitholders in a manner that reflects such unitholders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. As a result, a common unitholder transferring units may be allocated income, gain, loss and deductions and a preferred unitholder may be allocated gross income and gains realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects common and preferred unitholders.
If we were treated as a corporation for U.S. federal income tax or state tax purposes or otherwise became subject to additional entity level taxation (including as a result of changes to current law), then the amount of cash available for distribution to common and preferred unitholders could be substantially reduced and the value of our units could be adversely affected.
We are currently treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the applicable tax rates. The TCJA included permanent reduction in the maximum U.S. federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. In addition, we would likely be liable for state and local income and/or franchise tax on all our income. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to you. Because a tax would be imposed upon us as a corporation, the amount of cash available for distributions to holders of our common and preferred units could be substantially reduced which could cause a reduction in the value of our units. The same changes would result if our general partner caused us to be taxed as a corporation for U.S. federal income tax purposes.
Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to additional entity level taxation. See “—Risks Related to Our Company—In past years, the U.S. Congress has considered legislation that would have in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business could be reduced.” For example, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
Recently enacted U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the President signed into law the TCJA, which has resulted in fundamental changes to the Code. Some of the key elements of the TCJA include (i) the reduction of the corporate tax rate from 35% to 21%, (ii) new limitations on the utilization of net operating losses, (iii) partial limitations on the deductibility of business interest expense, (iv) a longer three-year holding period requirement for carried interest to be treated as long-term capital gain, (v) certain modifications to Section 162(m) of the Code and (vi) general changes to the taxation of corporations and businesses, including modifications to cost recovery rules and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Although we are continuing to analyze the impact of TCJA on us, we do not expect tax reform to have a material impact to our current taxes. We continue to examine the impact this tax reform legislation may have on our business including our investment funds and portfolio companies. The impact of this tax reform on holders of our preferred or common units is uncertain and could be adverse. Each unitholder should consult with its tax advisor regarding the implications of tax reform on holding one of our units.

Our common and preferred unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our common unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction, and our preferred unitholders will be required to take into account their allocable share of our gross income and gain. Distributions to our common and preferred unitholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the units. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common and preferred units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, you may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable years, regardless of whether or not you receive cash distributions from us. See “—Risks Related to Our Company—In past years, the U.S. Congress has considered legislation that would have in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business could be reduced.”
Our common and preferred unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a CFC and a PFIC may produce taxable income prior to the receipt of cash relating to such income, and common and preferred unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common and preferred units may be obligated to make such adjustments as the IRS may require in order to maintain our status as a partnership. Such adjustments may require persons holding our common and preferred units to recognize additional amounts in income during the years in which they hold such units.

Amounts distributed in respect of the Series A Preferred Units could be treated as “guaranteed payments” for U.S. federal income tax purposes.

The treatment of interests in a partnership such as the Series A Preferred Units and the payments received in respect of such interests is uncertain. The IRS may contend that payments on the Series A Preferred Units represent “guaranteed payments,” which would generally be treated as ordinary income but may not have the same character when received by a holder as our gross income had when earned by us. If distributions on the Series A Preferred Units are treated as “guaranteed payments,” a holder would always be treated as receiving income equal to the amount distributed or accrued, regardless of the amount of our gross income. Our partnership agreement provides that all holders agree to treat payments made in respect of the Series A Preferred Units as other than guaranteed payments.
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
Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Carlyle Holdings partnerships. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax-free to our common and preferred unit holders if we were a corporation.

Tax gain or loss on disposition of our common or preferred units could be more or less than expected.
If you sell your common or preferred units, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those units. Prior distributions to you in excess of the total net taxable income allocated to you, which decreased the tax basis in your units, will in effect become taxable income to you if the units are sold at a price greater than your tax basis in those units, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to you.
Because we do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Carlyle Holdings partnerships, a holder of common units could be allocated more taxable income in respect of those common units prior to disposition than if we had made such an election.
We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us or Carlyle Holdings II L.P. If no such election is made, there generally will be no adjustment to the basis of the assets of Carlyle Holdings II L.P. upon our acquisition of interests in Carlyle Holdings II L.P. in connection with our initial public offering, or subsequent offerings, or to our assets or to the assets of Carlyle Holdings II L.P. upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Carlyle Holdings II L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us or Carlyle Holdings II L.P. gain allocable to a holder of common units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if we had made a Section 754 election.
Non-U.S. persons face unique U.S. tax issues from owning common and preferred units that may result in adverse tax consequences to them.
In light of our intended investment activities, we generally do not expect to be treated as engaged in a U.S. trade or business or to generate significant amounts of income treated as effectively connected income with respect to non-U.S. holders of our common and preferred units (“ECI”). However, there can be no assurance that we will not generate ECI currently or in the future and, subject to the qualifying income rules, we are under no obligation to minimize ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders will be reduced by withholding taxes imposed at the highest effective applicable tax rate.
Any gain recognized by a non-U.S. holder on the sale or exchange of common units that is deemed to be effectively connected with a U.S. trade or business will also be treated as ECI. The TCJA includes a provision effective as of November 27, 2017 treating gain or loss from the sale, exchange or disposition of a partnership interest by a non-U.S. holder as ECI to the extent that the non-U.S. holder would have recognized ECI had the partnership sold all its assets for their fair market value on the date of the sale or exchange. In addition, effective after December 31, 2017, the legislation requires the transferee of an interest in a partnership that is engaged in a U.S. trade or business to withhold 10 percent of the transferor’s amount realized

(gross purchase price) on the sale, exchange or other disposition of such partnership interest, unless an applicable non-foreign person affidavit is furnished by the transferor or another exception applies. Pursuant to Notice 2018-8, the Department of the Treasury and the IRS have temporarily suspended the application of the 10 percent withholding obligation in the case of the sale, exchange or other disposition of certain publicly traded partnership interests pending further guidance. While we generally do not expect to directly or indirectly own ECI producing assets in light of our intended investment activities, there can be no assurance that we will not hold ECI assets currently or in the future and subject to the qualifying income rules, we are under no obligation to minimize ECI. Many issues and the overall effect of this legislation on us are uncertain and still evolving and we will continue to assess the impact of this legislation.
Generally, under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) provisions of the Internal Revenue Code, certain non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. In December 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law providing some exemptions from FIRPTA tax for certain types of non-U.S. persons. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if interests in U.S. real property constitute 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States (a “United States Real Property Holding Corporation” or “USRPHC”). The FIRPTA tax applies to certain non-U.S. holders holding an interest in a partnership that realizes gain in respect of an interest in U.S. real property or an interest in a USRPHC. We may, from time to time, make certain investments (other than direct investments in U.S. real property), for example, through one of our investment funds held by Carlyle Holdings II GP L.L.C. that could constitute investments in U.S. real property or USRPHCs. If we make such investments certain non U.S. holders will be subject to U.S. federal income tax under FIRPTA on such holder’s allocable share of any gain we realize on the disposition of a FIRPTA interest and will be subject to the tax return filing requirements regarding ECI discussed above. Certain foreign pension funds (“Qualified Foreign Pension Funds”) are exempt from FIRPTA on their disposition of U.S. real property interests held directly or indirectly through one or more partnerships. A Qualified Foreign Pension Fund is a corporation, trust or other arrangement which (1) is created or organized outside of the United States, (2) is established to provide retirement or pension benefits to current or former employees of one or more employers in consideration for services rendered, (3) does not have any single participant or beneficiary with a right to more than 5% of the fund’s assets or income, (4) is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates and (5) with respect to which, under the laws of the country in which it is established or operates, contributions to it are deductible or excludable from gross income or taxed at a reduced rate, or taxation of its investment income is deferred or taxed at a reduced rate.
Tax-exempt entities face unique tax issues from owning common or preferred units that may result in adverse tax consequences to them.
In light of our intended investment activities, we generally do not expect to make investments directly in operating businesses that generate significant amounts of unrelated business taxable income for tax-exempt holders of our common units (“UBTI”). However, certain of our investments may be treated as debt-financed investments, which may give rise to debt-financed UBTI. Accordingly, no assurance can be given that we will not generate UBTI currently or in the future and, subject to the qualifying income rules, we are under no obligation to minimize UBTI. Consequently, a holder of common units that is a tax-exempt organization may be subject to “unrelated business income tax” to the extent that its allocable share of our income consists of UBTI. A tax-exempt partner of a partnership could be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partnership interest itself is debt-financed. The TCJA provides that losses from one unrelated trade or business cannot be used to offset income from another trade or business for purposes of calculating a tax-exempt entity's UBTI.

We cannot match transferors and transferees of common or preferred units, and we will therefore adopt certain income tax accounting positions that may not conform to all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our units.
Because we cannot match transferors and transferees of common or preferred units, we will adopt depreciation, amortization and other tax accounting positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common and preferred unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common or preferred units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

In addition, our taxable income and losses will be determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, a common unitholder transferring units, may be allocated income, gain, loss and deductions, and a preferred unitholder may be allocated gross income and gains realized by us after the date of transfer. Similarly, a transferee of common units may be allocated income, gain, loss and deduction and a transferee or preferred units may be allocated gross income and gains realized by us prior to the date of the transferee’s acquisition of our units. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.
Pursuant to the TCJA, beginning for partnership tax years beginning after 2017, the sale or exchange of 50% or more of our capital and profit interests will no longer result in the termination of our partnership for U.S. federal income tax purposes. We will instead be treated as continuing to exist for U.S. federal income tax purposes even if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.
We may be liable for adjustments to our tax returns as a result of partnership audit legislation.
Legislation was enacted in 2015 that significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common and preferred unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common or preferred unitholder may indirectly bear taxes attributable to income allocable to other common and preferred unitholders or former common and preferred unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common or preferred units. Amounts available for distribution to our common and preferred unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this legislation on us are uncertain and still evolving and we will continue to assess the impact of this legislation.
Certain U.S. holders of common and preferred units are subject to additional tax on “net investment income.”
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
Common and preferred unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our units.
In addition to U.S. federal income taxes, our common and preferred unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our common and preferred unitholders do not reside in any of those jurisdictions. Our common and preferred unitholders may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, common and preferred unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each common and preferred unitholder to file all U.S. federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common or preferred units.

We may not be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common and preferred units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that common and preferred unitholders may be required to file amended income tax returns.
As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each unitholder annually. Although we currently intend to distribute Schedule K-1s on or around 90 days after the end of our fiscal year, it may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for us. For this reason, holders of common and preferred units who are U.S. taxpayers should anticipate that they may need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

In addition, it is possible that holders of common and preferred units will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for holders common and preferred units to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each common unitholder.
We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.
Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes and may be treated as a PFIC or a CFC. The TCJA imposes a deemed repatriation toll charge, as part of a move to a territorial system, on a U.S. person's pro-rata share of a CFC's previously untaxed foreign earnings. In addition, the TCJA expanded the definition of companies that could be CFCs which could have adverse implications to U.S. unitholders. U.S. holders of common and preferred units indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences.
Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain foreign investors.
Under the Foreign Account Tax Compliance Act (“FATCA”), a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this regulation, various foreign governments have entered into intergovernmental agreements, or IGAs, with the U.S. government. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an IGA to implement this legislation, the foreign financial institutions may comply with revised diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. In addition, we expect to incur additional expenses related to our compliance with such regulations. Other countries, such as Luxembourg, United Kingdom and the Cayman Islands, have implemented common reporting standards similar to that of FATCA and in some cases, have imposed penalties for non-compliance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 30 offices, including our office in Arlington, Virginia, which houses our treasury, tax and finance functions. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, the Partnership is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements in excess of amounts accrued. The Partnership believes that the matters described below are without merit and intends to vigorously contest such allegations for the matters that have not been resolved.
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. The Attorney General may also pursue its own recovery from the defendants in the action.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision and the Partnership is preparing its response. The Partnership may be entitled to receive additional amounts from the plaintiff as reimbursement of legal fees and expenses incurred to defend against the claims. In December 2017, the Partnership received approximately $29.8 million from the plaintiff as a deposit towards its obligations to reimburse the Partnership for such expenses, but such amount is subject to repayment pending a final determination of the correct reimbursement amount and the ultimate outcome of the appeal process.
Cobalt International Energy, Inc. ("Cobalt") was a portfolio company owned by two of our Legacy Energy funds and funds advised by certain other private equity sponsors.  Cobalt filed for bankruptcy protection on December 14, 2017.  A federal securities class action against Cobalt (In re Cobalt International Energy, Inc. Securities Litigation) was filed in November 2014 in the U.S. District Court for the Southern District of Texas, seeking monetary damages and alleging that Cobalt and its directors made misrepresentations in certain of Cobalt’s securities offering filings relating to:  (i) the value of oil reserves in Angola for which Cobalt had acquired drilling concessions, and (ii) its compliance with the Foreign Corrupt Practices Act regarding its operations in Angola and a U.S. government investigation regarding the same.  The securities class action also named as co-defendants certain securities underwriters and the five private equity sponsors of Cobalt, including Riverstone and the Partnership.  The class action alleged that the Partnership has liability as a "control person" for the alleged misrepresentations in Cobalt's securities offerings as well as insider trading liability.  The federal court dismissed the insider trading claim against the Partnership.  In addition to the class action in federal court, a class action claim was also filed in Texas state court in Houston (Ira Gaines v. Joseph Bryant, et al.) on similar grounds, alleging derivative claims that Cobalt and the private equity sponsors breached their fiduciary duties by engaging in insider trading. No Partnership employee served as a director or executive of Cobalt, and we vigorously contest all allegations made against the Partnership.
From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. Based on a provision in the Luxembourg-France tax treaty, it did not report or pay tax in France on gain from the sale. The French tax authorities asserted that CEREP I was ineligible to claim exemptions from French tax under the tax treaty, and issued a tax assessment seeking to collect taxes, interest and penalties. In April 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership disagreed with the outcome and filed a petition of appeal. In December 2017, the Partnership was successful on its appeal, with the French appellate court reversing the earlier tax court opinion and awarding the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarding interest on the refund

(which is estimated to be approximately €12.5 million, before tax). The appellate decision remains subject to the possibility of a further appeal, but the French tax authorities have not given notice as to whether they will pursue such a further appeal. Pending receipt of the refund and a final determination on any further appeal, the Partnership has not recognized income in respect of the refund as of December 31, 2017.
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
During the year, the Partnership entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S. In total, the Partnership paid $265 million ($165 million of which was paid in 2017 with the remaining $100 million paid in 2016) to fully resolve all claims related to these matters and issued promissory notes in the aggregate amount of $54 million to repurchase the investors' interests in the two structured finance vehicles. In connection with these settlements, the Partnership also acquired certain rights to receive a portion of any proceeds obtained from marine cargo insurance policies and other efforts to pursue reimbursement for the misappropriation of petroleum. In the year ended December 31, 2017, the Partnership recognized $177 million, net of related recovery costs, in general liability insurance proceeds related to these settlements.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2017, the Partnership had recorded liabilities aggregating to $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
The number of holders of record of our common units as of February 9, 2018 was 28. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

Cash Distribution Policy for Common Units
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
Because The Carlyle Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Carlyle Holdings held through wholly owned subsidiaries, we will fund distributions by The Carlyle Group L.P. to common unitholders, if any, in three steps:

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
Preferred Unit Distributions
With respect to distribution year 2017, the Board of Directors of our general partner has declared a distribution to preferred unitholders totaling approximately $6.0 million, or $0.375347 per Preferred Unit, which was paid on December 15, 2017. In February 2018, the Board of Directors of the general partner of the Partnership declared a distribution for the first quarter of 2018 of $0.367188 per preferred unit to preferred unitholders of record at the close of business on March 1, 2018, payable on March 15, 2018. Distributions on the Preferred Units are discretionary and non-cumulative.
Common Unit Distributions
With respect to distribution year 2017, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $137.5 million, or $1.41 per common unit, consisting of (i) $0.33 per common unit in respect of the fourth quarter of 2017, which is payable on February 27, 2018 to common unitholders of record on February 20, 2018, (ii) $0.56 per common unit in respect of the third quarter of 2017, which was paid in November 2017, (iii) $0.42 per common unit in respect of the second quarter of 2017, which was paid in August 2017, and (iv) $0.10 per common unit in respect of the first quarter of 2017, which was paid in May 2017. Distributions to common unitholders paid during the calendar year ended December 31, 2017 were $118.1 million, representing the distributions paid in February 2017 of $0.16 per common unit with respect to the fourth quarter of 2016, $0.10 per common unit with respect to the first quarter of 2017, $0.42 per common unit with respect to the second quarter of 2017, and $0.56 per common unit with respect to the third quarter of 2017.
With respect to distribution year 2016, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $131.1 million, or $1.55 per common unit, consisting of (i) $0.16 per common unit in respect of the fourth quarter of 2016, which was paid in February 2017, (ii) $0.50 per common unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016. Distributions to common unitholders paid during the calendar year ended December 31, 2016 were $140.9 million, representing the distributions paid in March 2016 of $0.29 per common unit with respect to the fourth quarter of 2015, $0.26 per common unit with respect to the first quarter of 2016, $0.63 per common unit with respect to the second quarter of 2016, and $0.50 per common unit with respect to the third quarter of 2016.
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
Carlyle Holdings Unit Distributions
With respect to distribution year 2017, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $334.2 million, or $1.41 per Carlyle Holdings unit, consisting of (i) $0.33 per Carlyle Holdings unit in respect of the fourth quarter of 2017, which is payable on February 26, 2018 to Carlyle Holdings unitholders of record on February 20, 2018, (ii) $0.56 per Carlyle Holdings unit in respect of the third quarter of 2017, which was paid in November 2017, (iii) $0.42 per Carlyle Holdings unit in respect of the second quarter of 2017, which was paid in August 2017, and (iv) $0.10 per Carlyle Holdings unit in respect of the first quarter of 2017, which was paid in May 2017.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2017 were $295.6 million, representing the distributions paid in February 2017 of $0.16 per Carlyle Holdings unit with respect to the fourth quarter of 2016, $0.10 per Carlyle Holdings unit with respect to the first quarter of 2017, $0.42 per Carlyle Holdings unit with respect to the second quarter of 2017, and $0.56 per Carlyle Holdings unit with respect to the third quarter of 2017.
With respect to distribution year 2016, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $376.2 million, or $1.55 per Carlyle Holdings unit, consisting of (i) $0.16 per Carlyle Holdings unit in respect of the fourth quarter of 2016, which was paid in February 2017, (ii) $0.50 per Carlyle Holdings unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per Carlyle Holdings unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per Carlyle Holdings unit in respect of the first quarter of 2016, which was paid in May 2016.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2016 were $422.6 million, representing the distributions paid in March 2016 of $0.35 per Carlyle Holdings unit with respect to the fourth quarter of 2015, $0.26 per Carlyle Holdings unit with respect to the first quarter of 2016, $0.63 per Carlyle Holdings unit with respect to the second quarter of 2016, and $0.50 per Carlyle Holdings unit with respect to the third quarter of 2016.
With respect to distribution year 2015, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $530.1 million, or $2.17 per Carlyle Holdings unit, consisting of (i) $0.35 per Carlyle Holdings unit in respect of the fourth quarter of 2015, which was paid in March 2016, (ii) $0.60 per Carlyle Holdings unit in respect of the third quarter of 2015, which was paid in November 2015, (iii) $0.89 per Carlyle Holdings unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per Carlyle Holdings unit in respect of the first quarter of 2015, which was paid in May 2015.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2015 were $848.5 million, representing the distributions paid in March 2015 of $1.61 per Carlyle Holdings unit with respect to the fourth quarter of 2014, $0.33 per Carlyle Holdings unit with respect to the first quarter of 2015, $0.89 per Carlyle Holdings unit with respect to the second quarter of 2015, and $0.60 per Carlyle Holdings unit with respect to the third quarter of 2015.
The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2017		2016
	High	Low	High	Low
First Quarter	$17.50	$15.20	$17.40	$11.25
Second Quarter	$20.00	$15.60	$17.97	$15.30
Third Quarter	$24.70	$18.85	$17.44	$14.82
Fourth Quarter	$24.85	$19.50	$16.45	$14.35

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Carlyle Holdings partnership units.

Issuer Purchases of Equity Securities

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2017, no units were repurchased. As of December 31, 2017, we had approximately $141 million in remaining authorization under the unit repurchase program.

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
We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2015, 2014 and 2013 were derived from the audited consolidated financial statements of The Carlyle Group L.P. which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues
Fund management fees	$1,026.9	$1,076.1	$1,085.2	$1,166.3	$984.6
Total Performance fees	2,093.9	751.8	824.9	1,674.4	2,375.3
Investment income (loss)	232.0	160.5	15.2	(7.2)	18.8
Interest and other income and revenues	323.4	285.9	1,080.9	1,046.8	1,062.5
Total Revenues	3,676.2	2,274.3	3,006.2	3,880.3	4,441.2

Total Expenses	2,632.3	2,242.1	3,468.4	3,775.4	3,693.9

Other Income	88.4	13.1	864.4	887.0	696.7
Income before provision for income taxes	1,132.3	45.3	402.2	991.9	1,444.0
Provision for income taxes	124.9	30.0	2.1	76.8	96.2
Net income	1,007.4	15.3	400.1	915.1	1,347.8
Net income attributable to non-controlling interests in consolidated entities	72.5	41.0	537.9	485.5	676.0
Net income (loss) attributable to Carlyle Holdings	934.9	(25.7)	(137.8)	429.6	$671.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	690.8	(32.1)	(119.4)	343.8	567.7
Net income (loss) attributable to The Carlyle Group L.P.	$244.1	$6.4	$(18.4)	$85.8	104.1
Net income attributable to Series A Preferred Unitholders	6.0	—	—	—	—
Net income (loss) attributable to The Carlyle Group L.P. Common Unitholders	$238.1	$6.4	$(18.4)	$85.8	$104.1
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$2.58	$0.08	$(0.24)	$1.35	$2.24
Diluted	$2.38	$(0.08)	$(0.30)	$1.23	$2.05
Distributions declared per common unit	$1.24	$1.68	$3.39	$1.88	$1.33

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$1,000.1	$670.9	$991.5	$1,242.0	$966.6
Corporate treasury investments	$376.3	$190.2	$—	$—	$—
Investments and accrued performance fees	$5,294.9	$3,588.1	$3,874.5	$4,727.2	$4,418.9
Investments of Consolidated Funds(1)	$4,534.3	$3,893.7	$23,998.8	$26,028.8	$26,886.4
Total assets	$12,280.6	$9,973.0	$32,181.6	$35,994.3	$35,622.3

Debt obligations	$1,573.6	$1,265.2	$1,135.7	$1,146.9	$940.6
Loans payable of Consolidated Funds	$4,303.8	$3,866.3	$17,064.7	$16,052.2	$15,220.7
Total liabilities	$9,331.6	$8,519.0	$23,258.1	$23,138.3	$20,892.9

Redeemable non-controlling interests in consolidated entities	$—	$—	$2,845.9	$3,761.5	$4,352.0
Series A Preferred Units	$387.5	$—	$—	$—	$—
Total partners’ capital	$2,949.0	$1,454.0	$6,077.6	$9,094.5	$10,377.4

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit (formerly known as Global Market Strategies), and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2017, our Corporate Private Equity segment had approximately $73 billion in AUM and approximately $36 billion in Fee-earning AUM (Fee-earning AUM excludes $18 billion* in pending AUM for which we have not yet activated fees, although this capital is included in total AUM).

•
Real Assets — Our Real Assets segment advises our 11 U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and four carry funds advised by NGP. As of December 31, 2017, our Real Assets segment had approximately $43 billion in AUM and approximately $32 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 58 funds that pursue investment opportunities across structured credit, direct lending, distressed credit, energy credit and opportunistic credit. As of December 31, 2017, our Global Credit segment had approximately $33 billion in AUM and approximately $27 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 197 fund vehicles. As of December 31, 2017, our Investment Solutions segment had approximately $46 billion in AUM and approximately $30 billion in Fee-earning AUM.

*	For the Partnership, Fee-earning AUM excludes $22 billion in pending AUM for which we have not yet activated fees, although this capital is included in total AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.
Trends Affecting our Business
Expectations for global economic growth remained strong through the fourth quarter of 2017 and into early 2018, with particular optimism surrounding the outlook for growth in the eurozone. Our proprietary portfolio of industrial and manufacturing related indicators remained steady at or near six-year highs during the fourth quarter and into early 2018. As 2017 drew to a close, inflation continued to fall short of central bank targets. In the U.S., the core PCE price index (the Federal Reserve’s preferred measure of core inflation) rose by 1.5% in the twelve months ended December 2017, unchanged from November and still well below the Federal Reserve’s 2% target. Our proprietary portfolio data similarly lacked signs of inflationary pressure, a phenomenon we believe is almost entirely driven by weakness in construction activity. During the fourth quarter of 2017, eurozone core inflation rose more sluggishly than in the third quarter of 2017, with year-on-year rates of 0.9% observed in each month of the fourth quarter. On the other hand, U.S. bond market inflation expectations continue to rise, as the 10-year breakeven rate recently reached 2.1%. The U.S. dollar declined nearly 10% against global currencies in 2017, the largest annual decline in more than 10-years. During 2017, the Euro appreciated 12% against the U.S. dollar.

Stronger real global growth, relatively low longer-term interest rates, and the passage of tax reform pushed global equity markets to record highs in 2017. The MSCI World Index advanced 20% in 2017 and 5% in the fourth quarter alone, while the S&P 500 rose 19% over the calendar year and 6% in the fourth quarter of 2017. Underlying earnings growth at the companies comprising the S&P 500 has supported the upward movement of the markets. Estimated total 2017 earnings growth for the S&P 500 is 13.4%, the highest annual rate since 2011. As has been the case throughout the year, companies with greater global exposure have been driving this trend. As of mid-December 2017, S&P 500 companies with a concentration of at least 50% of sales outside the U.S. experienced earnings growth of approximately 15%, compared to approximately 7% for companies with a greater domestic focus. After strong recent performance pushing global market multiples to multi-year highs, during early February 2018, the markets experienced a heightened level of volatility in connection with a sell-off.

The U.S. 10-year Treasury yield ended 2017 at around 2.4% and has risen to more than 2.8% in the first two weeks of February 2018. While the yield curve continued to flatten through most of January, it has recently shown signs of steepening, with the credit spread between the 10-year and two-year Treasury yields rising to nearly 0.7% as of February 7, 2018. Credit spreads on B-rated corporate credit ticked up slightly to 370 basis points in the fourth quarter - well below long-run averages - while the trailing high-yield default rate continued to hover around 2.3% (measured globally). Sustained low interest rates and the availability of financing has continued to support valuation multiples near all-time highs, though rising inflation expectations and the repricing of risk may slow the pace of gains.

Our overall carry fund portfolio appreciated by 5% during the fourth quarter and was up 20% for 2017. In the fourth quarter, our Corporate Private Equity funds appreciated by 8% (32% for the full year), our Real Asset funds appreciated by 4% (19% for the full year) and our Global Credit carry funds appreciated by 1% for the quarter (11% for the full year). Appreciation in Investment Solutions was 3% in the fourth quarter and 10% for the full-year, negatively impacted by the strength of the Euro relative to the U.S. dollar as AlpInvest funds are primarily denominated in Euros, with significant underlying USD-denominated investments. Our private carry fund portfolio appreciated by 6% and our public carry fund portfolio appreciated by 9% during the fourth quarter, each excluding Investment Solutions. The continued appreciation across our portfolio was aided by market tailwinds in 2017 as described above. However, with market valuation levels at all-time highs, increasing volatility and the potential for upward movement in interest rates, it will be difficult for the public markets to generate the same level of appreciation in 2018 as observed in 2017 and, accordingly, it will be difficult for our portfolio to do the same as well.

In December 2017, the President signed the Tax Cuts and Jobs Act (the "TCJA"), providing the most comprehensive overhaul of the U.S. federal tax code in decades. In general, the TCJA is a pro-growth, pro-business package that is designed to stimulate growth in the economy. We expect the TCJA to further support the recent strong growth in the U.S. and global economies. Although for the majority of our current portfolio companies, we expect the benefit of a lower corporate tax rate will outweigh the cost associated with the potential limitations on interest expense deductibility, we will continue to evaluate the provisions of the Act for any further potential impact. Most of our portfolio companies have reasonable capital structures, are growing earnings and benefit from low interest rates. Assuming we continue to create value and the economy remains strong, we anticipate the TCJA generally should be a net positive for our carry fund portfolio.

Private equity fundraising in 2017 hit a record $453 billion, more than 9.5% above the prior high of $414 billion set in 2007, raising total industry “dry powder” above $1 trillion. We raised approximately $25 billion and $43 billion of new capital, respectively, during the fourth quarter and full-year 2017. As of the end of 2017, we had raised 57% of our $100 billion fundraising target. We expect that our strong pace of fundraising will continue into 2018 and anticipate that we will raise approximately $25 billion during the year. Higher fundraising activity generates incremental expenses, generally in the quarter that the capital is raised. As the majority of new capital commitments will not generate fees until management fees are activated, we generally incur costs ahead of revenues. We expect management fees on several of our new large buyout funds will activate fees in the second half of 2018, at which time we expect Fee-Earning AUM and Fee Related Earnings to increase. Pending Fee-Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, was $22 billion at December 31, 2017 up from $5 billion at September 30, 2017, primarily due to large closings on our Asia and U.S. Buyout funds.

We remain confident in our ability to find investment opportunities that meet the criteria and strategic focus of our investment funds despite higher asset valuations and competition that may put downward pressure on rates of return for new investments across all asset classes. During the fourth quarter, our carry funds invested $7 billion in new or follow-on transactions, and invested $22 billion in 2017. Our diverse fund mandates, geographical footprint and experienced investment teams combine to generate a high level of investment lead generation. With $70 billion in available capital ready to deploy, our global investment teams continue to pursue transactions across our platform. We generated $8 billion in realized proceeds in our carry funds in the fourth quarter and $26 billion in 2017, the sixth consecutive year we realized more than $25 billion in realized proceeds for our fund investors. We are at a point in the cycle for our carry funds where the prior generation of funds have exited substantial parts of their portfolios and newer funds, while in accrued carry, are not yet producing realized performance fees. We expect to remain in this position through 2018, and therefore expect net realized performance fees will likely be lower in 2018 than 2017.

In January 2018, we re-branded our “Global Market Strategies” segment to “Global Credit” to better reflect the underlying business strategy. During 2018, we plan to invest our resources in further expanding and supporting our Global Credit business. We are building a scalable foundation in Global Credit capable of supporting our existing operations and managing a higher-level of assets in their current strategies, while also enabling us to extend into adjacent strategies to meet the evolving needs of our investors. If we successfully execute on our business plans, we expect to grow AUM in the Global Credit segment and improve financial results over the next few years.

Recent Transactions
Distributions
In February 2018, the Board of Directors of our general partner declared a quarterly distribution of $0.33 per common unit to common unitholders of record at the close of business on February 20, 2018, payable on February 27, 2018.
The Board of Directors of our general partner declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on March 1, 2018, payable on March 15, 2018. Distributions on the Preferred Units are discretionary and non-cumulative. See Note 14 to the consolidated financial statements for more information on these units.

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

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of December 31, 2017, were approximately 16%, 15%, and 15% of total management fees recognized during the years ended December 31, 2017, 2016, and 2015, respectively. No other fund generated over 10% of total management fees in the periods presented.
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
Performance Fees. Performance fees consist principally of the performance-based capital allocation from fund limited partners to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” Carried interest revenue, which historically has comprised over 90% of all performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “ — Trends Affecting our Business” for further discussion.
In addition to the performance fees from our Corporate Private Equity and Real Assets funds and closed-end carry funds in the Global Credit segment, we are also entitled to receive performance fees from our Investment Solutions and NGP carry funds. The timing of performance fee realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, see “Item 1. Business — Our Family of Funds.”
Performance fees in excess of 10% of the total for the year ended December 31, 2017 were generated from the following funds:

•	$649.1 million from CP VI (with total AUM of approximately $15.2 billion at December 31, 2017),

•	$312.7 million from Carlyle Asia Partners IV, L.P. (“CAP IV”) (with total AUM of approximately $5.5 billion at December 31, 2017), and

•	$311.4 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $3.7 billion at December 31, 2017).

Performance fees in excess of 10% of the total for the year ended December 31, 2016 were generated primarily from the following funds:
•$124.8 million from CP V, and
•$89.4 million from Carlyle Realty Partners VII, L.P. (“CRP VII”).
Performance fees in excess of 10% of the total for the year ended December 31, 2015 were generated primarily from the following funds:
•$236.8 million from Carlyle Europe Partners III, L.P. (“CEP III”),
•$184.5 million from Carlyle Asia Partners III, L.P. (“CAP III”),
•$101.1 million from Carlyle Realty Partners VI, L.P. (“CRP VI”), and
•$(100.3) million from Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”).
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2017, 2016, and 2015, the reversals of performance fees were $74.2 million, $109.6 million, and $253.4 million, respectively. Additionally, unrealized performance fees reverse when performance fees are realized, and unrealized performance fees can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of December 31, 2017, accrued performance fees and accrued giveback obligations were approximately $3.7 billion and $66.8 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2017 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of December 31, 2017, approximately $37.9 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $28.9 million. The Partnership uses “net accrued performance fees” to refer to the accrued performance fees net of accrued giveback obligations, accrued performance fee compensation, performance fee-related tax obligations, and accrued performance fees attributable to non-controlling interests and excludes any net accrued performance fees that have been realized but will be collected in subsequent periods. The net accrued performance fees as of December 31, 2017 are $1.7 billion.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2017, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $0.7 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle's inception, we have realized a total of approximately $205.5 million in aggregate giveback obligations. Approximately $37.0 million of the $205.5 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces

Distributable Earnings in the period realized and negatively impacts earnings available for distributions to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2017 (amounts in millions):

	As of December 31, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$2,729	$2,380	$276	$947	$6,332
Level II	125	1,201	340	—	1,666
Level III	39,783	22,795	25,749	29,210	117,537
Fair Value of Investments	42,637	26,376	26,365	30,157	125,535
Available Capital	29,921	16,512	6,959	16,134	69,526
Total AUM	$72,558	$42,888	$33,324	$46,291	$195,061
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

Revenue of a Real Estate VIE. Revenue of a real estate VIE consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of revenue recognition, revenue is not recognized until the period in which the land development services contract is completed, which can cause volatility from period to period based on which contracts are completed. Urbplan was deconsolidated from the Partnership's financial results during 2017 as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan (see Note 15 to the consolidated financial statements).
Net Investment Gains of Consolidated Funds. Net investment gains of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Partnership. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our equity holders.
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that may continue in the future if we increase our issuance of deferred restricted common units as employee compensation. For example, in February 2017 and 2018, we granted approximately 7.6 million and 13.7 million, respectively, deferred restricted common units across a significant number of our employees; these awards vest over a period of 12 to 60 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
We also could incur additional expenses in the future related to our acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued, as well as related to our global compliance efforts. As discussed in Note 6 to the consolidated financial statements, we evaluate our intangible assets (including goodwill) for impairment and could record additional impairment losses in future periods.
Interest and Other Expenses of Consolidated Funds. The interest and other expenses of Consolidated Funds consist primarily of interest expenses related primarily to our CLO loans, professional fees and other third-party expenses.
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation reflects the loss recognized in 2017 as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan, which resulted in the deconsolidation of Urbplan from the Partnership's financial results (see Note 15 to the consolidated financial statements). This line item also includes expenses incurred by Urbplan prior to deconsolidation, consisting primarily of interest expense, general and administrative expenses, impairment charges, compensation and benefits, and costs associated with land development services. Also included in this caption is the change in our estimate of the fair value of Urbplan’s loans payable.

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
Income taxes for foreign entities are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. For instance, in December 2017, new corporate federal income tax rates were enacted, which impacted the Partnership's deferred tax assets and liabilities. See Note 11 of the consolidated financial statements for more information on the newly enacted corporate federal income tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2017, our U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2009 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. Currently, the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014 and 2015 years. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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
Non-GAAP Financial Measures
Economic Income. Economic income, or “EI,” is a key performance benchmark used in our industry. EI was formerly defined as “Economic Net Income.” There has been no change to the computation of this measure. EI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fees, and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment EI equals the aggregate of EI for all segments. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of EI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance fees, investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. As of December 31, 2017, the Partnership updated the definition of FRE to exclude net interest (interest income less interest expense) in our segment results. FRE for all prior periods presented has been recast to reflect the updated definition.
Distributable Earnings. Distributable Earnings is FRE plus realized net performance fees, realized investment income, and net interest. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of our four segments. We also use Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.
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

(b)
the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired, Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds, and one of our business development companies (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

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

(e)
the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period); and

(f)
the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2017	2016	2015
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$58,618	$51,455	$47,745
Fee-earning AUM based on invested capital (2)	24,263	25,976	33,823
Fee-earning AUM based on collateral balances, at par (3)	18,625	16,999	17,896
Fee-earning AUM based on net asset value (4)	1,776	977	9,634
Fee-earning AUM based on lower of cost or fair value and other (5)	21,313	19,587	21,896
Balance, End of Period (6)	$124,595	$114,994	$130,994

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2017, the Legacy Energy Funds had, in the aggregate, approximately $5.2 billion in AUM and $3.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2017	2016	2015
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$114,994	$130,994	$135,580
Acquisitions/(Divestments) (1)	—	(4,356)	—
Inflows, including Commitments (2)	18,545	11,799	22,950
Outflows, including Distributions (3)	(14,658)	(17,138)	(18,940)
Subscriptions, net of Redemptions (4)	—	(4,930)	(4,528)
Changes in CLO collateral balances (5)	843	(714)	850
Market Appreciation/(Depreciation) (6)	(90)	(73)	(1,147)
Foreign Exchange and other (7)	4,961	(588)	(3,771)
Balance, End of Period	$124,595	$114,994	$130,994

(1)
Divestment activity in 2016 represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)
Inflows represent limited partner capital raised and capital invested by our carry funds and the NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include funds raised of $22.1 billion, which are not yet earning fees.

(3)
Outflows represent limited partner distributions from our carry funds and NGP management fee funds, changes in basis for our carry funds where the investment period, weighted-average investment period or commitment fee period has expired, and reductions for funds that are no longer calling for fees.

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles.

(5)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

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
Assets under Management
“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:
(a) the aggregate fair value of our carry funds and related co-investment vehicles, NGP management fee funds and separately managed accounts, plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions);

(c)	the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles, mutual fund and other hedge funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitles to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects investments at fair value plus available capital.
Available Capital
"Available Capital" refers to the amount of capital commitments available to be called for investments, which may be reduced for equity invested that is funded via a fund credit facility and expected to be called from investors at a later date, plus any additional assets/liabilities at the fund level other than active investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$157,607	$182,595	$194,473
Acquisitions/(Divestments) (1)	—	(4,707)	—
New Commitments (2)	42,846	13,216	24,064
Outflows (3)	(27,409)	(37,692)	(39,139)
Market Appreciation/(Depreciation) (4)	17,104	10,148	9,772
Foreign Exchange Gain/(Loss) (5)	6,493	(1,195)	(6,121)
Other (6)	(1,580)	(4,758)	(454)
Balance, End of Period	$195,061	$157,607	$182,595

(1)
Divestment activity represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(3)
Outflows includes distributions in our carry funds and related co-investment vehicles, NGP management fee funds and separately managed accounts, as well as runoff of CLO collateral balances and redemptions in our hedge funds and fund of hedge funds vehicles.

(4)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, NGP management fee funds, separately managed accounts, hedge funds and fund of hedge funds vehicles. Appreciation for 2017 was driven by 29% appreciation ($2.6 billion) in the public portfolio and 26% appreciation ($10.3 billion) in the private portfolio of our Corporate Private Equity, Real Assets, and Global Credit carry funds, in addition to $3.6 billion of appreciation in our Investment Solutions carry funds.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(6)	Includes expiring available capital, the impact of capital calls for fees and expenses, change in gross asset value for our business development companies and other changes in AUM.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.
The table below presents the change in appreciation on portfolio investments of our carry funds. Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

(1)	Corporate Private Equity, Real Assets, and Global Credit carry funds only, excluding external co-investment.

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

Consolidation of Certain Carlyle Funds
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. On January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. For further information on our consolidation policy, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2017, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees; and less than 1% of our performance fees for the year ended December 31, 2017.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of December 31, 2017, our consolidated CLOs held approximately $4.9 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$1,026.9	$1,076.1	$1,085.2
Performance fees
Realized	1,097.3	1,129.5	1,441.9
Unrealized	996.6	(377.7)	(617.0)
Total performance fees	2,093.9	751.8	824.9
Investment income (loss)
Realized	70.4	112.9	32.9
Unrealized	161.6	47.6	(17.7)
Total investment income	232.0	160.5	15.2
Interest and other income	36.7	23.9	18.6
Interest and other income of Consolidated Funds	177.7	166.9	975.5
Revenue of a real estate VIE	109.0	95.1	86.8
Total revenues	3,676.2	2,274.3	3,006.2
Expenses
Compensation and benefits
Base compensation	652.7	647.1	632.2
Equity-based compensation	320.3	334.6	378.0
Performance fee related
Realized	520.7	580.5	650.5
Unrealized	467.6	(227.4)	(139.6)
Total compensation and benefits	1,961.3	1,334.8	1,521.1
General, administrative, and other expenses	276.8	521.1	712.8
Interest	65.5	61.3	58.0
Interest and other expenses of Consolidated Funds	197.6	128.5	1,039.3
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	207.6	144.6
Other non-operating income	(71.4)	(11.2)	(7.4)
Total expenses	2,632.3	2,242.1	3,468.4
Other income
Net investment gains of Consolidated Funds	88.4	13.1	864.4
Income before provision for income taxes	1,132.3	45.3	402.2
Provision for income taxes	124.9	30.0	2.1
Net income	1,007.4	15.3	400.1
Net income attributable to non-controlling interests in consolidated entities	72.5	41.0	537.9
Net income (loss) attributable to Carlyle Holdings	934.9	(25.7)	(137.8)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	690.8	(32.1)	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	244.1	6.4	(18.4)
Net income attributable to Series A Preferred Unitholders	6.0	—	—
Net income (loss) attributable to The Carlyle Group L.P. common unitholders	$238.1	$6.4	$(18.4)
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$2.58	$0.08	$(0.24)
Diluted	$2.38	$(0.08)	$(0.30)
Weighted-average common units
Basic	92,136,959	82,714,178	74,523,935
Diluted	100,082,548	308,522,990	298,739,382

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.
Revenues
Total revenues increased $1,401.9 million, or 62%, for the year ended December 31, 2017 as compared to 2016 and decreased $731.9 million, or 24%, for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the changes in total revenues for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Total Revenues, prior year	$2,274.3	$3,006.2
Increases (decreases):
Decrease in fund management fees	(49.2)	(9.1)
Increase (decrease) in performance fees	1,342.1	(73.1)
Increase in investment income	71.5	145.3
Increase (decrease) in interest and other income of Consolidated Funds	10.8	(808.6)
Increase in revenue of a real estate VIE	13.9	8.3
Increase in interest and other income	12.8	5.3
Total increase (decrease)	1,401.9	(731.9)
Total Revenues, current year	$3,676.2	$2,274.3
Fund Management Fees. Fund management fees decreased $49.2 million, or 5%, for the year ended December 31, 2017 as compared to 2016, and decreased $9.1 million, or 1%, for the year ended December 31, 2016 as compared to 2015, primarily due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Management fees from funds that were deconsolidated as a result of adoption of ASU 2015-2 on January 1, 2016 (See Note 2 to the consolidated financial statements)	$—	$139.7
Higher management fees from the commencement of the investment period for certain newly raised funds	99.0	112.4
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(63.0)	(117.8)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(6.6)	(63.7)
Lower management fees from lower assets under management in our former hedge funds	(66.4)	(88.9)
(Lower) higher transaction and portfolio advisory fees	(4.2)	22.6
All other changes	(8.0)	(13.4)
Total decrease in fund management fees	$(49.2)	$(9.1)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $43.6 million, $47.8 million, and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in transaction and portfolio advisory fees for the year ended December 31, 2017 as compared to 2016 and the increase for the year ended December 31, 2016 as compared to 2015 resulted primarily from a significant transaction related to one of our U.S. buyout funds in 2016.

Performance Fees. Performance fees increased $1,342.1 million for the year ended December 31, 2017 compared to 2016 and decreased $73.1 million for the year ended December 31, 2016 as compared to 2015. Performance fees by segment for the years ended December 31, 2017, 2016 and 2015 comprised the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Millions)
Corporate Private Equity	$1,629.6	$289.6	$698.2
Real Assets	265.2	321.1	49.3
Global Credit	56.6	37.4	(41.0)
Investment Solutions	142.5	103.7	118.4
Total performance fees	$2,093.9	$751.8	$824.9

Total carry fund appreciation	20%	12%	12%
Approximately $1,273.2 million of our performance fees for the year ended December 31, 2017 were related to CP VI, CAP IV and CP V, while approximately $214.2 million of our performance fees for the year ended December 31, 2016 were related to CP V and CRP VII, and approximately $422.1 million of our performance fees for the year ended December 31, 2015 were related to CEP III, CAP III, CRP VI, and Energy III.
Expectations for global economic growth remained strong through the fourth quarter of 2017. Further, our proprietary portfolio of industrial and manufacturing related indicators remained steady at or near six-year highs during the fourth quarter of 2017. As inflation continues to fall short of central bank targets, stronger real global growth, relatively low longer-term interest rates, and the passage of tax reform pushed global equity markets to record highs in 2017 and early 2018. The MSCI World Index advanced 20% in 2017 and 5% in the fourth quarter alone, while the S&P 500 rose 19% over the calendar year and 6% in the fourth quarter of 2017. Underlying earnings growth at the companies comprising the S&P 500 has supported the upward movement of the markets. Further, in December 2017, the President signed the Tax Cuts and Jobs Act. This bill is a pro-growth, pro-business package designed to stimulate growth in the economy. Although for the majority of our current U.S. portfolio companies, we expect the benefit of a lower corporate tax rate will outweigh any limitations on interest expense deductibility, we will continue to evaluate the provisions of the Act for any further potential impact. Most of our U.S. portfolio companies have reasonable capital structures, are growing earnings and benefit from low interest rates. We anticipate this bill generally should be a net positive for our carry fund portfolio. During 2017, our overall carry fund portfolio appreciated 20%. Our Corporate Private Equity funds appreciated by 32%, our Real Asset funds appreciated by 19%, our Global Credit funds appreciated by 11% and our dollar denominated appreciation in Investment Solutions was 10% for 2017. With market valuation levels at all-time highs, increasing volatility and the potential for upward movement in interest rates, it will be difficult for the public markets to generate the same level of appreciation in 2018 as observed in 2017 and, accordingly, it will be difficult for our portfolio to do the same as well.
For the year ended December 31, 2016 as compared to the year ended December 31, 2015, significant events in the global political landscape, including the results of the United States Presidential election, the vote on the Brexit referendum in the United Kingdom and the populist movement more broadly, introduced macroeconomic and political uncertainty for the United States and the global economy. However, since the United States Presidential election in early November 2016 until early 2017, global stocks rose more than 7%, on average, alongside an approximate 70 basis point increase in 5- and 10-year Treasury yields. In addition to increasing uncertainty, the general rebound in commodities prices during 2016 had far-reaching effects as the rebound caused inflationary pressures to re-emerge across the global economy. While this rebound in commodities prices, including those in oil and industrial metals, generally has benefited our energy and other commodities-related investments, both the actual increase in inflation and the perception and expectation of continuing increased inflation led to a relatively sizable increase in U.S. Treasury yields in the second half of 2016. The U.S. Federal Reserve raised its target for short-term interest rates by 25 basis points in December 2016, which followed a similar rate hike in December 2015. Rising rates also put upward pressure on property yields (cap rates), which depressed the market value of some categories of real estate in the latter part of 2016.
In addition, performance fees from consolidated funds increased $2.2 million for the year ended December 31, 2017 as compared to 2016, and performance fees from consolidated funds decreased $33.2 million for the year ended December 31, 2016 as compared to 2015. These fees eliminate upon consolidation.

Investment Income. Investment income increased $71.5 million for the year ended December 31, 2017 as compared to 2016, and increased $145.3 million for the year ended December 31, 2016 as compared to 2015, primarily due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Increase in investment income from NGP, which includes performance fees from the investments in NGP	$103.1	$113.0
Investment loss related to NGP contingent consideration (See Note 5 to the consolidated financial statements)	(37.6)	(9.6)
Increase in investment income from our buyout and growth funds	10.8	32.5
Decrease (increase) in losses on foreign currency hedges	4.6	(6.5)
(Decrease) increase in investment income from our real assets funds, excluding NGP	(14.9)	10.7
Decrease (increase) in investment loss from our distressed debt funds, former hedge funds, and energy mezzanine funds	4.0	(1.6)
(Decrease) increase in investment income from our CLOs	(6.7)	10.4
All other changes	8.2	(3.6)
Total increase in investment income	$71.5	$145.3
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
Interest and other income of consolidated funds increased $10.8 million for the year ended December 31, 2017 as compared to 2016, and decreased $808.6 million for the year ended December 31, 2016 as compared to 2015. The following table provides explanations of the changes in interest and other income of consolidated funds for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Increase (decrease) in interest and other income from CLOs	$28.1	$(636.2)
Decrease in interest and dividend income from consolidated AlpInvest funds and vehicles	—	(69.5)
Decrease in interest and dividend income from consolidated hedge funds	—	(120.3)
(Decrease) increase in other income from other consolidated funds	(17.3)	17.4
Total increase (decrease) in interest and other income of Consolidated Funds	$10.8	$(808.6)

Revenue of a Real Estate VIE. Revenue of a real estate VIE was $109.0 million for the year ended December 31, 2017 as compared to $95.1 million in 2016 and $86.8 million in 2015. The increase in revenue of the real estate VIE for the year ended December 31, 2017 as compared to 2016 and 2016 as compared to 2015 is primarily due to an increase in the number of land development projects completed in 2017, prior to deconsolidation, and 2016, respectively, as compared to 2016 and 2015, respectively. See Note 15 for more information on the deconsolidation of the real estate VIE.

Expenses

Total expenses increased $390.2 million for the year ended December 31, 2017 as compared to 2016, and decreased $1,226.3 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the changes in total expenses for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Total Expenses, prior year	$2,242.1	$3,468.4
Increases (Decreases):
Increase (decrease) in total compensation and benefits	626.5	(186.3)
Decrease in general, administrative and other expenses	(244.3)	(191.7)
Increase (decrease) in interest and other expenses of Consolidated Funds	69.1	(910.8)
(Decrease) increase in interest and other expenses of a real estate VIE and loss on deconsolidation	(5.1)	63.0
Increase in other non-operating income	(60.2)	(3.8)
All other changes	4.2	3.3
Total increase (decrease)	390.2	(1,226.3)
Total Expenses, current year	$2,632.3	$2,242.1

Total Compensation and Benefits. Total compensation and benefits increased $626.5 million for the year ended December 31, 2017 as compared to 2016, and decreased $186.3 million for the year ended December 31, 2016 as compared to 2015, due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Increase in base compensation	$5.6	$14.9
Decrease in equity-based compensation	(14.3)	(43.4)
Increase (decrease) in performance fee related compensation	635.2	(157.8)
Total increase (decrease) in total compensation and benefits	$626.5	$(186.3)

Base compensation and benefits. Base compensation and benefits increased $5.6 million, or 1%, for the year ended December 31, 2017 as compared to 2016, and increased $14.9 million, or 2%, for the year ended December 31, 2016 as compared to 2015, primarily due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Decrease in hedge fund headcount and bonuses	$(24.9)	$—
Decrease in all other headcount and bonuses	(14.7)	(40.7)
Increase (decrease) in compensation costs associated with fundraising activities	30.4	(7.2)
Absence in 2017 of prior year net write-down of acquisition-related compensatory arrangements	14.8	—
Higher expense associated with acquisition-related compensatory arrangements[1]	—	62.8
Total increase in base compensation and benefits	$5.6	$14.9
1 Included in base compensation and benefits for the year ended December 31, 2016 is approximately $25.0 million of additional compensation expense as part of the transaction associated with Claren Road in which we transferred our 63%

ownership interest in Claren Road to its founders (see Note 9 to the consolidated financial statements for more information on this transaction).
Equity-based compensation. Equity-based compensation decreased $14.3 million, or 4%, for the year ended December 31, 2017 as compared to 2016. The decrease in equity-based compensation from 2016 to 2017 was due primarily to the forfeiture of equity-based awards due to employee terminations occurring in since 2016 and the accounting policy change on January 1, 2017 to account for forfeitures as they occur instead of estimating an expense at the grant date. These decreases were partially offset by the settlement of the DGAM earnout agreement due to the commencement of the wind down of DGAM in 2016 in which a reduction of expense was incurred in 2016 and by the ongoing granting of deferred restricted common units to new and existing employees during 2016 and 2017.
Equity-based compensation decreased $43.4 million, or 11%, for the year ended December 31, 2016 as compared to 2015. The decrease in equity-based compensation from 2015 to 2016 was due primarily to the settlement of the DGAM earnout agreement due to the wind down of DGAM in 2016, the reversal of an acquisition earnout, the forfeitures of equity-based awards due to employee terminations, and the absence in 2016 of a $7.5 million cumulative catch-up expense recorded in 2015 associated with a change in the estimated forfeiture rates in 2015. These decreases were partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.
Performance fee related compensation expense. Performance fee related compensation expense increased $635.2 million for the year ended December 31, 2017 as compared to 2016 and decreased $157.8 million for the year ended December 31, 2016 as compared to 2015. Performance fee related compensation expense as a percentage of performance fees was 47%, 47%, and 62% in the years ended December 31, 2017, 2016 and 2015, respectively. The overall percentage of 62% for the year ended December 31, 2015 is primarily due to our private equity funds and vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and the effect of our Legacy Energy funds in our Real Assets segment (which had carry reversals during the year without the corresponding reversal of performance fee compensation expense because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle). Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. For our largest segment, Corporate Private Equity, our performance fee related compensation expense as a percentage of performance fees is generally around 45%.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $244.3 million for the year ended December 31, 2017 as compared to 2016, and decreased $191.7 million for the year ended December 31, 2016 as compared to 2015, primarily due to:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Absence in 2016 of intangible asset impairment losses in 2015	$—	$(220.3)
Lower intangible asset amortization	(32.3)	(33.8)
(Lower) higher expenses for litigation and contingencies *	(56.2)	125.8
Net insurance proceeds recognized for certain legal matters	(187.6)	(25.0)
(Lower) higher professional fees and office expenses	(5.8)	9.8
Higher (lower) external fundraising costs	6.0	(16.2)
Foreign exchange adjustments and other changes	31.6	(32.0)
Total decrease in general, administrative and other expenses	$(244.3)	$(191.7)
* For the year ended December 31, 2017 compared to the year ended December 31, 2016, this reflects the $175 million 2016 commodities charges as compared to the $25 million reversal of the CCC litigation reserve and $144 million of commodities charges in 2017. See Note 9 to the consolidated financial statements for more information on our legal matters.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $69.1 million for the year ended December 31, 2017 as compared to 2016 and decreased $910.8 million for the year ended December 31, 2016 as compared to 2015. The increase for the year ended December 31, 2017 as compared to 2016 is primarily due to higher interest expense on the consolidated CLOs. The decrease for the year ended December 31, 2016 as compared to 2015 is primarily due to lower interest expense on the consolidated CLOs and the absence in 2016 of interest and other expenses of hedge funds and AlpInvest funds and vehicles that were deconsolidated on January 1, 2016.

The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation decreased $5.1 million for the year ended December 31, 2017 as compared to 2016 and increased $63.0 million for the year ended December 31, 2016 as compared to 2015, primarily due to:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Higher (lower) expenses associated with land development services	$33.1	$(17.2)
Higher (lower) expenses related to fair market value adjustment for Urbplan loans	11.0	(26.8)
(Lower) higher interest expense	(32.9)	10.5
Lower compensation and benefits	(5.7)	(2.2)
(Lower) higher general, administrative and other expenses, primarily due to asset impairments and litigation reserves	(75.1)	98.7
Loss on deconsolidation *	64.5	—
Total (decrease) increase in interest and other expenses of a real estate VIE and loss on deconsolidation	$(5.1)	$63.0
* During the year ended December 31, 2017, the Partnership recognized a loss of approximately $65 million as a result of the Partnership disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction, Urbplan has been deconsolidated from the Partnership's financial results (see Note 15 to the consolidated financial statements).
Other Non-operating Income. For the year ended December 31, 2017, this caption includes the impact of the newly enacted tax reform legislation on our tax receivable agreement liability, which was reduced by $71.5 million. See Note 11 to the consolidated financial statements for more information on the newly enacted tax reform legislation. In addition, for the years ended December 31, 2017, 2016 and 2015, this caption primarily represents the change in the fair value of contingent consideration associated with the Partnership's acquisitions.
The increase in other non-operating income for the year ended December 31, 2017 as compared to 2016 is primarily due to the $71.5 million reduction in the tax receivable agreement liability as mentioned above, the result of the separation from ESG and Claren Road and the associated termination of their respective earnout arrangements, and the change in fair value of contingent consideration associated with the Partnership's other acquisitions.
During the years ended December 31, 2016 and 2015, the overall estimated fair value of the contingent consideration associated with the Partnership’s acquisitions decreased based on management's assumptions in the probability-weighted discounted cash flow models used to estimate the fair value of these contingent consideration arrangements at December 31, 2016 and 2015, respectively, as well as the separation from ESG and Claren Road and the associated decrease in value of their respective earnout arrangements.

Net Investment Gains of Consolidated Funds.
For the years ended December 31, 2017, 2016 and 2015 net investment gains of Consolidated Funds was $88.4 million, $13.1 million, and $864.4 million, respectively. For periods prior to January 1, 2016, this activity is predominantly driven by our consolidated AlpInvest funds and vehicles, CLOs, and hedge funds. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest funds and vehicles, hedge funds, and the majority of its CLOs. As a result, beginning with the year ended December 31, 2016, net investment gains only comprise the activity of the remaining consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Realized (losses) gains	$(54.0)	$(33.4)	$1,114.7
Net change in unrealized gains (losses)	81.0	85.1	(688.5)
Total gains	27.0	51.7	426.2
Gains (losses) on liabilities of CLOs	61.4	(40.5)	436.5
Gains on other assets of CLOs	—	1.9	1.7
Total investment gains of Consolidated Funds	$88.4	$13.1	$864.4
For periods prior to January 1, 2016, the unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest funds and vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the years ended December 31, 2017 and 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains for the years ended December 31, 2017, 2016 and 2015 were due to the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest funds and vehicles	$—	$—	$978.8
Losses attributable to the consolidated hedge funds	—	—	(138.4)
Gains (losses) attributable to other consolidated funds	19.9	(0.1)	(10.1)
Net appreciation of CLOs	68.5	13.2	34.1
Total net investment gains	$88.4	$13.1	$864.4
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $72.5 million, $41.0 million, and $537.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests and net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

The net income of our Consolidated Funds, after eliminations, for the years ended December 31, 2017, 2016 and 2015 is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Millions)
Net income from the consolidated AlpInvest funds and vehicles	$—	$—	$861.9
Net loss from the consolidated hedge funds	—	—	(185.9)
Net income (loss) from the consolidated CLOs	—	0.1	(54.3)
Net income from other consolidated funds	12.0	17.0	14.6
Total net income of our Consolidated Funds, after eliminations	$12.0	$17.1	$636.3
Net Income (Loss) Attributable to The Carlyle Group L.P. Common Unitholders
The net income (loss) attributable to the The Carlyle Group L.P. common unitholders was $238.1 million, $6.4 million, and $(18.4) million for the years ended December 31, 2017, 2016 and 2015, respectively. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 30%, 26%, and 25% as of December 31, 2017, 2016 and 2015, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership's wholly owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(30.3) million, $17.8 million, and $29.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Net income (loss) attributable to The Carlyle Group L.P. common unitholders per basic common unit was $2.58, $0.08, and $(0.24) for the years ended December 31, 2017, 2016 and 2015, respectively. Net income (loss) attributable to The Carlyle Group L.P. common unitholders per diluted common unit was $2.38, $(0.08), and $(0.30) for the years ended December 31, 2017, 2016 and 2015, respectively. For purposes of the diluted earnings per common unit calculation, for the years ended December 31, 2016 and 2015, Carlyle Holdings partnership units are assumed to have converted to common units of the Partnership and therefore, substantially all of the net income (loss) attributable to Carlyle Holdings is attributable to the Partnership resulting in a diluted loss per common unit.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2017, 2016 and 2015. The tables below show our total segment Economic Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), Reserve for Litigation and Contingencies, Net interest and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Income, Fee Related Earnings and Distributable Earnings for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total Segment Revenues	$3,378.8	$1,958.6	$2,132.4
Total Segment Expenses	2,109.5	1,652.7	1,735.8
Economic Income	$1,269.3	$305.9	$396.6
(-) Net Performance Fees	1,177.8	393.7	391.7
(-) Investment Income (Loss)	47.2	50.3	(22.4)
(+) Equity-based Compensation	123.9	119.6	121.5
(+) Net Interest	48.8	51.1	53.3
(+) Reserve for Litigation and Contingencies	(25.0)	—	50.0
(=) Fee Related Earnings	$192.0	$32.6	$252.1
(+) Realized Net Performance Fees	552.6	625.3	788.5
(+) Realized Investment Income (Loss)	(25.8)	44.9	(64.8)
(+) Net Interest	(48.8)	(51.1)	(53.3)
(=) Distributable Earnings	$670.0	$651.7	$922.5

The following table sets forth our total segment revenues for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,081.0	$1,085.8	$1,197.9
Portfolio advisory fees, net	16.7	16.6	15.4
Transaction fees, net	26.9	31.2	9.8
Total fund level fee revenues	1,124.6	1,133.6	1,223.1
Performance fees
Realized	1,085.3	1,215.8	1,434.8
Unrealized	1,089.6	(464.1)	(525.1)
Total performance fees	2,174.9	751.7	909.7
Investment income (loss)
Realized	(25.8)	44.9	(64.8)
Unrealized	73.0	5.4	42.4
Total investment income (loss)	47.2	50.3	(22.4)
Interest income	16.7	10.2	4.8
Other income	15.4	12.8	17.2
Total Segment Revenues	$3,378.8	$1,958.6	$2,132.4

The following table sets forth our total segment expenses for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Direct base compensation	$464.5	$437.1	$477.7
Indirect base compensation	193.5	164.2	172.1
Equity-based compensation	123.9	119.6	121.5
Performance fee related
Realized	532.7	590.5	646.3
Unrealized	464.4	(232.5)	(128.3)
Total compensation and benefits	1,779.0	1,078.9	1,289.3
General, administrative, and other indirect expenses	233.9	483.5	362.8
Depreciation and amortization expense	31.1	29.0	25.6
Interest expense	65.5	61.3	58.1
Total Segment Expenses	$2,109.5	$1,652.7	$1,735.8

Income before provision for income taxes is the GAAP financial measure most comparable to economic income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income before provision for income taxes	$1,132.3	$45.3	$402.2
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	241.2	223.4	259.8
Acquisition related charges and amortization of intangibles and impairment	35.7	94.2	288.8
Other non-operating (income) expense(1)	(71.4)	(11.2)	(7.4)
Tax expense associated with performance fee compensation	(9.2)	(15.1)	(14.9)
Net income attributable to non-controlling interests in consolidated entities	(72.5)	(41.0)	(537.9)
Severance and other adjustments	13.2	10.3	6.0
Economic Income	$1,269.3	$305.9	$396.6
Net performance fees(2)	1,177.8	393.7	391.7
Investment income (loss)(2)	47.2	50.3	(22.4)
Equity-based compensation	123.9	119.6	121.5
Net Interest	48.8	51.1	53.3
Reserve for litigation and contingencies	(25.0)	—	50.0
Fee Related Earnings	$192.0	$32.6	$252.1
Realized performance fees, net of related compensation	552.6	625.3	788.5
Realized investment income (loss)(2)	(25.8)	44.9	(64.8)
Net Interest	(48.8)	(51.1)	(53.3)
Distributable Earnings	$670.0	$651.7	$922.5

(1)
Included in other non-operating (income) expense for the year ended December 31, 2017 is a $71.5 million adjustment for the revaluation of the tax receivable agreement liability as result of the passage of the Tax Cuts and Jobs Act of 2017.

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2017
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,097.3	$(12.0)	$1,085.3
Unrealized	996.6	93.0	1,089.6
Total performance fees	2,093.9	81.0	2,174.9
Performance fee related compensation expense
Realized	520.7	12.0	532.7
Unrealized	467.6	(3.2)	464.4
Total performance fee related compensation expense	988.3	8.8	997.1
Net performance fees
Realized	576.6	(24.0)	552.6
Unrealized	529.0	96.2	625.2
Total net performance fees	$1,105.6	$72.2	$1,177.8
Investment income (loss)
Realized	$70.4	$(96.2)	$(25.8)
Unrealized	161.6	(88.6)	73.0
Total investment income (loss)	$232.0	$(184.8)	$47.2

	Year Ended December 31, 2016
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,129.5	$86.3	$1,215.8
Unrealized	(377.7)	(86.4)	(464.1)
Total performance fees	751.8	(0.1)	751.7
Performance fee related compensation expense
Realized	580.5	10.0	590.5
Unrealized	(227.4)	(5.1)	(232.5)
Total performance fee related compensation expense	353.1	4.9	358.0
Net performance fees
Realized	549.0	76.3	625.3
Unrealized	(150.3)	(81.3)	(231.6)
Total net performance fees	$398.7	$(5.0)	$393.7
Investment income (loss)
Realized	$112.9	$(68.0)	$44.9
Unrealized	47.6	(42.2)	5.4
Total investment income (loss)	$160.5	$(110.2)	$50.3

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income	$15.2	$(37.6)	$(22.4)

(3)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and adjustments to reflect the Partnership's share of Urbplan net losses, until Urbplan was deconsolidated during 2017, as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect the Partnership's economic interests in Claren Road (through January 2017), ESG (through June 2016) and Vermillion.

Economic Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Economic Income (Loss)
Corporate Private Equity	$895.9	$224.2	$399.5
Real Assets	215.4	216.5	32.9
Global Credit	106.7	(159.1)	(40.3)
Investment Solutions	51.3	24.3	4.5
Economic Income	$1,269.3	$305.9	$396.6
Distributable Earnings
Corporate Private Equity	$487.9	$739.4	$798.0
Real Assets	24.8	49.3	72.8
Global Credit	126.9	(157.4)	38.8
Investment Solutions	30.4	20.4	12.9
Distributable Earnings	$670.0	$651.7	$922.5
Segment Analysis
Discussed below is our DE, FRE, and EI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.
For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Vermillion based on our economic interest in those entities. Beginning in July 2015 in connection with the departure of certain Vermillion principals and the restructuring of its operations, our economic interests were increased in stages to currently 88% (to the extent Vermillion exceeds certain performance hurdles). Otherwise, our economic interest, and share of management fees of Vermillion, is 100%. Effective January 1, 2016 and through January 31, 2017 (the date we transferred our ownership interests to its principals), our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Further, our economic interest in ESG was 55% through June 30, 2016. Also, EI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.0	$498.9	$577.4
Portfolio advisory fees, net	15.2	14.5	14.3
Transaction fees, net	22.4	31.2	7.7
Total fund level fee revenues	508.6	544.6	599.4
Performance fees
Realized	831.5	1,060.5	1,209.5
Unrealized	781.6	(777.5)	(523.1)
Total performance fees	1,613.1	283.0	686.4
Investment income (loss)
Realized	25.4	60.3	23.3
Unrealized	37.0	(11.0)	(5.2)
Total investment income	62.4	49.3	18.1
Interest income	5.5	3.4	1.5
Other income	6.0	6.0	9.8
Total revenues	2,195.6	886.3	1,315.2
Segment Expenses
Compensation and benefits
Direct base compensation	235.7	210.8	224.2
Indirect base compensation	105.0	78.8	91.5
Equity-based compensation	60.5	69.3	65.1
Performance fee related
Realized	372.9	472.1	540.9
Unrealized	362.6	(342.6)	(221.7)
Total compensation and benefits	1,136.7	488.4	700.0
General, administrative, and other indirect expenses	119.8	131.9	172.4
Depreciation and amortization expense	15.3	13.6	12.5
Interest expense	27.9	28.2	30.8
Total expenses	1,299.7	662.1	915.7
Economic Income	$895.9	$224.2	$399.5
(-) Net Performance Fees	877.6	153.5	367.2
(-) Investment Income	62.4	49.3	18.1
(+) Equity-based Compensation	60.5	69.3	65.1
(+) Net Interest	22.4	24.8	29.3
(+) Reserve for Litigation and Contingencies	(12.5)	—	26.8
(=) Fee Related Earnings	$26.3	$115.5	$135.4
(+) Realized Net Performance Fees	458.6	588.4	668.6
(+) Realized Investment Income	25.4	60.3	23.3
(+) Net Interest	(22.4)	(24.8)	(29.3)
(=) Distributable Earnings	$487.9	$739.4	$798.0

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Distributable Earnings
Distributable earnings decreased $251.5 million for the year ended December 31, 2017 as compared to 2016, and decreased $58.6 million for the year ended December 31, 2016 as compared to the same period in 2015. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Distributable earnings, prior year	$739.4	$798.0
Increases (decreases):
Decrease in realized net performance fees	(129.8)	(80.2)
(Decrease) increase in realized investment income	(34.9)	37.0
Decrease in fee related earnings	(89.2)	(19.9)
Decrease in net interest	2.4	4.5
Total decrease	(251.5)	(58.6)
Distributable earnings, current year	$487.9	$739.4

Realized Net Performance Fees. Realized net performance fees decreased $129.8 million for the year ended December 31, 2017 as compared to 2016, and decreased $80.2 million for the year ended December 31, 2016 as compared to 2015. Our prior generations of carry funds have exited substantial parts of their portfolios, and our newer funds, while accruing carry, are not yet producing cash carry. Net realized performance fees declined in 2017 as realized proceeds from our funds declined to $11.2 billion from $14.8 billion in 2016. Specifically, the decrease in realized net performance fees for the year ended December 31, 2017 as compared to 2016 was due to lower performance fee realizations from our Europe buyout funds, and to a lesser extent our U.S. buyout funds, partially offset by larger realizations from our Asia buyout funds in 2017 as compared to 2016. We expect net realized performance fees to decrease in 2018 as compared to 2017 levels, primarily due to the mix of realized proceeds coming from funds not yet taking cash carry, even though we expect that those funds will still be accruing carry.

The decrease in realized net performance fees for the year ended December 31, 2016 as compared to 2015 was primarily due to lower performance fee realizations in 2016, primarily with our Asia buyout funds, as compared to 2015. Realized net performance fees were primarily generated by the following funds for the years ended December 31, 2017, 2016 and 2015, respectively:

Year Ended December 31,
2017	2016	2015
CP V	CP V	CP V
CGFSP I	CEP III	CEP III
CAP III	CP IV	CP IV
CEP III	CEP II	CAP II
CETP II	CGFSP I	CAP III
CETP II
CAP III
    Realized Investment Income. Realized investment income decreased $34.9 million for the year ended December 31, 2017 as compared to 2016 and increased $37.0 million for the year ended December 31, 2016 as compared to 2015. The decrease in realized investment income for the year ended December 31, 2017 as compared to 2016 was primarily due to lower realized gains in our investments in U.S. and Europe buyout funds, partially offset by realized gains on U.S. growth funds in 2017 as compared to realized losses on these funds in 2016. The increase in realized investment income for the year ended December 31, 2016 as compared to 2015 was primarily from our investments in U.S. and Europe buyout funds as well as Europe growth funds.

Fee Related Earnings

Fee related earnings decreased $89.2 million for the year ended December 31, 2017 as compared to 2016, and decreased $19.9 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in fee related earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Fee related earnings, prior year	$115.5	$135.4
Increases (decreases):
Decrease in fee revenues	(36.0)	(54.8)
(Increase) decrease in direct and indirect base compensation	(51.1)	26.1
(Increase) decrease in general, administrative and other expenses	(0.4)	13.7
All other changes	(1.7)	(4.9)
Total decrease	(89.2)	(19.9)
Fee related earnings, current year	$26.3	$115.5

Fee Revenues. Total fee revenues decreased $36.0 million for the year ended December 31, 2017 as compared to 2016 and decreased $54.8 million for the year ended December 31, 2016 as compared to 2015, due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Lower fund management fees	$(27.9)	$(78.5)
(Lower) higher transaction fees	(8.8)	23.5
Higher portfolio advisory fees	0.7	0.2
Total decrease in fee revenues	$(36.0)	$(54.8)
The decrease in fund management fees for the year ended December 31, 2017 as compared to 2016 was primarily due to lower assets under management from sales of investments during 2016 for CP V, our first financial services fund (“CGFSP I”), our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”). Management fees in 2017 do not benefit from $18 billion of pending AUM for which we have not yet activated the funds and turned on fees.
The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 is primarily due to a $48.6 million decrease in catch-up management fees from $49.1 million in 2015 to $0.5 million in 2016. Catch-up management fees for the year ended December 31, 2016 were primarily driven by a subsequent closing for our second U.S. equity opportunity fund (“CEOF II”). Catch-up management fees for the year ended December 31, 2015 were primarily driven by subsequent closings for our fourth Europe buyout fund (“CEP IV”), our third Japan buyout fund (“CJP III”), and our third Europe technology fund (“CETP III”). Furthermore, fund management fees decreased in 2016 due to the reduction in basis resulting from realizations in several large funds outside the investment period, including CP V and CAP III, totaling approximately $58.6 million. These decreases were partially offset by an increase of $28.7 million of management fees from CEOF II due to 2016 being the first full year of management fees from that fund.
The weighted average management fee rate increased from 1.28% at December 31, 2016 to 1.31% at December 31, 2017. The increase in the weighted average management fee rate is driven by significant exit activity in funds outside the investment period, which typically earn lower effective fee rates, while Fee-earning AUM for funds inside the investment period ticked up slightly. Fee-earning AUM was $35.6 billion and $36.3 billion as of December 31, 2017 and 2016, respectively, reflecting a decrease of $0.7 billion.
The weighted average management fee rate increased from 1.26% at December 31, 2015 to 1.28% at December 31, 2016. The increase in the weighted average management fee rate is driven by significant exit activity in funds outside the investment period, which typically earn lower effective fee rates, while Fee-earning AUM for funds inside the investment period remained relatively flat. Fee-earning AUM was $36.3 billion and $40.9 billion as of December 31, 2016 and 2015, respectively, reflecting a decrease of $4.6 billion.

The decrease in transaction fees for the year ended December 31, 2017 as compared to 2016 and the increase in transaction fees for the year ended December 31, 2016 as compared to 2015 was primarily from a significant investment in one of our U.S. buyout funds in 2016.

Direct and indirect compensation expense. Direct and indirect compensation expense increased $51.1 million, or 18%, for the year ended December 31, 2017 as compared to 2016, primarily due to higher compensation costs related to fundraising activities for CP VII and CAP V of approximately $30.1 million, increased headcount and an increase in 2017 cash bonuses.

Direct and indirect compensation expense decreased $26.1 million, or 8%, for the year ended December 31, 2016 as compared to 2015, primarily due to lower compensation costs related to fundraising activities of approximately $11.7 million and lower cash bonuses in 2016. These increases were partially offset by a slight increase in headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.4 million for the year ended December 31, 2017 as compared to 2016 primarily due to higher negative foreign currency adjustments and real estate costs, partially offset by lower professional fees and a $1.7 million decrease in external costs associated with fundraising activities in the year ended December 31, 2017 as compared to 2016.
General, administrative and other indirect expenses decreased $13.7 million for the year ended December 31, 2016 as compared to 2015 primarily due to $13.9 million of lower external costs associated with fundraising activities in 2016 as compared to 2015 and lower information technology expenses. These decreases were partially offset by higher professional fees.
Economic Income
Economic income increased $671.7 million for the year ended December 31, 2017 as compared to 2016 and decreased $175.3 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in economic income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Economic income, prior year	$224.2	$399.5
Increases (decreases):
Increase (decrease) in net performance fees	724.1	(213.7)
Increase in investment income	13.1	31.2
Decrease (increase) in equity-based compensation	8.8	(4.2)
Decrease in fee related earnings	(89.2)	(19.9)
Decrease in net interest	2.4	4.5
Decrease in reserve for litigation and contingencies	12.5	26.8
Total increase (decrease)	671.7	(175.3)
Economic income, current year	$895.9	$224.2

Performance Fees. Performance fees (realized and unrealized) increased $1,330.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased $403.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in performance fees for the year ended December 31, 2017 as compared to 2016 was primarily due to higher appreciation on certain of our U.S., Europe, and Asia buyout funds. The decrease in performance fees for 2016 as compared to 2015 is primarily due to lower fund appreciation from our buyout and growth capital funds. Performance fees are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Buyout funds	$1,570.1	$298.8	$636.7
Growth Capital funds	43.0	(15.8)	49.7
Total performance fees	$1,613.1	$283.0	$686.4

The $1,613.1 million of performance fees for the year ended December 31, 2017 was driven primarily by performance fees recognized from the following funds:

•CP VI of $649.1 million,
•CAP IV of $312.7 million,
•CP V of $309.5 million,
•CEP III of $76.8 million,
•CEP IV of $69.8 million,
•CGFSP II of $55.5 million,
•CETP III of $33.6 million,
•CETP II of $31.6 million, and
•CGFSP I of $30.3 million.

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

The $686.4 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CEP III of $235.9 million,
•CAP III of $184.2 million,
•CP V of $67.9 million,
•CP IV of $44.4 million, and
•CGFSP I of $40.7 million.

Performance fees of $1,613.1 million, $283.0 million, and $686.4 million are inclusive of performance fees reversed of approximately $56.2 million, $86.6 million, and $12.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, during the year ended December 31, 2017, the Partnership paid $98.4 million to satisfy giveback obligations related to Energy II and Energy III. During the year ended December 31, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to our second Asia buyout fund (“CAP II”). Substantially all of the giveback obligations were paid by current and former senior Carlyle professionals.

The appreciation in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2017	2016	2015
Buyout funds	34%	12%	13%
Growth Capital funds	23%	3%	14%
Total	32%	11%	13%

Net performance fees as a percentage of total performance fees are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net Performance Fees	$877.6	$153.5	$367.2

Percentage of Total Performance Fees	54%	54%	53%

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

Total Investment Income. Total investment income (realized and unrealized) for the year ended December 31, 2017 was $62.4 million compared to investment income of $49.3 million for the year ended December 31, 2016. The increase in total investment income from 2016 to 2017 relates primarily to appreciation in our investments in our U.S. and Europe buyout funds in 2017 as compared to depreciation in our investments in these buyout funds in 2016. Further contributing to the increase in total investment income was higher appreciation on investments in our Asia buyout funds in 2017 as compared to 2016. These increases to total investment income were partially offset by lower realized gains in our investments in the U.S. and Europe buyout funds as well as our investments in Europe growth funds in 2017 as compared to 2016.

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
Equity-based Compensation. Equity-based compensation was $60.5 million, $69.3 million, and $65.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Reserve for Litigation and Contingencies. Corporate Private Equity's share of the reserve for litigation and contingencies decreased $12.5 million for the year ended December 31, 2017. The decrease was primarily related to Corporate Private Equity's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017. See Note 9 to the consolidated financial statements for more information on the CCC litigation. Corporate Private Equity had recognized its share of a $50 million reserve for litigation and contingencies for $26.8 million in 2015.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,809	$25,390	$25,438
Fee-earning AUM based on invested capital	7,675	9,377	13,647
Fee-earning AUM based on lower of cost or fair value and other	2,100	1,560	1,841
Total Fee-earning AUM	$35,584	$36,327	$40,926
Weighted Average Management Fee Rates (2)
All Funds	1.31%	1.28%	1.26%
Funds in Investment Period	1.44%	1.41%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,327	$40,926	$40,249
Inflows, including Fee-paying Commitments (1)	2,086	1,171	6,425
Outflows, including Distributions (2)	(3,692)	(5,460)	(4,854)
Market Appreciation/(Depreciation) (3)	31	(220)	(267)
Foreign Exchange and other (4)	832	(90)	(627)
Balance, End of Period	$35,584	$36,327	$40,926

(1)
Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period. Inflows do not include funds raised of $18.3 billion, which are not yet earning fees.

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

Fee-earning AUM was $35.6 billion at December 31, 2017, a decrease of $0.7 billion, or 2%, compared to $36.3 billion at December 31, 2016. This was driven by outflows of $3.7 billion which were principally a result of distributions from CP V and other buyout funds outside of their investment period. This decrease was partially offset by inflows of $2.1 billion primarily related to equity invested by CGP which charges management fees based on invested capital, as well well as new fee-paying commitments raised in CGFSP III. Also offsetting the decrease were $0.8 billion of foreign exchange gains from the translation of our Euro-denominated Europe buyout and growth funds to USD for reporting purposes. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
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
Total AUM as of and for each of the Three Years in the Period Ended December 31, 2017
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$50,864	$63,144	$64,668
New Commitments (1)	20,544	818	8,164
Outflows (2)	(9,377)	(12,910)	(12,812)
Market Appreciation/(Depreciation) (3)	9,668	3,226	5,358
Foreign Exchange Gain/(Loss) (4)	1,145	(25)	(1,377)
Other (5)	(286)	(3,389)	(857)
Balance, End of Period	$72,558	$50,864	$63,144

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts.

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses and other changes in AUM.
Total AUM was $72.6 billion at December 31, 2017, an increase of $21.7 billion, or 43%, compared to $50.9 billion at December 31, 2016. This increase was driven by $20.5 billion of new commitments primarily due to fundraising in CP VII, CAP V, and CGFSP III. Also contributing to this increase was market appreciation of $9.7 billion. The carry funds driving appreciation for the period included $2.8 billion attributable to CP VI, $1.7 billion attributable to CP V, and $1.5 billion attributable to CAP IV. Partially offsetting the increase were $9.4 billion of outflows driven primarily by distributions in CP V, CEP III, and various other buyout funds.
Total AUM was $50.9 billion at December 31, 2016, a decrease of $12.2 billion, or 19%, compared to $63.1 billion at December 31, 2015. This decrease was driven by $12.9 billion of outflows primarily in our large prior vintage buyout funds and $3.4 billion of other activity, primarily related to the expiration of available capital in CP V, CJP II, and CEP III. Partially offsetting this decrease was market appreciation of $3.2 billion. The carry funds driving appreciation for the period included $1.4 billion attributable to CP VI, $0.7 billion attributable to CP V, and $0.5 billion attributable to CAP IV.
Total AUM was $63.1 billion at December 31, 2015, a decrease of $1.6 billion, or 2%, compared to $64.7 billion at December 31, 2014. This decrease was primarily driven by outflows of $12.8 billion and $1.4 billion of foreign exchange loss. Offsetting this were $8.2 billion of new commitments driven by fundraising in CEP IV, CEOF II, CGP, CJP III and other funds and coinvestment vehicles and $5.4 billion of market appreciation, representing a 13% increase in our portfolio of carry funds for the period. The carry funds driving appreciation for the period included $1.3 billion attributable to CEP III, $1.0 billion attributable to CAP III, and $0.4 billion attributable to CP V.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2017, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of December 31, 2017					As of December 31, 2017
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,937.9	2.4x	16%	13%	$7,612.6	$17,937.9	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,362.9	2.1x	18%	14%	$9,350.8	$24,962.3	2.7x	26%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€4,122.3	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	12/2006	€5,294.9	€5,116.1	€11,572.3	2.3x	19%	14%	€4,284.4	€10,419.8	2.4x	20%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$3,051.5	1.9x	11%	8%	$1,628.2	$3,051.5	1.9x	11%
CAP III	5/2008	$2,551.6	$2,543.2	$4,817.2	1.9x	18%	12%	$2,071.8	$4,380.2	2.1x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥216,622.1	1.5x	8%	4%	¥126,166.7	¥191,642.2	1.5x	7%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,462.1	2.3x	20%	14%	$977.9	$2,318.7	2.4x	22%
CGFSP II	4/2013	$1,000.0	$897.2	$1,320.5	1.5x	24%	15%	$193.2	$407.3	2.1x	32%
CEOF I	5/2011	$1,119.1	$1,164.5	$1,569.6	1.3x	12%	8%	$346.9	$827.7	2.4x	38%
CETP II	2/2007	€521.6	€437.4	€1,253.6	2.9x	28%	19%	€278.8	€1,140.8	4.1x	36%
CAGP IV	6/2008	$1,041.4	$954.1	$1,459.9	1.5x	12%	7%	$502.1	$928.6	1.8x	16%
All Other Funds (9)	Various		$4,655.4	$7,220.2	1.6x	16%	7%	$3,747.5	$6,048.6	1.6x	17%
Co-investments and Other (10)	Various		$11,040.3	$24,964.7	2.3x	36%	33%	$6,998.2	$20,778.0	3.0x	36%
Total Fully Invested/Committed Funds			$62,787.0	$134,994.5	2.2x	26%	19%	$49,921.3	$122,707.5	2.5x	27%
Funds in the Investment Period(6)
CP VI	5/2012	$13,000.0	$11,753.9	$16,265.3	1.4x	20%	13%
CEP IV	8/2013	€3,669.5	€3,074.2	€3,720.3	1.2x	18%	7%
CAP IV	11/2012	$3,880.4	$3,184.1	$5,206.6	1.6x	31%	20%
CGP	12/2014	$3,588.0	$2,668.7	$2,795.1	1.0x	5%	4%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥105,936.6	1.8x	NM	NM
CEOF II	3/2015	$2,400.0	$1,150.1	$1,332.4	1.2x	NM	NM
All Other Funds (11)	Various		$1,385.1	$1,822.4	1.3x	NM	NM
Total Funds in the Investment Period			$24,371.2	$32,834.9	1.3x	21%	12%	$1,391.0	$3,731.1	2.7x	58%
TOTAL CORPORATE PRIVATE EQUITY (13)			$87,158.2	$167,829.4	1.9x	26%	18%	$51,312.2	$126,438.7	2.5x	27%

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

(8)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance fees with a blended Net IRR that is below the preferred return hurdle for that fund.

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, Mexico, CBPF, and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CPF I (June 2012), CCI (December 2012), CETP III (May 2014), CAGP V (May 2016), and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC (3)	% Invested(4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2017
Corporate Private Equity
CP VI	$13,613.2	1.3x	1.4x	90%	X		100%	Jun-13	19	May-18
CAP IV	$4,683.3	1.6x	1.6x	82%	X		100%	Jul-13	18	Nov-18
CEP IV	€3,246.1	1.2x	1.2x	84%	X		100%	Sep-14	14	Aug-19
CGP	$2,782.8	1.0x	1.0x	74%			100%	Jan-15	12	Dec-20
CP V	$2,672.7	0.7x	2.1x	96%	X	X	100%	Jun-07	43	May-13
CEP III	€1,398.2	1.6x	2.3x	97%	X	X	100%	Jul-07	42	Dec-12
CEOF II	$1,220.3	1.1x	1.2x	48%			80%	Nov-15	9	Mar-21
CAP III	$1,203.7	2.0x	1.9x	100%	X	X	100%	Jun-08	39	May-14
CGFSP II	$885.4	1.4x	1.5x	90%	X		100%	Jun-13	19	Dec-17
CEOF I	$765.9	0.9x	1.3x	104%	X		80%	Sep-11	26	May-17
CJP III	¥78,171.1	1.6x	1.8x	50%	X		100%	Sep-13	18	Feb-20
CAGP IV	$515.8	1.2x	1.5x	92%			100%	Aug-08	38	Jun-14
CGFSP I	$210.6	1.2x	2.3x	98%	X	X	100%	Oct-08	37	Sep-14
CJP II	¥21,555.0	1.4x	1.5x	86%			80%	Oct-06	45	Jul-12
CP IV	$187.1	2.0x	2.4x	97%	X	X	80%	Apr-05	51	Dec-10
CETP II	€111.5	0.7x	2.9x	84%	X	X	100%	Jan-08	40	Jul-13
All Other Funds (8)	$2,669.5	1.2x	2.1x		NM	NM
Co-investment and Other (9)	$4,623.9	1.2x	2.3x		NM	NM
Total Corporate Private Equity (10)	$42,636.8	1.2x	1.9x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments in carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CEP II, CAP I, CAP II, CBPF, CBPF II, CJP I, CEVP, CETP I, CETP III, CCI, CAVP I, CAVP II, CAGP III, CAGP V, Mexico, MENA, CSABF, CSSAF, CPF, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions and the net income or loss from Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. We disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan in 2017. With this transaction, we deconsolidated Urbplan from our financial results (see Note 15 to our consolidated financial statements) and we expect that this will reduce investment losses in the segment going forward. The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$263.6	$251.1	$255.9
Portfolio advisory fees, net	0.8	0.2	0.4
Transaction fees, net	4.5	—	2.1
Total fund level fee revenues	268.9	251.3	258.4
Performance fees
Realized	92.0	53.1	163.2
Unrealized	268.3	274.0	(42.5)
Total performance fees	360.3	327.1	120.7
Investment income (loss)
Realized	(63.2)	(20.6)	(93.6)
Unrealized	26.7	1.4	63.1
Total investment loss	(36.5)	(19.2)	(30.5)
Interest income	3.0	1.7	0.3
Other income	2.2	1.6	2.6
Total revenues	597.9	562.5	351.5
Segment Expenses
Compensation and benefits
Direct base compensation	77.6	72.1	70.0
Indirect base compensation	50.5	39.1	39.3
Equity-based compensation	34.9	26.3	25.0
Performance fee related
Realized	41.6	37.6	68.5
Unrealized	75.3	81.9	26.3
Total compensation and benefits	279.9	257.0	229.1
General, administrative, and other indirect expenses	78.5	67.1	74.6
Depreciation and amortization expense	7.1	5.9	4.3
Interest expense	17.0	16.0	10.6
Total expenses	382.5	346.0	318.6
Economic Income	$215.4	$216.5	$32.9
(-) Net Performance Fees	243.4	207.6	25.9
(-) Investment Loss	(36.5)	(19.2)	(30.5)
(+) Equity-based Compensation	34.9	26.3	25.0
(+) Net interest	14.0	14.3	10.3
(+) Reserve for Litigation and Contingencies	(5.8)	—	9.2
(=) Fee Related Earnings	$51.6	$68.7	$82.0
(+) Realized Net Performance Fees	50.4	15.5	94.7
(+) Realized Investment Loss	(63.2)	(20.6)	(93.6)
(+) Net interest	(14.0)	(14.3)	(10.3)
(=) Distributable Earnings	$24.8	$49.3	$72.8

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Distributable Earnings
Distributable earnings decreased $24.5 million for the year ended December 31, 2017 as compared to 2016 and decreased $23.5 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in distributable earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Distributable earnings, prior year	$49.3	$72.8
Increases (decreases):
Increase (decrease) in realized net performance fees	34.9	(79.2)
(Increase) decrease in realized investment loss	(42.6)	73.0
Decrease in fee related earnings	(17.1)	(13.3)
Decrease (increase) in net interest	0.3	(4.0)
Total decrease	(24.5)	(23.5)
Distributable earnings, current year	$24.8	$49.3

Realized Net Performance Fees. Realized net performance fees increased $34.9 million for the year ended December 31, 2017 as compared to 2016, and decreased $79.2 million for the year ended December 31, 2016 as compared to 2015. The increase in realized net performance fees for the year ended December 31, 2017 as compared to 2016 was primarily due to higher realizations on a certain U.S real estate fund and our power opportunities fund as well as the absence in 2017 of the 2016 realization of giveback obligations on two of our Legacy Energy funds (Energy II and Energy III), which resulted in a decrease of $35.9 million in realized net performance fees in 2016. These realizations were partially offset by lower realizations on a Europe real estate external coinvestment fund in 2017 as compared to 2016. The decrease in realized net performance fees for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to lower realizations in our U.S. real estate funds in 2016 as compared to 2015 and the absence in 2016 of realizations in our power opportunities fund. In addition, we realized the giveback obligations in 2016 on Energy II and Energy III, which resulted in a decrease of $35.9 million in realized net performance fees. Realized net performance fees were primarily generated by the following funds for the years ended December 31, 2017, 2016 and 2015, respectively:

Year Ended December 31,
2017	2016	2015
CRP VI	CRP VI	CRP VI
CPOCP	CEREP III - External Co-invest	CRP III
	CRP III	CPOCP

Realized Investment Loss. Realized investment loss increased $42.6 million for the year ended December 31, 2017 as compared to 2016, and realized investment loss decreased $73.0 million for the year ended December 31, 2016 as compared to 2015. The increase in realized investment loss for the year ended December 31, 2017 as compared to 2016 primarily relates to the recognition of $75.0 million of Urbplan losses, including a $65.0 million realized investment loss in 2017 associated with the disposal of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction, we deconsolidated Urbplan from our financial results (see Note 15 to the consolidated financial statements). Additionally, we recognized realized investment losses related to Urbplan of $37.1 million during 2016. These realized losses in 2017 were partially offset by higher realized gains on investments in our Europe real estate funds in 2017 as compared to 2016 and higher realized gains on NGP fund investments in 2016 as compared to 2017.

The decrease in realized investment loss for the year ended December 31, 2016 as compared to 2015 primarily relates to the absence in 2016 of the realized investment loss recorded in 2015 relating to the realization of Carlyle's cumulative losses from our guarantee of liabilities of Carlyle Europe Real Estate Partners I, L.P. (“CEREP I”) associated with an adverse court judgment in a French tax court proceeding of $80 million. (See Note 9 to the consolidated financial statements.) Additionally, there were higher realized investment losses of $16.0 million in 2016 as compared to 2015 associated with Urbplan. These realized investment losses were partially offset by higher realized gains on investments in our real estate funds and the NGP funds.

Fee Related Earnings

Fee related earnings decreased $17.1 million for the year ended December 31, 2017 as compared to 2016 and decreased $13.3 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in fee related earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Fee related earnings, prior year	$68.7	$82.0
Increases (decreases):
Increase (decrease) in fee revenues	17.6	(7.1)
Increase in direct and indirect base compensation	(16.9)	(1.9)
Increase in general, administrative and other expenses	(17.2)	(1.7)
Increase in interest expense	(1.0)	(5.4)
All other changes	0.4	2.8
Total decrease	(17.1)	(13.3)
Fee related earnings, current year	$51.6	$68.7

Fee Revenues. Total fee revenues increased $17.6 million for the year ended December 31, 2017 as compared to 2016 and decreased $7.1 million for the year ended December 31, 2016 as compared to the same period in 2015, due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Higher (lower) fund management fees	$12.5	$(4.8)
Higher (lower) transaction fees	4.5	(2.1)
Higher (lower) portfolio advisory fees	0.6	(0.2)
Total increase (decrease) in fee revenues	$17.6	$(7.1)

The increase in fund management fees for the year ended December 31, 2017 as compared to 2016 primarily reflects increased management fees from our eighth real estate fund (“CRP VIII”), which had its first closing in 2017. This increase was partially offset by a $8.6 million decrease in catch-up management fees for the year ended December 31, 2017 as compared to 2016. While there were no significant catch-up management fees during 2017, catch-up management fees of $8.6 million for the year ended December 31, 2016 were primarily due to subsequent closes in 2016 for our second power fund (“CPP II”) and our first international energy fund (“CIEP I”).

The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 primarily reflects a $15.2 million decrease in catch-up management fees from $23.8 million in 2015 to $8.6 million in 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our seventh U.S. real estate fund (“CRP VII”), CIEP I and CPP II. This decrease was partially offset by increased management fee revenues due to higher assets under management from additional commitments raised during 2015 and 2016 for CPP II, CRP VII, and CIEP I as well as the activation of management fees in NGP XI.

The total weighted average management fee rate declined to 1.20% at December 31, 2017 from 1.26% at December 31, 2016 primarily due to new funds being raised with lower management fee rates. The weighted average management fee rate for funds in the investment period decreased to 1.35% at December 31, 2017 from 1.43% at December 31, 2016.

The total weighted average management fee rate increased to 1.26% at December 31, 2016 from 1.24% at December 31, 2015 primarily due to funds inside the investment period accounting for a larger portion of Fee-earning AUM in the segment. The weighted average management fee rate for funds in the investment period declined to 1.43% at December 31, 2016 from 1.44% at December 31, 2015.

Direct and indirect compensation expense. Direct and indirect compensation expense increased $16.9 million for the year ended December 31, 2017 as compared to 2016 primarily due to higher compensation associated with fundraising activities of $8.6 million in 2017 versus 2016 and an increase in 2017 cash bonuses.

    Direct and indirect compensation expense increased $1.9 million for the year ended December 31, 2016 as compared to 2015 primarily due to increased headcount, partially offset by lower compensation associated with fundraising activities of $3.3 million in 2016 versus 2015.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $17.2 million for the year ended December 31, 2017 as compared to 2016. The primary drivers of the increase were foreign currency losses recorded in 2017 as compared to foreign currency gains recorded in 2016, increased real estate costs, and increased external costs associated with fundraising activities of $10.0 million related to CRP VIII.
General, administrative and other indirect expenses increased $1.7 million for the year ended December 31, 2016 as compared to 2015, primarily due to an increase in professional fees, partially offset by a decrease in external costs associated with fundraising activities.
Economic Income
Economic income decreased $1.1 million for the year ended December 31, 2017 as compared to 2016 and economic income increased $183.6 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in economic income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Economic income, prior year	$216.5	$32.9
Increases (decreases):
Increase in net performance fees	35.8	181.7
(Increase) decrease in investment loss	(17.3)	11.3
Increase in equity-based compensation	(8.6)	(1.3)
Decrease in fee related earnings	(17.1)	(13.3)
Decrease (increase) in net interest	0.3	(4.0)
Decrease in reserve for litigation and contingencies	5.8	9.2
Total (decrease) increase	(1.1)	183.6
Economic income, current year	$215.4	$216.5

Performance Fees. Performance fees (realized and unrealized) increased $33.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to higher appreciation from the NGP funds, partially offset by a decrease in performance fees generated by the real estate funds. Performance fees (realized and unrealized) increased $206.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, performance fees generated by the NGP funds in 2016 as compared to performance fee reversals in 2015, and a reduction in the giveback liability associated with certain of our Legacy Energy funds in 2016.

Performance fees are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Real Estate funds	$196.8	$261.0	$204.1
Natural Resources funds	161.0	42.0	(0.8)
Legacy Energy funds	2.5	24.1	(82.6)
Total performance fees	$360.3	$327.1	$120.7

The $360.3 million of performance fees for the year ended December 31, 2017 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $107.7 million,
•NGP XI of $96.2 million,
•CIEP I of $54.0 million,
•CRP V of $50.7 million, and
•our third U.S. real estate fund (“CRP III”) of $27.1 million.

The $327.1 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $89.4 million,
•our fifth U.S. real estate fund (“CRP V”) of $62.0 million,
•NGP XI of $35.9 million,
•CRP VI of $32.4 million, and
•CRP III of $22.1 million.

The $120.7 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $101.1 million,
•CRP V of $73.9 million,
•CRP III of $22.9 million,
•Energy III of $(38.7) million, and
•Carlyle/Riverstone Global Energy and Power Fund IV (“Energy IV”) of $(37.8) million.

Performance fees of $360.3 million, $327.1 million, and $120.7 million are inclusive of performance fees reversed of approximately $9.2 million, $4.7 million, and $102.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2017	2016	2015
Real Estate funds	17%	19%	27%
Natural Resources funds	30%	24%	(3)%
Legacy Energy funds	6%	10%	(26)%
Total	19%	18%	(3)%

Net performance fees for the year ended December 31, 2017 were $243.4 million, representing an increase of $35.8 million from $207.6 million in net performance fees for the year ended December 31, 2016. The increase in net performance fees was primarily due to increased performance fees from the NGP funds, for which there is no performance fee related compensation expense, partially offset by decreased performance fees from the real estate funds.

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

Total Investment Loss. Total investment loss (realized and unrealized) for the year ended December 31, 2017 was $36.5 million compared to total investment loss of $19.2 million for the year ended December 31, 2016. The increase in total investment loss for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to the recognition of a $65.0 million realized investment loss recognized in 2017 associated with the disposal of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction, we deconsolidated Urbplan from our financial results (see Note 15 to the consolidated financial statements). This increase in total investment loss was partially offset by higher appreciation on investments in our U.S. and Europe real estate funds, as well as the NGP funds, in 2017 as compared to 2016.

Total investment loss (realized and unrealized) for the year ended December 31, 2016 was $19.2 million compared to total investment loss of $30.5 million for the year ended December 31, 2015. The decrease in total investment loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the absence in 2016 of approximately $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding that was recorded in 2015. The decrease in total investment loss was also due to investment gains of approximately $0.8 million associated with our investments in NGP for 2016 as compared to approximately $5.5 million of investment losses associated with our investments in NGP in 2015, partially offset by higher investment losses associated with Urbplan.
Equity-based Compensation. Equity-based compensation was $34.9 million, $26.3 million, and $25.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 is primarily attributable to equity-based compensation expense in connection with the March 2017 agreement with NGP (see Note 5 to the consolidated financial statements).
Reserve for Litigation and Contingencies. Real Assets' share of the reserve for litigation and contingencies decreased $5.8 million for the year ended December 31, 2017. The decrease was primarily related to Real Assets' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017. See Note 9 to the consolidated financial statements for more information on the CCC litigation. Real Assets had recognized its share of a $50 million reserve for litigation and contingencies for $9.2 million in 2015.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$16,453	$13,008	$12,588
Fee-earning AUM based on invested capital (2)	13,901	13,878	17,353
Fee-earning AUM based on net asset value	892	285	—
Fee-earning AUM based on lower of cost or fair value and other (3)	353	316	964
Total Fee-earning AUM (4)	$31,599	$27,487	$30,905
Weighted Average Management Fee Rates (5)
All Funds	1.20%	1.26%	1.24%
Funds in Investment Period	1.35%	1.43%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2017, the Legacy Energy Funds had, in the aggregate, approximately $5.2 billion in AUM and $3.8 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as, "carry funds"), are managed by NGP Energy Capital Management. As of December 31, 2017, the NGP management fee funds and carry funds had, in the aggregate, approximately $13.0 billion in AUM and $11.2 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds, NGP management fee funds, and carry funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,487	$30,905	$28,351
Inflows, including Fee-paying Commitments (1)	8,812	1,514	8,426
Outflows, including Distributions (2)	(4,925)	(4,860)	(5,655)
Market Appreciation/(Depreciation) (3)	73	28	(1)
Foreign Exchange and other (4)	152	(100)	(216)
Balance, End of Period	$31,599	$27,487	$30,905

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.6 billion at December 31, 2017, an increase of $4.1 billion, or 15%, compared to $27.5 billion at December 31, 2016. The increase was driven by inflows of $8.8 billion primarily related to new fee-paying commitments raised in CRP VIII and NGP XII. This was partially offset by outflows of $4.9 billion primarily related to distributions in our Legacy Energy, U.S. Real Estate, and NGP Energy funds. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2017
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$34,252	$37,991	$42,295
New Commitments (1)	10,205	1,203	3,828
Outflows (2)	(4,247)	(6,844)	(5,795)
Market Appreciation/(Depreciation) (3)	3,614	3,317	(2,357)
Foreign Exchange Gain/(Loss) (4)	112	(17)	(256)
Other (5)	(1,048)	(1,398)	276
Balance, End of Period	$42,888	$34,252	$37,991

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds and related co-investment vehicles, NGP management fee funds and separately managed accounts.

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, NGP management fee funds and separately managed accounts.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses and other changes in AUM.

Total AUM was $42.9 billion at December 31, 2017, an increase of $8.6 billion, or 25%, compared to $34.3 billion at December 31, 2016. This increase was driven by $10.2 billion of new commitments primarily attributable to fundraising in CRP VIII, NGP XII, and CPI. Also driving the increase was $3.6 billion of market appreciation including $1.2 billion attributable to NGP XI , $0.5 billion attributable to CRP VII, and $0.3 billion attributable to CIEP. Partially offsetting the increase were $4.2 billion of outflows primarily due to distributions in our U.S. Real Estate, Legacy Energy, and Europe Real Estate funds.
Total AUM was $34.3 billion at December 31, 2016, a decrease of $3.7 billion, or 10%, compared to $38.0 billion at December 31, 2015. This decrease was driven by $6.8 billion of outflows primarily related to distributions in the NGP and our U.S. Real Estate funds. Partially offsetting this decrease was $3.3 billion of market appreciation, representing a 18% increase in the value of our carry fund portfolio. The carry funds driving appreciation for the period included $0.5 billion attributable to NGP X , $0.5 billion attributable to NGP XI, and $0.4 billion attributable to CRP VII.
Total AUM was $38.0 billion at December 31, 2015, a decrease of $4.3 billion, or 10%, compared to $42.3 billion at December 31, 2014. This decrease was primarily driven by $5.8 billion of outflows primarily related to distributions in our U.S. Real Estate, NGP Energy, and Legacy Energy funds and $2.4 billion of market depreciation, representing a 3% decrease in the value of our carry fund portfolio. The carry funds driving depreciation for the period included $1.0 billion attributable to Energy IV, $0.6 billion attributable to Energy III, and $0.4 billion attributable to NGP X, partially offset by $0.5 billion of appreciation attributable to CRP VI . Offsetting this was $3.8 billion of new commitments driven by fundraising in CRP VII, NGP XI, and CPP II.

Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2017 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of December 31, 2017					As of December 31, 2017
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7) (12)	Net IRR (8) (12)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7) (12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,850.3	3.5x	44%	30%	$522.5	$1,850.3	3.5x	44%
CRP IV	12/2004	$950.0	$1,282.2	$2,022.6	1.6x	8%	5%	$1,191.6	$1,962.7	1.6x	8%
CRP V	11/2006	$3,000.0	$3,430.0	$5,669.6	1.7x	12%	9%	$2,942.0	$4,972.5	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,219.3	$4,012.7	1.8x	29%	20%	$1,581.6	$3,190.4	2.0x	33%
CRP VII	3/2014	$4,161.6	$3,220.4	$4,282.4	1.3x	21%	12%	$315.2	$593.9	1.9x	33%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,025.7	€2,432.2	1.2x	4%	1%	€1,706.7	€2,247.6	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,427.6	1.3x	6%	3%	$997.1	$1,365.1	1.4x	6%
NGP X	1/2012	$3,586.0	$3,267.2	$4,185.6	1.3x	9%	6%	$1,382.9	$2,505.2	1.8x	24%
NGP XI	6/2014	$5,325.0	$3,696.7	$5,348.6	1.4x	39%	27%	$228.9	$471.3	2.1x	169%
Energy II	7/2002	$1,100.0	$1,334.8	$3,130.9	2.3x	81%	55%	$1,334.8	$3,130.9	2.3x	81%
Energy III	10/2005	$3,800.0	$3,569.7	$5,513.1	1.5x	10%	7%	$2,873.9	$5,045.9	1.8x	14%
Energy IV	12/2007	$5,979.1	$6,262.0	$8,167.3	1.3x	8%	5%	$4,066.5	$6,012.2	1.5x	14%
Renew II	3/2008	$3,417.5	$2,809.4	$4,188.8	1.5x	9%	6%	$1,555.3	$2,440.9	1.6x	12%
All Other Funds (9)	Various		$2,939.5	$3,289.7	1.1x	4%	Neg	$2,662.1	$3,019.5	1.1x	5%
Co-investments and Other(10)	Various		$6,039.4	$9,880.3	1.6x	16%	13%	$4,180.4	$7,228.9	1.7x	20%
Total Fully Invested Funds			$45,721.8	$66,887.1	1.5x	12%	8%	$29,501.8	$47,490.4	1.6x	16%
Funds in the Investment Period (6)
CRP VIII	5/2017	$5,010.7	$229.8	$222.5	1.0x	NM	NM
CIEP I	9/2013	$2,500.0	$988.8	$1,510.4	1.5x	28%	11%
NGP XII	7/2017	$2,776.7	$241.0	$241.0	1.0x	NM	NM
CPP II	6/2014	$1,526.9	$643.9	$706.3	1.1x	NM	NM
CPI	5/2016	$1,144.0	$863.4	$968.3	1.1x	NM	NM
All Other Funds (11)	Various		$391.5	$359.1	0.9x	NM	NM
Total Funds in the Investment Period			$3,358.4	$4,007.5	1.2x	16%	4%	$—	$—	n/a	n/a
TOTAL Real Assets (13)			$49,080.2	$70,894.6	1.4x	12%	8%	$29,501.8	$47,490.4	1.6x	16%

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

(8)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance fees with a blended Net IRR that is below the preferred return hurdle for that fund.

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP and CCR. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP and October 2016 for CCR.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2017
Real Assets
NGP XI	$4,684.7	1.4x	1.4x	69%	X		80%	Feb-15	12	Oct-19
CRP VII	$3,625.0	1.3x	1.3x	77%	X		80%	Jun-14	15	Mar-19
Energy IV	$2,820.6	1.0x	1.3x	104%	(X)		80%	Feb-08	40	Dec-13
NGP X	$1,788.2	1.0x	1.3x	91%			80%	Jan-12	24	May-17
Renew II	$1,708.6	0.8x	1.5x	82%	(X)		80%	Mar-08	40	May-14
CIEP I	$1,428.2	1.5x	1.5x	40%	X		80%	Oct-13	17	Sep-19
CRP V	$1,323.8	2.1x	1.7x	114%	X		50%	Nov-06	45	Nov-11
CPI	$928.2	1.1x	1.1x	n/a	X		50%	May-16	7	Apr-21
CRP VI	$772.7	1.3x	1.8x	95%	X	X	50%	Mar-11	28	Mar-16
CRP IV	$626.7	3.6x	1.6x	135%			50%	Jan-05	52	Dec-09
CPP II	$590.6	1.1x	1.1x	42%			80%	Sep-14	14	Apr-21
CRP III	$464.5	140.3x	3.5x	93%	X	X	50%	Mar-01	68	May-05
CEREP III	€233.0	0.7x	1.2x	91%			67%	Jun-07	43	May-11
Energy III	$264.7	0.3x	1.5x	94%	(X)		80%	Nov-05	49	Oct-11
NGP XII	$241.0	1.0x	1.0x	9%			80%	Nov-17	1	Oct-19
CRP VIII	$222.5	1.0x	1.0x	5%			80%	Aug-17	2	May-22
All Other Funds (8)	$664.6	0.7x	1.3x		NM	NM
Co-investment and Other (9)	$2,490.8	1.1x	1.6x		NM	NM
Total Real Assets (10)	$24,925.6	1.2x	1.4x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments in carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CCR, CPOCP, CGIOF, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Giveback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Credit
We continue to invest in growing our Global Credit, formerly called Global Market Strategies, business. We conducted a review in 2016 of the segment in order to realign and reorganize certain of the segment's operations. We have exited our hedge fund business (ESG in 2016 and Claren Road in January 2017) and, as a result of settlements reached during 2017 with investors in two commodities investment vehicles managed by Vermillion, we have completed the exit of the commodities investment advisory business and other hedge fund investment advisory businesses that we had acquired from 2010 to 2014. In the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital.
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road (through January 2017) and ESG (through June 2016). The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$191.5	$195.5	$210.7
Portfolio advisory fees, net	0.7	1.1	0.7
Transaction fees, net	—	—	—
Total fund level fee revenues	192.2	196.6	211.4
Performance fees
Realized	75.4	36.6	38.0
Unrealized	(16.3)	1.2	(63.1)
Total performance fees	59.1	37.8	(25.1)
Investment income (loss)
Realized	11.9	5.1	5.4
Unrealized	5.4	15.3	(15.7)
Total investment income (loss)	17.3	20.4	(10.3)
Interest income	7.1	4.7	2.8
Other income	6.8	4.7	3.9
Total revenues	282.5	264.2	182.7
Segment Expenses
Compensation and benefits
Direct base compensation	79.2	87.4	101.2
Indirect base compensation	25.3	32.6	28.3
Equity-based compensation	20.7	17.6	19.0
Performance fee related
Realized	35.0	17.6	16.6
Unrealized	(7.3)	0.6	(27.7)
Total compensation and benefits	152.9	155.8	137.4
General, administrative, and other indirect expenses	3.3	250.0	69.8
Depreciation and amortization expense	5.1	6.2	5.0
Interest expense	14.5	11.3	10.8
Total expenses	175.8	423.3	223.0
Economic Income (Loss)	$106.7	$(159.1)	$(40.3)
(-) Net Performance Fees	31.4	19.6	(14.0)
(-) Investment Income (Loss)	17.3	20.4	(10.3)
(+) Equity-based Compensation	20.7	17.6	19.0
(+) Net Interest	7.4	6.6	8.0
(+) Reserve for Litigation and Contingencies	(4.1)	—	9.0
(=) Fee Related Earnings	$82.0	$(174.9)	$20.0
(+) Realized Net Performance Fees	40.4	19.0	21.4
(+) Realized Investment Income	11.9	5.1	5.4
(+) Net Interest	(7.4)	(6.6)	(8.0)
(=) Distributable Earnings	$126.9	$(157.4)	$38.8

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Distributable Earnings
Distributable earnings increased $284.3 million for the year ended December 31, 2017 as compared to 2016, and decreased $196.2 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Distributable earnings, prior year	$(157.4)	$38.8
Increases (decreases):
Increase (decrease) in realized net performance fees	21.4	(2.4)
Increase (decrease) in realized investment income	6.8	(0.3)
Increase (decrease) in fee related earnings	256.9	(194.9)
(Increase) decrease in net interest	(0.8)	1.4
Total increase (decrease)	284.3	(196.2)
Distributable earnings, current year	$126.9	$(157.4)

Realized Net Performance Fees. Realized net performance fees increased $21.4 million for the year ended December 31, 2017 as compared to 2016 and decreased $2.4 million for the year ended December 31, 2016 as compared to 2015. The majority of realized net performance fees were generated by our distressed debt carry funds in 2017, our structured credit funds in 2016 and both our structured credit funds and ESG in 2015.

Realized Investment Income. Realized investment income increased $6.8 million for the year ended December 31, 2017 as compared to 2016 and decreased $0.3 million for the year ended December 31, 2016 as compared to 2015. The increase in realized investment income for the year ended December 31, 2017 as compared to 2016 was primarily due to higher realizations on investments in our structured credit funds. The decrease in realized investment income for the year ended December 31, 2016 as compared to 2015 was primarily due to greater realized losses on our hedge funds, partially offset by higher realizations on our structured credit funds and carry funds.

Fee Related Earnings

Fee related earnings increased $256.9 million for the year ended December 31, 2017 as compared to 2016, and decreased $194.9 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in fee related earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Fee related earnings, prior year	$(174.9)	$20.0
Increases (Decreases):
Decrease in fee revenues	(4.4)	(14.8)
Decrease in direct and indirect base compensation	15.5	9.5
Decrease (increase) in general, administrative and other expenses	242.6	(189.2)
All other changes	3.2	(0.4)
Total increase (decrease)	256.9	(194.9)
Fee related earnings, current year	$82.0	$(174.9)

Fee Revenues. Total fee revenues decreased $4.4 million for the year ended December 31, 2017 as compared to 2016 and decreased $14.8 million for the year ended December 31, 2016 as compared to 2015, due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Lower fund management fees	$(4.0)	$(15.2)
(Lower) higher portfolio advisory fees	(0.4)	0.4
Total decrease in fee revenues	$(4.4)	$(14.8)
The decrease in fund management fees for the year ended December 31, 2017 as compared to 2016 was primarily due to a decrease of $30.2 million in fund management fees related to the separation from the hedge funds and lower basis on certain carry funds. These decreases were partially offset by a $24.1 million increase in fund management fees primarily as a result of increased commitments and subsequent closings for CSP IV during 2017.
The decrease in fund management fees for the year ended December 31, 2016 as compared to 2015 was primarily due to lower hedge fund assets under management and lower basis on certain carry funds, partially offset by the activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”). Assets under management reflects no material amounts for hedge funds at December 31, 2016, down from from $8.3 billion at December 31, 2015, primarily due to the transactions related to ESG and Claren Road in which the Partnership transferred its interests in ESG and Claren Road back to their respective founders, redemptions and investment depreciation.
The weighted average management fee rate on our carry funds decreased slightly from 1.37% at December 31, 2016 to 1.35% at December 31, 2017 primarily due to a lower blended fee rate for CSP IV upon completion of the fundraising process.
The weighted average management fee rate on our carry funds decreased from 1.38% at December 31, 2015 to 1.37% at December 31, 2016 primarily due to a lower blended fee rate for CEMOF II upon completion of the fundraising process. Fee-earning AUM for our hedge funds was zero as of December 31, 2016.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $15.5 million for the year ended December 31, 2017 as compared to 2016 primarily due to lower headcount from the separation of the hedge fund business, which resulted in $24.9 million of lower compensation. This decrease was partially offset by an increase in 2017 cash bonuses.
Direct and indirect base compensation decreased $9.5 million for the year ended December 31, 2016 as compared to 2015 primarily due to lower headcount, partially offset by increased compensation costs of $2.8 million related to fundraising activities.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $242.6 million for the year ended December 31, 2017 as compared to 2016 and increased $189.2 million for the year ended December 31, 2016 as compared to 2015, primarily due to the following:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
(Absence of) increase in commodities-related contingency reserves	$(175.0)	$175.0
(Absence of) expenses incurred related to Claren Road transaction	(25.0)	25.0
Increase in insurance recoveries related to litigation	(10.0)	(25.0)
Increase in professional fees, including legal costs related to commodities	144.2	11.5
Increase in insurance recovery related to commodities	(177.3)	—
All other changes	0.5	2.7
Total (decrease) increase	$(242.6)	$189.2

Economic Income (Loss)
Economic income (loss) increased $265.8 million for the year ended December 31, 2017 as compared to 2016, and decreased $118.8 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in economic income (loss) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Economic income (loss), prior year	$(159.1)	$(40.3)
Increases (decreases):
Increase in net performance fees	11.8	33.6
(Decrease) increase in investment income	(3.1)	30.7
(Increase) decrease in equity-based compensation	(3.1)	1.4
Increase (decrease) in fee related earnings	256.9	(194.9)
Increase (decrease) in net interest	(0.8)	1.4
Decrease in reserve for litigation and contingencies	4.1	9.0
Total increase (decrease)	265.8	(118.8)
Economic income (loss), current year	$106.7	$(159.1)

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2017, 2016 and 2015 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Carry funds	$18.1	$0.3	$(62.9)
Hedge funds	—	0.9	10.5
Structured credit funds and other	41.0	36.6	27.3
Total performance fees	$59.1	$37.8	$(25.1)

The $59.1 million of performance fees for the year ended December 31, 2017 was driven primarily by performance fees recognized from the following funds:

•CLOs of $18.1 million, and
•Carlyle Strategic Partners III, L.P. (“CSP III”) of $13.2 million.

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
•ESG funds of $7.3 million.

Performance fees of $59.1 million, $37.8 million, and $(25.1) million are inclusive of performance fees reversed of approximately $5.8 million, $5.8 million, and $63.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Year Ended December 31,
	2017	2016	2015
Carry funds	11%	(11)%	(8)%

Net performance fees as a percentage of total performance fees are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net Performance Fees	$31.4	$19.6	$(14.0)

Percentage of Total Performance Fees	53%	52%	56%

The increase in net performance fees for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to increased performance fees generated from our carry funds and business development companies in 2017 as compared to 2016. The increase in net performance fees for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to increased performance fees generated from our business development companies in 2016 as compared to 2015.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the year ended December 31, 2017 was $17.3 million compared to total investment income of $20.4 million for the year ended December 31, 2016. The decrease in investment income from 2016 to 2017 relates primarily to lower appreciation on certain U.S. and Euro-denominated collateralized loan obligations during 2017 as compared to 2016. This decrease was partially offset by appreciation on our carry funds in 2017 as compared to depreciation on our carry funds in 2016 and higher realizations on our structured credit funds and carry funds in 2017 as compared to 2016.
Total investment income was $20.4 million for the year ended December 31, 2016 compared to total investment loss of $10.3 million in 2015. The increase in total investment income from 2015 to 2016 relates primarily to appreciation on certain U.S. and Euro-denominated collateralized loan obligations during 2016 as compared to depreciation on investments in U.S.-denominated collateralized loan obligations for 2015.
Equity-based Compensation. Equity-based compensation was $20.7 million, $17.6 million, and $19.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Reserve for Litigation and Contingencies. Global Credit's share of the reserve for litigation and contingencies decreased $4.1 million for the year ended December 31, 2017. The decrease was primarily related to Global Credit's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017. See Note 9 to the consolidated financial statements for more information on the CCC litigation. Global Credit had recognized its share of a $50 million reserve for litigation and contingencies for $9.0 million in 2015.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$4,010	$2,298
Fee-earning AUM based on invested capital	1,457	1,278	1,601
Fee-earning AUM based on collateral balances, at par	18,625	16,999	17,896
Fee-earning AUM based on net asset value	42	—	7,811
Fee-earning AUM based on other (2)	2,112	1,839	1,366
Total Fee-earning AUM	$27,262	$24,126	$30,972
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.35%	1.37%	1.52%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$24,126	$30,972	$33,898
Acquisitions/(Divestments) (1)	—	(4,356)	—
Inflows, including Fee-paying Commitments (2)	1,413	1,901	2,422
Outflows, including Distributions (3)	(265)	(668)	(1,025)
Subscriptions, net of Redemptions (4)	—	(2,764)	(4,327)
Changes in CLO collateral balances (5)	843	(714)	850
Market Appreciation/(Depreciation) (6)	13	(475)	(674)
Foreign Exchange and other (7)	1,132	230	(172)
Balance, End of Period	$27,262	$24,126	$30,972

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

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund.

(5)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(7)
Includes activity of funds with fees based on gross asset value. Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.3 billion at December 31, 2017, an increase of $3.2 billion, or 13%, compared to $24.1 billion at December 31, 2016. Driving the increase were inflows of $1.4 billion primarily attributable to new fee-paying commitments raised in CSP IV. Also driving the increase was foreign exchange and other activity of $1.1 billion primarily related to foreign exchange gains on our Euro-denominated CLO's and increases in our CLO collateral balances of $0.8 billion. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2017
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$29,399	$35,255	$36,741
Acquisitions/(Divestments) (1)	—	(4,707)	—
New Commitments (2)	6,643	7,115	8,545
Outflows (3)	(3,981)	(7,506)	(9,030)
Market Appreciation/(Depreciation) (4)	177	(1,045)	(945)
Foreign Exchange Gain/(Loss) (5)	829	(190)	(609)
Other (6)	257	477	553
Balance, End of Period	$33,324	$29,399	$35,255

(1)
Divestment activity represents ESG assets which were transferred to the ESG founders in a transaction that closed in October 2016 and Claren Road assets which were transferred to the Claren Road founders in a transaction that closed in January 2017.

(2)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(3)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as runoff of CLO collateral balances and redemptions in our hedge funds.

(4)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, separately managed accounts and hedge funds.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(6)	Includes expiring available capital, the impact of capital calls for fees and expenses, change in gross asset value for our business development companies and other changes in AUM.
Total AUM was $33.3 billion at December 31, 2017, an increase of $3.9 billion, or 13%, compared to $29.4 billion at December 31, 2016. This was driven by $6.6 billion of new commitments primarily due to new U.S. and Europe CLO issuances, as well as fundraising in CSC and CCOF. Also contributing to the increase were foreign exchange gains of $0.8 billion attributable to our Euro-denominated CLO's. Partially offsetting the increase were outflows of $4.0 billion primarily related to CLO run-off and distributions in our Global Credit carry funds.
Total AUM was $29.4 billion at December 31, 2016, a decrease of $5.9 billion, or 17%, compared to $35.3 billion at December 31, 2015. This decrease was due to outflows of $7.5 billion which were the result of CLO run-off, hedge fund redemptions, and distributions in our carry funds. Also driving the decrease were divestments of our ESG and Claren Road hedge fund businesses which were sold back to their founders in separate transactions which closed in October 2016 and January 2017, respectively, and resulted in a decline in Total AUM of $4.7 billion. Market depreciation for the period of $1.0 billion represented a 11% ($0.2 billion) decrease on our portfolio of carry funds for the period and declines in our hedge funds. Partially offsetting this decrease were new commitments of $7.1 billion primarily due to new U.S. and Europe CLO issuances as well as fundraising in CSP IV and CEMOF II.
Total AUM was $35.3 billion at December 31, 2015, a decrease of $1.4 billion, or 4%, compared to $36.7 billion at December 31, 2014. This decrease was driven by outflows of $9.0 billion primarily attributable to redemptions from our hedge funds and CLO run-off, $0.9 billion of market depreciation, representing a 8% ($0.2 billion) decrease on our portfolio of carry funds for the period and declines in our hedge funds, and $0.6 billion of foreign exchange decreases in our Euro-denominated CLOs. Partially offsetting these decreases were $8.5 billion of new commitments primarily attributable to new U.S. and Europe CLO issuances, as well as new funds raised in CEMOF II.
Fund Performance Metrics
Fund performance information for certain of our Global Credit Funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds including those presented in this report should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following table reflects the performance of certain funds in our Global Credit business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of December 31, 2017			Inception to December 31, 2017
Global Credit (Carry Funds Only)	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5) (10)	Net IRR (6) (10)
	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,465.6	1.8x	17%	11%
CSP III	8/2011	$702.8	$702.8	$1,163.4	1.7x	32%	20%
CEMOF I	12/2010	$1,382.5	$1,599.9	$1,419.4	0.9x	Neg	Neg
All Other Funds (8)			$1,438.5	$1,998.3	1.4x	12%	7%
Coinvestments and Other (9)			$976.4	$938.6	1.0x	NM	NM
Total Fully Invested/Committed Funds			$6,069.9	$7,985.3	1.3x	12%	6%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$661.4	$766.7	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$878.4	$933.1	1.1x	NM	NM
All Other Funds			$173.9	$179.5	1.0x	NM	NM
Total Funds in the Investment Period			$1,713.7	$1,879.3	1.1x	NM	NM
TOTAL Global Credit			$7,783.6	$9,864.6	1.3x	12%	6%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Credit segment our first carry fund was formed in 2004.

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

(6)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance fees with a blended Net IRR that is below the preferred return hurdle for that fund.

(7)
Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.

(8)	Aggregate includes the following funds: CMP I, CMP II, CSP I, and CASCOF.

(9)	Includes co-investments and certain other stand-alone investments arranged by us.

(10)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC (3)	% Invested (4)	In Accrued Carry/ (Giveback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2017
Global Credit
CEMOF II	$892.4	1.0x	1.1x	31%			100%	Dec-15	9	Feb-20
CEMOF I	$859.2	0.6x	0.9x	116%			100%	Dec-10	29	Dec-15
CSP IV	$633.6	1.1x	1.2x	26%	X		100%	Feb-17	4	Jun-20
CSP III	$324.8	1.1x	1.7x	100%	X	X	80%	Dec-11	25	Aug-15
All Other Funds (8)	$366.1	0.9x	1.6x		NM	NM
Co-investment and Other (9)	$797.4	0.8x	1.0x		NM	NM
Total Global Credit	$3,873.5	0.8x	1.3x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments in carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(8)
Aggregate includes the following funds: CSP I, CSP II, CMP I, CMP II, CSC, CCOF, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$154.9	$140.3	$153.9
Portfolio advisory fees, net	—	0.8	—
Total fund level fee revenues	154.9	141.1	153.9
Performance fees
Realized	86.4	65.6	24.1
Unrealized	56.0	38.2	103.6
Total performance fees	142.4	103.8	127.7
Investment income (loss)
Realized	0.1	0.1	0.1
Unrealized	3.9	(0.3)	0.2
Total investment income (loss)	4.0	(0.2)	0.3
Interest income	1.1	0.4	0.2
Other income	0.4	0.5	0.9
Total revenues	302.8	245.6	283.0
Segment Expenses
Compensation and benefits
Direct base compensation	72.0	66.8	82.3
Indirect base compensation	12.7	13.7	13.0
Equity-based compensation	7.8	6.4	12.4
Performance fee related
Realized	83.2	63.2	20.3
Unrealized	33.8	27.6	94.8
Total compensation and benefits	209.5	177.7	222.8
General, administrative, and other indirect expenses	32.3	34.5	46.0
Depreciation and amortization expense	3.6	3.3	3.8
Interest expense	6.1	5.8	5.9
Total expenses	251.5	221.3	278.5
Economic Income	$51.3	$24.3	$4.5
(-) Net Performance Fees	25.4	13.0	12.6
(-) Investment Income (Loss)	4.0	(0.2)	0.3
(+) Equity-based Compensation	7.8	6.4	12.4
(+) Net Interest	5.0	5.4	5.7
(+) Reserve for Litigation and Contingencies	(2.6)	—	5.0
(=) Fee Related Earnings	$32.1	$23.3	$14.7
(+) Realized Net Performance Fees	3.2	2.4	3.8
(+) Realized Investment Income	0.1	0.1	0.1
(+) Net Interest	(5.0)	(5.4)	(5.7)
(=) Distributable Earnings	$30.4	$20.4	$12.9

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Distributable Earnings
Distributable earnings increased $10.0 million for the year ended December 31, 2017 as compared to 2016, and increased $7.5 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in distributable earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Distributable earnings, prior year	$20.4	$12.9
Increases (decreases):
Increase (decrease) in realized net performance fees	0.8	(1.4)
Increase in fee related earnings	8.8	8.6
Decrease in net interest	0.4	0.3
Total increase	10.0	7.5
Distributable earnings, current year	$30.4	$20.4

Realized Net Performance Fees. Realized net performance fees increased $0.8 million for the year ended December 31, 2017 as compared to 2016, and decreased $1.4 million for the year ended December 31, 2016 as compared to 2015. Substantially all of the realized net performance fees were generated from the AlpInvest carry fund vehicles for the years ended December 31, 2017, 2016 and 2015.

Fee Related Earnings

Fee related earnings increased $8.8 million for the year ended December 31, 2017 as compared to 2016, and increased $8.6 million for the year ended December 31, 2016 as compared to 2015. The following table provides the components of the change in fee related earnings for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Fee related earnings, prior year	$23.3	$14.7
Increases (decreases):
Increase (decrease) in fee revenues	13.8	(12.8)
(Increase) decrease in direct and indirect base compensation	(4.2)	14.8
(Increase) decrease in general, administrative and other expenses	(0.4)	6.5
All other changes	(0.4)	0.1
Total increase	8.8	8.6
Fee related earnings, current year	$32.1	$23.3

Fee Revenues. Total fee revenues increased $13.8 million for the year ended December 31, 2017 as compared to 2016, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles, as well as $1.2 million of catch-up management fees in 2017. Fee revenues also benefited from favorable foreign currency adjustments during 2017. This increase is partially offset by the wind-down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $5.6 million in 2017 as compared to 2016.

Total fee revenues decreased $12.8 million for the year ended December 31, 2016 as compared to 2015, primarily due to the wind-down of DGAM and the related redemptions from its fund of hedge funds, which decreased our fee revenues by $10.9 million in 2016.

Direct and indirect compensation expense. Direct and indirect compensation expense increased $4.2 million for the year ended December 31, 2017 as compared to 2016, primarily due to an increase in 2017 cash bonuses.
Direct and indirect base compensation expense decreased $14.8 million for the year ended December 31, 2016 as compared to 2015, primarily due to lower headcount in 2016 resulting from the wind-down of DGAM, partially offset by higher compensation associated with fundraising activities of $4.1 million in 2016 versus 2015.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.4 million for the year ended December 31, 2017 as compared to 2016, primarily due to negative foreign currency adjustments, partially offset by lower professional fees and lower external costs associated with fundraising activities.
General, administrative and other indirect expenses decreased $6.5 million for the year ended December 31, 2016 as compared to 2015, primarily due to lower professional fees, information technology and real estate costs, partially offset by lower foreign currency gains in 2016 as compared to 2015.
Economic Income
Economic income increased $27.0 million for the year ended December 31, 2017 as compared to 2016 and increased $19.8 million for the year ended December 31, 2016 as compared to 2015. The following table provides a rollforward of economic income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Economic income, prior year	$24.3	$4.5
Increases (decreases):
Increase in net performance fees	12.4	0.4
Increase (decrease) in investment income	4.2	(0.5)
(Increase) decrease in equity-based compensation	(1.4)	6.0
Increase in fee related earnings	8.8	8.6
Decrease in net interest	0.4	0.3
Decrease in reserve for litigation and contingencies	2.6	5.0
Total increase	27.0	19.8
Economic income, current year	$51.3	$24.3

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2017, 2016 and 2015 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Private equity fund vehicles	$138.5	$103.3	$125.6
Fund of hedge fund vehicles	—	—	0.4
Real estate fund vehicles	3.9	0.5	1.7
Total performance fees	$142.4	$103.8	$127.7

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

The increase in performance fees in 2017 as compared to 2016 is primarily due to higher realizations in our carry funds in 2017. Additionally, overall, our carry funds appreciated 10% in 2017 (excluding the impact of foreign currency, appreciation was 19% for 2017), while appreciating 12% in 2016.

The decrease in performance fees in 2016 as compared to 2015 is primarily due to lower appreciation in our carry funds in 2016. Our carry funds appreciated 12% in 2016 as compared to 23% in 2015.

The $142.4 million of performance fees for the year ended December 31, 2017 was driven by performance fees recognized from a variety of funds, the largest of which are listed below:

•Co-investment Fund & Secondaries Fund (2014-2015) of $17.3 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $11.8 million, and
•Co-investment Fund & Secondaries Fund (2009-2010) of $11.3 million.

The $103.8 million of performance fees for the year ended December 31, 2016 was driven primarily by performance fees recognized from a variety of funds, the largest of which are listed below:

•Co-investment Fund & Secondaries Fund (2012-2013) of $19.2 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $16.0 million, and
•Co-investment Fund & Secondaries Fund (2014-2015) of $10.8 million.

The $127.7 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from a variety of funds, the largest of which are listed below:

•Co-investment Fund & Secondaries Fund (2012-2013) of $27.1 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $22.6 million, and
•Partnership Fund (2008) of $12.2 million.

Performance fees of $142.4 million, $103.8 million, and $127.7 million are inclusive of performance fees reversed of approximately $2.4 million and $11.5 million for the years ended December 31, 2016 and 2015, respectively. There were no significant performance fees reversed for the year ended December 31, 2017.

The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Year Ended December 31,
	2017	2016	2015
Carry funds	10%	12%	23%

Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondaries strategies, which have different return profiles.

Net performance fees for the year ended December 31, 2017 were $25.4 million, representing an increase of $12.4 million from $13.0 million in net performance fees for the year ended December 31, 2016. Net performance fees for the year ended December 31, 2016 were $13.0 million, representing an increase of $0.4 million from $12.6 million in net performance fees for the year ended December 31, 2015.
Equity-based Compensation. Equity-based compensation was $7.8 million, $6.4 million, and $12.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Reserve for Litigation and Contingencies. Investment Solutions' share of the reserve for litigation and contingencies decreased $2.6 million for the year ended December 31, 2017. The decrease was primarily related to Investment Solutions' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017. See Note 9 to the consolidated financial statements for more information on the CCC litigation. Investment Solutions had recognized its share of a $50 million reserve for litigation and contingencies for $5.0 million in 2015.

Fee-earning AUM as of and for each of the Three Years Ended December 31, 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,330	$9,047	$7,421
Fee-earning AUM based on invested capital (2)	1,230	1,443	1,222
Fee-earning AUM based on net asset value	842	692	1,823
Fee-earning AUM based on lower of cost or fair market value	16,748	15,872	17,725
Total Fee-earning AUM	$30,150	$27,054	$28,191

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,054	$28,191	$33,082
Acquisitions	—	—	—
Inflows, including Commitments (1)	6,234	7,213	5,677
Outflows, including Distributions (2)	(5,776)	(6,150)	(7,406)
Subscriptions, net of Redemptions (3)	—	(2,166)	(201)
Market Appreciation/(Depreciation) (4)	(207)	594	(205)
Foreign Exchange and other (5)	2,845	(628)	(2,756)
Balance, End of Period	$30,150	$27,054	$28,191

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $30.2 billion at December 31, 2017, an increase of $3.1 billion, or 11%, compared to $27.1 billion at December 31, 2016. This increase was driven by inflows of $6.2 billion primarily related to the activation of fee-

paying mandates in our AlpInvest funds and $2.8 billion of foreign exchange gains related to the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting this increase were outflows of $5.8 billion primarily attributable to distributions in our AlpInvest funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $27.1 billion at December 31, 2016, a decrease of $1.1 billion, or 4%, compared to $28.2 billion at December 31, 2015. This decrease was driven by outflows of $6.2 billion which were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those funds that reached the end of their commitment period. Also driving the decrease was $2.2 billion of net redemptions, and $0.6 billion in foreign exchange attributable to the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting the decrease were inflows of $7.2 billion primarily from fundraising efforts in our AlpInvest Primary and Secondaries product lines and market appreciation of $0.6 billion in our AlpInvest and Metropolitan carry funds.
Fee-earning AUM was $28.2 billion at December 31, 2015, a decrease of $4.9 billion, or 15%, compared to $33.1 billion at December 31, 2014. This decrease was driven by outflows of $7.4 billion which were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those funds that reached the end of their commitment period. Also driving the decrease was $2.8 billion in foreign exchange attributable to the translation of our AlpInvest fee-earning AUM from EUR to USD. Partially offsetting the decrease were inflows of $5.7 billion in our AlpInvest and Metropolitan funds.
Total AUM as of and for each of the Three Years Ended December 31, 2017
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$43,092	$46,205	$50,769
New Commitments (1)	5,454	4,080	3,527
Outflows (2)	(9,804)	(10,432)	(11,502)
Market Appreciation/(Depreciation) (3)	3,645	4,650	7,716
Foreign Exchange Gain/(Loss) (4)	4,407	(963)	(3,879)
Other (5)	(503)	(448)	(426)
Balance, End of Period	$46,291	$43,092	$46,205

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as redemptions in our fund of hedge funds vehicles.

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, separately managed accounts, and fund of hedge funds vehicles. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2017) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2017.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses and other changes in AUM.

Total AUM was $46.3 billion as of December 31, 2017, an increase of $3.2 billion, or 7%, compared to $43.1 billion as of December 31, 2016. This increase was driven by $5.5 billion of new commitments raised primarily in our AlpInvest funds, $4.4 billion of foreign exchange gains related to the translation of our AlpInvest AUM from EUR to USD, and $3.6 billion of market appreciation. Market appreciation was driven by 10% appreciation in our AlpInvest funds and 12% appreciation in our MRE funds. Offsetting this increase were $9.8 billion of outflows primarily due to distributions in our AlpInvest funds.
Total AUM was $43.1 billion as of December 31, 2016, a decrease of $3.1 billion, or 7%, compared to $46.2 billion as of December 31, 2015. This decrease was driven by $10.4 billion of outflows primarily related to distributions in our AlpInvest funds and redemptions in our DGAM fund of hedge funds vehicles. Partially offsetting these decreases were $4.1 billion of new commitments primarily in our AlpInvest Primary and Secondaries product lines and $4.7 billion of market appreciation. Market appreciation was driven by 12% appreciation in our AlpInvest funds and 4% appreciation in our MRE funds.
Total AUM was $46.2 billion as of December 31, 2015, a decrease of $4.6 billion, or 9%, compared to $50.8 billion as of December 31, 2014. This decrease was driven by $11.5 billion of outflows primarily related to distributions in our AlpInvest funds and $3.9 billion of foreign exchange decreases related to the translation of our AlpInvest AUM from EUR to USD. Offsetting these decreases were $3.5 billion of new commitments primarily in our AlpInvest and Metropolitan funds and $7.7 billion of market appreciation. Market appreciation was driven by appreciation of $7.6 billion in our AlpInvest funds, $0.1 billion in our Metropolitan funds, and $0.1 billion of depreciation in our DGAM fund of hedge funds vehicles.
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2017, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of December 31, 2017
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
			(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,151.9	€6,831.8	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,727.2	€7,509.9	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,476.5	€19,895.6	1.6x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,921.5	€7,860.7	1.6x	16%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€3,839.2	€4,856.9	1.3x	13%	12%
Main Fund VI - Fund Investments	2015	€1,106.4	€393.1	€403.0	1.0x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€469.8	€884.0	1.9x	57%	53%
Main Fund II - Secondary Investments	2003	€998.4	€983.6	€1,799.8	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,271.1	€3,448.5	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,895.7	€3,213.3	1.7x	20%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,739.8	€5,658.7	1.5x	22%	20%
Main Fund II - Co-Investments	2003	€1,090.0	€891.1	€2,491.5	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,696.9	€3,739.2	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,309.6	€3,436.7	2.6x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,000.8	€2,402.5	2.4x	34%	31%
Main Fund VI - Co-Investments	2014	€1,114.6	€907.0	€1,372.3	1.5x	25%	22%
Main Fund II - Mezzanine Investments	2004	€700.0	€739.0	€1,018.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,905.8	€2,583.3	1.4x	10%	9%
All Other Funds (9)	Various		€1,945.0	€2,697.6	1.4x	14%	11%
Total Fully Committed Funds			€51,264.6	€82,103.3	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€4,263.5	€668.9	€769.0	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,442.5	€288.7	€290.2	1.0x	NM	NM
All Other Funds (9)	Various		€667.5	€868.9	1.3x	21%	17%
Total Funds in the Commitment Period			€1,625.1	€1,928.1	1.2x	22%	14%
TOTAL ALPINVEST			€52,889.7	€84,031.4	1.6x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD) (11)			$63,577.0	$101,011.4	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$2,978.4	$3,826.2	1.3x	7%	4%
Funds in the Commitment Period (5)	Various		$110.6	$123.6	1.1x	NM	NM
TOTAL METROPOLITAN REAL ESTATE			$3,089.0	$3,949.8	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005 and c) LP co-investment vehicles. As of December 31, 2017, these excluded investments represent $0.3 billion of AUM at AlpInvest.

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

(6)
Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying investments before management fees, expenses and carried interest at the AlpInvest/Metropolitan Real Estate level.

(7)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance fees with a blended Net IRR that is below the preferred return hurdle for that fund.

(8)	To exclude the impact of FX, all AlpInvest foreign currency cash flows have been converted to Euro at the reporting period spot rate.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of December 31, 2017. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2017, we issued 16 million of our 5.875% Series A Preferred Units for net proceeds of $387.5 million.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.0 billion at December 31, 2017. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $376.3 million at December 31, 2017. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.

After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $1.2 billion as of December 31, 2017. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (2.60% at December 31, 2017).
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
Our balance sheet at December 31, 2017 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. On April 6, 2017, we borrowed $250 million under the revolving credit facility of our senior credit facility. This amount was repaid in full on June 2, 2017.
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (1)	Interest Rate as of December 31, 2017
October 3, 2013	$—	(2)	$13.2	(2)	September 28, 2018	NA	(3)
June 7, 2016	20.6		20.6		July 15, 2027	3.16%	(4)
February 28, 2017	74.3		—		September 21, 2029	2.33%	(5)
April 19, 2017	22.8		—		April 22, 2031	3.29%	(6) (15)
June 28, 2017	23.1		—		July 22, 2031	3.29%	(7) (15)
July 20, 2017	24.4		—		April 21, 2027	2.90%	(8) (15)
August 2, 2017	22.8		—		July 23, 2029	3.17%	(9) (15)
August 2, 2017	20.9		—		August 3, 2022	1.75%	(10)
August 14, 2017	22.6		—		August 15, 2030	3.26%	(11) (15)
November 30, 2017	22.7		—		January 16, 2030	3.12%	(12) (15)
December 6, 2017	19.1		—		October 16, 2030	3.01%	(13) (15)
December 7, 2017	21.2		—		January 19, 2029	2.73%	(14) (15)
	$294.5		$33.8

(1)     Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Original borrowing amount of €12.6 million.
(3)     Note paid off during 2017.

(4)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the year ended December 31, 2017.

(5)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(6)	Incurs interest at LIBOR plus 1.932%.

(7)	Incurs interest at LIBOR plus 1.923%.

(8)	Incurs interest at LIBOR plus 1.536%.

(9)	Incurs interest at LIBOR plus 1.808%.

(10)	Original borrowing of €17.4 million; incurs interest at LIBOR plus 1.75% and has full recourse to the Partnership.

(11)	Incurs interest at LIBOR plus 1.848%.
(12) Incurs interest at LIBOR plus 1.7312%.

(13)	Incurs interest at LIBOR plus 1.647%.

(14)	Incurs interest at LIBOR plus 1.365%.

(15)	Term loan issued under master credit agreement.
The CLO term loans are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity.

European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($74.3 million at December 31, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.3% at December 31, 2017).

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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5 to the consolidated financial statements). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.19% at December 31, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.

Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 9 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.36% at December 31, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. In October 2017, the Partnership repaid $6.7 million of this promissory note. Accordingly, $47.2 million of this promissory note is outstanding at December 31, 2017. These promissory notes are scheduled to mature on July 15, 2019.
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
Preferred Units. On September 13, 2017, we issued 16 million of our Preferred Units for net proceeds of approximately $387.5 million. We plan to use these proceeds for general corporate purposes, including to fund investments. Distributions on the Preferred Units are discretionary and non-cumulative. The Preferred Units may be redeemed at our option, in whole or in part, at any time on or after September 15, 2022 at a price of $25 per Preferred Unit, plus declared and unpaid distributions. In addition, the Preferred Units may be redeemed at our option prior to September 15, 2022, upon the occurrence of change of control, tax redemption or rating agency events. Holders of the Preferred Units will generally have no voting rights and have none of the voting rights given to holders of our common units, except as otherwise provided in Carlyle's limited partnership agreement. Holders of the Preferred Units have no right to require the redemption of the Preferred Units and the Preferred Units do not have a maturity date. See Note 14 of our consolidated financial statements for more information.
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

Our accrued performance fees by segment as of December 31, 2017, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,272.4	$(8.7)	$2,263.7
Real Assets	657.5	(58.1)	599.4
Global Credit	56.1	—	56.1
Investment Solutions	684.6	—	684.6
Total	$3,670.6	$(66.8)	$3,603.8
Plus: Accrued performance fees from NGP			143.2
Less: Accrued performance fee-related compensation			(1,894.8)
Plus: Receivable for giveback obligations from current and former employees			5.0
Less: Deferred taxes on accrued performance fees			(67.6)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(0.8)
Net accrued performance fees before timing differences			1,788.8
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(71.6)
Net accrued performance fees attributable to Carlyle Holdings			$1,717.2

As of December 31, 2017, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (Dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,097.9
Growth Capital	41.7
Total Corporate Private Equity	1,139.6
Real Assets:
Real Estate	312.7
Natural Resources	180.3
Legacy Energy	(16.2)
Total Real Assets	476.8
Global Credit	27.2
Investment Solutions	73.6
Net accrued performance fees attributable to Carlyle Holdings	$1,717.2
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
Preferred Unit Distributions. With respect to distribution year 2017, the Board of Directors of our general partner has declared a distribution to preferred unitholders totaling approximately $6.0 million, or $0.375347 per Preferred Unit, which was paid on December 15, 2017. In February 2018, the Board of Directors of the general partner of the Partnership declared a distribution for the first quarter of 2018 of $0.367188 per preferred unit to preferred unitholders of record at the close of business on March 1, 2018, payable on March 15, 2018. Distributions on the Preferred Units are discretionary and non-cumulative.
Common Unit Distributions. With respect to distribution year 2017, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $137.5 million, or $1.41 per common unit, consisting of (i) $0.33 per common unit in respect of the fourth quarter of 2017, which is payable on February 27, 2018 to common unitholders of record on February 20, 2018, (ii) $0.56 per common unit in respect of the third quarter of 2017, which was paid in November 2017, (iii) $0.42 per common unit in respect of the second quarter of 2017, which was paid in August 2017, and (iv) $0.10 per common unit in respect of the first quarter of 2017, which was paid in May 2017. Distributions to common unitholders paid during the calendar year ended December 31, 2017 were $118.1 million, representing the distributions paid in February 2017 of $0.16 per common unit with respect to the fourth quarter of 2016, $0.10 per common unit with respect to the first quarter of 2017, $0.42 per common unit with respect to the second quarter of 2017, and $0.56 per common unit with respect to the third quarter of 2017.
With respect to distribution year 2016, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $131.1 million, or $1.55 per common unit, consisting of (i) $0.16 per common unit in respect of the fourth quarter of 2016, which was paid in February 2017, (ii) $0.50 per common unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016. Distributions to common unitholders paid during the calendar year ended December 31, 2016 were $140.9 million, representing the distributions paid in March 2016 of $0.29 per common unit with respect to the fourth quarter of 2015, $0.26 per common unit with respect to the first quarter of 2016, $0.63 per common unit with respect to the second quarter of 2016, and $0.50 per common unit with respect to the third quarter of 2016.
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
Carlyle Holdings Units Distributions. With respect to distribution year 2017, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $334.2 million, or $1.41 per Carlyle Holdings unit, consisting of (i) $0.33 per Carlyle Holdings unit in respect of the fourth quarter of 2017, which is payable on February 26, 2018 to Carlyle Holdings unitholders of record on February 20, 2018, (ii) $0.56 per Carlyle Holdings unit in respect of the third quarter of 2017, which was paid in November 2017, (iii) $0.42 per Carlyle Holdings unit in respect of the second quarter of 2017, which was paid in August 2017, and (iv) $0.10 per Carlyle Holdings unit in respect of the first quarter of 2017, which was paid in May 2017.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2017 were $295.6 million, representing the distributions paid in February 2017 of $0.16 per Carlyle Holdings unit with respect to the fourth quarter of 2016, $0.10 per Carlyle Holdings unit with respect to the first quarter of 2017, $0.42 per Carlyle Holdings unit with respect to the second quarter of 2017, and $0.56 per Carlyle Holdings unit with respect to the third quarter of 2017.
With respect to distribution year 2016, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $376.2 million, or $1.55 per Carlyle Holdings unit, consisting of (i) $0.16 per Carlyle Holdings unit in respect of the fourth quarter of 2016, which was paid in February 2017, (ii) $0.50 per Carlyle Holdings unit in respect of the third quarter of 2016, which was paid in November 2016, (iii) $0.63 per Carlyle Holdings unit in respect of the second quarter of 2016, which was paid in August 2016, and (iv) $0.26 per Carlyle Holdings unit in respect of the first quarter of 2016, which was paid in May 2016.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2016 were $422.6 million, representing the distributions paid in March 2016 of $0.35 per Carlyle Holdings unit with respect to the fourth quarter of 2015, $0.26 per Carlyle Holdings unit with respect to the first quarter of 2016, $0.63 per Carlyle Holdings unit with respect to the second quarter of 2016, and $0.50 per Carlyle Holdings unit with respect to the third quarter of 2016.
With respect to distribution year 2015, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $530.1 million, or $2.17 per Carlyle Holdings unit, consisting of (i) $0.35 per Carlyle Holdings unit in respect of the fourth quarter of 2015, which was paid in March 2016, (ii) $0.60 per Carlyle Holdings unit in respect of the third quarter of 2015, which was paid in November 2015, (iii) $0.89 per Carlyle Holdings unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per Carlyle Holdings unit in respect of the first quarter of 2015, which was paid in May 2015.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2015 were $848.5 million, representing the distributions paid in March 2015 of $1.61 per Carlyle Holdings unit with respect to the fourth quarter of 2014, $0.33 per Carlyle Holdings unit with respect to the first quarter of 2015, $0.89 per Carlyle Holdings unit with respect to the second quarter of 2015, and $0.60 per Carlyle Holdings unit with respect to the third quarter of 2015.
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
Fund commitments. Generally, we intend to have Carlyle commit to fund approximately 0.75% to 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our U.S. and European CLO vehicles will comply with the risk retention rules as discussed in “U.S. Risk Retention Rules” later in this section.

Since our inception through December 31, 2017, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2017, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Corporate Private Equity	$2,354.2
Real Assets	812.0
Global Credit	526.0
Investment Solutions	146.5
Total	$3,838.7

A substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.8 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of December 31, 2017 consist of the following (Dollars in millions):

Investments	$1,624.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(363.7)
Less: Strategic equity method investments in NGP Management	(397.7)
Less: Investment in NGP accrued performance fees	(143.2)
Investments excluding non-controlling interests and NGP	719.7
Plus: investments in Consolidated Funds, eliminated in consolidation	219.9
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$939.6
Of the $939.6 million of total investments attributable to Carlyle Holdings, approximately $275 million are financed with loans (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the year ended December 31, 2017, we have paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $59.1 million to repurchase and retire 3,695,889 units.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(7.1)	$(300.6)	$3,902.8
Net cash used in investing activities	(49.5)	(20.1)	(21.5)
Net cash provided by (used in) financing activities	318.6	15.3	(4,011.2)
Effect of foreign exchange rate change	67.2	(15.2)	(120.6)
Net change in cash and cash equivalents	$329.2	$(320.6)	$(250.5)
Net Cash Provided by (used in) Operating Activities. Net cash provided by (used in) operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance fees, the related non-cash performance fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the years ended December 31, 2017, 2016 and 2015, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $2.2 billion, $2.2 billion, and $2.7 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative, and other expenses of approximately $1.6 billion, $1.8 billion, and $1.9 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2017, investment proceeds were $467.5 million while investment purchases were $888.5 million. During the year ended December 31, 2016, investment proceeds were $299.5 million while investment purchases were $368.2 million. During the year ended December 31, 2015, investment proceeds were $313.0 million while investment purchases were $91.9 million.
The net cash used in operating activities for the year ended December 31, 2017 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2017, proceeds from the sales and settlements of investments by the Consolidated Funds were $2,649.3 million, while purchases of investments by the Consolidated Funds were $2,875.0 million. For the year ended December 31, 2016, proceeds from the sales and settlements of investments by the Consolidated Funds were $1,282.9 million, while purchases of investments by the Consolidated Funds were $2,739.4 million. For the year ended December 31, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,653.6 million, while purchases of investments by the Consolidated Funds were $10,472.1 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the year ended December 31, 2017, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $34.0 million, $25.4 million and $62.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Net Cash Used in Financing Activities. Financing activities are a net source of cash in 2017 and 2016 and a net use of cash in 2015. In 2017, we received net proceeds of $387.5 million from the issuance of preferred units. In 2016, we paid $58.9 million to repurchase 3.7 million units under our unit repurchase program. In June 2015, the Partnership received net proceeds from the issuance of 7,000,000 common units of $209.9 million. The Partnership used these net proceeds to acquire 7,000,000 Carlyle Holdings partnership units from the other limited partners of the Carlyle Holdings partnerships.
Distributions to our common unitholders were $118.1 million, $140.9 million, and $251.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $295.6 million, $422.6 million, and $848.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net (payments) borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2017, 2016 and 2015 were $147.2 million, $594.2 million, and $734.3 million, respectively. For the years ended December 31, 2017, 2016 and 2015, contributions from non-controlling interest holders were $119.2 million, $113.0 million, and $2,376.6 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2017, 2016 and 2015, distributions to non-controlling interest holders were $118.0 million, $109.4 million, and $5,267.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Balance Sheet

Total assets were $12.3 billion at December 31, 2017, an increase of $2.3 billion from December 31, 2016. The increase in total assets was primarily attributable to increases in accrued performance fees, investments in consolidated funds, investments, and cash and cash equivalents of $1,189.5 million, $640.6 million, $517.3 million, and $329.2 million, respectively. These increases were partially offset by a decrease in cash and cash equivalents held at Consolidated Funds of $383.9 million and the deconsolidation in 2017 of the total assets of the real estate VIE of $176.9 million. Cash and cash equivalents, including corporate treasury investments, were approximately $1.4 billion at December 31, 2017, an increase of $0.5 billion from December 31, 2016.
Total liabilities were $9.3 billion at December 31, 2017, an increase of $0.8 billion from December 31, 2016. The increase in liabilities was primarily attributable to increases in accrued compensation and benefits, loans payable of consolidated funds, and debt obligations of $560.8 million, $437.5 million, and $308.4 million, respectively. These increases were partially offset by decreases in other liabilities of Consolidated Funds and the deconsolidation in 2017 of the liabilities of the real estate VIE of $214.9 million and $203.9 million, respectively.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2017, our total assets were $7.5 billion, including cash and cash equivalents and corporate treasury investments totaling $1.4 billion and net accrued performance fees of $1.7 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2017 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$20.2	$52.0	$114.6	$1,388.7	$1,575.5
Interest payable(b)	69.1	135.4	125.9	727.5	1,057.9
Contingent cash and other consideration(c)	83.3	13.6	—	—	96.9
Operating lease obligations(d)	47.9	97.3	85.1	295.7	526.0
Capital commitments to Carlyle funds(e)	3,838.7	—	—	—	3,838.7
Tax receivable agreement payments(f)	1.3	—	13.1	79.6	94.0
Loans payable of Consolidated Funds(g)	89.2	178.6	178.4	4,867.1	5,313.3
Unfunded commitments of the CLOs(h)	4.3	—	—	—	4.3
Consolidated contractual obligations	4,154.0	476.9	517.1	7,358.6	12,506.6
Loans payable of Consolidated Funds(g)	(89.2)	(178.6)	(178.4)	(4,867.1)	(5,313.3)
Capital commitments to Carlyle funds(e)	(3,378.3)	—	—	—	(3,378.3)
Unfunded commitments of the CLOs(h)	(4.3)	—	—	—	(4.3)
Carlyle Operating Entities contractual obligations	$682.2	$298.3	$338.7	$2,491.5	$3,810.7

(a)
The table above assumes that no prepayments are made on the CLO term loans, promissory notes or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. See Note 7 to the consolidated financial statements for the various maturity dates of the CLO term loans, promissory notes and senior notes.

(b)
The interest rate on the debt obligations as of December 31, 2017 consist of: 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.60% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 3.29% for our CLO term loans, approximately 4.19% on $108.8 million of the NGP promissory note and approximately 3.36% on $53.9 million of our settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions, strategic investment in NGP Management, payments related to the acquisition of secondary interests in Carlyle funds and other obligations.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2018 through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.8 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

(f)
Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below. Further, the amount and timing of payments is subject to change as the Partnership continues to analyze the 2017 Tax Reform Act (see Note 11 for more information about the Tax Reform Act).

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2017, at spreads to market rates pursuant to the debt agreements, and range from 0.74% to 8.96%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $12.3 million at December 31, 2017 as we are unable to estimate when such amounts may be paid.

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

On February 9, 2018, the U.S. Court of Appeals for the District of Columbia ruled that the U.S. Risk Retention Rules do not apply to managers of open-market CLOs - CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale. The agencies have 45 days from the date of the decision to petition the U.S. Court of Appeals for an en banc review, during which time the rule will remain effective. If such petition is not made, or if such petition is made but denied, the U.S. Court of Appeals' ruling will become effective 7 days later with retroactive effect on all existing open-market CLOs. We are in the process of reviewing this decision and its ultimate impact on our business.

For additional information related to the U.S. Risk Retention Rules, see “-Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A.
Guarantees
See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the estimate above or recorded in our consolidated financial statements as of December 31, 2017.

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
Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund's cumulative returns are in excess of the preferred return and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds' investment values decline below certain levels. When the fair value of a fund's investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed.
See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
Carlyle Common Units and Carlyle Holdings Partnership Units
Rollforwards of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units for the years ended December 31, 2017 and 2016 are as follows:

	Units as of December 31, 2016	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of December 31, 2017
The Carlyle Group L.P. common units	84,610,951	8,907,265	—	6,596,624	(14,190)	100,100,650
Carlyle Holdings partnership units	241,847,796	—	(437,314)	(6,596,624)	—	234,813,858
Total	326,458,747	8,907,265	(437,314)	—	(14,190)	334,914,508

	Units as of December 31, 2015	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of December 31, 2016
The Carlyle Group L.P. common units	80,408,702	6,860,931	—	923,017	(3,581,699)	84,610,951
Carlyle Holdings partnership units	243,619,604	—	(748,791)	(923,017)	(100,000)	241,847,796
Total	324,028,306	6,860,931	(748,791)	—	(3,681,699)	326,458,747
The Carlyle Group L.P. common units issued during the period from December 31, 2016 through December 31, 2017 relate to the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2017. Further, The Carlyle Group L.P. common units in the table above includes 7,782 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2016 through December 31, 2017 primarily relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Beginning with the second quarter of 2017, senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During 2017, senior Carlyle professionals exchanged approximately 6.4 million of their Carlyle Holdings partnership units for common units.

The Carlyle Group L.P. common units repurchased during the period from December 31, 2016 through December 31, 2017 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.

The total units as of December 31, 2017 as shown above exclude approximately 0.4 million common units in connection with the vesting of deferred restricted common units subsequent to December 31, 2017 that will participate in the unitholder distribution that will be paid in February 2018.

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

The total units as of December 31, 2016 as shown above exclude approximately 1.1 million common units in connection with the vesting of deferred restricted common units subsequent to December 31, 2016 that participated in the unitholder distribution that was paid in March 2017 and include 11,490 common units repurchased that were pending settlement as of December 31, 2016.

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
While carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2017, all of the investments held by the Partnership's funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable.
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
The Partnership has approximately $170 million of deferred tax assets as of December 31, 2017. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets. On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of the reduction of the federal corporate income tax rate, the Partnership revalued its deferred tax assets and liabilities as of December 31, 2017 using the newly enacted rate. The revaluation resulted in the recognition of additional provision for income taxes of approximately $113.0 million. In addition, the Partnership's tax receivable agreement liability was reduced by approximately $71.5 million due to the reduction in the federal corporate income tax rate.
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
In determining the aggregate fair value of any award grants, we make judgments, among others, as to the grant-date fair value and, until January 1, 2017, estimated forfeiture rates. Each of these elements, particularly the forfeiture assumptions used in valuing our equity awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. The Partnership adopted ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Upon adoption, the Partnership elected to recognize equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction is compensation expense is determined based on the specific awards forfeited during that period.
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
Effect on Fund Management Fees
Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our carry funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. The proportion of our management fees that are based on NAV, primarily hedge funds, is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. In 2016, we conducted a review of our Global Credit segment in order to realign and reorganize certain of the segment's operations. As a result, we have exited our hedge fund business (ESG in 2016 and Claren Road in January 2017) and, as a result of settlements reached during 2017 with investors in two commodities investment vehicles managed by Vermillion, we have completed the exit of the commodities investment advisory business and other hedge fund investment advisory businesses that we had acquired from 2010 to 2014. Therefore, for the year ended December 31, 2017, an immaterial amount of our fund management fees were based on the NAV of the applicable funds.
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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2017 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$734.7	$(602.8)
Real Assets	265.1	(387.4)
Global Credit	22.1	(17.4)
Investment Solutions	131.4	(91.3)
Total	$1,153.3	$(1,098.9)
The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2017 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$723.0	$(591.4)
Real Assets	212.5	(351.5)
Global Credit	17.9	(17.0)
Investment Solutions	107.0	(88.4)
Total	$1,060.4	$(1,048.3)
The effect of the variability in performance fee revenue would be in part offset by performance fee related compensation. See also related disclosure in “Segment Analysis.”

Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP:

	Remaining Fair Value	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$42,637	93%
Real Assets	$26,376	86%
Global Credit (1)	$26,365	98%
Investment Solutions	$30,157	97%

(1)
Comprised of approximately $20.2 billion (100% Level III Investments) in our structured credit/other structured products funds, $3.9 billion (87% Level III Investments) in our carry funds, and $2.3 billion (95% Level III Investments) in our business development companies.

Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2017, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $84.2 million, (b) performance fees would decrease by $48.4 million and (c) investment income would increase by $6.7 million.
Interest Rate Risk
We have obligations under our term loan facility, CLO term loans, and promissory notes that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.
The term loan under our senior credit facility incurs interest at LIBOR plus an applicate rate. The CLO term loans incur interest at EURIBOR or LIBOR plus an applicable rate. The promissory notes incur interest at the three month LIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2017, we estimate that interest expense relating to variable rates would increase by approximately $1.7 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Unitholders of The Carlyle Group L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Adoption of ASU No. 2015-02
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its evaluation of whether to consolidate certain types of legal entities in 2016 due to the adoption of ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2002.
Tysons, VA
February 15, 2018

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Unitholders of The Carlyle Group L.P.
Opinion on Internal Control over Financial Reporting
We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group L.P. (the “Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, VA
February 15, 2018

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,000.1	$670.9
Cash and cash equivalents held at Consolidated Funds	377.6	761.5
Restricted cash	28.7	13.1
Corporate treasury investments	376.3	190.2
Accrued performance fees	3,670.6	2,481.1
Investments	1,624.3	1,107.0
Investments of Consolidated Funds	4,534.3	3,893.7
Due from affiliates and other receivables, net	257.1	227.2
Due from affiliates and other receivables of Consolidated Funds, net	50.8	29.5
Receivables and inventory of a real estate VIE	—	145.4
Fixed assets, net	100.4	106.1
Deposits and other	54.1	39.4
Other assets of a real estate VIE	—	31.5
Intangible assets, net	35.9	42.0
Deferred tax assets	170.4	234.4
Total assets	$12,280.6	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,573.6	$1,265.2
Loans payable of Consolidated Funds	4,303.8	3,866.3
Loans payable of a real estate VIE at fair value (principal amount of $144.4 million as of December 31, 2016)	—	79.4
Accounts payable, accrued expenses and other liabilities	355.1	369.8
Accrued compensation and benefits	2,222.6	1,661.8
Due to affiliates	229.9	223.6
Deferred revenue	82.1	54.0
Deferred tax liabilities	75.6	76.6
Other liabilities of Consolidated Funds	422.1	637.0
Other liabilities of a real estate VIE	—	124.5
Accrued giveback obligations	66.8	160.8
Total liabilities	9,331.6	8,519.0
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of December 31, 2017)	387.5	—
Partners’ capital (common units, 100,100,650 and 84,610,951 issued and outstanding as of December 31, 2017 and 2016, respectively)	701.8	403.1
Accumulated other comprehensive loss	(72.7)	(95.2)
Non-controlling interests in consolidated entities	404.7	277.8
Non-controlling interests in Carlyle Holdings	1,527.7	868.3
Total partners’ capital	2,949.0	1,454.0
Total liabilities and partners’ capital	$12,280.6	$9,973.0
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Fund management fees	$1,026.9	$1,076.1	$1,085.2
Performance fees
Realized	1,097.3	1,129.5	1,441.9
Unrealized	996.6	(377.7)	(617.0)
Total performance fees	2,093.9	751.8	824.9
Investment income (loss)
Realized	70.4	112.9	32.9
Unrealized	161.6	47.6	(17.7)
Total investment income (loss)	232.0	160.5	15.2
Interest and other income	36.7	23.9	18.6
Interest and other income of Consolidated Funds	177.7	166.9	975.5
Revenue of a real estate VIE	109.0	95.1	86.8
Total revenues	3,676.2	2,274.3	3,006.2
Expenses
Compensation and benefits
Base compensation	652.7	647.1	632.2
Equity-based compensation	320.3	334.6	378.0
Performance fee related
Realized	520.7	580.5	650.5
Unrealized	467.6	(227.4)	(139.6)
Total compensation and benefits	1,961.3	1,334.8	1,521.1
General, administrative and other expenses	276.8	521.1	712.8
Interest	65.5	61.3	58.0
Interest and other expenses of Consolidated Funds	197.6	128.5	1,039.3
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	207.6	144.6
Other non-operating income	(71.4)	(11.2)	(7.4)
Total expenses	2,632.3	2,242.1	3,468.4
Other income
Net investment gains of Consolidated Funds	88.4	13.1	864.4
Income before provision for income taxes	1,132.3	45.3	402.2
Provision for income taxes	124.9	30.0	2.1
Net income	1,007.4	15.3	400.1
Net income attributable to non-controlling interests in consolidated entities	72.5	41.0	537.9
Net income (loss) attributable to Carlyle Holdings	934.9	(25.7)	(137.8)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	690.8	(32.1)	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	244.1	6.4	(18.4)
Net income attributable to Series A Preferred Unitholders	6.0	—	—
Net income (loss) attributable to The Carlyle Group L.P. Common Unitholders	$238.1	$6.4	$(18.4)
Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 13)
Basic	$2.58	$0.08	$(0.24)
Diluted	$2.38	$(0.08)	$(0.30)
Weighted-average common units
Basic	92,136,959	82,714,178	74,523,935
Diluted	100,082,548	308,522,990	298,739,382
Distributions declared per common unit	$1.24	$1.68	$3.39
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,007.4	$15.3	$400.1
Other comprehensive income (loss)
Foreign currency translation adjustments	95.8	(54.6)	(801.0)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	—	1.9	2.3
Defined benefit plans
Unrealized gain (loss) for the period	(0.8)	(6.8)	4.1
Reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	1.2	—	0.3
Other comprehensive gain (loss)	96.2	(59.5)	(794.3)
Comprehensive income (loss)	1,103.6	(44.2)	(394.2)
Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	—	—	63.7
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(108.1)	10.7	(143.8)
Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	—	(0.2)	185.4
Comprehensive income (loss) attributable to Carlyle Holdings	995.5	(33.7)	(288.9)
Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	(734.3)	39.5	239.1
Comprehensive income (loss) attributable to The Carlyle Group L.P.	$261.2	$5.8	$(49.8)
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2014	67.8	—	$566.0	$(39.0)	$184.5	$6,446.4	$1,936.6	$9,094.5	$3,761.5
Reallocation of ownership interests in Carlyle Holdings	0.1	—	34.5	(12.6)	—	—	(21.9)	—	—
Exchange of units in public offering, net of issuance costs	7.0	—	52.5	(7.1)	—	—	(45.4)	—	—
Issuance of common units related to acquisitions	0.1	—	0.5	—	—	—	1.8	2.3	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	5.5	—	—	—	—	5.5	—
Equity-based compensation	—	—	92.8	—	—	—	283.2	376.0	—
Net delivery of vested common units	5.4	—	3.5	—	—	—	0.5	4.0	—
Contributions	—	—	—	—	—	1,090.5	—	1,090.5	1,286.1
Distributions	—	—	(251.0)	—	—	(3,230.8)	(848.5)	(4,330.3)	(2,036.2)
Initial consolidation of a Consolidated Fund	—	—	—	—	—	43.9	—	43.9	19.9
Net income (loss)	—	—	(18.4)	—	(54.4)	777.7	(119.4)	585.5	(185.4)
Currency translation adjustments	—	—	—	(32.9)	(9.3)	(633.9)	(124.9)	(801.0)	—
Defined benefit plans, net	—	—	—	1.0	—	—	3.4	4.4	—
Change in fair value of cash flow hedge instruments	—	—	—	0.5	—	—	1.8	2.3	—
Balance at December 31, 2015	80.4	—	485.9	(90.1)	120.8	4,493.8	1,067.2	6,077.6	2,845.9
Reallocation of ownership interests in Carlyle Holdings	0.9	—	18.1	(4.5)	—	—	(13.6)	—	—
Units repurchased	(3.6)	—	(57.4)	—	—	—	(1.5)	(58.9)	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.4	—	—	—	—	0.4	—
Equity-based compensation	—	—	97.4	—	—	—	278.8	376.2	—
Net delivery of vested common units	6.9	—	(6.2)	—	—	—	(0.5)	(6.7)	—
Contributions	—	—	—	—	—	119.3	—	119.3	—
Distributions	—	—	(140.9)	—	—	(107.9)	(422.6)	(671.4)	(1.5)
Deconsolidation of ESG	—	—	(0.6)	—	—	(5.6)	—	(6.2)	(6.3)
Deconsolidation of Consolidated Funds upon adoption of ASU 2015-02 and the impact of adoption of ASU 2014-13 (see Note 2)	—	—	—	—	(120.8)	(4,211.1)	—	(4,331.9)	(2,838.3)
Net income (loss)	—	—	6.4	—	—	40.8	(32.1)	15.1	0.2
Currency translation adjustments	—	—	—	0.7	—	(51.5)	(3.8)	(54.6)	—
Defined benefit plans, net	—	—	—	(1.8)	—	—	(5.0)	(6.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	0.5	—	—	1.4	1.9	—
Balance at December 31, 2016	84.6	—	403.1	(95.2)	$—	277.8	868.3	1,454.0	—
Reallocation of ownership interests in Carlyle Holdings	—	—	33.1	(8.3)	—	—	(24.8)	—	—
Exchange of Carlyle Holdings units for common units	6.6	—	41.0	(6.5)	—	—	(34.5)	—	—
Units repurchased	—	—	(0.2)	—	—	—	—	(0.2)	—
Equity issued in connection with preferred units	—	387.5	—	—	—	—	—	387.5	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	8.0	—	—	—	—	8.0	—
Equity-based compensation	—	—	104.3	—	—	—	254.3	358.6	—
Net delivery of vested common units	8.9	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	119.2	—	119.2	—
Distributions	—	(6.0)	(118.1)	—	—	(118.0)	(295.6)	(537.7)	—
Net income	—	6.0	238.1	—	—	72.5	690.8	1,007.4	—
Deconsolidation of a consolidated entity	—	—	(4.3)	20.2	—	17.6	38.7	72.2	—
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(3.2)	—	—	—	(13.0)	(16.2)	—
Currency translation adjustments	—	—	—	17.0	—	35.6	43.2	95.8	—
Defined benefit plans, net	—	—	—	0.1	—	—	0.3	0.4	—
Balance at December 31, 2017	100.1	$387.5	$701.8	$(72.7)	$—	$404.7	$1,527.7	$2,949.0	$—

See accompanying notes.

The Carlyle Group L.P.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$1,007.4	$15.3	$400.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and impairment	41.3	72.0	322.8
Equity-based compensation	320.3	334.6	378.0
Excess tax benefits related to equity-based compensation	—	—	(4.0)
Non-cash performance fees	(626.8)	199.6	455.1
Other non-cash amounts	(74.6)	(41.7)	12.7
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(27.0)	(51.7)	(458.7)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(61.4)	40.5	(436.5)
Purchases of investments by Consolidated Funds	(2,875.0)	(2,739.4)	(10,472.1)
Proceeds from sale and settlements of investments by Consolidated Funds	2,649.3	1,282.9	11,653.6
Non-cash interest (income) loss, net	(5.3)	(5.5)	3.3
Change in cash and cash equivalents held at Consolidated Funds	383.9	513.7	1,281.8
Change in other receivables held at Consolidated Funds	(16.7)	1.1	534.6
Change in other liabilities held at Consolidated Funds	(266.1)	268.9	48.0
Other non-cash amounts of Consolidated Funds	—	(17.5)	—
Investment income	(227.1)	(154.6)	(0.5)
Purchases of investments	(888.5)	(368.2)	(91.9)
Proceeds from the sale of investments	467.5	299.5	313.0
Payments of contingent consideration	(22.6)	(82.6)	(17.8)
Deconsolidation of Claren Road (see Note 9)	(23.3)	—	—
Deconsolidation of Urbplan (see Note 15)	14.0	—	—
Deconsolidation of ESG	—	(34.5)	—
Changes in deferred taxes, net	93.4	(4.4)	(31.4)
Change in due from affiliates and other receivables	0.3	(10.9)	(1.4)
Change in receivables and inventory of a real estate VIE	(14.5)	29.0	(57.5)
Change in deposits and other	(2.0)	5.1	(10.8)
Change in other assets of a real estate VIE	1.6	41.2	(17.4)
Change in accounts payable, accrued expenses and other liabilities	50.5	66.6	62.5
Change in accrued compensation and benefits	(13.7)	6.5	(35.3)
Change in due to affiliates	35.7	(19.3)	21.0
Change in other liabilities of a real estate VIE	47.9	34.3	101.6
Change in deferred revenue	24.4	18.9	(50.0)
Net cash provided by (used in) operating activities	(7.1)	(300.6)	3,902.8
Cash flows from investing activities
Change in restricted cash	(15.5)	5.3	40.8
Purchases of fixed assets, net	(34.0)	(25.4)	(62.3)
Net cash used in investing activities	(49.5)	(20.1)	(21.5)
Cash flows from financing activities
Borrowings under credit facility	250.0	—	—
Repayments under credit facility	(250.0)	—	—
Proceeds from debt obligations	265.6	20.6	—
Payments on debt obligations	(21.7)	(9.0)	—
Net payments on loans payable of a real estate VIE	(14.3)	(34.5)	(65.3)
Net borrowings on loans payable of Consolidated Funds	147.2	594.2	734.3
Payments of contingent consideration	(0.6)	(3.3)	(8.1)
Distributions to common unitholders	(118.1)	(140.9)	(251.0)
Distributions to preferred unitholders	(6.0)	—	—
Distributions to non-controlling interest holders in Carlyle Holdings	(295.6)	(422.6)	(848.5)
Net proceeds from issuance of common units, net of offering costs	—	—	209.9
Proceeds from issuance of preferred units, net of offering costs and expenses	387.5	—	—
Excess tax benefits related to equity-based compensation	—	—	4.0
Contributions from non-controlling interest holders	119.2	113.0	2,376.6
Distributions to non-controlling interest holders	(118.0)	(109.4)	(5,267.0)
Acquisition of non-controlling interests in Carlyle Holdings	—	—	(209.9)
Common units repurchased	(0.2)	(58.9)	—
Change in due to/from affiliates financing activities	(26.4)	66.1	(62.7)
Change in due to/from affiliates and other receivables of Consolidated Funds	—	—	(623.5)
Net cash provided by (used in) financing activities	318.6	15.3	(4,011.2)
Effect of foreign exchange rate changes	67.2	(15.2)	(120.6)
Increase (Decrease) in cash and cash equivalents	329.2	(320.6)	(250.5)
Cash and cash equivalents, beginning of period	670.9	991.5	1,242.0
Cash and cash equivalents, end of period	$1,000.1	$670.9	$991.5
Supplemental cash disclosures
Cash paid for interest	$59.5	$59.0	$56.0
Cash paid for income taxes	$24.8	$35.1	$41.6
Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$24.8	$13.6	$21.9
Initial consolidation of Consolidated Funds	$—	$—	$63.8
Net asset impact of deconsolidation of Consolidated Funds	$—	$(7,170.2)	$—
Non-cash contributions from non-controlling interest holders	$—	$6.3	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$38.7	$3.0	$59.6
Deferred tax liability	$—	$—	$2.6
Tax receivable agreement liability	$30.7	$2.6	$51.5
Total partners’ capital	$8.0	$0.4	$5.5

See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

1.    Organization and Basis of Presentation
The Carlyle Group L.P., together with its consolidated subsidiaries is one of the world’s largest global alternative asset management firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities. The Carlyle Group L.P. is a Delaware limited partnership formed on July 18, 2011, which is managed and operated by its general partner, Carlyle Group Management L.L.C., which is in turn wholly-owned and controlled by Carlyle’s founders and other senior Carlyle professionals. Except as otherwise indicated by the context, references to the “Partnership” or “Carlyle” refer to The Carlyle Group L.P., together with its consolidated subsidiaries.
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Credit (formerly known as Global Market Strategies) and Investment Solutions (see Note 16).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The accounts of the real estate development company were deconsolidated during 2017 (see Note 15). The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 2).

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
As of December 31, 2017, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $5.0 billion and $4.8 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of December 31, 2017, the Partnership held $220.6 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

	As of December 31,
	2017	2016
	(Dollars in millions)
Investments	$975.3	$664.2
Due from affiliates, net	0.1	1.8
Maximum Exposure to Loss	$975.4	$666.0
Additionally, as of December 31, 2017, the Partnership had $62.0 million and $11.7 million recognized in the consolidated balance sheet related to performance fee and management fee arrangements, respectively, related to the unconsolidated VIEs.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund's investment period based on limited partners' capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.3% to 0.6% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.5% of gross assets, excluding cash and cash equivalents.
Management fees for the Partnership's private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments, or (iii) the contributions for unrealized investments; however, certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $43.6 million, $47.8 million and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.

Performance Fees
Performance fees consist principally of the performance-based capital allocation from fund limited partners to the Partnership (commonly known as "carried interest").
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, the Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, and external co-investment vehicles, or approximately 2% to 10% for most of the recent Investment Solutions carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2017 and 2016, the Partnership has recognized $66.8 million and $160.8 million, respectively, for giveback obligations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership is also entitled to receive performance fees pursuant to management contracts from certain of its Global Credit funds when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying consolidated statements of operations.
Investment Income (Loss)
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments and other principal investments, including CLOs. Equity method investment income (loss) includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee, as it relates to its investment in NGP (see Note 5). Investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $167.3 million, $140.4 million and $873.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

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
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses, except to the extent they are recognized as part of our equity method earnings because they are issued to employees of our equity method investees. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to non-employees who are not directors is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2017 and 2016, the Partnership had recorded a liability of $1.9 billion and $1.3 billion, respectively, related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements.
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
The Partnership accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. For instance, in December 2017, new corporate federal income tax rates were enacted, which impacted the Partnership's deferred tax assets and liabilities. See Note 11 for more information on the newly enacted corporate federal income tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is more likely than not that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Restricted Cash
Restricted cash primarily represents cash held by the Partnership's foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Currency translation adjustments	$(68.8)	$(91.7)
Unrealized losses on defined benefit plans	(3.9)	(3.5)
Total	$(72.7)	$(95.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $(3.9) million, $(26.3) million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. The guidance is effective for the Partnership on January 1, 2018 and ASU 2016-18 requires the guidance to be applied using a retrospective transition method. Early adoption is permitted; however, the Partnership will reflect this change in presentation of restricted cash in its first quarter 2018 consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of several discrete cash flow issues, including the treatment of cash distributions from equity method investments. The guidance is effective for the Partnership on January 1, 2018 and ASU 2016-15 requires the guidance to be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments for all of the topics are adopted in the same period. The Partnership does not expect the impact of this guidance to its consolidated statements of cash flows to be material.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. Early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance, however, the Partnership's total assets and total liabilities on its consolidated balance sheet will increase upon adoption of this guidance.
The FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Partnership beginning on January 1, 2018, and the Partnership adopted this guidance on that date.
Upon adoption of ASU 2014-9, performance fees that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprised over 90% of the Partnership's performance fee revenues for each of the years ended December 31, 2017, 2016 and 2015) will be accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASU 2014-9. In accordance with ASC 323, the Partnership will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements. The Partnership will apply this change in accounting on a full retrospective basis. This change in accounting will result in a reclassification from performance fee revenues to investment income (losses).
The Partnership is currently in the process of implementing ASU 2014-9 and its related amendments. The Partnership does not expect significant changes to our historical pattern of recognizing revenue for management fees and performance fees (both for arrangements within the scope of ASC 323 and arrangements within the scope of ASU 2014-9). Additionally, while the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the Partnership expects that the customer will generally be the investment fund for our significant management and advisory contracts. Also, certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our consolidated statements of operations will be presented gross beginning January 1, 2018. Finally, the Partnership will apply the modified retrospective method for adopting ASU 2014-9 and its related amendments.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2017:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$7.9	$7.9
Bonds	—	—	413.4	413.4
Loans	—	—	4,112.7	4,112.7
Other	—	—	0.3	0.3
	—	—	4,534.3	4,534.3
Investments in CLOs and other	—	—	405.4	405.4
Corporate treasury investments
Bonds	—	194.1	—	194.1
Commercial paper and other	—	182.2	—	182.2
	—	376.3	—	376.3
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$376.7	$4,939.7	$5,316.4
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,303.8	$4,303.8
Contingent consideration	—	—	1.0	1.0
Foreign currency forward contracts	—	1.2	—	1.2
Total	$—	$1.2	$4,304.8	$4,306.0

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.3	$10.3
Bonds	—	—	396.4	396.4
Loans	—	—	3,485.6	3,485.6
Other	—	—	1.4	1.4
	—	—	3,893.7	3,893.7
Investments in CLOs and other	—	—	152.6	152.6
Corporate treasury investments
Bonds	—	91.3	—	91.3
Commercial paper and other	—	98.9	—	98.9
	—	190.2	—	190.2
Foreign currency forward contracts	—	2.5	—	2.5
Total	$—	$192.7	$4,046.3	$4,239.0
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,866.3	$3,866.3
Contingent consideration	—	—	1.5	1.5
Loans payable of a real estate VIE	—	—	79.4	79.4
Foreign currency forward contracts	—	10.0	—	10.0
Total	$—	$10.0	$3,947.2	$3,957.2

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

There were no transfers from Level II to Level I during the year ended December 31, 2017 and 2016.
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-executive chairman of the board, chairman emeritus, co-chief executive officers, chief risk officer, chief financial officer, chief accounting officer, co-chief investment officer, the business segment heads, and observed by the chief compliance officer, the director of internal audit and the Partnership’s audit committee. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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
The Partnership measures the CLO loan payables held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership. The Partnership continues to measure the CLO loans payable that it holds at fair value based on both discounted cash flow analyses and third party quotes, as described above.
Loans Payable of a Real Estate VIE – Prior to September 30, 2017, the Partnership elected the fair value option to measure the loans payable of a real estate VIE at fair value. The fair values of the loans were primarily based on discounted cash flow analyses, which considered the liquidity and current financial condition of the real estate VIE. These loans were classified as Level III.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2017
	Investments of Consolidated Funds				Investments in CLOs and other	Total
	Equity securities	Bonds	Loans	Other
Balance, beginning of period	$10.3	$396.4	$3,485.6	$1.4	$152.6	$4,046.3
Purchases	0.1	280.6	2,594.3	—	255.8	3,130.8
Sales and distributions	(27.0)	(310.9)	(1,223.9)	(3.0)	(28.2)	(1,593.0)
Settlements	—	—	(1,084.1)	—	—	(1,084.1)
Realized and unrealized gains (losses), net
Included in earnings	23.5	(7.5)	16.6	1.7	12.2	46.5
Included in other comprehensive income	1.0	54.8	324.2	0.2	13.0	393.2
Balance, end of period	$7.9	$413.4	$4,112.7	$0.3	$405.4	$4,939.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.7	$(5.0)	$18.5	$—	$11.3	$31.5

	Financial Assets Year Ended December 31, 2016
	Investments of Consolidated Funds					Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds(1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	12.2	268.8	2,446.7	12.4	—	25.9	—	2,766.0
Sales and distributions	(5.1)	(152.0)	(356.7)	—	—	(7.8)	—	(521.6)
Settlements	—	—	(771.1)	—	—	—	—	(771.1)
Realized and unrealized gains (losses), net
Included in earnings	(9.7)	4.3	52.7	2.3	1.5	29.1	—	80.2
Included in other comprehensive	(0.3)	(14.9)	(65.8)	—	(0.1)	(19.8)	—	(100.9)
Balance, end of period	$10.3	$396.4	$3,485.6	$—	$1.4	$152.6	$—	$4,046.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.5)	$2.8	$41.2	$—	$1.5	$29.1	$—	$65.1

(1)
As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, $123.8 million of investments that the Partnership held in those CLOs were no longer eliminated in consolidation and were included in investments in CLOs and other for the year ended December 31, 2016.

(2)
As a result of the retrospective adoption of ASU 2015-7, the beginning balance of Partnership and LLC interests that are measured at fair value using the NAV per share practical expedient have been revised to reflect their exclusion from the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$3,866.3	$1.5	$79.4	$3,947.2
Borrowings	2,314.3	—	—	2,314.3
Paydowns	(2,167.1)	(0.7)	(14.3)	(2,182.1)
Deconsolidation of a real estate VIE	—	—	(72.6)	(72.6)
Realized and unrealized (gains) losses, net
Included in earnings	(61.5)	0.1	3.3	(58.1)
Included in other comprehensive income	351.8	0.1	4.2	356.1
Balance, end of period	$4,303.8	$1.0	$—	$4,304.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(57.0)	$0.1	$—	$(56.9)

	Financial Liabilities Year Ended December 31, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Initial consolidation/deconsolidation of funds	(13,742.6)	(29.0)	—	—	(13,771.6)
Borrowings	1,336.7	—	—	—	1,336.7
Paydowns	(742.5)	—	(10.3)	(34.5)	(787.3)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	40.4	1.6	(9.0)	19.8	52.8
Included in other comprehensive income	(72.4)	—	—	18.7	(53.7)
Balance, end of period	$3,866.3	$—	$1.5	$79.4	$3,947.2
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$37.6	$—	$(0.1)	$19.8	$57.3

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
Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating expense (income), and such gains and losses for loans payable of a real estate VIE are included in interest and other expenses of a real estate VIE in the consolidated statement of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2017:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2017	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$5.7	Discounted Cash Flow	Discount Rates	10% - 10% (10%)

	2.2	Consensus Pricing	Indicative Quotes ($ per share)	0 - 33 (30)

Bonds	413.4	Consensus Pricing	Indicative Quotes (% of Par)	44 - 107 (98)
Loans	4,112.7	Consensus Pricing	Indicative Quotes (% of Par)	64 - 103 (100)
Other	0.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	9 - 9 (9)
	4,534.3
Investments in CLOs and other
Senior secured notes	357.2	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 9% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	98 - 104 (101)
Subordinated notes and preferred shares	48.2	Discounted Cash Flow with Consensus Pricing	Discount Rate	8% - 11% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	63 - 97 (81)
Total	$4,939.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,100.5	Other	N/A	N/A
Subordinated notes and preferred shares	26.9	Other	N/A	N/A
	176.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 11% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	79 - 93 (86)
Contingent consideration	1.0	Other	N/A	N/A
Total	$4,304.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2016:

(Dollars in millions)	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$9.6	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
			Exit Cap Rate	7% - 9% (7%)
	0.7	Consensus Pricing	Indicative Quotes ($ per share)	10 - 10 (10)

Bonds	396.4	Consensus Pricing	Indicative Quotes (% of Par)	74 - 108 (99)
Loans	3,485.6	Consensus Pricing	Indicative Quotes (% of Par)	31 - 102 (99)
Other	1.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 8 (7)
	3,893.7
Senior secured notes	115.9	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 11% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (71%)
			Indicative Quotes (% of Par)	82 - 102 (99)
Subordinated notes and preferred shares	35.4	Discounted Cash Flow with Consensus Pricing	Discount Rate	9% - 14% (12%)
			Default Rates	1% - 10% (2%)
			Recovery Rates	50% - 74% (64%)
			Indicative Quotes (% of Par)	2 - 101 (96)
Other	1.3	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)
Total	$4,046.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes(1)	3,672.5	Other	N/A	N/A
Subordinated notes and preferred shares(1)	26.9	Other	N/A	N/A
	166.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 14% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 74% (66%)
			Indicative Quotes (% of Par)	7 - 90 (68)
Loans payable of a real estate VIE	79.4	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	20% - 30% (23%)
Contingent consideration	1.5	Other	N/A	N/A
Total	$3,947.2

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of fair value of the financial assets of the CLOs and the beneficial interests held by the Partnership.

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include indicative quotes, discount rates and exit cap rates. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates and exit cap rates in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
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

4.    Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Corporate Private Equity	$2,272.4	$1,375.4
Real Assets	657.5	483.4
Global Credit	56.1	68.6
Investment Solutions	684.6	553.7
Total	$3,670.6	$2,481.1
Approximately 19% of accrued performance fees at December 31, 2017 are related to Carlyle Partners VI, one of the Partnership’s Corporate Private Equity funds.
Approximately 27% of accrued performance fees at December 31, 2016 are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 8), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Corporate Private Equity	$(8.7)	$(3.9)
Real Assets	(58.1)	(156.9)
Total	$(66.8)	$(160.8)
During the year ended December 31, 2017, the Partnership paid $98.4 million to satisfy giveback obligations related to two of its Real Assets funds. Approximately $67.1 million of these obligations was paid by current and former senior Carlyle professionals and $31.3 million by Carlyle Holdings.
During the year ended December 31, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to one of its Corporate Private Equity funds. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Performance Fees
The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Corporate Private Equity	$1,629.6	$289.6	$698.2
Global Credit	56.6	37.4	(41.0)
Real Assets	265.2	321.1	49.3
Investment Solutions	142.5	103.7	118.4
Total	$2,093.9	$751.8	$824.9
Approximately 61%, or $1,273.2 million, of performance fees for the year ended December 31, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance fees, fund management fees, and investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $335.1 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $844.5 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $381.8 million.
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

5. Investments
Investments consist of the following:

	As of December 31,
	2017	2016
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$1,218.4	$950.9
Investments in CLOs and other	405.9	156.1
Total investments	$1,624.3	$1,107.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
In consideration for these interests, the Partnership paid an aggregate of $504.6 million in cash to ECM and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM that vest ratably through 2017. In January 2016, the Partnership also paid contingent consideration to BNRI of $183.0 million, of which $63.0 million was paid in cash and $120.0 million was paid by the Partnership by issuing a promissory note due in 2022 (see Note 7). The transaction also included contingent consideration payable to ECM of up to $45.0 million in cash (of which $22.5 million was paid in March 2017 with the balance paid in January 2018), together with an additional $15.0 million in cash, which was paid in January 2018, and 597,944 Carlyle Holdings partnership units that were issued in December 2012 and substantially vested upon the amendment in March 2017. The Partnership has also agreed to issue common units on each of February 1, 2018, 2019, and 2020, with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to issue common units on an annual basis with a value not to exceed $10.0 million per year based on a prescribed formula, which will vest over a 42-month period. The Partnership has the right to purchase the remaining equity interests in NGP Management in specific remote situations designed to protect the Partnership's interest.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Management fees	$80.5	$80.7	$53.9
Performance fees	98.4	44.7	(18.5)
Investment income (loss)	12.1	9.4	(3.3)
Expenses	(54.0)	(16.0)	(15.3)
Amortization of basis differences	(8.5)	(55.2)	(56.6)
Net investment income (loss)	$128.5	$63.6	$(39.8)

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $21.3 million, $29.8 million and $85.0 million as of December 31, 2017, 2016 and 2015, respectively; these differences are amortized over a period of 10 years from the initial investment date.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of December 31,
	2017	2016
	(Dollars in millions)
Corporate Private Equity	$369.5	$282.4
Real Assets	775.1	622.8
Global Credit	23.0	20.1
Investment Solutions	50.8	25.6
Total	$1,218.4	$950.9

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Corporate Private Equity			Real Assets			Global Credit			Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Statement of operations information
Investment income	$630.8	$532.2	$380.7	$230.4	$679.5	$441.2	$267.7	$167.4	$193.6	$78.6	$107.2	$118.6	$1,207.5	$1,486.3	$1,134.1
Expenses	553.3	597.1	613.8	572.4	544.3	604.4	118.8	95.1	45.7	665.5	493.0	436.5	1,910.0	1,729.5	1,700.4
Net investment income (loss)	77.5	(64.9)	(233.1)	(342.0)	135.2	(163.2)	148.9	72.3	147.9	(586.9)	(385.8)	(317.9)	(702.5)	(243.2)	(566.3)
Net realized and unrealized gain (loss)	9,587.4	2,906.8	4,831.6	2,605.6	2,184.2	(3,047.6)	(51.5)	(504.6)	(323.1)	2,676.3	2,360.2	2,511.1	14,817.8	6,946.6	3,972.0
Net income (loss)	$9,664.9	$2,841.9	$4,598.5	$2,263.6	$2,319.4	$(3,210.8)	$97.4	$(432.3)	$(175.2)	$2,089.4	$1,974.4	$2,193.2	$14,115.3	$6,703.4	$3,405.7

	Corporate Private Equity		Real Assets		Global Credit		Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Balance sheet information
Investments	$42,129.8	$31,427.7	$24,352.0	$21,460.2	$3,873.5	$2,240.8	$16,155.4	$13,312.6	$86,510.7	$68,441.3
Total assets	$44,987.0	$33,605.0	$25,894.9	$22,666.0	$4,050.0	$2,502.5	$16,402.5	$13,476.3	$91,334.4	$72,249.8
Debt	$2,141.8	$416.2	$2,633.0	$1,552.9	$508.1	$170.4	$135.0	$96.8	$5,417.9	$2,236.3
Other liabilities	$693.2	$607.2	$239.6	$384.1	$128.7	$94.3	$379.5	$304.1	$1,441.0	$1,389.7
Total liabilities	$2,835.0	$1,023.4	$2,872.6	$1,937.0	$636.8	$264.7	$514.5	$400.9	$6,858.9	$3,626.0
Partners’ capital	$42,152.0	$32,581.6	$23,022.3	$20,729.0	$3,413.2	$2,237.8	$15,888.0	$13,075.4	$84,475.5	$68,623.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income from equity investments	$226.4	$150.6	$10.4
Income (loss) from investments in CLOs and other investments	5.6	9.6	(1.7)
Other investment income	—	0.3	6.5
Total	$232.0	$160.5	$15.2
Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Corporate Private Equity	$64.8	$51.8	$28.9
Real Assets	151.7	101.2	(18.6)
Global Credit	1.7	(3.8)	(0.9)
Investment Solutions	8.2	1.4	1.0
Total	$226.4	$150.6	$10.4
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of December 31, 2017 and 2016 primarily consisted of $405.9 million and $156.1 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2017, the Partnership formed seven new CLOs for which the Partnership is primary beneficiary of two of those CLOs. As of December 31, 2017, the total assets of these CLOs formed during the year and included in the Partnership’s consolidated financial statements were approximately $1.2 billion.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2017	2016	2017	2016
	(Dollars in millions)
United States
Assets of the CLOs:
Bonds	$36.6	$12.5	0.81%	0.32%
Equity	2.2	0.7	0.05%	0.02%
Loans	1,644.4	1,941.7	36.27%	49.87%
Total assets of the CLOs (cost of $1,661.1 and $1,958.6 at December 31, 2017 and 2016, respectively)	1,683.2	1,954.9	37.13%	50.21%
Total United States	$1,683.2	$1,954.9	37.13%	50.21%

Europe
Equity securities:
Other	5.7	$9.6	0.13%	0.25%
Total equity securities (cost of $28.1 and $97.0 at December 31, 2017 and 2016, respectively)	5.7	9.6	0.13%	0.25%
Assets of the CLOs:
Bonds	368.5	377.7	8.13%	9.70%
Loans	2,369.9	1,403.9	52.26%	36.06%
Other	0.3	1.4	—%	0.03%
Total assets of the CLOs (cost of $2,745.1 and $1,777.0 at December 31, 2017 and 2016, respectively)	2,738.7	1,783.0	60.39%	45.79%
Total Europe	$2,744.4	$1,792.6	60.52%	46.04%
Global
Assets of the CLOs:
Bonds	$8.3	$6.2	0.18%	0.16%
Loans	98.4	140.0	2.17%	3.59%
Total assets of the CLOs (cost of $107.7 and $147.9 at December 31, 2017 and 2016, respectively)	106.7	146.2	2.35%	3.75%
Total Global	$106.7	$146.2	2.35%	3.75%
Total investments of Consolidated Funds (cost of $4,542.0 and $3,980.5 at December 31, 2017 and 2016, respectively)	$4,534.3	$3,893.7	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Interest income from investments	$167.3	$140.4	$873.1
Other income	10.4	26.5	102.4
Total	$177.7	$166.9	$975.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Gains from investments of Consolidated Funds	$27.0	$51.7	$426.2
Gains (losses) from liabilities of CLOs	61.4	(40.5)	436.5
Gains on other assets of CLOs	—	1.9	1.7
Total	$88.4	$13.1	$864.4
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Realized gains (losses)	$(54.0)	$(33.4)	$1,114.7
Net change in unrealized gains (losses)	81.0	85.1	(688.5)
Total	$27.0	$51.7	$426.2

6.    Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	(Dollars in millions)
Acquired contractual rights(1)	$81.4	$74.1
Acquired trademarks(1)	1.2	1.0
Accumulated amortization	(57.8)	(43.2)
Finite-lived intangible assets, net	24.8	31.9
Goodwill(1)	11.1	10.1
Intangible assets, net	$35.9	$42.0

(1) Changes in the carrying amounts of acquired contractual rights, acquired trademarks, and goodwill are due to foreign currency translation.

As of December 31, 2017, all of the remaining finite-lived intangible assets, net, are associated with the Partnership's Investment Solutions segment.

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. These intangible assets are included in the Global Credit and Investment Solutions segments. The Partnership recorded impairment losses, primarily as a result of the redemptions received on the open-ended credit hedge funds in the Global Credit segment and with the open-ended fund of hedge funds in the Investment Solutions segment, of $186.6 million and $15.0 million, respectively, during the year ended December 31, 2015. Additionally, the Partnership recorded a $7.0 million goodwill impairment charge during the year ended December 31, 2015 as a result of the Partnership's decision to restructure the Investment Solutions segment. Finally, the Partnership recorded an additional impairment loss of $11.8 million for the year ended December 31, 2015 to reduce the carrying value of other Global Credit intangible assets to their estimated fair value.

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
Intangible asset amortization expense, excluding impairment losses, was $10.1 million, $42.5 million and $76.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.
The following table summarizes the expected amortization expense for 2018 through 2022 and thereafter (Dollars in millions):

2018	$9.8
2019	6.0
2020	6.0
2021	3.0
$24.8

7.    Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of December 31,
	2017		2016
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.8	$25.0	$24.7
CLO Term Loans (See below)	294.5	294.5	33.8	33.8
3.875% Senior Notes Due 2/01/2023	500.0	497.6	500.0	497.2
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Promissory Notes Due 7/15/2019	47.2	47.2	—	—
Total debt obligations	$1,575.5	$1,573.6	$1,267.6	$1,265.2

Senior Credit Facility
As of December 31, 2017, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of December 31, 2017, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at December 31, 2017, the interest rate was 2.60%). There was no amount outstanding under the revolving credit facility at December 31, 2017. Interest expense under the senior credit facility was not significant for the years ended December 31, 2017, 2016 and 2015. The fair value of the outstanding balances of the term loan and revolving credit facility at December 31, 2017 and 2016 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
On April 6, 2017, the Partnership borrowed $250.0 million against the $750.0 million revolving credit facility. This amount was repaid in full on June 2, 2017.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

CLO Term Loans
For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2017		Borrowing Outstanding December 31, 2016		Maturity Date (1)	Interest Rate as of December 31, 2017
October 3, 2013	$—	(2)	$13.2	(2)	September 28, 2018	NA	(3)
June 7, 2016	20.6		20.6		July 15, 2027	3.16%	(4)
February 28, 2017	74.3		—		September 21, 2029	2.33%	(5)
April 19, 2017	22.8		—		April 22, 2031	3.29%	(6) (15)
June 28, 2017	23.1		—		July 22, 2031	3.29%	(7) (15)
July 20, 2017	24.4		—		April 21, 2027	2.90%	(8) (15)
August 2, 2017	22.8		—		July 23, 2029	3.17%	(9) (15)
August 2, 2017	20.9		—		August 3, 2022	1.75%	(10)
August 14, 2017	22.6		—		August 15, 2030	3.26%	(11) (15)
November 30, 2017	22.7		—		January 16, 2030	3.12%	(12) (15)
December 6, 2017	19.1		—		October 16, 2030	3.01%	(13) (15)
December 7, 2017	21.2		—		January 19, 2029	2.73%	(14) (15)
	$294.5		$33.8

(1)     Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)    Original borrowing of €12.6 million.
(3)     Note paid off in 2017.
(4)    Incurs interest at the weighted average rate of the underlying senior notes.

(5)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(6)	Incurs interest at LIBOR plus 1.932%.

(7)	Incurs interest at LIBOR plus 1.923%.

(8)	Incurs interest at LIBOR plus 1.536%.

(9)	Incurs interest at LIBOR plus 1.808%.

(10)	Original borrowing of €17.4 million; incurs interest at LIBOR plus 1.75% and has full recourse to the Partnership.

(11)	Incurs interest at LIBOR plus 1.848%.

(12)	Incurs interest at LIBOR plus 1.7312%.

(13)	Incurs interest at LIBOR plus 1.647%.

(14)	Incurs interest at LIBOR plus 1.365%.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the years ended December 31, 2017, 2016 and 2015. The fair value of the outstanding balance of the CLO term loans at December 31, 2017 and 2016 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($74.3 million at December 31, 2017) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at December 31, 2017).

Master Credit Agreement - Term Loans

In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This agreement will terminate in January 2020. Any term loan issued under this master credit agreement is secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan bears interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest is due quarterly.

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
Interest expense on the notes was $19.8 million for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, the fair value of the notes, including accrued interest, was approximately $520.4 million and $512.8 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $33.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the fair value of the notes, including accrued interest, was approximately $696.3 million and $603.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.19% at December 31, 2017). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the year ended December 31, 2017. The fair value of the outstanding balance of the promissory note at December 31, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
In December 2016, the Partnership repurchased $11.2 million of the promissory note for a purchase price of approximately $9.0 million. Approximately $108.8 million of the promissory note is outstanding at December 31, 2017.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 9), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.36% at December 31, 2017). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. In October 2017, the Partnership repaid $6.7 million of these promissory notes. Accordingly, $47.2 million of these promissory notes are outstanding at December 31, 2017. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the year ended December 31, 2017. The fair value of the outstanding balance of these promissory notes at December 31, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2017.

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
As of December 31, 2017 and 2016, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,128.3	$4,100.5	2.16%		11.44
Subordinated notes, preferred shares, and other	195.2	203.3	N/A	(a)	9.85
Total	$4,323.5	$4,303.8

	As of December 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,681.0	$3,672.5	2.45%		10.22
Subordinated notes, preferred shares, and other	195.6	193.8	N/A	(a)	9.26
Total	$3,876.6	$3,866.3

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2017 and 2016, the fair value of the CLO assets was $4.9 billion and $4.7 billion, respectively.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

8.    Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2017	2016
	(Dollars in millions)
Accrued performance fee-related compensation	$1,894.8	$1,307.4
Accrued bonuses	202.6	177.2
Other	125.2	177.2
Total	$2,222.6	$1,661.8
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2017 and 2016, the benefit obligation of those pension plans totaled approximately $73.4 million and $61.9 million, respectively. As of December 31, 2017 and 2016, the fair value of the plans’ assets was approximately $56.3 million and $46.3 million, respectively. At December 31, 2017 and 2016, the Partnership recognized a liability of $17.1 million and $15.6 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2017, 2016 and 2015, the net periodic benefit cost recognized was $4.2 million, $2.5 million and $2.8 million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

9.    Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2017 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$2,354.2
Real Assets	812.0
Global Credit	526.0
Investment Solutions	146.5
Total	$3,838.7
Of the $3.8 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (4.34% weighted-average rate at December 31, 2017). As of December 31, 2017 and 2016, approximately $13.3 million and $9.6 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2017 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment.  The guarantee is limited to the lesser of the total amount drawn under the credit facilities or

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

the NAV of the guarantor subsidiaries, which was approximately $7.3 million as of December 31, 2017.  The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $66.8 million at December 31, 2017, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2017. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $5.1 million and $5.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2017 and 2016, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $247.6 million and $356.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2017 and 2016, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2017, approximately $37.9 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $28.9 million.
If, at December 31, 2017, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2018 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $56.6 million, $55.0 million and $56.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2018	$47.9
2019	48.9
2020	48.4
2021	44.1
2022	41.0
Thereafter	295.7
$526.0
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $62.9 million and $60.3 million as of December 31, 2017 and 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. The Attorney General may also pursue its own recovery from the defendants in the action.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision and the Partnership is preparing its response. The Partnership may be entitled to receive additional amounts from the plaintiff as reimbursement of legal fees and expenses incurred to defend against the claims. In December 2017, the Partnership received approximately $29.8 million from the plaintiff as a deposit towards its obligations to reimburse the Partnership for such expenses, but such amount is subject to repayment pending a final determination of the correct reimbursement amount and the ultimate outcome of the appeal process.
Cobalt International Energy, Inc. ("Cobalt") was a portfolio company owned by two of our Legacy Energy funds and funds advised by certain other private equity sponsors.  Cobalt filed for bankruptcy protection on December 14, 2017.  A federal securities class action against Cobalt (In re Cobalt International Energy, Inc. Securities Litigation) was filed in November 2014 in the U.S. District Court for the Southern District of Texas, seeking monetary damages and alleging that Cobalt and its directors made misrepresentations in certain of Cobalt’s securities offering filings relating to:  (i) the value of oil reserves in Angola for which Cobalt had acquired drilling concessions, and (ii) its compliance with the Foreign Corrupt Practices Act regarding its operations in Angola and a U.S. government investigation regarding the same.  The securities class action also named as co-defendants certain securities underwriters and the five private equity sponsors of Cobalt, including Riverstone and the Partnership.  The class action alleged that the Partnership has liability as a "control person" for the alleged misrepresentations in Cobalt's securities offerings as well as insider trading liability.  The federal court dismissed the insider trading claim against the Partnership.  In addition to the class action in federal court, a class action claim was also filed in Texas state court in Houston (Ira Gaines v. Joseph Bryant, et al.) on similar grounds, alleging derivative claims that Cobalt and the private equity sponsors breached their fiduciary duties by engaging in insider trading. No Partnership employee served as a director or executive of Cobalt, and we vigorously contest all allegations made against the Partnership.
From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. Based on a provision in the Luxembourg-France tax treaty, it did not report or pay tax in France on gain from the sale. The French tax authorities asserted that CEREP I was ineligible to claim exemptions from French tax under the tax treaty, and issued a tax assessment seeking to collect taxes, interest and penalties. In April 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership disagreed with the outcome and filed a petition of appeal. In December 2017, the Partnership was successful on its appeal, with the French appellate court reversing the earlier tax court opinion and awarding the Partnership a

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarding interest on the refund (which is estimated to be approximately €12.5 million, before tax). The appellate decision remains subject to the possibility of a further appeal, but the French tax authorities have not given notice as to whether they will pursue such a further appeal. Pending receipt of the refund and a final determination on any further appeal, the Partnership has not recognized income in respect of the refund as of December 31, 2017.

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

During the year, the Partnership entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  In total, the Partnership paid $265 million ($165 million of which was paid in 2017 with the remaining $100 million paid in 2016) to fully resolve all claims related to these matters and issued promissory notes in the aggregate amount of $54 million to repurchase the investors' interests in the two structured finance vehicles. In connection with these settlements, the Partnership also acquired certain rights to receive a portion of any proceeds obtained from marine cargo insurance policies and other efforts to pursue reimbursement for the misappropriation of petroleum. In the year ended December 31, 2017, the Partnership recognized $177 million, net of related recovery costs, in general liability insurance proceeds related to these settlements.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2017, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

Transaction with Claren Road

On December 12, 2016, the Partnership signed an agreement with the founders of Claren Road Asset Management, LLC and its subsidiaries (collectively, “Claren Road”) to transfer all of the Partnership's 63% ownership interest in Claren Road to its founders. As a result of the transaction, the Partnership is also relieved of all of its obligations under the 2010 acquisition agreement, including any potential future obligations thereunder. This transaction closed on January 31, 2017. The Partnership recorded additional base compensation expense of approximately $25.0 million in the year ended December 31, 2016 associated with the transfer of the interests to Claren Road in addition to the disposition of approximately $4.4 million of intangible assets and approximately $10.8 million of potential future obligations. The remaining income before provision for income taxes for the year ended December 31, 2016 was not material. Claren Road was part of the Partnership's Global Credit segment.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Transaction with ESG

On October 31, 2016, the Partnership closed a transaction with the founders of Emerging Sovereign Group and its subsidiaries and affiliates (collectively,“ESG”) and transferred the Partnership's 55% ownership interest in ESG to its founders. Prior to the transaction closing, the carrying value of the contingent consideration liability for the Partnership's obligation to purchase the 45% ownership interest in 2020 (or after) was $49.5 million (substantially all of which was included in accrued compensation and benefits in the accompanying consolidated balance sheet) and the Partnership also had $22.4 million of intangible assets and $28.0 million of goodwill related to its 2011 acquisition of its 55% ownership interest in ESG as of October 31, 2016, all of which was disposed of upon the transaction closing. ESG's income before provision for income taxes for the year ended December 31, 2016 was not material to the Partnership's consolidated financial statements. There was no material gain or loss associated with the transfer of the interests to ESG. ESG was part of the Partnership's Global Credit segment.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

10.    Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$5.1	$5.6
Notes receivable and accrued interest from affiliates	22.8	37.6
Other receivables from unconsolidated funds and affiliates, net	229.2	184.0
Total	$257.1	$227.2
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.07% as of December 31, 2017. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$—	$0.2
Due to non-consolidated affiliates	75.7	29.7
Performance-based contingent cash consideration related to acquisitions	37.5	36.1
Amounts owed under the tax receivable agreement	94.0	137.8
Other	22.7	19.8
Total	$229.9	$223.6
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as well as certain unit exchanges by senior Carlyle professionals which began in 2017 (see Note 14).
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $5.4 million, $4.8 million

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.
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

11.    Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of the reduction of the federal corporate income tax rate, the Partnership revalued its deferred tax assets and liabilities as of December 31, 2017 using the newly enacted rate. The revaluation resulted in the recognition of additional provision for income taxes of approximately $113.0 million. In addition, the Partnership's tax receivable agreement liability was reduced by approximately $71.5 million due to the reduction in expected future benefits owed to the limited partners of Carlyle Holdings resulting from the decrease in the federal corporate income tax rate. The reduction in the tax receivable agreement liability resulting from the Act is included in other non-operating income in the consolidated statements of operations. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Partnership assessed the potential impact of the Act on its consolidated financial statements at December 31, 2017 and believes the material provisions have been properly considered. The Partnership will continue to evaluate the provisions of the Act and the impact of any future authoritative guidance.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Current
Federal income tax	$(6.2)	$0.4	$0.7
State and local income tax	(0.2)	(0.4)	4.9
Foreign income tax	38.8	34.9	27.4
Subtotal	32.4	34.9	33.0
Deferred
Federal income tax	106.2	(9.8)	(36.7)
State and local income tax	(2.7)	(1.3)	(2.6)
Foreign income tax	(11.0)	6.2	8.4
Subtotal	92.5	(4.9)	(30.9)
Total provision for income taxes	$124.9	$30.0	$2.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.
A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$11.9	$12.8
Federal net operating loss carry forward	22.8	12.1
State net operating loss carry forwards	11.8	4.3
Tax basis goodwill and intangibles	98.2	149.8
Depreciation and amortization	16.6	25.3
Deferred restricted common unit compensation	9.4	12.1
Accrued compensation	31.0	25.0
Basis difference in investments	24.4	34.0
Other	24.3	25.5
Deferred tax assets before valuation allowance	250.4	300.9
Valuation allowance	(27.3)	(21.8)
Total deferred tax assets	$223.1	$279.1
Deferred tax liabilities (1)
Intangible assets	$4.8	$5.5
Unrealized appreciation on investments	121.0	111.0
Other	2.5	4.8
Total deferred tax liabilities	$128.3	$121.3
Net deferred tax assets (liabilities)	$94.8	$157.8

(1)
As of December 31, 2017 and 2016, $52.7 million and $44.7 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.

As of December 31, 2017, the Partnership has a federal net operating loss carry forward of approximately $108.6 million and cumulative net operating loss carry forwards of approximately $197.1 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, a portion of the federal and state carry forwards will expire in 2035 and years forward and 2020 and years forward, respectively. As of December 31, 2017, the Partnership had a federal foreign tax credit (“FTC”) carryforward of $11.9 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized a portion will expire in 2023 and years forward.

The Partnership had $170.4 million and $234.4 million in deferred tax assets as of December 31, 2017 and 2016, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Partnership and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Partnership evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. During 2017 and 2016, a Partnership entity subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of its net operating losses and the entity’s deferred tax assets and determined that it is more likely than not that

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

the Partnership will not realize these tax assets. Additionally, the Partnership determined that a portion of the US federal FTC carryforward earned in 2013 and forward will not ultimately be realized due to federal limitations on FTC utilization. As of December 31, 2017 and 2016, the Partnership has established a valuation allowance of $27.3 million and $21.8 million, respectively, for these items. For all other deferred tax assets, the Partnership has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2017.
The Partnership had deferred tax liabilities of $75.6 million and $76.6 million at December 31, 2017 and 2016, respectively, which primarily relate to unrealized appreciation on the Partnership’s investments in the U.S. and in the Netherlands. Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.
The Partnership’s income tax expense was $124.9 million, $30.0 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(31.55)%	(40.00)%	(40.64)%
Reduction in U.S. corporate tax rate	7.77%	—%	—%
Unvested Carlyle Holdings partnership units and other compensation	1.45%	36.74%	1.87%
Foreign income taxes	0.12%	28.75%	1.61%
State and local income taxes	(0.19)%	(6.70)%	4.13%
Valuation allowance impacting provision for income taxes	0.07%	16.84%	(3.88)%
Other adjustments	(1.64)%	(4.40)%	2.43%
Effective income tax rate(2)	11.03%	66.23%	0.52%

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

(2)
The effective income tax rate is calculated on income before provision for income taxes. The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is attributable to the Partnership's taxable subsidiaries.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $12.3 million and $19.0 million as of December 31, 2017 and 2016, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $3.4 million and $6.0 million as of December 31, 2017 and 2016, related to interest and penalties associated with uncertain tax positions. If recognized, $12.3 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Balance at January 1	$13.0	$13.1	$13.8
Additions for tax positions of prior years	1.6	1.3	(0.7)
Reductions due to lapse of statute of limitations	(5.7)	(1.4)	—
Balance at December 31	$8.9	$13.0	$13.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2017, the Partnership’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities. Currently. the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014, and 2015 years.
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

12.    Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$13.3	$13.5
Non-Carlyle interests in majority-owned subsidiaries	386.5	331.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	4.9	(67.4)
Non-controlling interests in consolidated entities	$404.7	$277.8

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$12.0	$17.1	$876.6
Non-Carlyle interests in majority-owned subsidiaries	41.3	(8.6)	(20.6)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	19.2	32.3	(78.3)
Net income attributable to other non-controlling interests in consolidated entities	72.5	40.8	777.7
Net loss attributable to partners’ capital appropriated for CLOs	—	—	(54.4)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	—	0.2	(185.4)
Non-controlling interests in income of consolidated entities	$72.5	$41.0	$537.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

13.    Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to The Carlyle Group L.P. common unitholders	$238,100,000	$238,100,000	$6,400,000	$6,400,000	$(18,400,000)	$(18,400,000)
Dilution of earnings due to participating securities with distribution rights	—	—	—	—	167,000	(1,743,000)
Incremental net income (loss) from assumed exchange of Carlyle Holdings partnership units	—	—	—	(32,100,000)	—	(69,300,000)
Net income (loss) attributable to common units	$238,100,000	$238,100,000	$6,400,000	$(25,700,000)	$(18,233,000)	$(89,443,000)
Weighted-average common units outstanding	92,136,959	100,082,548	82,714,178	308,522,990	74,523,935	298,739,382
Net income (loss) per common unit	$2.58	$2.38	$0.08	$(0.08)	$(0.24)	$(0.30)
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	92,136,959	92,136,959	82,714,178	82,714,178	74,523,935	74,523,935
Unvested deferred restricted common units	—	7,347,645	—	3,331,282	—	—
Contingently issuable Carlyle Holdings partnership units and common units	—	597,944	—	—	—	—
Weighted-average vested Carlyle Holdings partnership units	—	—	—	222,183,911	—	216,943,053
Unvested Carlyle Holdings partnership units	—	—	—	293,619	—	7,272,394
Weighted-average common units outstanding	92,136,959	100,082,548	82,714,178	308,522,990	74,523,935	298,739,382

The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are issuable and contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership's acquisitions and strategic investments in NGP. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2017, 2016 and 2015 represent the end of the contingency period.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would decrease due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 227,275,453 of vested Carlyle Holdings partnership units and 2,579,831 of unvested Carlyle Holdings partnership units for the year ended December 31, 2017 were antidilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2016, 222,183,911 of vested Carlyle Holdings partnership units and 293,619 of unvested Carlyle Holdings partnership units for the year ended December 31, 2016 were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $(32.1) million for the year ended December 31, 2016 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
For the year ended December 31, 2015, 216,943,053 of vested Carlyle Holdings partnership units and 7,272,394 of unvested Carlyle Holdings partnership units were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $69.3 million for the year ended December 31, 2015 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the year ended December 31, 2015, 3,978,436 of unvested deferred restricted common units were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of December 31, 2017, 7,782 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

14.    Equity and Equity-Based Compensation

Preferred Unit Issuance

On September 13, 2017, the Partnership issued 16,000,000 of 5.875% Series A Preferred Units (the “Preferred Units”) for gross proceeds of $400.0 million, or $387.5 million, net of issuance costs and expenses. The Partnership plans to use the net proceeds from the sale of the Preferred Units for general corporate purposes, including to fund investments.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Unit Repurchase Program

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2017, the Partnership paid an aggregate of $0.2 million to repurchase and retire 14,190 units with all of the repurchases done via open market transactions. Since inception of this program, the Partnership has paid an aggregate of $59.1 million to repurchase and retire 3.7 million units.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the year ended December 31, 2017, current and former senior Carlyle professionals exchanged 6,430,383 Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $33.9 million from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss. None of Carlyle's named executive officers participated in the quarterly unit exchange.

Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Equity Incentive Plan. The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2018, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 32,645,874.
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions. These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. For the years ended December 31, 2017, 2016 and 2015, the Partnership recorded $0.2 million, $1.6 million and $9.0 million in equity-based compensation expense associated with these awards, respectively.
As of December 31, 2017, the total unrecognized equity-based compensation expense related to unvested common units was not material and is expected to be recognized within the next year.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The Partnership recorded equity-based compensation expense associated with these awards of $166.4 million, $183.7 million and $191.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of December 31, 2017, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units is $55.6 million, which is expected to be recognized over a weighted-average term of 0.3 years
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that generally ranges up to 40.0%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $153.7 million, $149.2 million and $176.2 million for the years ended December 31, 2017, 2016 and 2015, with $13.6 million, $17.2 million and $16.4 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2017, 2016 and 2015. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax assets due to equity-based compensation expense less the reduction to the deferred tax assets for units that vested was not significant for the year ended December 31 2017, and was $4.8 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $154.7 million, which is expected to be recognized over a weighted-average term of 1.9 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the years ended December 31, 2017, 2016 and 2015.
The vesting of deferred restricted common units creates taxable income for the Partnership's employees in certain jurisdictions. Accordingly, the employees may elect to engage the Partnership's equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

In February 2018, the Partnership granted approximately 13.7 million deferred restricted common units across a significant number of the Partnership's employees. The total estimated grant-date fair value of these awards was approximately $283 million. The awards vest generally over a period of 12 to 60 months.
A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2017 and a summary of changes from December 31, 2014 through December 31, 2017, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	6,770,420	$22.39	—	$—	—	$—
Vested	8,733,826	$22.11	5,452,961	$26.91	31,132	$21.53	93,109	$22.52
Forfeited	444,477	$22.00	1,826,295	$24.98	11,674	$27.99	4,220	$24.80
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58
Granted	—	$—	6,730,159	$11.30	—	$—	—	$—
Vested	8,830,325	$22.11	7,007,857	$25.14	728,080	$27.71	3,480	$34.45
Forfeited	748,787	$22.00	1,436,816	$22.91	—	$—	741	$34.39
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67	2,520	$34.81
Granted	—	$—	8,260,455	$14.17	—	$—	—	$—
Vested	8,707,671	$22.40	8,864,747	$19.63	31,129	$21.53	2,520	$34.81
Forfeited	437,314	$22.00	582,037	$19.62	—	$—	—	$—
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22	—	$—

15.    Deconsolidation of a Real Estate Development Company
The Partnership, indirectly through certain Carlyle real estate investment funds, had an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company. During the year ended December 31, 2017, the Partnership disposed of its interests in Urbplan in a transaction with a third party. The third party acquired operational control and all of the economic interests in Urbplan in the transaction. Since the Partnership is no longer the primary beneficiary of Urbplan, Urbplan was deconsolidated from the Partnership's financial results. The Partnership recorded a pre-tax loss upon deconsolidation of $65 million during the third quarter of 2017, which includes the impact of deconsolidation, the terms of the transaction with the third party and related reserves. The loss is recorded in interest and other expenses of a real estate VIE and loss on deconsolidation in the consolidated statements of operations. Excluding the effect of this transaction, Urbplan's income before provision for income taxes prior to the transaction was not material to the Partnership's consolidated financial statements.
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
Urbplan is party to various litigation, government investigations and proceedings, including disputes with creditors and customers. The Partnership does not believe it is probable that the outcome of any Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

     The assets and liabilities recognized in the Partnership’s consolidated balance sheets as of December 31, 2016 related to Urbplan were as follows:

As of December 31,
2016
(Dollars in millions)
Receivables and inventory of a real estate VIE:
Customer and other receivables	$99.4
Inventory costs in excess of billings and advances	46.0
$145.4
Other assets of a real estate VIE:
Restricted investments	$12.7
Fixed assets, net	0.2
Deferred tax assets	9.1
Other assets	9.5
$31.5
Loans payable of a real estate VIE, at fair value (principal amount of $144.4 million as of December 31, 2016)	$79.4
Other liabilities of a real estate VIE:
Accounts payable	$14.6
Other liabilities	109.9
$124.5
The revenues and expenses recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, related to Urbplan were as follows:

	Year Ended December 31,
	2017	2016		2015
	(Dollars in millions)
Revenue of a real estate VIE:
Land development services	$104.6	$69.3		$80.0
Investment income	4.4	25.8		6.8
	$109.0	$95.1		$86.8

Interest and other expenses of a real estate VIE and loss on deconsolidation:
Costs of products sold and services rendered	$64.4	$31.3		$48.5
Interest expense	18.5	51.4		40.9
Change in fair value of loans payable	(6.6)	(17.6)		9.2
Compensation and benefits	2.8	8.5		10.7
G&A and other expenses	58.9	134.0		35.3
Loss on deconsolidation	64.5	—	—	—
	$202.5	$207.6		$144.6
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
Interest and other expenses of a real estate VIE and loss on deconsolidation – This balance consisted primarily of interest expense on Urbplan’s borrowings, general and administrative expenses, compensation and benefits, costs associated

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

with land development services, and the loss incurred upon the deconsolidation of Urbplan in the third quarter of 2017. Also included in this caption was the change in the Partnership’s estimate of the fair value of Urbplan’s loans payable during the period. Interest expense was recorded on Urbplan’s borrowings at variable rates as defined. Costs related to Urbplan’s land development services activities were capitalized until the services are complete. Costs associated with advertising, marketing and other selling activities were expensed when incurred.
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
Global Credit – The Global Credit segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, and interest rate products and their derivatives. We have now completed the exit of our hedge fund investment advisory and commodities investment advisory businesses.
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities, and, through the first quarter of 2016, Diversified Global Asset Management (“DGAM”). The Partnership wound down of the operations of DGAM throughout 2016.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016). Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. On January 31, 2017, the Partnership transferred all of its economic interests in Claren Road to its founders (see Note 9). The Partnership's earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment until the third quarter of 2017 when Urbplan was deconsolidated from the Partnership's financial results (see Note 15).

Economic Income (“EI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. EI was formerly defined as “Economic Net Income.” There has been no change to the computation of this measure. EI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fees, and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance.

     Fee Related Earnings (“FRE”) is a component of EI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance fees, investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. As of December 31, 2017, the Partnership updated the definition of FRE to exclude net interest

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(interest income less interest expense) in our segment results. FRE for all prior periods presented has been recast to reflect the updated definition.

Distributable Earnings (“DE”) is FRE plus realized net performance fees, realized investment income, and net interest, and is used to assess performance and amounts potentially available for distribution. DE is used by management primarily in making resource deployment and compensation decisions across the Partnership’s four reportable segments. Management also uses Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. Management makes operating decisions and assesses the performance of each of the Partnership’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, the key performance measures discussed above and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2017:

	December 31, 2017 and the Year Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.0	$263.6	$191.5	$154.9	$1,081.0
Portfolio advisory fees, net	15.2	0.8	0.7	—	16.7
Transaction fees, net	22.4	4.5	—	—	26.9
Total fund level fee revenues	508.6	268.9	192.2	154.9	1,124.6
Performance fees
Realized	831.5	92.0	75.4	86.4	1,085.3
Unrealized	781.6	268.3	(16.3)	56.0	1,089.6
Total performance fees	1,613.1	360.3	59.1	142.4	2,174.9
Investment income (loss)
Realized	25.4	(63.2)	11.9	0.1	(25.8)
Unrealized	37.0	26.7	5.4	3.9	73.0
Total investment income (loss)	62.4	(36.5)	17.3	4.0	47.2
Interest income	5.5	3.0	7.1	1.1	16.7
Other income	6.0	2.2	6.8	0.4	15.4
Total revenues	2,195.6	597.9	282.5	302.8	3,378.8
Segment Expenses
Compensation and benefits
Direct base compensation	235.7	77.6	79.2	72.0	464.5
Indirect base compensation	105.0	50.5	25.3	12.7	193.5
Equity-based compensation	60.5	34.9	20.7	7.8	123.9
Performance fee related
Realized	372.9	41.6	35.0	83.2	532.7
Unrealized	362.6	75.3	(7.3)	33.8	464.4
Total compensation and benefits	1,136.7	279.9	152.9	209.5	1,779.0
General, administrative, and other indirect expenses	119.8	78.5	3.3	32.3	233.9
Depreciation and amortization expense	15.3	7.1	5.1	3.6	31.1
Interest expense	27.9	17.0	14.5	6.1	65.5
Total expenses	1,299.7	382.5	175.8	251.5	2,109.5
Economic Income	$895.9	$215.4	$106.7	$51.3	$1,269.3
(-) Net Performance Fees	877.6	243.4	31.4	25.4	1,177.8
(-) Investment Income (Loss)	62.4	(36.5)	17.3	4.0	47.2
(+) Equity-based Compensation	60.5	34.9	20.7	7.8	123.9
(+) Net Interest	22.4	14.0	7.4	5.0	48.8
(+) Reserve for Litigation and Contingencies	(12.5)	(5.8)	(4.1)	(2.6)	(25.0)
(=) Fee Related Earnings	$26.3	$51.6	$82.0	$32.1	$192.0
(+) Realized Net Performance Fees	458.6	50.4	40.4	3.2	552.6
(+) Realized Investment Income (Loss)	25.4	(63.2)	11.9	0.1	(25.8)
(+) Net Interest	(22.4)	(14.0)	(7.4)	(5.0)	(48.8)
(=) Distributable Earnings	$487.9	$24.8	$126.9	$30.4	$670.0
Segment assets as of December 31, 2017	$3,644.6	$1,946.3	$881.0	$1,071.2	$7,543.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2016:

	December 31, 2016 and the Year Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$498.9	$251.1	$195.5	$140.3	$1,085.8
Portfolio advisory fees, net	14.5	0.2	1.1	0.8	16.6
Transaction fees, net	31.2	—	—	—	31.2
Total fund level fee revenues	544.6	251.3	196.6	141.1	1,133.6
Performance fees
Realized	1,060.5	53.1	36.6	65.6	1,215.8
Unrealized	(777.5)	274.0	1.2	38.2	(464.1)
Total performance fees	283.0	327.1	37.8	103.8	751.7
Investment income (loss)
Realized	60.3	(20.6)	5.1	0.1	44.9
Unrealized	(11.0)	1.4	15.3	(0.3)	5.4
Total investment income (loss)	49.3	(19.2)	20.4	(0.2)	50.3
Interest income	3.4	1.7	4.7	0.4	10.2
Other income	6.0	1.6	4.7	0.5	12.8
Total revenues	886.3	562.5	264.2	245.6	1,958.6
Segment Expenses
Compensation and benefits
Direct base compensation	210.8	72.1	87.4	66.8	437.1
Indirect base compensation	78.8	39.1	32.6	13.7	164.2
Equity-based compensation	69.3	26.3	17.6	6.4	119.6
Performance fee related
Realized	472.1	37.6	17.6	63.2	590.5
Unrealized	(342.6)	81.9	0.6	27.6	(232.5)
Total compensation and benefits	488.4	257.0	155.8	177.7	1,078.9
General, administrative, and other indirect expenses	131.9	67.1	250.0	34.5	483.5
Depreciation and amortization expense	13.6	5.9	6.2	3.3	29.0
Interest expense	28.2	16.0	11.3	5.8	61.3
Total expenses	662.1	346.0	423.3	221.3	1,652.7
Economic Income (Loss)	$224.2	$216.5	$(159.1)	$24.3	$305.9
(-) Net Performance Fees	153.5	207.6	19.6	13.0	393.7
(-) Investment Income (Loss)	49.3	(19.2)	20.4	(0.2)	50.3
(+) Equity-based Compensation	69.3	26.3	17.6	6.4	119.6
(+) Net Interest	24.8	14.3	6.6	5.4	51.1
(=) Fee Related Earnings	$115.5	$68.7	$(174.9)	$23.3	$32.6
(+) Realized Net Performance Fees	588.4	15.5	19.0	2.4	625.3
(+) Realized Investment Income (Loss)	60.3	(20.6)	5.1	0.1	44.9
(+) Net Interest	(24.8)	(14.3)	(6.6)	(5.4)	(51.1)
(=) Distributable Earnings	$739.4	$49.3	$(157.4)	$20.4	$651.7
Segment assets as of December 31, 2016	$2,435.8	$1,515.0	$656.4	$850.1	$5,457.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$577.4	$255.9	$210.7	$153.9	$1,197.9
Portfolio advisory fees, net	14.3	0.4	0.7	—	15.4
Transaction fees, net	7.7	2.1	—	—	9.8
Total fund level fee revenues	599.4	258.4	211.4	153.9	1,223.1
Performance fees
Realized	1,209.5	163.2	38.0	24.1	1,434.8
Unrealized	(523.1)	(42.5)	(63.1)	103.6	(525.1)
Total performance fees	686.4	120.7	(25.1)	127.7	909.7
Investment income (loss)
Realized	23.3	(93.6)	5.4	0.1	(64.8)
Unrealized	(5.2)	63.1	(15.7)	0.2	42.4
Total investment income (loss)	18.1	(30.5)	(10.3)	0.3	(22.4)
Interest income	1.5	0.3	2.8	0.2	4.8
Other income	9.8	2.6	3.9	0.9	17.2
Total revenues	1,315.2	351.5	182.7	283.0	2,132.4
Segment Expenses
Compensation and benefits
Direct base compensation	224.2	70.0	101.2	82.3	477.7
Indirect base compensation	91.5	39.3	28.3	13.0	172.1
Equity-based compensation	65.1	25.0	19.0	12.4	121.5
Performance fee related
Realized	540.9	68.5	16.6	20.3	646.3
Unrealized	(221.7)	26.3	(27.7)	94.8	(128.3)
Total compensation and benefits	700.0	229.1	137.4	222.8	1,289.3
General, administrative, and other indirect expenses	172.4	74.6	69.8	46.0	362.8
Depreciation and amortization expense	12.5	4.3	5.0	3.8	25.6
Interest expense	30.8	10.6	10.8	5.9	58.1
Total expenses	915.7	318.6	223.0	278.5	1,735.8
Economic Income (Loss)	$399.5	$32.9	$(40.3)	$4.5	$396.6
(-) Net Performance Fees	367.2	25.9	(14.0)	12.6	391.7
(-) Investment Income (Loss)	18.1	(30.5)	(10.3)	0.3	(22.4)
(+) Equity-based Compensation	65.1	25.0	19.0	12.4	121.5
(+) Net Interest	29.3	10.3	8.0	5.7	53.3
(+) Reserve for Litigation and Contingencies	26.8	9.2	9.0	5.0	50.0
(=) Fee Related Earnings	$135.4	$82.0	$20.0	$14.7	$252.1
(+) Realized Net Performance Fees	668.6	94.7	21.4	3.8	788.5
(+) Realized Investment Income (loss)	23.3	(93.6)	5.4	0.1	(64.8)
(+) Net Interest	(29.3)	(10.3)	(8.0)	(5.7)	(53.3)
(=) Distributable Earnings	$798.0	$72.8	$38.8	$12.9	$922.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Total Assets and Income Before Provision for Income Taxes as of and for the years ended December 31, 2017 and 2016:

	December 31, 2017 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,378.8	$177.7	$119.7	(a)	$3,676.2
Expenses	$2,109.5	$240.4	$282.4	(b)	$2,632.3
Other income	$—	$123.5	$(35.1)	(c)	$88.4
Economic income	$1,269.3	$60.8	$(197.8)	(d)	$1,132.3
Total assets	$7,543.1	$4,962.7	$(225.2)	(e)	$12,280.6

	December 31, 2016 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,958.6	$166.9	$148.8	(a)	$2,274.3
Expenses	$1,652.7	$153.1	$436.3	(b)	$2,242.1
Other income	$—	$13.1	$—	(c)	$13.1
Economic income	$305.9	$26.9	$(287.5)	(d)	$45.3
Total assets	$5,457.3	$4,684.7	$(169.0)	(e)	$9,973.0
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Income Taxes for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,132.4	$975.5	$(101.7)	(a)	$3,006.2
Expenses	$1,735.8	$1,258.8	$473.8	(b)	$3,468.4
Other income	$—	$886.9	$(22.5)	(c)	$864.4
Economic income	$396.6	$603.6	$(598.0)	(d)	$402.2

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during the third quarter of 2017, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the Partnership’s ownership interests in Claren Road (through January 2017) and ESG (through June 2016) that were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during the third quarter of 2017, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017) and ESG (through June 2016) as detailed below (Dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$241.2	$223.4	$259.8
Acquisition related charges and amortization of intangibles and impairment	35.7	94.2	288.8
Other non-operating (income) expense	(71.4)	(11.2)	(7.4)
Tax provision associated with performance fees	(9.2)	(15.1)	(14.9)
Non-Carlyle economic interests in acquired business	115.7	159.0	160.3
Severance and other adjustments	13.2	10.6	6.7
Elimination of expenses of Consolidated Funds	(42.8)	(24.6)	(219.5)
	$282.4	$436.3	$473.8

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Income before provision for income taxes	$1,132.3	$45.3	$402.2
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	241.2	223.4	259.8
Acquisition related charges and amortization of intangibles and impairment	35.7	94.2	288.8
Other non-operating (income) expense(1)	(71.4)	(11.2)	(7.4)
Tax provision associated with performance fees	(9.2)	(15.1)	(14.9)
Net income attributable to non-controlling interests in Consolidated entities	(72.5)	(41.0)	(537.9)
Severance and other adjustments	13.2	10.3	6.0
Economic Income	$1,269.3	$305.9	$396.6
Net performance fees(2)	1,177.8	393.7	391.7
Investment income (loss)(2)	47.2	50.3	(22.4)
Equity-based compensation	123.9	119.6	121.5
Net Interest	48.8	51.1	53.3
Reserve for litigation and contingencies	(25.0)	—	50.0
Fee Related Earnings	$192.0	$32.6	$252.1
Realized performance fees, net of related compensation	552.6	625.3	788.5
Realized investment income (loss)(2)	(25.8)	44.9	(64.8)
Net Interest	(48.8)	(51.1)	(53.3)
Distributable Earnings	$670.0	$651.7	$922.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(1) Included in other non-operating (income) expense for the year ended December 31, 2017 is a $71.5 million adjustment for the revaluation of the tax receivable agreement liability as result of the passage of the Tax Cuts and Jobs Act of 2017.

(2)    See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2017
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,097.3	$(12.0)	$1,085.3
Unrealized	996.6	93.0	1,089.6
Total performance fees	2,093.9	81.0	2,174.9
Performance fee related compensation expense
Realized	520.7	12.0	532.7
Unrealized	467.6	(3.2)	464.4
Total performance fee related compensation expense	988.3	8.8	997.1
Net performance fees
Realized	576.6	(24.0)	552.6
Unrealized	529.0	96.2	625.2
Total net performance fees	$1,105.6	$72.2	$1,177.8
Investment income (loss)
Realized	$70.4	$(96.2)	$(25.8)
Unrealized	161.6	(88.6)	73.0
Total investment income (loss)	$232.0	$(184.8)	$47.2

	Year Ended December 31, 2016
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,129.5	$86.3	$1,215.8
Unrealized	(377.7)	(86.4)	(464.1)
Total performance fees	751.8	(0.1)	751.7
Performance fee related compensation expense
Realized	580.5	10.0	590.5
Unrealized	(227.4)	(5.1)	(232.5)
Total performance fee related compensation expense	353.1	4.9	358.0
Net performance fees
Realized	549.0	76.3	625.3
Unrealized	(150.3)	(81.3)	(231.6)
Total net performance fees	$398.7	$(5.0)	$393.7
Investment income (loss)
Realized	$112.9	$(68.0)	$44.9
Unrealized	47.6	(42.2)	5.4
Total investment income (loss)	$160.5	$(110.2)	$50.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income	$15.2	$(37.6)	$(22.4)

(3)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results until Urbplan was deconsolidated during the third quarter of 2017. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interest in Claren Road (through January 2017) and ESG (through June 2016).

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2017
Americas(1)	$2,299.0	62%	$5,033.5	41%
EMEA(2)	837.6	23%	6,085.6	50%
Asia-Pacific(3)	539.6	15%	1,161.5	9%
Total	$3,676.2	100%	$12,280.6	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2016
Americas(1)	$1,473.5	65%	$5,048.7	50%
EMEA(2)	615.1	27%	4,245.1	43%
Asia-Pacific(3)	185.7	8%	679.2	7%
Total	$2,274.3	100%	$9,973.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2015
Americas(1)	$1,518.7	51%	$19,049.3	59%
EMEA(2)	1,090.1	36%	12,369.1	39%
Asia-Pacific(3)	397.4	13%	763.2	2%
Total	$3,006.2	100%	$32,181.6	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.

(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.

(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

17.    Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2017 and 2016 are presented below.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Dollars in millions)
Revenues	$1,120.1	$908.4	$639.9	$1,007.8
Expenses	809.5	705.4	492.6	624.8
Other income	17.1	40.7	18.6	12.0
Income before provision for income taxes	$327.7	$243.7	$165.9	$395.0
Net income	$321.9	$230.5	$167.2	$287.8
Net income attributable to The Carlyle Group L.P. common unitholders	$83.0	$57.6	$44.6	$52.9
Net income attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.97	$0.65	$0.47	$0.53
Diluted	$0.90	$0.59	$0.43	$0.49
Distributions declared per common unit(2)	$0.16	$0.10	$0.42	$0.56

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Dollars in millions)
Revenues	$483.1	$608.0	$607.3	$575.9
Expenses	459.4	546.9	661.8	574.0
Other income (loss)	(8.4)	6.7	4.8	10.0
Income (loss) before provision for income taxes	$15.3	$67.8	$(49.7)	$11.9
Net income (loss)	$7.9	$43.5	$(50.7)	$14.6
Net income (loss) attributable to The Carlyle Group L.P. common unitholders	$8.4	$6.1	$0.8	$(8.9)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.10	$0.07	$0.01	$(0.11)
Diluted	$0.01	$0.07	$(0.02)	$(0.16)
Distributions declared per common unit(2)	$0.29	$0.26	$0.63	$0.50

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.

(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

18.    Subsequent Events
In February 2018, the Board of Directors of the general partner of the Partnership declared a distribution of $0.33 per common unit to common unitholders of record at the close of business on February 20, 2018, payable on February 27, 2018.
In February 2018, the Board of Directors of the general partner of the Partnership declared a distribution for the first quarter of 2018 of $0.367188 per preferred unit to preferred unitholders of record at the close of business on March 1, 2018, payable on March 15, 2018. See Note 14 for more information on the preferred units.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

19.    Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2017 and 2016 and results of operations for the years ended December 31, 2017, 2016 and 2015. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,000.1	$—	$—	$1,000.1
Cash and cash equivalents held at Consolidated Funds	—	377.6	—	377.6
Restricted cash	28.7	—	—	28.7
Corporate treasury investments	376.3	—	—	376.3
Accrued performance fees	3,670.6	—	—	3,670.6
Investments	1,844.2	—	(219.9)	1,624.3
Investments of Consolidated Funds	—	4,534.3	—	4,534.3
Due from affiliates and other receivables, net	262.4	—	(5.3)	257.1
Due from affiliates and other receivables of Consolidated Funds, net	—	50.8	—	50.8
Fixed assets, net	100.4	—	—	100.4
Deposits and other	54.1	—	—	54.1
Intangible assets, net	35.9	—	—	35.9
Deferred tax assets	170.4	—	—	170.4
Total assets	$7,543.1	$4,962.7	$(225.2)	$12,280.6
Liabilities and partners’ capital
Debt obligations	$1,573.6	$—	$—	$1,573.6
Loans payable of Consolidated Funds	—	4,303.8	—	4,303.8
Accounts payable, accrued expenses and other liabilities	355.1	—	—	355.1
Accrued compensation and benefits	2,222.6	—	—	2,222.6
Due to affiliates	229.9	—	—	229.9
Deferred revenue	82.1	—	—	82.1
Deferred tax liabilities	75.6	—	—	75.6
Other liabilities of Consolidated Funds	—	422.1	—	422.1
Accrued giveback obligations	66.8	—	—	66.8
Total liabilities	4,605.7	4,725.9	—	9,331.6
Series A preferred units	387.5	—	—	387.5
Partners’ capital	701.8	62.8	(62.8)	701.8
Accumulated other comprehensive income (loss)	(72.2)	4.1	(4.6)	(72.7)
Non-controlling interests in consolidated entities	391.4	13.3	—	404.7
Non-controlling interests in Carlyle Holdings	1,528.9	156.6	(157.8)	1,527.7
Total partners’ capital	2,937.4	236.8	(225.2)	2,949.0
Total liabilities and partners’ capital	$7,543.1	$4,962.7	$(225.2)	$12,280.6

	As of December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$670.9	$—	$—	$670.9
Cash and cash equivalents held at Consolidated Funds	—	761.5	—	761.5
Restricted cash	13.1	—	—	13.1
Corporate treasury investments	190.2	—	—	190.2
Accrued performance fees	2,481.1	—	—	2,481.1
Investments	1,272.2	—	(165.2)	1,107.0
Investments of Consolidated Funds	—	3,893.7	—	3,893.7
Due from affiliates and other receivables, net	231.0	—	(3.8)	227.2
Due from affiliates and other receivables of Consolidated Funds, net	—	29.5	—	29.5
Receivables and inventory of a real estate VIE	145.4	—	—	145.4
Fixed assets, net	106.1	—	—	106.1
Deposits and other	39.4	—	—	39.4
Other assets of a real estate VIE	31.5	—	—	31.5
Intangible assets, net	42.0	—	—	42.0
Deferred tax assets	234.4	—	—	234.4
Total assets	$5,457.3	$4,684.7	$(169.0)	$9,973.0
Liabilities and partners’ capital
Debt obligations	$1,265.2	$—	$—	$1,265.2
Loans payable of Consolidated Funds	—	3,866.3	—	3,866.3
Loans payable of a real estate VIE at fair value (principal amount of $144.4 million)	79.4	—	—	79.4
Accounts payable, accrued expenses and other liabilities	369.8	—	—	369.8
Accrued compensation and benefits	1,661.8	—	—	1,661.8
Due to affiliates	223.4	0.2	—	223.6
Deferred revenue	54.0	—	—	54.0
Deferred tax liabilities	76.6	—	—	76.6
Other liabilities of Consolidated Funds	—	669.0	(32.0)	637.0
Other liabilities of a real estate VIE	124.5	—	—	124.5
Accrued giveback obligations	160.8	—	—	160.8
Total liabilities	4,015.5	4,535.5	(32.0)	8,519.0
Partners’ capital	403.1	36.7	(36.7)	403.1
Accumulated other comprehensive income (loss)	(94.9)	(1.5)	1.2	(95.2)
Non-controlling interests in consolidated entities	264.3	13.5	—	277.8
Non-controlling interests in Carlyle Holdings	869.3	100.5	(101.5)	868.3
Total partners’ capital	1,441.8	149.2	(137.0)	1,454.0
Total liabilities and partners’ capital	$5,457.3	$4,684.7	$(169.0)	$9,973.0

	Year Ended December 31, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,045.4	$—	$(18.5)	$1,026.9
Performance fees
Realized	1,099.7	—	(2.4)	1,097.3
Unrealized	996.6	—	—	996.6
Total performance fees	2,096.3	—	(2.4)	2,093.9
Investment income
Realized	77.5	—	(7.1)	70.4
Unrealized	166.3	—	(4.7)	161.6
Total investment income	243.8	—	(11.8)	232.0
Interest and other income	60.5	—	(23.8)	36.7
Interest and other income of Consolidated Funds	—	177.7	—	177.7
Revenue of a real estate VIE	109.0	—	—	109.0
Total revenues	3,555.0	177.7	(56.5)	3,676.2
Expenses
Compensation and benefits
Base compensation	652.7	—	—	652.7
Equity-based compensation	320.3	—	—	320.3
Performance fee related
Realized	520.7	—	—	520.7
Unrealized	467.6	—	—	467.6
Total compensation and benefits	1,961.3	—	—	1,961.3
General, administrative and other expenses	276.8	—	—	276.8
Interest	65.5	—	—	65.5
Interest and other expenses of Consolidated Funds	—	240.4	(42.8)	197.6
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	—	—	202.5
Other non-operating income	(71.4)	—	—	(71.4)
Total expenses	2,434.7	240.4	(42.8)	2,632.3
Other income
Net investment gains of Consolidated Funds	—	123.5	(35.1)	88.4
Income before provision for income taxes	1,120.3	60.8	(48.8)	1,132.3
Provision for income taxes	124.9	—	—	124.9
Net income	995.4	60.8	(48.8)	1,007.4
Net income attributable to non-controlling interests in consolidated entities	60.5	—	12.0	72.5
Net income attributable to Carlyle Holdings	934.9	60.8	(60.8)	934.9
Net income attributable to non-controlling interests in Carlyle Holdings	690.8	—	—	690.8
Net income attributable to The Carlyle Group L.P.	244.1	60.8	(60.8)	244.1
Net income attributable to Series A Preferred Unitholders	6.0	—	—	6.0
Net income attributable to The Carlyle Group L.P. Common Unitholders	$238.1	$60.8	$(60.8)	$238.1

	Year Ended December 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,090.3	$—	$(14.2)	$1,076.1
Performance fees
Realized	1,129.7	—	(0.2)	1,129.5
Unrealized	(377.7)	—	—	(377.7)
Total performance fees	752.0	—	(0.2)	751.8
Investment income
Realized	115.5	—	(2.6)	112.9
Unrealized	50.0	—	(2.4)	47.6
Total investment income	165.5	—	(5.0)	160.5
Interest and other income	38.9	—	(15.0)	23.9
Interest and other income of Consolidated Funds	—	166.9	—	166.9
Revenue of a real estate VIE	95.1	—	—	95.1
Total revenues	2,141.8	166.9	(34.4)	2,274.3
Expenses
Compensation and benefits
Base compensation	647.1	—	—	647.1
Equity-based compensation	334.6	—	—	334.6
Performance fee related
Realized	580.5	—	—	580.5
Unrealized	(227.4)	—	—	(227.4)
Total compensation and benefits	1,334.8	—	—	1,334.8
General, administrative and other expenses	521.1	—	—	521.1
Interest	61.3	—	—	61.3
Interest and other expenses of Consolidated Funds	—	153.1	(24.6)	128.5
Interest and other expenses of a real estate VIE	207.6	—	—	207.6
Other non-operating income	(11.2)	—	—	(11.2)
Total expenses	2,113.6	153.1	(24.6)	2,242.1
Other income
Net investment gains of Consolidated Funds	—	13.1	—	13.1
Income before provision for income taxes	28.2	26.9	(9.8)	45.3
Provision for income taxes	30.0	—	—	30.0
Net income (loss)	(1.8)	26.9	(9.8)	15.3
Net income attributable to non-controlling interests in consolidated entities	23.9	—	17.1	41.0
Net income (loss) attributable to Carlyle Holdings	(25.7)	26.9	(26.9)	(25.7)
Net loss attributable to non-controlling interests in Carlyle Holdings	(32.1)	—	—	(32.1)
Net income attributable to The Carlyle Group L.P.	$6.4	$26.9	$(26.9)	$6.4

	Year Ended December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,239.1	$—	$(153.9)	$1,085.2
Performance fees
Realized	1,460.3	—	(18.4)	1,441.9
Unrealized	(602.0)	—	(15.0)	(617.0)
Total performance fees	858.3	—	(33.4)	824.9
Investment income (loss)
Realized	(35.4)	—	68.3	32.9
Unrealized	23.3	—	(41.0)	(17.7)
Total investment income (loss)	(12.1)	—	27.3	15.2
Interest and other income	22.9	—	(4.3)	18.6
Interest and other income of Consolidated Funds	—	975.5	—	975.5
Revenue of a real estate VIE	86.8	—	—	86.8
Total revenues	2,195.0	975.5	(164.3)	3,006.2
Expenses
Compensation and benefits
Base compensation	632.2	—	—	632.2
Equity-based compensation	378.0	—	—	378.0
Performance fee related
Realized	650.5	—	—	650.5
Unrealized	(139.6)	—	—	(139.6)
Total compensation and benefits	1,521.1	—	—	1,521.1
General, administrative and other expenses	712.8	—	—	712.8
Interest	58.0	—	—	58.0
Interest and other expenses of Consolidated Funds	—	1,258.8	(219.5)	1,039.3
Interest and other expenses of a real estate VIE	144.6	—	—	144.6
Other non-operating income	(7.4)	—	—	(7.4)
Total expenses	2,429.1	1,258.8	(219.5)	3,468.4
Other income
Net investment gains of Consolidated Funds	—	886.9	(22.5)	864.4
Income (loss) before provision for income taxes	(234.1)	603.6	32.7	402.2
Provision for income taxes	2.1	—	—	2.1
Net income (loss)	(236.2)	603.6	32.7	400.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(98.4)	—	636.3	537.9
Net income (loss) attributable to Carlyle Holdings	(137.8)	603.6	(603.6)	(137.8)
Net loss attributable to non-controlling interests in Carlyle Holdings	(119.4)	—	—	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$603.6	$(603.6)	$(18.4)

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$995.4	$(1.8)	$(236.2)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization, and impairment	41.3	72.0	322.8
Equity-based compensation	320.3	334.6	378.0
Excess tax benefits related to equity-based compensation	—	—	(4.0)
Non-cash performance fees, net	(626.8)	199.6	437.4
Other non-cash amounts	(79.8)	(55.8)	12.7
Investment (income) loss	(222.8)	(159.5)	26.7
Purchases of investments	(938.6)	(458.3)	(174.5)
Proceeds from the sale of investments	477.6	325.1	349.6
Payments of contingent consideration	(22.6)	(82.6)	(17.8)
Change in deferred taxes, net	93.4	(4.4)	(31.4)
Change in due from affiliates and other receivables	(1.1)	(12.4)	(1.4)
Change in receivables and inventory of a real estate VIE	(14.5)	29.0	(57.5)
Change in deposits and other	(2.0)	6.1	(9.0)
Change in other assets of a real estate VIE	1.6	41.2	(17.4)
Deconsolidation of Claren Road (see Note 9)	(23.3)	—	—
Deconsolidation of Urbplan (see Note 15)	14.0	—	—
Deconsolidation of ESG	—	(34.5)	—
Change in accounts payable, accrued expenses and other liabilities	50.5	66.6	(20.3)
Change in accrued compensation and benefits	(13.7)	6.5	(35.3)
Change in due to affiliates	35.7	(19.3)	21.0
Change in other liabilities of a real estate VIE	47.9	34.3	101.6
Change in deferred revenue	24.4	18.9	(50.0)
Net cash provided by operating activities	156.9	305.3	995.0
Cash flows from investing activities
Change in restricted cash	(15.5)	5.3	40.8
Purchases of fixed assets, net	(34.0)	(25.4)	(62.3)
Net cash used in investing activities	(49.5)	(20.1)	(21.5)
Cash flows from financing activities
Borrowings under credit facility	250.0	—	—
Repayments under credit facility	(250.0)	—	—
Proceeds from debt obligations	265.6	20.6	—
Payments on debt obligations	(21.7)	(9.0)	—
Net payments on loans payable of a real estate VIE	(14.3)	(34.5)	(65.3)
Payments of contingent consideration	(0.6)	(3.3)	(8.1)
Net proceeds from issuance of common units, net of offering costs	—	—	209.9
Proceeds from issuance of preferred units	387.5	—	—
Excess tax benefits related to equity-based compensation	—	—	4.0
Distributions to common unitholders	(118.1)	(140.9)	(251.0)
Distributions to preferred unitholders	(6.0)	—	—
Distributions to non-controlling interest holders in Carlyle Holdings	(295.6)	(422.6)	(848.5)
Contributions from non-controlling interest holders	119.2	113.0	168.5
Distributions to non-controlling interest holders	(100.8)	(104.2)	(110.8)
Acquisition of non-controlling interests in Carlyle Holdings	—	—	(209.9)
Units repurchased	(0.2)	(58.9)	—
Change in due to/from affiliates financing activities	(26.4)	53.6	(62.7)
Net cash provided by (used in) financing activities	188.6	(586.2)	(1,173.9)
Effect of foreign exchange rate changes	33.2	(19.6)	(50.1)
Increase (decrease) in cash and cash equivalents	329.2	(320.6)	(250.5)
Cash and cash equivalents, beginning of period	670.9	991.5	1,242.0
Cash and cash equivalents, end of period	$1,000.1	$670.9	$991.5

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2017 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Partnership’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	68	Founder, Co-Executive Chairman, Co-Chief Investment Officer and Director
Daniel A. D’Aniello	71	Founder, Chairman Emeritus and Director
David M. Rubenstein	68	Founder, Co-Executive Chairman and Director
Kewsong Lee	52	Co-Chief Executive Officer and Director
Glenn A. Youngkin	51	Co-Chief Executive Officer and Director
Lawton W. Fitt	64	Director
James H. Hance, Jr.	73	Operating Executive and Director
Janet Hill	70	Director
Dr. Thomas S. Robertson	75	Director
William J. Shaw	72	Director
Anthony Welters	62	Director
Curtis L. Buser	54	Chief Financial Officer
Peter J. Clare	52	Co-Chief Investment Officer and Director
Jeffrey W. Ferguson	52	General Counsel
William E. Conway, Jr. Mr. Conway is a founder and Co-Chief Executive Chairman, Co-Chief Investment Officer and director of Carlyle. Mr. Conway was elected to the Board of Directors of our general partner effective July 18, 2011. Previously, Mr. Conway served as our Co-Chief Executive Officer and Chief Investment Officer. Mr. Conway also serves on Carlyle's Executive Group. Prior to forming Carlyle in 1987, Mr. Conway was the Senior Vice President and Chief Financial Officer of MCI Communications Corporation (“MCI”). Mr. Conway was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway is a member of the Board of Trustees of the Johns Hopkins Medical Center and the Board of Trustees of the Catholic University of America. He previously served as chairman and/or director of several public and private companies in which Carlyle had significant investment interests. Mr. Conway received his BA from Dartmouth College and his MBA. in finance from the University of Chicago Graduate School of Business.
Daniel A. D’Aniello. Mr. D’Aniello is a founder and Chairman Emeritus of Carlyle and was elected to the Board of Directors of our general partner effective July 18, 2011. Previously, Mr. D'Aniello served as Chairman of Carlyle. Mr. D'Aniello also serves on Carlyle's Executive Group. Prior to forming Carlyle in 1987, Mr. D’Aniello was the Vice President for Finance and Development at Marriott Corporation for eight years. Before joining Marriott, Mr. D’Aniello was a financial officer at PepsiCo, Inc. and Trans World Airlines. Mr. D'Aniello served in the United States Navy from 1969 through 1971 during which time he was a Distinguished Naval Graduate of Officer Candidate School, Newport R.I.; a Supply Officer (LTJG) aboard the USS Wasp (CVS 18); and in 2016, Mr. D'Aniello was awarded the designation of Lone Sailor by the U.S. Navy Memorial Foundation. Mr. D’Aniello is Co-Chairman of the American Enterprise Institute for Public Research; Co-Chairman of the Institute for Veterans and Military Families; Chairman of the Wolf Trap Foundation of the Performing Arts; a member of the U.S.–China CEO and Former Senior Officials’ Dialogue of the U.S. Chamber of Commerce; an Advisor to the John Templeton Foundation; a founding Trustee of the Lumen Institute; and a Lifetime Member of the Board of Trustees of Syracuse University, a member of the Chancellor’s Council and a member of the Corporate Advisory Council to the Martin J. Whitman School of Management. Mr. D’Aniello previously served as chairman and/or director of several private companies in which

Carlyle had significant investment interests. Mr. D’Aniello is a 1968 magna cum laude graduate of Syracuse University, where he was a member of Beta Gamma Sigma, and a 1974 graduate of the Harvard Business School, where he was a Teagle Foundation Fellow.
David M. Rubenstein. Mr. Rubenstein is a founder and Co-Executive Chairman of Carlyle. He was elected to the Board of Directors of our general partner effective July 18, 2011. Previously, Mr. Rubenstein served as Co-Chief Executive Officer of Carlyle. Mr. Rubenstein also serves on Carlyle's Executive Group. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman, Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981 Mr. Rubenstein was Deputy Assistant to the President for Domestic Policy. From 1975 to 1976, he served as Chief Counsel to the U.S. Senate Judiciary Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. Among other philanthropic endeavors, Mr. Rubenstein is Chairman of the Board of Trustees of the John F. Kennedy Center for the Performing Arts, the Smithsonian Institution, and the Council on Foreign Relations and serves on the Board of Directors or Trustees of Johns Hopkins Medicine, University of Chicago, Memorial Sloan-Kettering Cancer Center, the Lincoln Center for the Performing Arts and the Institute for Advanced Study. Mr. Rubenstein serves as Fellow of the Harvard Corporation and as President of the Economic Club of Washington. Mr. Rubenstein is Vice Chairman of the Board of the Brookings Institution, a member of the American Academy of Arts and Sciences, Business Council, Chairman of the Harvard Global Advisory Council, Chairman of the Madison Council of the Library of Congress, a member of the Board of Dean’s Advisors of the Business School at Harvard, a member of the Advisory Board of the School of Economics and Management at Tsinghua University, and Board of the World Economic Forum Global Shapers Community. Mr. Rubenstein is a magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated from The University of Chicago Law School.
Kewsong Lee. Mr. Lee is a member of the Board of Directors of our general partner. Mr. Lee was elected to the Board of Directors of our general partner effective January 1, 2018. Mr. Lee currently serves as Co-Chief Executive Officer of Carlyle. Mr. Lee is Chairman of Carlyle’s Executive Group. Previously, Mr. Lee served as Deputy CIO for the Partnership’s CPE segment and Head of our Global Credit segment. Prior to joining Carlyle in 2013, Mr. Lee was a partner at Warburg Pincus and a member of the firm’s Executive Management Group. During his 21 years at the firm, he led the Consumer, Industrial and Services group, and was actively involved in the firm’s financial services efforts, capital markets group and the development of the firm’s buyout practice. Mr. Lee serves as President of the Board of the Lincoln Center Theater and serves on Harvard’s Global Advisory Council and the University Campaign Steering Committee. Mr. Lee served as the lead director of Arch Capital Group from 2009 to 2017, and has served on numerous corporate boards including Transdigm, Aramark and Neiman Marcus. He earned his AB in applied mathematics in economics at Harvard College and his MBA from Harvard Business School.
Glenn A. Youngkin. Mr. Youngkin is a member of the Board of Directors of our general partner. Mr. Youngkin was elected to the Board of Directors of our general partner effective January 1, 2018. Mr. Youngkin currently serves as Co-Chief Executive Officer of Carlyle. Mr. Youngkin also serves on Carlyle's Executive Group. Previously, Mr. Youngkin served as President and Chief Operating Officer from May 2015 to December 2017. From June 2014 to May 2015, Mr. Youngkin served as Co-President and Co-Chief Operating Officer. From March 2011 until June 2014, Mr. Youngkin served as Chief Operating Officer. From October 2010 until March 2011, Mr. Youngkin served as Carlyle's interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle's buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of numerous Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Governors of the National Cathedral School, the Dean's Advisory Board at Harvard Business School, the Board of Directors of Meadowkirk, Inc., the Museum of the Bible, the Rice Management Company and as Church Warden for the Vestry of Holy Trinity Church. Mr. Youngkin received a B.S. in mechanical engineering and a BA in managerial studies from Rice University and an MBA from the Harvard Business School, where he was a Baker Scholar.
Lawton W. Fitt. Ms. Fitt is a member of the Board of Directors of our general partner. Ms. Fitt was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she became a partner in 1994 and a managing director in 1996. She retired from Goldman Sachs in 2002. Ms. Fitt is currently a director of Ciena Corporation (where she serves as chair of the audit committee), Micro Focus International (where she serves on the audit committee and nominating committee) and The Progressive Corporation (where she serves as the lead independent director, and serves on the Executive committee, as chair of the investment and capital committee and on the nominating and governance committee). Ms. Fitt is a former director of ARM Holdings PLC and Thomson Reuters. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation and the Thomson

Reuters Foundation. Ms. Fitt received her bachelor's degree from Brown University and her MBA from the Darden School of the University of Virginia.
James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Credit segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is currently a director of Acuity Brands Inc. Mr. Hance is a former director of Ford Motor Company, Sprint Nextel Corporation, Morgan Stanley, Duke Energy Corporation, Cousins Properties and Parkway, Inc. Mr. Hance serves as Emeritus Trustee on the Board of Trustees at Washington University in St. Louis and as Chairman of the Board of Trustees at Johnson & Wales University in Providence, RI. Mr. Hance graduated from Westminster College and received an MBA from Washington University in St. Louis. He is a certified public accountant.
Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of Dean Foods Company and Esquire Bank. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc., Sprint Nextel Corporation and The Wendy's Company. She also serves on the Board of Trustees at Duke University, the John F. Kennedy Center for the Performing Arts, the Knight Commission on Intercollegiate Athletics, and the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.
Dr. Thomas S. Robertson. Dr. Robertson is a member of the Board of Directors of our general partner. Dr. Robertson was elected to the Board of Directors of our general partner effective May 2, 2012. Dr. Robertson is the Joshua J. Harris Professor of Marketing at the Wharton School at the University of Pennsylvania. Prior to rejoining Wharton in 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was Dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor at, and the Chair of Marketing and Deputy Dean of, the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School, and from 2007 to 2014, was the Dean of the Wharton School. He is a former director of CRA International, Inc. and PRGX Global, Inc. Dr. Robertson graduated from Wayne State University and received his M.A. and Ph.D. in marketing from Northwestern University.

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriott Vacations Worldwide Corporation, a Director of DiamondRock Hospitality (where he serves on the audit committee) and is a former member of the Board of Trustees of three funds in the American Family of mutual funds from 2009 to 2015. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an MBA from Washington University in St. Louis.

Anthony Welters. Mr. Welters is a member of the Board of Directors of our general partner. Mr. Welters was elected to the Board of Directors of our general partner effective October 27, 2015. Mr. Welters is Executive Chairman of the Black Ivy Group, LLC. He recently retired as Senior Adviser to the Office of the CEO of UnitedHealth Group having served in such position since April 2014. Prior to this appointment, he was Executive Vice President and a Member of the Office of the CEO of UnitedHealth Group from November 2006 until April 2014. Mr. Welters previously led UHG's Public and Senior Markets Group. Mr. Welters joined UHG in June 2002 upon its acquisition of AmeriChoice, a health care company he founded in 1989. Mr. Welters is currently a director of Loews Corporation, West Pharmaceutical Services, Inc. (where he serves on the Nominating and Governance committee) and C.R. Bard, Inc. (where he is a member of the compensation, regulatory and governance committees). Mr. Welters previously served as a director West Pharmaceutical Services, Inc. from 1997 to 2016. He is Trustee Emeritus of the Morehouse School of Medicine Board of Trustees, Chairman of the Board of New York University School of Law, as well as Vice Chairman of the Board of New York University, a Trustee of NYU Langone Medical Center, a trustee of the John F. Kennedy Center for the Performing Arts, where he is Chairman of the finance committee, as well as on the Board of the Horatio Alger Association. Mr. Welters is a founding member of the National Museum of African

American History and Culture. Mr. Welters is a graduate of Manhattanville College and received his law degree from New York University School of Law.
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
Peter J. Clare. Mr. Clare is a member of the Board of Directors of our general partner. Mr. Clare was elected to the Board of Directors of our general partner effective January 1, 2018. Mr. Clare is the Co-Chief Investment Officer of Carlyle and is Co-Head of the U.S. buyout group. Mr. Clare also serves on Carlyle's Executive Group. Mr. Clare previously served as Deputy CIO of the Partnership’s CPE segment. From 1999 to 2001, Mr. Clare was based in Hong Kong and was a founding member of the Carlyle Asia Buyout team and continues to serve on the Carlyle Asia Buyout Investment Committee. In 2001 and 2002, Mr. Clare launched Carlyle’s initial investments in distressed debt, which led to the creation of Carlyle Strategic Partners. From 2004 to 2011, Mr. Clare served as the Global Head of the Aerospace, Defense & Government Services sector team. Prior to joining Carlyle, Mr. Clare was with First City Capital Corporation, a private equity group that invested in buyouts, public equities, distressed bonds and restructurings. Prior to joining First City Capital, he was with the Merchant Banking Group of Prudential-Bache. Mr. Clare is currently a member of the Boards of Directors of Booz Allen Hamilton and Signode Industrial. Mr. Clare has previously served on the boards of CommScope, Inc. and Pharmaceutical Product Development (PPD). Mr. Clare also serves on the Board of Directors of Georgetown University. Mr. Clare is a magna cum laude graduate of Georgetown University and received his MBA from the Wharton School at the University of Pennsylvania.
Jeffrey W. Ferguson. Mr. Ferguson is the General Counsel of Carlyle and has served in such capacity since 1999. Mr. Ferguson also serves on Carlyle’s Executive Group. Prior to joining Carlyle, Mr. Ferguson was an associate with the law firm of Latham & Watkins LLP. Mr. Ferguson received a BA from the University of Virginia, where he was a member of Phi Beta Kappa. He also received his law degree from the University of Virginia, and is admitted to the bars of the District of Columbia and Virginia.
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

•	Mr. Lee — We considered his business acumen, creative ideas and leadership experience in a variety of senior roles at financial institutions.

•	Mr. Youngkin — We considered his leadership and extensive knowledge of our business and operations gained through his years of service at our firm.

•
Ms. Fitt — We considered her extensive financial background and experience in a distinguished career at Goldman Sachs in the areas of investment banking and risk analysis, including her unique insights into the operation of global capital markets.

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

•	Mr. Clare — We considered his extensive investment and leadership experience as a co-head of our U.S. buyout business and as Co-Deputy CIO of our CPE segment.
Director Independence
Because we are a publicly traded limited partnership, the NASDAQ rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board has five directors who satisfy the independence and financial literacy requirements of the NASDAQ and the Securities and Exchange Commission (the “SEC”). These directors are Ms. Fitt, Ms. Hill, Dr. Robertson, Mr. Shaw and Mr. Welters. Based on all the relevant facts and circumstances, the Board of Directors determined that the independent directors have no relationship with us or our general partner that would impair their independence as it is defined in the NASDAQ rules and The Carlyle Group L.P. Governance Policy. To assist it in making its independence determinations, the Board of Directors of our general partner adheres to the following standards in determining independence:
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

Committees of the Board of Directors
The Board of Directors of Carlyle Group Management L.L.C. has five standing committees: the audit committee, the conflicts committee, the compensation committee, the executive committee and the nominating and corporate governance committee.
Audit committee. Our audit committee consists of Messrs. Shaw (Chairman) and Robertson and Ms. Fitt. The purpose of the audit committee of the Board of Directors of Carlyle Group Management L.L.C. is to provide assistance to the Board of Directors in fulfilling its obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, including, without limitation, assisting the board of director’s oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm and our internal audit function, and directly appointing, retaining, reviewing and terminating our independent registered public accounting firm. The members of our audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a Board of Directors pursuant to the federal securities laws and NASDAQ Marketplace rules relating to corporate governance matters. The Board of Directors of our general partner has determined that Mr. Shaw is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.carlyle.com.
Conflicts committee. The conflicts committee consists of Ms. Fitt and Ms. Hill, Dr. Robertson and Messrs. Shaw and Welters and is responsible for reviewing specific matters that our general partner’s Board of Directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Person Transactions and Director Independence — Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a Board of Directors pursuant to federal and NASDAQ Global Select Market rules relating to corporate governance matters.

Compensation committee. In December 2017, the Board of Directors formed a compensation committee. Our compensation committee is responsible for, among other duties and responsibilities, reviewing and approving all forms of compensation to be provided to, and employment agreements with, our Co-Chief Executive Officers, establishing and reviewing the overall compensation philosophy of the Partnership, and reviewing, approving, and overseeing the administration of the our Equity Incentive Plan. The members of our compensation committee are Messrs. Welters (Chairman), Conway, D’Aniello and Rubenstein and Ms. Fitt.
Executive committee. The executive committee of the Board of Directors of Carlyle Group Management L.L.C. consists of Messrs. Conway, D’Aniello and Rubenstein. The Board of Directors has generally delegated all of the power and authority of the full Board of Directors to the executive committee to act when the Board of Directors is not in session.

Nominating & Corporate Governance committee. In December 2017, the Board of Directors formed a nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among its other duties and responsibilities, identifying candidates qualified to serve on our Board of Directors, reviewing the composition of the Board of Directors and its committees, developing and recommending to the Board of Directors corporate governance principles that are applicable to the Partnership, and overseeing the evolution of the Board of Directors. The members of our nominating and corporate governance committee are Ms. Hill (Chairman), Mr. D’Aniello, Ms. Fitt and Mr. Hance.
Code of Conduct and Code of Ethics for Financial Professionals
We have a Code of Conduct and a Code of Ethics for Financial Professionals, which apply to our principal executive officers, principal financial officer and principal accounting officer. Each of these codes is available on our website at http://ir.carlyle.com. We intend to disclose any amendment to or waiver of the Code of Conduct and any waiver of our Code of Ethics for Financial Professionals on behalf of an executive officer or director either on our website or in a Form 8-K filing.

Governance Policy
The Board of Directors of our general partner has a governance policy, which addresses matters such as the Board of Directors’ responsibilities and duties and the Board of Directors’ composition and compensation. The governance policy is available on our website at http://ir.carlyle.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2017, such persons complied with all such filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy
Our business as an alternative asset management firm is dependent on the services of our named executive officers and other key employees. Among other things, we rely on our executive officers to set the strategy for our business and to allocate resources to manage our complex global operations.  In addition, we depend on our personnel's ability to find, select and execute investments, oversee and improve portfolio company operations to create value for our investors, find and develop relationships with fund investors and other sources of capital and provide other services that are essential to our success by supporting our investment teams, LP relations group and the corporate infrastructure of our firm.  Therefore, it is important that our named executive officers and other key employees are compensated in a manner that motivates them to excel and encourages them to remain with our firm.
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
Our senior Carlyle professionals (including our named executive officers) and other key employees invest a significant amount of their own capital in or alongside the funds we advise. In addition, certain of these individuals may be allocated a portion of the carried interest or incentive fees payable in respect of our investment funds. We believe that this approach of seeking to align the interests of our named executive officers and other key employees with those of the investors in our funds has been a key contributor to our strong performance and growth. We also believe that significant equity ownership by our named executive officers and other key employees results in the alignment of their interests with those of our common unitholders.
For the year ended December 31, 2017, our founders, Daniel A. D’Aniello, William E. Conway, Jr. and David M. Rubenstein, served as our co-principal executive officers. We refer to our co-principal executive officers during 2017, together with Glenn A. Youngkin, who served as President and Chief Operating Officer during 2017, Curtis L. Buser, our Chief Financial Officer and Principal Financial Officer, and Jeffrey W. Ferguson, our General Counsel, as our “named executive officers.”
Appointment of New Co-Chief Executive Officers and Directors

In 2017, our Board of Directors undertook a project to identify a new CEO or CEOs and to determine the employment and compensation arrangements for such individual or individuals.  Our founders, together with a subcommittee of the Board comprised of Lawton Fitt, Tony Welters and Janet Hill, lead a search process to identify possible internal and external candidates.  The Board of Directors retained Russell Reynolds to assist in the evaluation and assessment of the skills and characteristics of possible internal CEO candidates and other members of the executive management team. The Board subcommittee met on numerous occasions to discuss the candidates, possible leadership structures and future roles, including the future roles of our founders, both with Russell Reynolds and among themselves. They also met frequently with the founders and reported to the full Board of Directors.  Once Messrs. Lee and Youngkin were identified, these directors and our founders held further meetings to discuss the new Co-CEO employment and compensation arrangements.  The Board of Directors engaged Korn Ferry Hay Group as its compensation consultant to assist with the determination of the new arrangements for the Co-CEOs.  Korn Ferry Hay Group provided market compensation data in order to provide a general understanding of current compensation practices, information on best practices and trends and modeling of various alternative compensation structures to our Board of Directors. They also worked closely with the Board of Directors on determining an appropriate selection of metrics to be used in measuring performance under the new incentive plan arrangements.

Effective January 1, 2018, Kewsong Lee and Glenn Youngkin were appointed as our new Co-Chief Executive Officers and also became members of our Board of Directors. In connection with their appointments, effective January 1, 2018, Messrs. Conway and Rubenstein transitioned from their prior roles as Co-Chief Executive Officers and became Co-Executive Chairmen of our Board and Mr. D’Aniello became Chairman Emeritus of our Board. Each of Messrs. Conway, D'Aniello and Rubenstein continue to serve as members of our Executive Group.

Effective on January 1, 2018, in connection with their respective new appointments, our Board of Directors approved new compensation arrangements for Messrs. Lee and Youngkin and, on October 23, 2017, we entered into new employment agreements with each of Messrs. Lee and Youngkin related to their service as our Co-Chief Executive Officers. The compensation arrangements for the Co-CEOs were designed to further align their interests with our investors.

The employment agreements each provide for a five-year term commencing on January 1, 2018 and continuing until December 31, 2022 or until such employment agreement is otherwise terminated in accordance with its terms (the “Term”). Under the employment agreements, each Co-CEO will receive a base salary of $275,000, which may be increased from time to time by our Board of Directors. In addition, during the Term, each Co-CEO will be eligible to receive an annual cash bonus equal to the distributions per common unit of the Partnership paid with respect to the applicable calendar year multiplied by 2,500,000 (subject to equitable adjustment by our Board of Directors in order to account for distributions, splits, reorganizations, recapitalizations, mergers, consolidations, spin-offs, combinations, exchanges or other similar events; and, following a Change of Control (as defined in the Second Amended and Restated Agreement of Limited Partnership of Partnership, dated as of September 13, 2017), the parties must negotiate and agree to an adjustment such that after the Change of Control the bonus opportunity is no less favorable to the Co-CEO than prior to the Change of Control). The employment agreements also provided for the payment by us of legal fees incurred by the Co-CEOs in connection with the negotiation of the employment agreements. The employment agreements also contain specified severance provisions and restrictive covenants that are described below in the section entitled “—Potential Payments Upon Termination or Change in Control.”

Pursuant to the terms of the employment agreement and as approved by the Co-CEO Award Committee of our Board of Directors in February 2018, each of our Co-Chief Executive Officers also received a one-time grant of time-vesting deferred restricted common units (“DRUs”) with respect to 1,250,000 common units of the Partnership and a one-time performance-vesting DRU award with respect to a target of 1,250,000 common units of the Partnership, in each case under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The time-vesting DRUs were granted on February 1, 2018 and the performance-vesting DRUs were granted on February 6, 2018. The time-vesting DRUs generally will vest in equal installments over five years, subject to the continued employment of the Co-CEO. The performance-vesting DRUs generally will vest and settle annually in five equal target installments, subject to the continued employment of the Co-CEO, with the opportunity to earn between 0% and 200% of the target amount of the performance-vesting DRUs based on the level of achievement of specified performance metrics that will be set by our Board of Directors at the beginning of each performance year. For the fiscal 2018 performance year, the first installment of the performance-vesting DRUs will vest and settle at the end of the one-year performance period based on the Partnership’s level of achievement against the Fee Related Earnings, Distributable Earnings and Fee-Earning Assets Under Management Raised targets established by our of Board of Directors. Of the total target number of performance DRUs awarded for the fiscal 2018 performance year, 75% will vest subject to achievement against the Fee Related Earnings target, 15% will vest subject to achievement against the Distributable Earnings target and 10% will vest subject to achievement against Fee-Earning Assets Under Management Raised ("FEAUM Raised") target. Fee Related Earnings is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Financial Measures-Non-GAAP Financial Measures-Fee Related Earnings.” Distributable Earnings is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations Key Financial Measures-Non-GAAP Financial Measures-Distributable Earnings.” FEAUM Raised represents fee earning capital raised from limited partners and excludes capital commitments made by the firm or through our internal coinvestment program. Any performance-vesting DRUs earned will vest upon certification by our Board of Directors of the performance of the Partnership against the applicable target performance metrics for the prior year. When assessing performance against the applicable prior year target performance metrics, our Board of Directors reserves the ability to adjust the actual fiscal year results to exclude the effects of extraordinary, unusual or infrequently occurring events. Following a Change of Control, the parties must agree on performance measures that provide for a threshold, target and maximum opportunity that is substantially similar to the opportunity in place prior to the Change of Control. See “—Potential Payments upon Termination or Change in Control” below for a description of the potential vesting that each of the Co-Chief Executive Officers may be entitled to in connection with a Change in Control or certain terminations of employment.

Compensation Committee

Executive compensation decisions for 2017 and prior years were made by our founders. In December 2017, in connection with the appointment of our new Co-Chief Executive Officers, we formed a compensation committee that will assume responsibility for approving all forms of compensation to be provided to, and employment agreements with, our Co-Chief Executive Officers, establishing and reviewing our general compensation philosophy, and reviewing, approving and overseeing the administration of our Equity Incentive Plan. Our Co-Chief Executive Officers will review and approve, or recommend to the compensation committee, compensation for our other executive officers.

Compensation Elements
The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of Carlyle Holdings partnership units, DRUs and, for certain of our named executive officers, carried interest, equity pool or key executive incentive plan ("KEIP") interests. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. We periodically review the compensation of our key employees, including our named executive officers, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our named executive officers. In 2017, compensation decisions and decisions regarding the allocation of carried interest and KEIP interests to our named executive officers, senior Carlyle professionals and other employees were made by our founders and other senior Carlyle professionals and not by our independent directors.
Base Salary. For 2017, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers typically should not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.
Annual Discretionary Bonuses. For 2017, our named executive officers were awarded bonuses, with the exception of our founders. The aggregate amounts of the bonuses were $1,500,000 for Mr. Youngkin, $1,500,000 for Mr. Buser and $1,500,000 for Mr. Ferguson. We paid 90% of each named executive officer's bonus in cash in December 2017 and paid the balance by granting an amount of DRUs that was equal to the remaining 10% of the total bonus amount in February 2018. The DRUs granted as part of the discretionary bonus for services provided in 2017 for the remaining 10% of the total bonus amount vest on August 1, 2019, 18 months after the grant date of February 1, 2018. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2018.
The discretionary bonuses for each of our named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. The specific factors considered in determining the discretionary bonuses for Messrs. Youngkin, Buser and Ferguson are discussed below. Our founders determined that they would not accept an annual bonus for 2017 in order to further align their interests with our unitholders.
The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the individual performance and contributions of the named executive officer to our business during 2017, the named executive officer’s potential to enhance investment returns and contribute to the long-term value of our common units and the named executive officer's tenure at his level. An overview of the main factors that were considered in determining the annual cash bonuses for 2017 include:

•	Achieving strong investment fund performance to create value for our investors;

•	Strategically expanding the firm's product offerings for our fund investors;

•	Raising approximately $43 billion in new commitments across our platform during 2017;

•	Managing our business through a continuing period of intense regulatory scrutiny of our industry;

•	Resolving certain historical legacy liabilities;

•	Continuing to enhance and grow our Global Credit business and develop additional ancillary Global Credit investment products;

•	Driving and overseeing the development of new or improved processes to further enhance the capabilities of our our investor services teams;

•	Maintaining disciplined cost control management and accountability for meeting or exceeding our firm operating budget.
Each of our named executive officers provided critical and significant contributions to Carlyle’s achievements in 2017. In assessing Mr. Youngkin’s performance and individual contribution, we considered his overall leadership role, including in evaluating new products and business strategies and in investor outreach, and his operational oversight of our business on a global basis. In assessing Mr. Buser’s performance, we considered his oversight of our accounting, finance and treasury functions and his leadership role in managing our preferred unit offering that closed in September 2017, driving and overseeing the development of new or improved processes to further enhance the capabilities of our investor services teams and maintaining disciplined cost control management and accountability for meeting or exceeding our firm operating budget across our global business. In assessing Mr. Ferguson’s performance, we considered his oversight of our global legal and compliance team, his role in managing our litigation and his efforts to address legal and regulatory considerations applicable to our investment advisory business and to our firm as a public company, including his role in the successful resolution of certain historical legacy liabilities.
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
Equity Pool Program. Prior to our initial public offering in 2012, we facilitated employees sharing in the future potential value of all our investment activities through our equity pool program, which gave participants equity pool units that represented an economic stake in all the investments made in that calendar year. The last equity pool was formed in 2011, prior to our IPO. The equity pool was structured so that in a given year, the equity pool receives a portion of any carried interest proceeds Carlyle earns from all investments made during the respective calendar year. On a semi-annual basis, participants receive cash distributions equivalent to the equity pool unit value times their number of equity pool units. We anticipate that distributions from the equity pools will decline over the next few years as we exit investments in the respective equity pools. Of our named executive officers, only Mr. Youngkin, Mr. Buser and Mr. Ferguson previously received equity pool units and only Messrs. Buser and Ferguson received equity pool distributions in 2017.
Key Executive Incentive Program (KEIP). In March 2014, we adopted a new methodology for determining potential future grants to certain key executives of DRUs and/or common units of the Partnership under the Equity Incentive Plan. The KEIP is intended to be an incentive to participants to align their economic interests with those of our fund investors and our common unitholders, as well as with Carlyle’s overall performance. Under the terms of the KEIP, for each applicable calendar year commencing with 2014, when we began the program, we calculate the number of DRUs to be issued to the participating executives based on the carried interest generated by the investment pool composed of the portfolio investments acquired during the calendar year by any of our carry funds. On a semi-annual basis, based on the amount of carried interest distributed during that period (less any funds escrowed to secure giveback obligations during that period) in the investment pool and the participating executive’s participation percentage, we calculate a number of DRUs to be granted to such executive for that period by reference to that executive’s interest in the investment pool for that period divided by the fair market value of our common units on the relevant grant date. The grant of such DRUs is anticipated to be made on November 1 of each year for carry distributed during the first and second quarters of the calendar year and on May 1 of the following year for carry distributed during the third and fourth quarters of the calendar year, subject in each case to a minimum grant threshold value of $100,000 for each six-month period. Each DRU grant will vest six months from the grant date.

Mr. Youngkin received participation percentages in the KEIP for 2014, 2015 and 2016. From time to time, additional key executives may be eligible to participate in the KEIP at our discretion. We did not allocate any participation percentages in the KEIP for 2017. On May 1, 2017, we granted Mr. Youngkin 6,470 DRUs, which represented his accrued but unpaid KEIP distributions in the 2014, 2015 and 2016 KEIP as of December 31, 2016. These DRUs vested on November 1, 2017. We anticipate that in May 2018, Mr. Youngkin will be granted DRUs with a value equivalent to $120,646, which represents his accrued but unpaid KEIP distributions in the 2014, 2015 and 2016 KEIP as of December 31, 2017.

Other Equity Grants.
Carlyle Holdings Partnership Units. At the time of the initial public offering, our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested upon receipt. A portion of the Carlyle Holdings partnership units received by employees other than our founders in exchange for their contribution of interests in the Parent Entities and other interests are subject to vesting, as are certain additional Carlyle Holdings partnership units we have issued subsequent to our IPO in connection with certain acquisitions. As of December 31, 2017, of the portion of the Carlyle Holdings partnership units that are subject to vesting, only one tranche, representing one sixth of the Carlyle Holdings partnership units subject to vesting, remains unvested and will vest on May 2, 2018.
Bonus Holdback DRU Grants. As part of the annual bonuses awarded to our named executive officers (other than the founders, who do not receive bonuses), we paid a portion of such bonuses in Bonus Holdback DRUs. On February 1, 2017, Messrs. Buser, Youngkin and Ferguson each were granted 7,559, 8,721 and 7,559 Bonus Holdback DRUs, respectively. These Bonus Holdback DRUs represented 10% of the total bonus amount awarded to each respective named executive officer for services provided in 2016. These Bonus Holdback DRUs will vest on August 1, 2018, 18 months after the grant date. These Bonus Holdback DRUs are reflected as stock awards for 2017 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2017 table.
On February 1, 2018, Messrs. Buser, Youngkin and Ferguson each were granted 5,803 Bonus Holdback DRUs. These Bonus Holdback DRUs represented 10% of the total bonus amount awarded to each respective named executive officer for services provided in 2017. These Bonus Holdback DRUs will be reflected as stock awards for 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table in our Form 10-K for the year-ended December 31, 2018. Because the value of these Bonus Holdback DRUs is directly tied to the performance of the Partnership, we believe this fosters a strong alignment of interests between our named executive officers and our unitholders.
Annual Discretionary DRU Grants. As part of our year-end compensation program, on February 1, 2017, we awarded discretionary DRU grants to Messrs. Buser and Ferguson, based on their 2016 performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each DRU grant was approved by our Equity Plan Administrator, which for 2016 was comprised of our three founders. On February 1, 2017, Mr. Buser received a grant of 174,194 DRUs and Mr. Ferguson received a grant of 96,775 DRUs. These DRU grants vest 40% on August 1, 2018, 30% on August 1, 2019 and 30% on August 1, 2020. These DRUs are reflected as stock awards for 2017 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2017 table.
As part of our year-end compensation program, on February 1, 2018, we awarded discretionary DRU grants to Messrs. Youngkin, Buser and Ferguson based on their 2017 performance, leadership, overall responsibilities and expected future contribution to the firm's success. The size of each grant was approved by our Equity Plan Administrator, which for 2017 was comprised of our three founders.

•
Time-Vested DRU Grants. On February 1, 2018, Mr. Youngkin received a grant of 100,000 time-vesting DRUs, Mr. Buser received a grant of 113,379 time-vesting DRUs and Mr. Ferguson received a grant of 68,028 time-vesting DRUs. These time-vesting DRU grants vest 40% on August 1, 2019, 30% on August 1, 2020 and 30% on August 1, 2021. Mr. Youngkin received this grant due to his overall leadership role, including in evaluating new products and business strategies and in investor outreach, and his operational oversight of our business on a global basis. Mr. Buser received this grant due to his strong performance during 2017 as our Chief Financial Officer, including his oversight of our accounting, finance and treasury functions and his leadership role in managing our preferred unit offering that closed in September 2017, driving and overseeing the development of new or improved processes to further enhance the capabilities of our investor services teams and maintaining disciplined cost control management and accountability for meeting or exceeding our firm operating budget across our global business. Mr. Ferguson received this grant due to his oversight of our global legal and compliance team, his role in managing our litigation and his efforts to address legal and regulatory considerations applicable to our investment advisory business and to our firm as a public company, including his role in the successful resolution of certain historical legacy liabilities. These DRUs will be reflected as stock awards for 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table in our Form 10-K for the year-ended December 31, 2018.

•
Performance DRU Grants. On February 6, 2018, Mr. Buser received a performance-vesting DRU award with respect to a target of 45,352 performance-vesting DRUs. Mr. Buser will have the opportunity to earn between 0% and 200% of the target amount of performance-vesting DRUs based on the level of achievement against the performance targets, subject to Mr. Buser's continued employment by the Partnership. Mr. Buser's performance-vesting DRUs will vest subject to the Partnership's achievement of the same performance targets and weighting as is applicable to our Co-CEOs which are described above under "—Appointment of New Co-Chief Executive Officers and Directors." Mr. Buser received this DRU grant due to his strong performance during 2017 as our Chief Financial Officer, including his oversight of our accounting, finance and treasury functions and his leadership role in managing our preferred unit offering that closed in September 2017, driving and overseeing the development of new or improved processes to further enhance the capabilities of our investor services teams and maintaining disciplined cost control management and accountability for meeting or exceeding our firm operating budget across our global business. These DRUs will be reflected as stock awards for 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table in our Form 10-K for the year-ended December 31, 2018.

Our founders do not receive DRU awards.
Compensation Committee Report
In December 2017, we formed a compensation committee of the Board of Directors. The compensation committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Anthony Welters (Chairman)
William E. Conway, Jr.
Daniel A. D'Aniello
David M. Rubenstein
Lawton W. Fitt

Compensation Committee Interlocks and Insider Participation

Executive compensation decisions for 2017 and prior years were made by our founders. In December 2017, our Board of Directors formed a compensation committee consisting of Messrs. Welters (Chairman), Conway, D'Aniello and Rubenstein and Ms. Fitt. Our founders served as co-principal executive officers during 2017 and continue to serve as executive officers of the Partnership following the appointments of Messrs. Youngkin and Lee as our new Co-Chief Executive Officers. For a description of certain transactions between us and the members of our compensation committee, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table
The following table presents summary information concerning compensation of our named executive officers during the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015. For our named executive officers who own direct carried interest allocations or allocations of incentive fees at the fund level or who participate in the equity pool program, we have reported in the "All Other Compensation" column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year. The Principal Positions referenced below are as of January 1, 2018.

Name and Principal Position	Year	Salary ($)	Cash Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
William E. Conway, Jr.	2017	275,000	—	—	6,750	(3)	281,750
Founder, Co-Executive Chairman and Co-Chief Investment Officer	2016	275,000	—	—	6,625	(3)	281,625
(co-principal executive officer)	2015	275,000	—	—	6,625	(3)	281,625
Daniel A. D'Aniello	2017	275,000	—		6,750	(4)	281,750
Founder and Chairman Emeritus	2016	275,000	—		6,625	(3)	281,625
(co-principal executive officer)	2015	275,000	—	—	6,625	(3)	281,625
David M. Rubenstein	2017	275,000	—	—	6,750	(3)	281,750
Founder and Co-Executive Chairman	2016	275,000	—	—	6,625	(3)	281,625
(co-principal executive officer)	2015	275,000	—	—	6,625	(3)	281,625
Curtis L. Buser	2017	275,000	1,350,000	2,510,672	132,800	(4)	4,268,472
Chief Financial Officer	2016	275,000	1,170,000	987,741	132,892	(4)	2,565,633
(principal financial officer)	2015	275,000	1,350,000	992,522	247,476	(4)	2,864,998
Glenn A. Youngkin	2017	275,000	1,350,000	246,094	3,704,275	(5)	5,575,369
Co-Chief Executive Officer	2016	275,000	1,350,000	196,927	3,389,484	(5)	5,211,411
	2015	275,000	2,025,000	2,077,513	1,360,033	(5)	5,737,546
Jeffrey W. Ferguson	2017	275,000	1,350,000	1,445,387	8,880	(6)	3,079,267
General Counsel	2016	275,000	1,170,000	122,533	213,395	(6)	1,780,928
	2015	275,000	1,260,000	1,029,524	621,690	(6)	3,186,214

(1)
For each year shown, the amount shown represents the cash portion of the year-end bonus paid in December of that year, but excludes the portion paid in Bonus Holdback DRUs in February of the following year. As part of the discretionary bonuses for services provided in 2017, 2016 and 2015, each of our named executive officers (other than our founders) received 10% of his bonus in a grant of DRUs.

(2)
This amount represents the grant-date fair value of DRUs granted in for the year shown, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. Amounts reported for 2017 reflect the portion of the 2016 year-end bonus paid in Bonus Holdback DRU awards, which were granted to Messrs. Buser, Youngkin and Ferguson on February 1, 2017. The grant-date fair value of the Bonus Holdback DRU awards is computed in accordance with GAAP and differs from the dollar amount of the portion of the 2016 year-end bonus that was held back. Amounts reported also reflect a DRU award granted to Mr. Youngkin on May 1, 2017 with respect to his accrued KEIP distributions through December 31, 2016 and the annual discretionary DRU awards that were granted to Messrs. Buser and Ferguson on February 1, 2017.

(3)	This amount represents our 401(k) matching contributions.

(4)
This amount represents cash distributions of $126,050, $126,267 and $240,851 received by Mr. Buser in respect of his equity pool interest for 2017, 2016 and 2015 respectively, and also includes $6,750, $6,625, and $6,625 in 401(k) matching contributions for 2017, 2016 and 2015, respectively.

(5)
This amount represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level of $3,697,525, $3,382,859 and $1,353,408 for 2017, 2016 and 2015, respectively; and also includes $6,750, $6,625 and $6,625 in 401(k) matching contributions for 2017, 2016 and 2015, respectively.

(6)
This amount represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level of $0, $206,770 and $615,065 for 2017, 2016 and 2015, respectively. This amount also includes $6,750, $6,625 and $6,625 in 401(k) matching contributions for 2017, 2016 and 2015, respectively and $2,130 received by Mr. Ferguson in respect of his equity pool interest for 2017.

Grants of Plan-Based Awards in 2017
The number of DRUs shown under the column heading “All Other Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested DRUs that were granted to the relevant named executive officers in 2017. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718. For additional information regarding the determination of grant date fair value, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

		Stock Awards(1)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards
William E. Conway, Jr.	—	—		$—
Daniel A. D’Aniello	—	—		$—
David M. Rubenstein	—	—		$—
Curtis L. Buser	2/1/2017	174,194	(2)	$2,396,909
	2/1/2017	7,559	(3)	$113,763
Glenn A. Youngkin	2/1/2017	8,721	(3)	$131,251
	5/1/2017	6,470	(4)	$114,843
Jeffrey W. Ferguson	2/1/2017	96,775	(2)	$1,331,624
	2/1/2017	7,559	(3)	$113,763

(1)	The references to “stock,” “shares” or “units” in this table refer to DRUs.

(2)	Represents discretionary DRU grants awarded to Messrs. Buser and Ferguson. These DRU grants will vest 40% on August 1, 2018; 30% on August 1, 2019; and 30% on August 1, 2020.

(3)	Represents Bonus Holdback DRUs awarded to Messrs. Buser, Youngkin and Ferguson, all of which will vest on August 1, 2018.

(4)	Represents a DRU grant with respect to Mr. Youngkin's accrued KEIP distributions through December 31, 2016. These DRUs vested on November 1, 2017.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017
Terms of Carlyle Holdings Partnership Units
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
Transfer Restrictions. As of May 2, 2017, the fifth anniversary of our initial public filing, employee holders of our Carlyle Holdings partnership units, including our founders and our other senior Carlyle professionals, are permitted to transfer or exchange any such units without our consent. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement."
Equity Incentive Plan Awards
In connection with our initial public offering, the firm adopted the Equity Incentive Plan, which is a source of new equity-based awards and permits us to grant to our senior Carlyle professionals, employees, directors of our general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, DRUs, phantom restricted common units and other awards based on our common units and Carlyle Holdings partnership units. Unvested DRUs granted to our named executive officers under the Equity Incentive Plan generally will be forfeited upon termination of employment. For a description of the potential vesting that the named executive officers may be entitled to with respect to their DRUs in connection with a Change of Control (as defined in the Equity Incentive Plan) or certain terminations of employment see “Potential Payments upon Termination or Change in Control” below. In addition, all vested and unvested DRUs will be immediately forfeited in the event the holder is terminated for cause, or if such person materially breaches any applicable restrictive covenant. For more information regarding the DRUs granted to our named executive officers under the Equity Incentive Plan, including the vesting criteria, see the sections entitled “Key Executive Incentive Program (KEIP)” and “Other Equity Awards” above.

Outstanding Equity Awards at 2017 Fiscal-Year End
The following table provides information regarding outstanding unvested equity awards held by our named executive officers as of December 31, 2017. Some of the Carlyle Holdings partnership units received by certain of our named executive officers as a part of the reorganization we effected prior to our initial public offering are subject to vesting; however, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested at issuance. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units and unvested DRUs held by the named executive officer by the closing market price of $22.90 per Carlyle common unit on December 29, 2017, the last trading day of 2017.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
William E. Conway, Jr.		—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis L. Buser (2)	316,864	$7,256,186
Glenn A. Youngkin (3)	724,824	$16,598,470
Jeffrey W. Ferguson (4)	216,055	$4,947,660

(1)	The references to “stock,” “shares” or “units” in this table refer to Carlyle Holdings partnership units and DRUs.

(2)
Mr. Buser's 316,864 units are composed of 32,588 unvested Carlyle Holdings partnership units, all of which will vest on May 2, 2018; 276,717 discretionary DRUs of which 105,097 will vest on August 1, 2018, 119,362 will vest on August 1, 2019, 52,258 will vest on August 1, 2020; and 7,559 Bonus Holdback DRUs, all of which will vest on August 1, 2018.

(3)
Mr. Youngkin’s 724,824 units are composed of 650,199 unvested Carlyle Holdings partnership units, all of which will vest on May 2, 2018; 65,904 discretionary DRUs of which 22,813 will vest on August 1, 2018 and 43,091 will vest on August 1, 2019; and 8,721 Bonus Holdback DRUs, all of which will vest on August 1, 2018.

(4)
Mr. Ferguson's 216,055 units are composed of 85,951 unvested Carlyle Holdings partnership units, all of which will vest on May 2, 2018; 122,545 discretionary DRUs, of which 50,116 will vest on August 1, 2018; 43,397 will vest on August 1, 2019; and 29,032 will vest on August 1, 2020; and 7,559 Bonus Holdback DRUs, all of which will vest on August 1, 2018.

Option Exercises and Stock Vested in 2017
As we have never issued any options, our named executive officers had no option exercises during the year ended December 31, 2017. Some of our named executive officers had equity awards vest during the year ended December 31, 2017.

	Stock Awards(1)
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (5)
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis L. Buser (2)	91,533	$1,787,193
Glenn A. Youngkin (3)	739,393	$13,168,833
Jeffrey W. Ferguson (4)	122,186	$2,245,612

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and Carlyle common units.

(2)	The value for Mr. Buser is based on the value of 32,588 Carlyle Holdings partnership units that vested on May 2, 2017 and 58,945 common units received upon the vesting of DRUs on August 1, 2017.

(3)
The value for Mr. Youngkin is based on the value of 650,200 Carlyle Holdings partnership units that vested on May 2, 2017 and 82,723 common units received upon the vesting of DRUs on August 1, 2017 and 6,470 common units received upon vesting of DRUs on November 1, 2017.

(4)	The value for Mr. Ferguson is based on the value of 85,951 Carlyle Holdings partnership units that vested on May 2, 2017 and 36,235 common units received upon the vesting of DRUs on August 1, 2017.

(5)
For both Carlyle Holdings partnership units and common units, the value realized on vesting was calculated by multiplying the number of Carlyle Holdings partnership units and the number of common units received upon vesting by the closing market price per common unit on the applicable vesting date.

Pension Benefits for 2017

We do not provide pension benefits to our named executive officers.
Nonqualified Deferred Compensation for 2017
We do not provide defined contribution plans for the deferral of compensation on a basis that is not tax-qualified.
Potential Payments upon Termination or Change in Control
Other than as described below, none of our named executive officers are entitled to any additional payments or benefits upon termination of employment, upon a change in control of our company or upon retirement, death or disability.
Upon a Change of Control (as defined in the Equity Incentive Plan) or a termination of employment because of death or disability, any unvested DRUs held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 29, 2017, the last business day of 2017, each of our named executive officers would have vested in the following numbers of DRUs, having the following values based on our closing market price of $22.90 per Carlyle common unit on December 29, 2017: Messrs. Conway, D’Aniello and Rubenstein had no outstanding unvested DRUs at December 29, 2017; Mr. Buser – 284,276 DRUs with an aggregate value of $6,509,920; Mr. Youngkin – 74,625 DRUs with an aggregate value of $1,708,913 and Mr. Ferguson – 130,104 DRUs with an aggregate value of $2,979,382.

Co-Chief Executive Officer Employment Agreements

Severance Arrangements. The Co-Chief Executive Officer employment agreements provide that, upon a termination of employment by a Co-CEO for Good Reason or by Carlyle without Cause, such Co-CEO is entitled to receive cash severance, subject to the execution of a release and compliance with certain restrictive covenants, payable over the 12-month severance period (or, if shorter, through the end of the Term) of a monthly amount equal to annual base salary, Average Annual Bonus (as defined in the employment agreements; the Average Annual Bonus is payable in a lump sum in the later of February 2019 or the end of the severance period if termination occurs in the first year of the Term rather than over a 12-month period) and 12-months of COBRA premiums divided by the number of months in the severance period. Upon a termination of employment by a Co-CEO for Good Reason or by Carlyle without Cause or in the case of the death or disability of a Co-CEO, such Co-CEO is also entitled to a prorated portion of his annual bonus for the portion of the year of termination during which the Co-CEO was employed and, if terminated after the end of a calendar year and before payment of the annual bonus for such year, the annual bonus for the prior year. If a Co-CEO is terminated for any reason other than Cause after the end of the Term, any annual bonus payment for the fifth year of the Term that has not yet been paid will be paid.

Equity Awards. The Co-Chief Executive Officer employment agreements provide that, upon a termination of employment by a Co-CEO for Good Reason (as defined in the employment agreements) or by us without Cause (as defined in the employment agreements), subject to the execution of a release and compliance with certain restrictive covenants, a portion of such Co-CEO’s time-vesting and performance-vesting DRUs will vest (at target with respect to performance-vesting DRUs) on the next scheduled vesting date following the date of such termination, in an amount equal to: (i) the amount that would have vested on such vesting date had such Co-CEO remained employed through such date plus (ii) if such termination occurs in the first four years of the Term, a pro rata portion of the DRUs related to the portion of the year of termination prior to termination (or, if such termination occurs in the January or February prior to the scheduled vesting date in such year, 12 months). If such a termination occurs following a Change of Control during the Term, a Co-CEO will vest in an additional year of DRUs (both time-vesting DRUs and performance-vesting DRUs (at target with respect to performance-vesting DRUs)), but in a maximum amount that is not more than the total number of DRUs granted. Upon the death or disability of a Co-CEO, the time-vesting and performance-vesting DRUs that were granted to such Co-CEO will vest in full (with vesting to occur at the target amount with respect to the performance-vesting DRUs) to the extent not yet vested. Upon a termination of employment of a Co-CEO for Cause, all vested and unvested time-vesting and performance-vesting DRUs of such Co-CEO will be automatically forfeited. If a Co-CEO is terminated for any reason other than Cause after the end of the Term, any time-vesting or performance-vesting DRUs that are not yet vested will continue to vest (based on actual performance for the performance-vesting DRUs).

Restrictive Covenants. The Co-Chief Executive Officer employment agreements also include restrictive covenants limiting the Co-CEO’s ability to solicit employees of Carlyle for 12 months following the termination of employment (but not past the occurrence of a Change of Control) or compete with Carlyle or solicit its investors for 12 months following a termination of employment (but not past the earlier of the end of the Term or the occurrence of a Change of Control). The Co-CEOs are also subject to confidentiality covenants and may not disclose publicly or discuss our fundraising efforts or the name of any fund vehicle that has not had a final closing with any member of the press. The Co-CEOs and Carlyle are subject to certain cooperation covenants and, during a Co-CEOs employment and for five years following a termination, non-disparagement obligations.

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
Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the total annual compensation for each of our co-principal executive officers to the median of the annual total compensation of all our employees (other than our co-principal executive officers) (the “CEO Pay Ratio”). For 2017, our co-principal executive officers were Messrs. Conway, D’Aniello and Rubenstein. Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies.

As of December 31, 2017, we employed more than 1,600 individuals, including 654 investment professionals, located in 31 offices across six continents. We identified our median employee using our global employee population as of October 31, 2017. To identify our median employee, we used annual base salary and bonuses earned (guaranteed and discretionary) in

2017. Application of our consistently applied compensation measure identified eight employees with the same total annual base salary and bonus earned in 2017. Therefore, in order to identify our median employee, we calculated the annual total compensation in accordance with the requirements of the Summary Compensation Table for all eight employees and identified the two middle employees from the even-numbered group. We then selected our median employee from among the two middle employees by reviewing the components of their annual total compensation and selecting the employee whose compensation characteristics more accurately reflected the compensation of a typical employee.

For 2017, the annual total compensation for each of our co-principal executive officers was $281,750, respectively, and our median employee’s annual total compensation was $201,315. Accordingly, our CEO Pay Ratio for 2017 for each of our co-principal executive officers was 1.4:1.

Going forward, we expect that our CEO Pay Ratio will differ substantially from our 2017 CEO Pay Ratio as a result of the appointments of Messrs. Lee and Youngkin as our new Co-CEOs, effective January 1, 2018. While historically the annual total compensation received by our former co-principal executive officers has been limited solely to an annual base salary and 401(k) matching contributions in light of their unique status as founders of our firm, the employment agreements entered into with our new Co-CEOs provide for additional significant elements of compensation.

Director Compensation

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the Board of Directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. See “Item 13. Certain Relationships and Related Person Transactions—Other Transactions.” In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with such service.

In 2017, each director who was not an employee of or advisor to Carlyle received an annual retainer of $225,004, $125,000 of which was paid in cash and $100,004 of which was paid in the form of a grant of DRUs on May 1, 2017. These DRUs will vest on May 1, 2018, the first anniversary of the grant date. We paid an additional $25,000 annual cash retainer to Mr. Shaw, the Chairman of the audit committee for 2017.
At the end of 2017, our Board of Directors reviewed our non-employee director compensation, which has remained unchanged since 2014, and determined it was appropriate to make a moderate increase in the annual compensation payable to non-employee directors of the Company. Beginning in 2018, each director that is not an employee of or advisor to Carlyle will receive an annual retainer of $250,000, $130,000 of which is payable in cash and $120,000 of which is payable in the form of an annual deferred restricted common unit award that will vest on the first anniversary of the grant date. In addition and in connection with the above review, our Board of Directors also determined it was appropriate to pay our lead independent director and the Chair of our newly formed compensation and nominating & corporate governance committees the same additional $25,000 annual cash retainer that is paid to the Chair of our audit committee. These changes in the Company’s non-employee director compensation policy are effective as of the beginning of 2018.

Director Compensation in 2017

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2017:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Lawton W. Fitt	$125,000	$100,004	$225,004
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$125,000	$100,004	$225,004
Edward J. Mathias (2)(3)	$—	$—	$—
Dr. Thomas S. Robertson	$125,000	$100,004	$225,004
William J. Shaw	$150,000	$100,004	$250,004
Anthony Welters	$125,000	$100,004	$225,004

(1)
The reference to “stock” in this table refers to DRUs. Amounts represent the grant date fair value of the DRU awards granted on May 1, 2017 to each director who is not an employee of or advisor to the Partnership, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the computation of grant date fair value, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(3)	Mr. Mathias resigned as a director of our general partner effective December 31, 2017.
The following table provides information regarding outstanding unvested equity awards held by our non-employee directors as of December 31, 2017:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Lawton W. Fitt	5,634	$129,019
Janet Hill	5,634	$129,019
Dr. Thomas S. Robertson	5,634	$129,019
William J. Shaw	5,634	$129,019
Anthony Welters	5,634	$129,019

(1)	The references to “stock” or “shares” in this table refer to our DRUs.

(2)
The dollar amounts shown under this column were calculated by multiplying the number of unvested DRUs held by the director by the closing market price of $22.90 per Carlyle common unit on December 29, 2017, the last trading day of 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of February 9, 2018 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. None of the directors or executive officers of our general partner hold any preferred units of The Carlyle Group L.P. We are managed by our general partner, Carlyle Group Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe that the common units or the preferred units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	44,499,644	19.0%
Daniel A. D’Aniello (3)	—	—	44,499,644	19.0%
David M. Rubenstein	—	—	46,999,644	20.0%
Kewsong Lee	329,472	*	—	—
Glenn A. Youngkin (3)	389,293	*	5,671,088	2.4%
Lawton W. Fitt	25,220	*	—	—
James H. Hance, Jr.	12,285	*	251,380	*
Janet Hill	25,220	*	—	—
Thomas S. Robertson	25,220	*	—	—
William J. Shaw	25,220	*	—	—
Anthony Welters	33,643	*	—	—
Curtis L. Buser	70,334	*	260,708	*
Peter J. Clare (3)	18,660	*	4,611,030	2.0%
Jeffrey W. Ferguson	31,852	*	627,816	*
All executive officers and directors as a group (14 persons)	986,419	*	147,420,954	62.8%

*	Less than 1%

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

(3)
The Carlyle Holdings partnership units shown in the table above for the named executive officers and directors include the following units held for the benefit of family members with respect to which such person disclaims beneficial ownership: Mr. D’Aniello – 285,714 units held in a trust for which Mr. D’Aniello is the investment trustee; Mr. Youngkin – 142,857 units held in a trust for which Mr. Youngkin is the investment trustee; and Mr. Clare – 273,632 units held in a trust for which Mr. Clare is the investment trustee.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	15,470,416	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	15,470,416	—	—

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Incentive Plan as of December 31, 2017.

(2)
The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Incentive Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2018, pursuant to this formula, 33,491,450 units were available for issuance under the Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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
For the year ended December 31, 2017, we made payments totaling $2,673,251 pursuant to the tax receivable agreement. Those payments included $251,165 to Mr. Conway; $250,561 to Mr. D'Aniello; $0 to Mr. Rubenstein; $0 to Mr. Youngkin; $0 to Mr. Hance; $0 to Mr. Buser; $89,943 to Mr. Clare; $11,536 to Mr. Ferguson; and $10,080 to Mr. Mathias. None of our independent directors nor Mr. Lee are limited partners of the Carlyle Holdings partnerships and hence, they are not eligible to receive any payments under the tax receivable agreement.
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
On September 13, 2017, in connection with the issuance of the Series A Preferred Units, the limited partnership agreements of the Carlyle Holdings partnerships were amended to provide for preferred units with economic terms designed to mirror those of the Series A Preferred Units, which we refer to as the Mirror Units. The Carlyle Group L.P., directly or through its wholly owned subsidiaries, holds all of the issued and outstanding Mirror Units.
Exchange Agreement
We have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, which includes applicable remaining vesting and minimum retained ownership requirements and other applicable transfer restrictions, each holder and certain transferees of Carlyle Holdings partnership units may exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis up to four times per year, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Following such exchanges, the common units typically will be immediately sold.
As of December 31, 2017, limited partners of the Carlyle Holdings partnerships owned an aggregate of 234,813,858 Carlyle Holdings partnership units (including the Holdings Units held by Mubadala). All of the Carlyle Holdings partnership units held by our founders and Mubadala are fully vested. Of the outstanding Carlyle Holdings partnership units held by our other senior Carlyle professionals, 89% are vested and 11% are unvested as of December 31, 2017. The remaining unvested Carlyle Holdings units generally will vest in one remaining installment on May 2, 2018. Commencing in the second quarter of 2017, senior Carlyle professionals were able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. We facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units.

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
Firm Use of Our Executive Officers' Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello, Rubenstein and Lee. Messrs. Conway, D’Aniello, Rubenstein and Lee paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello, Rubenstein and Lee and other of our personnel is made at market rates, which during 2017 totaled $8,700 for Mr. Conway, $232,065 for Mr. D’Aniello, $436,385 for Mr. Rubenstein and $66,499 for Mr. Lee. We also made payments for services and supplies relating to business use flight operations to managers of the aircrafts of Messrs. D’Aniello, Conway, Rubenstein and Lee, which during 2017 aggregated $470,886 in the case of Mr. Conway’s aircraft, $972,397 in the case of Mr. D’Aniello’s aircraft, $2,897,308 in the case of Mr. Rubenstein’s aircraft and $178,613 in the case of Mr. Lee's aircraft. Consistent with the terms of our agreement with a third party administrator (the "Aircraft Administrator"), in 2017, we received payments from and made payments to the Aircraft Administrator to adjust the estimated annual costs of operating the aircraft related to 2016 flight operations. In 2017, we made payments to the Aircraft Administrator in the amount of $18,170 related to Mr. Conway's aircraft, and received payments from the Aircraft Administrator in the amounts of $65,606 and $73,182 related to Mr. D'Aniello's and Mr. Rubenstein's aircraft, respectively.
Investments In and Alongside Carlyle Funds
Our directors and executive officers are permitted to co-invest their own capital in and alongside our investment funds. The opportunity to invest in and alongside our investment funds is also available to all of our senior Carlyle professionals and to those of our employees whom we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. We encourage our eligible professionals to invest in and alongside our investment funds because we believe that such investing further aligns the interests of our professionals with those of our fund investors and our firm. Our directors and officers may also purchase outstanding interests in our investment funds, whereupon the interests may no longer be subject to management fees or carried interest in some cases.
Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments generally are not subject to management fees, incentive fees or carried interest. These co-investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co-investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. We intend to continue our co-investment program and we expect that our eligible professionals, including our senior Carlyle professionals and our executive officers and directors collectively will continue to invest significant amounts of their own capital in and alongside the investment funds that we advise or manage.
Certain members of the Board of Directors of our general partner are employees of Carlyle (Messrs. Conway, D’Aniello, Rubenstein, Lee, Youngkin and Clare) and one member of the Board of Directors of our general partner is an operating executive of Carlyle (Mr. Hance) and each also own investments in and alongside our investment funds. The amount invested in and alongside our investment funds during 2017 by certain of our directors and by our executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $161,847,726 for Mr. Conway; $123,535,882 for Mr. D’Aniello; $120,123,945 for Mr. Rubenstein; $4,576,722 for Mr. Lee; $17,774,580 for Mr. Youngkin; $987,669 for Mr. Hance; $600,546 for Mr. Shaw; $1,947,335 for Mr. Welters; $681,986 for Mr. Buser; $24,686,514 for Mr. Clare; $804,499 for Mr. Ferguson; and $28,925 for Mr. Mathias. None of Ms. Fitt, Ms. Hill or Mr. Robertson made any co-investments in 2017.
Certain of our directors and our executive officers (and their family members and investment vehicles) also made additional commitments to our investment funds during 2017. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to our investment funds during 2017 of approximately $752.4 million, and the total unfunded commitments of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2017 was $291,888,653 for Mr. Conway; $271,593,388 for

Mr. D’Aniello; $291,147,571 for Mr. Rubenstein; $13,632,202 for Mr. Lee; $65,748,239 for Mr. Youngkin; $3,553,074 for Mr. Hance; $2,489,327 for Mr. Shaw; $24,272,617 for Mr. Welters; $2,794,298 for Mr. Buser; $70,583,251 for Mr. Clare; $2,105,645 for Mr. Ferguson and $105,039 for Mr. Mathias. None of Ms. Fitt, Ms. Hill or Mr. Robertson has any unfunded commitments to our investment funds as of December 31, 2017.
Other Transactions
Mr. Hance, a member of the Board of Directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2017, an operating executive fee in respect of his service in such capacity of $250,000 and, on May 1, 2017, a grant of 5,634 deferred restricted common units. Mr. Hance was also previously allocated direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2017, Mr. Hance received distributions of $7,241 in respect of such carried interest.
Mr. Mathias, who resigned as a member of the Board of Directors of our general partner on December 31, 2017, is a Managing Director of Carlyle and received, for the year ended December 31, 2017, total cash compensation in respect of his service in such capacity of $865,381. Mr. Mathias received a salary of $250,000. Of Mr. Mathias’ $500,000 discretionary bonus, $450,000 was paid in cash and the balance was mandatorily granted in deferred restricted common units in February 2018. These deferred restricted common units will vest on August 1, 2019. Mr. Mathias was also previously allocated interests in the firm’s equity pool, as well as direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2017, Mr. Mathias received distributions of $2,130 in respect of such equity pool and of $163,251 in respect of such carried interest.
Statement of Policy Regarding Transactions with Related Persons
The Board of Directors of our general partner has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to the General Counsel of our general partner any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our conflicts committee or another independent body of the Board of Directors of our general partner. No related person transaction will be executed without the approval or ratification of our conflicts committee or another independent body of the Board of Directors of our general partner. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2017 and 2016 (dollars in millions):

	Year Ended December 31, 2017
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.9	(a)	$13.9	(d)	$19.8
Audit-Related Fees	$1.9	(b)	$12.4	(e)	$14.3
Tax Fees	$1.0	(c)	$0.3	(d)	$1.3
All Other Fees	$—		$—		$—
Total	$8.8		$26.6		$35.4
	Year Ended December 31, 2016
	Carlyle		Carlyle Funds		Total
Audit Fees	$6.2	(a)	$13.4	(d)	$19.6
Audit-Related Fees	$0.1	(b)	$10.1	(e)	$10.2
Tax Fees	$0.7	(c)	$0.8	(d)	$1.5
All Other Fees	$—		$—		$—
Total	$7.0		$24.3		$31.3

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

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.4 million and $0 for the years ended December 31, 2017 and 2016, respectively.

(d)
Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0 and $0.3 million for the years ended December 31, 2017 and 2016, respectively.

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
3.1
Certificate of Limited Partnership of The Carlyle Group L.P., dated as of July 18, 2011, by and among Carlyle Group Management L.L.C. and the limited partners thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

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

4.8
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

10.4.1
Amendment No. 1 to Exchange Agreement, dated as of November 2, 2016, among Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., related to the Exchange Agreement, dated as of May 2, 2012, among Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 011-35538) filed with the SEC on November 3, 2016).

10.4.2
Amendment No. 2 to Exchange Agreement, dated as of September 13, 2017, among Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., related to the Exchange Agreement, dated as of May 2, 2012, among Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 011-35538) filed with the SEC on September 13, 2017).

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

10.8+	Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on April 16, 2012).

10.9+
Noncompetition Agreement with William E. Conway, Jr. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.10+
Noncompetition Agreement with Daniel A. D’Aniello (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.11+
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

10.13
Lease, dated January 10, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.14
Lease, dated April 16, 2010, between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.15
First Amendment to Deed of Lease, dated November 8, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

Exhibit No.	Description

10.16
Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on March 14, 2013).

10.16.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 27, 2014).

10.17
Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.17.1
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

10.18
Non-Exclusive Aircraft Lease Agreement, dated as of December 26, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C as Lessee (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on March 14, 2013).

10.18.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 26, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 27, 2014).

10.19*	Non-Exclusive Aircraft Lease Agreement dated as of September 29, 2017 by and between Kewsong Lee as Lessor and Carlyle Investment Management L.L.C. as Lessee.

10.20
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

10.22.1
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

Exhibit No.	Description

10.22.2
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

10.22.3
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

10.23
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.24+*	Employment Agreement of Kewsong Lee, dated as of October 23, 2017.

10.25+*	Employment Agreement of Glenn A. Youngkin, dated as of October 23, 2017.

10.26+*	Form of Global Deferred Restricted Common Unit Agreement.

10.27+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.28+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 26, 2015).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Second Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 13, 2017).

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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
Date: February 15, 2018

The Carlyle Group L.P.
By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February 2018.

Signature	Title
/s/ William E. Conway, Jr. William E. Conway, Jr.	Co-Executive Chairman, Co-Chief Investment Officer and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman Emeritus and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Executive Chairman and Director

/s/ Kewsong Lee Kewsong Lee	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Glenn A. Youngkin Glenn A. Youngkin	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ Pamela L. Bentley Pamela L. Bentley	Chief Accounting Officer (principal accounting officer)

/s/ Peter J. Clare Peter J. Clare	Co-Chief Investment Officer and Director