Form 10-Q
period 2018-03-31
Carlyle Group L.P.
filed 2018-05-01
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of April 26, 2018 was 101,391,063.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the United States Securities and Exchange Commission (“SEC”) on February 15, 2018, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

•	Global Credit: Distressed credit, energy credit, opportunistic credit and corporate mezzanine funds, and other closed-end credit funds advised by Carlyle

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

We include in our calculation of AUM and Fee-earning AUM certain NGP management fee funds and carry funds that are advised by NGP and certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”). Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business.
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

Our calculations of AUM and Fee-earning AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management fees, incentive fees or performance allocations. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
Assets
Cash and cash equivalents	$1,068.2	$1,000.1
Cash and cash equivalents held at Consolidated Funds	355.9	377.6
Restricted cash	9.8	28.7
Corporate treasury investments	375.9	376.3
Investments, including accrued performance allocations of $3,650.1 million and $3,664.3 million as of March 31, 2018 and December 31, 2017, respectively	5,310.4	5,288.6
Investments of Consolidated Funds	4,995.9	4,534.3
Due from affiliates and other receivables, net	274.0	263.4
Due from affiliates and other receivables of Consolidated Funds, net	180.5	50.8
Fixed assets, net	97.8	100.4
Deposits and other	61.2	54.1
Intangible assets, net	34.0	35.9
Deferred tax assets	178.2	170.4
Total assets	$12,941.8	$12,280.6
Liabilities and partners’ capital
Debt obligations	$1,603.9	$1,573.6
Loans payable of Consolidated Funds	4,554.5	4,303.8
Accounts payable, accrued expenses and other liabilities	318.9	355.1
Accrued compensation and benefits	2,149.0	2,222.6
Due to affiliates	178.1	229.9
Deferred revenue	230.7	82.1
Deferred tax liabilities	78.9	75.6
Other liabilities of Consolidated Funds	720.0	422.1
Accrued giveback obligations	64.8	66.8
Total liabilities	9,898.8	9,331.6
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	387.5	387.5
Partners’ capital (common units 101,391,063 and 100,100,650 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	729.8	701.8
Accumulated other comprehensive loss	(67.9)	(72.7)
Non-controlling interests in consolidated entities	409.3	404.7
Non-controlling interests in Carlyle Holdings	1,584.3	1,527.7
Total partners’ capital	3,043.0	2,949.0
Total liabilities and partners’ capital	$12,941.8	$12,280.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
Revenues
Fund management fees	$264.5	$246.3
Incentive fees	6.3	5.6
Investment income (loss)
Performance allocations
Realized	220.6	77.6
Unrealized	87.5	598.4
Principal investment income (loss)
Realized	27.5	(0.2)
Unrealized	26.6	46.5
Total investment income	362.2	722.3
Interest and other income	22.5	10.4
Interest and other income of Consolidated Funds	47.3	42.9
Revenue of a real estate VIE	—	92.6
Total revenues	702.8	1,120.1
Expenses
Compensation and benefits
Base compensation	187.3	146.0
Equity-based compensation	84.9	72.8
Performance allocations and incentive fee related compensation
Realized	108.4	45.8
Unrealized	49.6	271.3
Total compensation and benefits	430.2	535.9
General, administrative and other expenses	95.0	93.8
Interest	17.9	15.0
Interest and other expenses of Consolidated Funds	35.9	45.2
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	119.6
Other non-operating expenses	0.3	—
Total expenses	579.3	809.5
Other income
Net investment gains of Consolidated Funds	2.0	17.1
Income before provision for income taxes	125.5	327.7
Provision for income taxes	7.8	5.8
Net income	117.7	321.9
Net income attributable to non-controlling interests in consolidated entities	11.0	3.3
Net income attributable to Carlyle Holdings	106.7	318.6
Net income attributable to non-controlling interests in Carlyle Holdings	67.0	235.6
Net income attributable to The Carlyle Group L.P.	39.7	83.0
Net income attributable to Series A Preferred Unitholders	5.9	—
Net income attributable to The Carlyle Group L.P. Common Unitholders	$33.8	$83.0
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$0.34	$0.97
Diluted	$0.30	$0.90
Weighted-average common units
Basic	100,732,493	85,337,534
Diluted	111,303,988	91,967,452
Distributions declared per common unit	$0.33	$0.16
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2018		2017
Net income	$117.7		$321.9
Other comprehensive income
Foreign currency translation adjustments	30.6		10.1
Defined benefit plans
Unrealized loss for the period	(1.0)		—
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.2		0.3
Other comprehensive income	29.8	—	10.4
Comprehensive income	147.5		332.3
Comprehensive income attributable to non-controlling interests in consolidated entities	(22.3)		(6.9)
Comprehensive income attributable to Carlyle Holdings	125.2		325.4
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(79.8)		(240.6)
Comprehensive income attributable to The Carlyle Group L.P.	$45.4		$84.8
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$117.7	$321.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.7	10.0
Equity-based compensation	84.9	72.8
Non-cash performance allocations and incentive fees	(71.9)	(348.8)
Other non-cash amounts	6.9	0.1
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	15.4	(35.2)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(17.4)	18.1
Purchases of investments by Consolidated Funds	(911.1)	(691.5)
Proceeds from sale and settlements of investments by Consolidated Funds	529.9	755.6
Non-cash interest income, net	(0.9)	(1.5)
Change in cash and cash equivalents held at Consolidated Funds	311.6	375.0
Change in other receivables held at Consolidated Funds	(128.7)	(23.6)
Change in other liabilities held at Consolidated Funds	(3.9)	(82.1)
Principal investment income	(53.8)	(44.8)
Purchases of investments	(100.7)	(56.8)
Proceeds from the sale of investments	225.2	168.8
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Changes in deferred taxes, net	(2.8)	(3.1)
Change in due from affiliates and other receivables	5.1	(2.4)
Change in receivables and inventory of a real estate VIE	—	(27.9)
Change in deposits and other	(12.1)	(6.7)
Change in other assets of a real estate VIE	—	(1.7)
Change in accounts payable, accrued expenses and other liabilities	(38.3)	12.6
Change in accrued compensation and benefits	(82.9)	(159.8)
Change in due to affiliates	(15.5)	67.1
Change in other liabilities of a real estate VIE	—	56.6
Change in deferred revenue	147.5	188.0
Net cash (used in) provided by operating activities	(22.6)	514.9
Cash flows from investing activities
Purchases of fixed assets, net	(4.7)	(3.7)
Net cash used in investing activities	(4.7)	(3.7)
Cash flows from financing activities
Payments on debt obligations	(6.8)	—
Proceeds from debt obligations	34.5	66.1
Net payments on loans payable of a real estate VIE	—	(7.4)
Net borrowings (payments) on loans payable of Consolidated Funds	180.6	(330.5)
Distributions to common unitholders	(33.2)	(13.7)
Distributions to preferred unitholders	(5.9)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(77.5)	(38.9)
Contributions from non-controlling interest holders	3.4	—
Distributions to non-controlling interest holders	(21.1)	(38.0)
Common units repurchased	—	(0.2)
Change in due to/from affiliates financing activities	(19.2)	31.2
Net cash provided by (used in) financing activities	54.8	(331.4)
Effect of foreign exchange rate changes	21.7	10.8
Increase in cash, cash equivalents and restricted cash	49.2	190.6
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$1,078.0	$874.6
Supplemental non-cash disclosures
Net increase (decrease) in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$(0.3)	$1.0
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$1.9	$—
Tax receivable agreement liability	$1.5	$—
Total partners’ capital	$0.4	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,068.2	$799.2
Restricted cash	9.8	75.4
Total cash, cash equivalents and restricted cash, end of period	$1,078.0	$874.6

Cash and cash equivalents held at Consolidated Funds	$355.9	$377.6
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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions (see Note 13).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”), and a real estate development company (until its deconsolidation in the third quarter of 2017) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain amounts within the financial statements of each individual prior period presented have been adjusted to reflect the Partnership's change in accounting principle for performance-based capital allocations (see Note 2). Accordingly, the applicable prior period column headings are labeled “As Adjusted.”
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”).
The Partnership evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3)whether the Partnership's involvement would make it the primary beneficiary. In evaluating whether the Partnership holds a variable interest, fees (including management fees, incentive fees and performance allocations) that are customary and commensurate with the level of services provided, and where the Partnership does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Partnership considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.

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
As of March 31, 2018, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $5.5 billion and $5.3 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2018, the Partnership held $242.7 million of investments in these consolidated CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s unaudited condensed consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to unconsolidated VIEs were as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Investments	$1,129.3	$1,066.2
Due from affiliates, net	0.1	0.1
Maximum Exposure to Loss	$1,129.4	$1,066.3
Additionally, as of March 31, 2018, the Partnership had $72.8 million and $10.9 million recognized in the condensed consolidated balance sheet related to accrued performance allocations and management fee receivables, respectively, related to the unconsolidated VIEs.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Partnership’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance allocations and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements and the resulting impact on performance allocations and incentive fees. Actual results could differ from these estimates and such differences could be material.
Revenue Recognition
On January 1, 2018, the Partnership adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) under the modified retrospective method. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Revenue is recognized when the entity transfers promised goods or

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocated the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
Upon adoption of ASU 2014-9, performance allocations that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprises substantially all of the Partnership's previously reported performance fee revenues) are accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASU 2014-9. In accordance with ASC 323, the Partnership records equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements. The Partnership applied this change in accounting principle on a full retrospective basis, which resulted in a reclassification of amounts previously reported as accrued performance fees to investments in the accompanying consolidated balance sheets and amounts previously reported as performance fees to performance allocations within investment income (loss) in the accompanying consolidated statements of operations. See Note 4 for additional information on the components of investments and investment income following this change in accounting principle. Amounts previously reported as performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASU 2014-9 and are included in incentive fees in the consolidated statements of operations. The following table shows the impact of this reclassification to our previously reported amounts in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	As Previously Reported	Reclassifications	As Adjusted
	(Dollars in millions)
Performance fees[1]
Realized	$83.2	$(77.6)	$5.6
Unrealized	598.4	(598.4)	—
Total performance fees[1]	$681.6	$(676.0)	$5.6
Investment income (loss)[2]
Realized	$(0.2)	$77.6	$77.4
Unrealized	46.5	598.4	644.9
Total investment income[2]	$46.3	$676.0	$722.3

(1)	As adjusted, amounts now labeled as incentive fees in the unaudited condensed consolidated statements of operations.

(2)	As adjusted, amounts now labeled as performance allocations and principal investment income within investment income (loss) in the unaudited condensed consolidated statements of operations.
The adoption of ASU 2014-9 did not materially change our historical pattern of recognizing revenue for management fees, incentive fees, and performance allocations (for arrangements within the scope of ASC 323). The Partnership has applied the guidance in ASU 2014-9 only to contracts that are not completed as of January 1, 2018. The Partnership recorded an adjustment of $0.8 million for the cumulative effect of adoption in partners' capital on January 1, 2018, which reduced total partners' capital. Additionally, while the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for our significant management and advisory contracts. The customer determination impacts the Partnership's analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018 as the Partnership controls the inputs to its investment management performance obligation. For the three months ended March 31, 2018, these costs were approximately $6.1 million and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fund Management Fees

The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. The Partnership considers the performance obligations in its contracts with its funds to be the promise to provide (or to arrange for third parties to provide) investment management services related to the management, policies and operations of the funds.

As it relates to the Partnership’s performance obligation to provide investment management services, the Partnership typically satisfies this performance obligation over time as the services are rendered (under the output method described in ASC 606), since the funds simultaneously receive and consume the benefits provided as the Partnership performs the service. The transaction price is the amount of consideration to which the Partnership expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Partnership is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value ("NAV") or AUM. Given that the management fee basis is susceptible to market factors outside of the Partnership’s influence, management fees are constrained. Accordingly, estimates of future period management fees are generally not included in the transaction price because these estimates are constrained. The transaction price for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.
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

As of both March 31, 2018 and December 31, 2017, management fee receivables were $47.7 million and are included in due from affiliates and other receivables, net, in our unaudited condensed consolidated balance sheets.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $6.6 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively, net of any offsets as defined in the respective

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

partnership agreements. Fund management fees generally exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Partnership arranges for the investment funds, the Partnership concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Partnership concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

The Partnership also incurs certain costs, primarily employee travel and entertainment costs, employee compensation and systems costs, for which it receives reimbursement from the investment funds in connection with its performance obligation to provide investment and management services. For reimbursable travel, compensation and systems costs, the Partnership concluded it controls the services provided by its employees and the resources used to develop applicable systems before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Partnership to manage the fund limited partnerships are presented on a gross basis in interest and other income in our unaudited condensed consolidated statements of operations and the expense in general, administrative and other expenses or base compensation in our unaudited condensed consolidated statements of operations.

Incentive Fees

In connection with management contracts from certain of its Global Credit funds, the Partnership is also entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved. Incentive fees are variable consideration because they are contingent upon the investment vehicle achieving stipulated investment return hurdles. Investment returns are highly susceptible to market factors outside of the Partnership’s influence. Accordingly, incentive fees are constrained until all uncertainty is resolved. Estimates of future period incentive fees are generally not included in the transaction price because these estimates are constrained. The transaction price for incentive fees is generally the amount determined at the end of each accounting period to which they relate because that is when the uncertainty for that period is resolved, as these fees are not subject to clawback.
Investment Income (Loss), including Performance Allocations
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership's equity method investments, including any associated general partner performance allocations, and other principal investments, including CLOs.
General partner performance allocations consist of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest).
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, the Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, and external co-investment vehicles, or approximately 2% to 10% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2018 and December 31, 2017, the Partnership has recognized $64.8 million and $66.8 million, respectively, for giveback obligations.
Principal investment income (loss) includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee, as it relates to its investments in NGP (see Note 4). Principal investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $46.0 million and $40.5 million for the three months ended March 31, 2018 and 2017, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
The Partnership recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Partnership recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the unaudited condensed consolidated statement of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of both March 31, 2018 and December 31, 2017, the Partnership had recorded a liability of $1.9 billion related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

Non-controlling Interests
Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third-party investors. These interests are adjusted for general partner allocations which occur during the reporting period. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Transaction costs incurred in connection with such changes in ownership of a subsidiary are recorded as a direct charge to partners’ capital.
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
Investments
Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, including any associated general partner accrued performance allocations in the Funds, (ii) strategic investments made by the Partnership (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Partnership’s unaudited condensed consolidated financial statements), and (iv) investments in the CLOs and certain credit-oriented investments (which are accounted for as trading securities).
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Principal Equity Method Investments
The Partnership accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated Funds and strategic investments, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the Partnership, adjusted for the equity in earnings or losses of the investee (including performance allocations) allocated based on the respective partnership agreement, less distributions received. The Partnership evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including investments with original maturities of less than three months when purchased.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.
Restricted Cash
Restricted cash primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $2.7 million and $2.5 million during the three months ended March 31, 2018 and 2017, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the three months ended March 31, 2018 was primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.

Accumulated Other Comprehensive Loss
The Partnership’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017 were as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Currency translation adjustments	$(63.8)	$(68.8)
Unrealized losses on defined benefit plans	(4.1)	(3.9)
Total	$(67.9)	$(72.7)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $6.7 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for the Partnership on January 1, 2019, however early adoption is permitted. The Partnership does not expect the impact of this guidance to be material.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. The guidance was effective for the Partnership on January 1, 2018, and ASU 2016-18 required the guidance to be applied using a retrospective transition method. The Partnership reflected this change in presentation of restricted cash in the unaudited condensed consolidated statement of cash flows included in these financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of several discrete cash flow issues, including the treatment of cash distributions from equity method investments. The guidance was effective for the Partnership on January 1, 2018, and ASU 2016-15 requires the guidance to be applied using a retrospective transition method. The Partnership has determined that the impact of this guidance was not material to its consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Partnership on January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. The Partnership is continuing to assess the impact of this guidance, and the Partnership's total assets and total liabilities on its consolidated balance sheet will increase upon adoption of this guidance.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2018:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.8	$10.8
Bonds	—	—	486.2	486.2
Loans	—	—	4,498.6	4,498.6
Other	—	—	0.3	0.3
	—	—	4,995.9	4,995.9
Investments in CLOs and other	—	—	454.3	454.3
Corporate treasury investments
Bonds	—	199.3	—	199.3
Commercial paper and other	—	176.6	—	176.6
	—	375.9	—	375.9
Foreign currency forward contracts	—	0.2	—	0.2
Total	$—	$376.1	$5,450.2	$5,826.3
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,554.5	$4,554.5
Contingent consideration	—	—	1.1	1.1
Foreign currency forward contracts	—	0.3	—	0.3
Total	$—	$0.3	$4,555.6	$4,555.9

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

There were no transfers from Level II to Level I during the three months ended March 31, 2018 and 2017.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Partnership’s co-executive chairman of the board, chairman emeritus, co-chief executive officers, chief risk officer, chief financial officer, chief accounting officer, co-chief investment officer and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Partnership’s audit committee and others. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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
Loans Payable of a Real Estate VIE – Prior to its deconsolidation in 2017, the Partnership elected the fair value option to measure the loans payable of a real estate VIE at fair value. The fair values of the loans were primarily based on discounted cash flows analyses, which considered the liquidity and current financial condition of the real estate VIE. These loans were classified as Level III.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2018
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$7.9	$413.4	$4,112.7	$0.3	$405.4	$4,939.7
Purchases	—	124.5	786.7	—	45.0	956.2
Sales and distributions	—	(55.4)	(239.8)	—	(3.0)	(298.2)
Settlements	—	—	(234.8)	—	—	(234.8)
Realized and unrealized gains (losses), net
Included in earnings	2.7	(6.8)	(8.4)	—	2.1	(10.4)
Included in other comprehensive income	0.2	10.5	82.2	—	4.8	97.7
Balance, end of period	$10.8	$486.2	$4,498.6	$0.3	$454.3	$5,450.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$2.7	$(6.2)	$(8.8)	$—	$2.1	$(10.2)

	Financial Assets
	Three Months Ended March 31, 2017
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.3	$396.4	$3,485.6	$1.4	$152.6	$4,046.3
Purchases	—	66.1	625.4	—	—	691.5
Sales and distributions	—	(56.4)	(408.1)	—	(2.1)	(466.6)
Settlements	—	—	(291.1)	—	—	(291.1)
Realized and unrealized gains (losses), net
Included in earnings	0.3	5.3	31.0	0.1	2.9	39.6
Included in other comprehensive income	0.2	6.2	30.4	—	2.5	39.3
Balance, end of period	$10.8	$417.6	$3,473.2	$1.5	$155.9	$4,059.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.3	$5.1	$28.4	$0.1	$2.9	$36.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended March 31, 2018
	Loans Payable of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$4,303.8	$1.0	$4,304.8
Borrowings	751.4	—	751.4
Paydowns	(570.8)	—	(570.8)
Realized and unrealized (gains) losses, net
Included in earnings	(17.5)	0.1	(17.4)
Included in other comprehensive income	87.6	—	87.6
Balance, end of period	$4,554.5	$1.1	$4,555.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(24.5)	$0.1	$(24.4)

	Financial Liabilities
	Three Months Ended March 31, 2017
	Loans Payable of Consolidated Funds	Contingent Consideration	Loans Payable of a real estate VIE	Total
Balance, beginning of period	$3,866.3	$1.5	$79.4	$3,947.2
Borrowings	431.5	—	—	431.5
Paydowns	(762.0)	—	(7.4)	(769.4)
Realized and unrealized (gains) losses, net
Included in earnings	18.1	—	5.3	23.4
Included in other comprehensive income	33.6	—	0.5	34.1
Balance, end of period	$3,587.5	$1.5	$77.8	$3,666.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$26.4	$—	$5.3	$31.7
Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of Consolidated Funds are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating expense (income), and such gains and losses for loans payable of a real estate VIE (for periods prior to September 30, 2017) are included in interest and other expenses of a real estate VIE and loss on deconsolidation in the unaudited condensed consolidated statement of operations.

Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the unaudited condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2018:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2018
Assets
Investments of Consolidated Funds:
Equity securities	$6.7	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
	4.1	Consensus Pricing	Indicative Quotes ($ per share)	0 - 60 (55)

Bonds	486.2	Consensus Pricing	Indicative Quotes (% of Par)	49 - 106 (97)
Loans	4,498.6	Consensus Pricing	Indicative Quotes (% of Par)	69 - 104 (100)
Other	0.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	9 - 9 (9)
	4,995.9
Investments in CLOs and other:
Senior secured notes	401.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (4%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (60%)
			Indicative Quotes (% of Par)	99 - 102 (101)
Subordinated notes and preferred shares	53.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 11% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (60%)
			Indicative Quotes (% of Par)	73 - 97 (83)
Total	$5,450.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,334.8	Other	N/A	N/A
Subordinated notes and preferred shares	41.2	Other	N/A	N/A
	178.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 11% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (61%)
			Indicative Quotes (% of Par)	78 - 94 (87)
Contingent consideration	1.1	Other	N/A	N/A
Total	$4,555.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2017:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2017
Assets
Investments of Consolidated Funds:
Equity securities	$5.7	Discounted Cash Flow	Discount Rates	10% - 10% (10%)

	2.2	Consensus Pricing	Indicative Quotes ($ per share)	0 - 33 (30)

Bonds	413.4	Consensus Pricing	Indicative Quotes (% of Par)	44 - 107 (98)
Loans	4,112.7	Consensus Pricing	Indicative Quotes (% of Par)	64 - 103 (100)
Other	0.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	9 - 9 (9)
	4,534.3
Investments in CLOs and other
Senior secured notes	357.2	Discounted Cash Flow with Consensus Pricing	Discount Rate	1% - 9% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	98 - 104 (101)
Subordinated notes and preferred shares	48.2	Discounted Cash Flow with Consensus Pricing	Discount Rate	8% - 11% (9%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	63 - 97 (81)
Total	$4,939.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,100.5	Other	N/A	N/A
Subordinated notes and preferred shares	26.9	Other	N/A	N/A
	176.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 11% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	79 - 93 (86)
Contingent consideration	1.0	Other	N/A	N/A
Total	$4,304.8

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include indicative quotes and discount rates. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in CLOs and other investments include discount rates, default rates, recovery rates and indicative quotes. Significant decreases in recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of Consolidated Funds are discount rates, default rates, recovery rates and indicative quotes. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates or indicative quotes in isolation would result in a significantly higher fair value measurement.

4. Investments
Investments consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations	$3,650.1	$3,664.3
Principal equity method investments, excluding performance allocations	1,205.7	1,218.4
Principal investments in CLOs and other	454.6	405.9
Total investments	$5,310.4	$5,288.6

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$2,209.0	$2,272.4
Real Assets	647.9	656.7
Global Credit	50.5	50.6
Investment Solutions	742.7	684.6
Total	$3,650.1	$3,664.3
Approximately 20% and 19% of accrued performance allocations at March 31, 2018 and December 31, 2017, respectively, are related to Carlyle Partners VI, L.P., one of the Partnership's Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$(6.7)	$(8.7)
Real Assets	(58.1)	(58.1)
Total	$(64.8)	$(66.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Partnership’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$369.9	$369.5
Real Assets	755.7	775.1
Global Credit	25.1	23.0
Investment Solutions	55.0	50.8
Total	$1,205.7	$1,218.4

Strategic Investment in NGP
The Partnership’s equity interests in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”) entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the performance allocations (or carried interest) received by such fund general partners.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance allocations, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Management fees	$18.9	$17.6
Performance allocations	12.0	35.6
Investment income	1.3	4.0
Expenses	(2.9)	(26.0)
Amortization of basis differences	(1.8)	(2.1)
Net investment income	$27.5	$29.1
The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $19.5 million and $21.3 million as of March 31, 2018 and December 31, 2017, respectively; these differences are amortized over a period of 10 years ending in 2022.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of March 31, 2018 and December 31, 2017 primarily consisted of $454.6 million and $405.9 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Performance allocations	$308.1	$676.0
Principal investment income from equity method investments (excluding performance allocations)	53.1	45.4
Principal investment income from investments in CLOs and other investments	1.0	0.9
Total	$362.2	$722.3

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Corporate Private Equity	$257.9	$568.0
Real Assets	(3.3)	57.8
Global Credit	2.6	14.4
Investment Solutions	50.9	35.8
Total	$308.1	$676.0

Approximately 47%, or $143.9 million, of performance allocations for the three months ended March 31, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $41.2 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $86.2 million,
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) - $90.0 million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $48.6 million, and
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $(43.2) million.
Approximately 80%, or $537.5 million, of performance allocations for the three months ended March 31, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $184.6 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $253.6 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $165.1 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Corporate Private Equity	$16.2	$7.6
Real Assets	32.7	35.0
Global Credit	0.3	1.3
Investment Solutions	3.9	1.5
Total	$53.1	$45.4

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2018, the Partnership did not form any CLOs for which the Partnership is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Interest income from investments	$46.0	$40.5
Other income	1.3	2.4
Total	$47.3	$42.9

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(15.4)	$35.2
Gains (losses) from liabilities of CLOs	17.4	(18.1)
Total	$2.0	$17.1
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Realized losses	$(2.7)	$(2.1)
Net change in unrealized gains	(12.7)	37.3
Total	$(15.4)	$35.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	March 31, 2018		December 31, 2017
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.8	$25.0	$24.8
CLO Term Loans (See below)	331.5	331.5	294.5	294.5
3.875% Senior Notes Due 2/01/2023	500.0	497.7	500.0	497.6
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Promissory Notes Due 7/15/2019	40.4	40.4	47.2	47.2
Total debt obligations	$1,605.7	$1,603.9	$1,575.5	$1,573.6

Senior Credit Facility
As of March 31, 2018, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of March 31, 2018, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at March 31, 2018, the interest rate was 3.13%). There was no amount outstanding under the revolving credit facility at March 31, 2018. Interest expense under the senior credit facility was not significant for the three months ended March 31, 2018 and 2017. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2018 and December 31, 2017 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2018	Borrowing Outstanding December 31, 2017	Maturity Date (1)	Interest Rate as of March 31, 2018
June 7, 2016	$20.6	$20.6	July 15, 2027	3.52%	(2)
February 28, 2017	76.2	74.3	September 21, 2029	2.33%	(3)
April 19, 2017	22.8	22.8	April 22, 2031	3.68%	(4) (15)
June 28, 2017	23.1	23.1	July 22, 2031	3.67%	(5) (15)
July 20, 2017	24.4	24.4	April 21, 2027	3.28%	(6) (15)
August 2, 2017	22.8	22.8	July 23, 2029	3.55%	(7) (15)
August 2, 2017	21.4	20.9	August 3, 2022	1.75%	(8)
August 14, 2017	22.6	22.6	August 15, 2030	3.68%	(9) (15)
November 30, 2017	22.7	22.7	January 16, 2030	3.45%	(10) (15)
December 6, 2017	19.1	19.1	October 16, 2030	3.37%	(11) (15)
December 7, 2017	21.2	21.2	January 19, 2029	3.10%	(12) (15)
January 30, 2018	19.2	—	January 22, 2030	3.35%	(13) (15)
March 1, 2018	15.4	—	January 15, 2031	3.27%	(14) (15)
	$331.5	$294.5

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months ended March 31, 2018 and 2017.

(3)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(4)	Incurs interest at LIBOR plus 1.932%.

(5)	Incurs interest at LIBOR plus 1.923%.

(6)	Incurs interest at LIBOR plus 1.536%.

(7)	Incurs interest at LIBOR plus 1.808%.

(8)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(9)	Incurs interest at LIBOR plus 1.848%.

(10)	Incurs interest at LIBOR plus 1.7312%.

(11)	Incurs interest at LIBOR plus 1.647%.

(12)	Incurs interest at LIBOR plus 1.365%.

(13)	Incurs interest at LIBOR plus 1.624%.

(14)	Incurs interest at LIBOR plus 1.552%.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three months ended March 31, 2018 and 2017. The fair value of the outstanding balance of the CLO term loans at March 31, 2018 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($76.2 million at March 31, 2018) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2018).

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

Interest expense on the notes was $5.0 million for both the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $507.1 million and $520.4 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $655.8 million and $696.3 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.81% at March 31, 2018). The Partnership may prepay the promissory note in whole or in part at any time without penalty. As a result of prepayments, approximately $108.8 million of the promissory note is outstanding at March 31, 2018 and December 31, 2017. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months ended March 31, 2018 and 2017. The fair value of the outstanding balance of the promissory note at March 31, 2018 and December 31, 2017

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.72% at March 31, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $40.4 million of these promissory notes are outstanding at March 31, 2018. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three months ended March 31, 2018. The fair value of the outstanding balance of these promissory notes at March 31, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2018.
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
As of March 31, 2018 and December 31, 2017, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,381.4	$4,334.8	2.07%		11.32
Subordinated notes, preferred shares and other	209.9	219.7	N/A	(a)	9.34
Total	$4,591.3	$4,554.5

	As of December 31, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,128.3	$4,100.5	2.16%		11.44
Subordinated notes, preferred shares and other	195.2	203.3	N/A	(a)	9.85
Total	$4,323.5	$4,303.8

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2018 and December 31, 2017, the fair value of the CLO assets was $5.4 billion and $4.9 billion, respectively.

6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$1,899.7	$1,894.8
Accrued bonuses	112.2	202.6
Other	137.1	125.2
Total	$2,149.0	$2,222.6

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2018 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,368.5
Real Assets	839.3
Global Credit	491.3
Investment Solutions	149.8
Total	$3,848.9
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (4.70% weighted-average rate at March 31, 2018). As of March 31, 2018 and December 31, 2017, approximately $12.7 million and $13.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2018 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $16.6 million as of March 31, 2018. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $64.8 million at March 31, 2018, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2018. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $4.9 million and $5.1 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2018 and December 31, 2017, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $248.3 million and $247.6 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2018 and December 31, 2017, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2018, approximately $36.8 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $28.0 million.
If, at March 31, 2018, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2018 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $14.2 million and $14.1 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2018	$36.3
2019	47.8
2020	48.7
2021	44.6
2022	41.4
Thereafter	299.7
$518.5
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $64.8 million and $62.9 million as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court is expected to take place in October 2018. The Partnership may be entitled to receive additional amounts from the plaintiff as reimbursement of legal fees and expenses incurred to defend against the claims. In December 2017, the Partnership received approximately $29.8 million from the plaintiff as a deposit towards its obligations to reimburse the Partnership for such expenses, but such amount is subject to repayment pending a final determination of the correct reimbursement amount and the ultimate outcome of the appeal process.
Cobalt International Energy, Inc. ("Cobalt") was a company owned by two of the Legacy Energy funds and funds advised by certain other private equity sponsors.  Cobalt and certain of its affiliates filed for bankruptcy protection on December 14, 2017.  A federal securities class action against Cobalt (In re Cobalt International Energy, Inc. Securities Litigation) was filed in November 2014 in the U.S. District Court for the Southern District of Texas, seeking monetary damages and alleging that Cobalt and its directors made misrepresentations in certain of Cobalt’s securities offering filings relating to:  (i) the value of oil reserves in Angola for which Cobalt had acquired drilling concessions, and (ii) its compliance with the Foreign Corrupt Practices Act regarding its operations in Angola and a U.S. government investigation regarding the same.  The securities class action also named as co-defendants certain securities underwriters and the five private equity sponsors of Cobalt, including Riverstone and the Partnership.  The class action alleged that the Partnership has liability as a "control person" for the alleged misrepresentations in Cobalt's securities offerings as well as insider trading liability.  The federal court dismissed the insider trading claim against the Partnership.  In addition to the class action in federal court, derivative claims were also filed in Texas state court in Houston (Ira Gaines v. Joseph Bryant, et al.) on similar grounds, alleging that the private equity sponsors, including the Partnership, breached their fiduciary duties by engaging in insider trading. No Partnership employee served as a director or executive of Cobalt, and we vigorously contest all allegations made against the Partnership. Cobalt's Chapter 11 plan included releases by Cobalt of any claims, including derivative claims, that Cobalt could have brought arising out of Cobalt's affairs. That Chapter 11 plan was approved on April 5, 2018, but the state class action claim against the Partnership has not yet been dismissed.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French tax authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations, and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership appealed the decision of the French tax court. In December 2017, the French appellate court

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reversed the earlier tax court opinion and awarded the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. On February 22, 2018 the French tax authorities appealed the appellate court decision. The Partnership received the refund and has not recognized income in respect of the refund as of March 31, 2018, pending a final determination on any further appeal. The full amount of the refund is held at CEREP I and its subsidiaries. As CEREP I is a consolidated fund, the refund of €117.5 million is recorded in our assets and liabilities of consolidated funds as of March 31, 2018.
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

During 2017, the Partnership entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S. In connection with these settlements, the Partnership acquired certain rights to recoveries from certain marine cargo insurance policies and is continuing to undertake efforts to obtain reimbursement for the misappropriation of petroleum. There is no assurance that the Partnership will be successful in any of its recovery efforts and the Partnership will not recognize any amounts in respect of such recoveries until such amounts are probable of payment.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Partnership's financial results in any particular period.
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2018, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

Other Contingency

The Partnership, indirectly through certain Carlyle real estate investment funds, had an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company. During 2017, the Partnership disposed of its interests in Urbplan in a transaction with a third party. The third party acquired operational control and all of the economic interests in Urbplan in the transaction. For more information, see Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The Partnership is party to certain claims and litigation relating to UrbPlan, including disputes with creditors and customers. The judicial restructuring of UrbPlan may also trigger additional claims against the Partnership. The Partnership does not believe it is probable that the outcome of any Urbplan-related litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.

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
The Partnership considers cash, cash equivalents, securities, receivables, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 7.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Accrued incentive fees	$5.3	$6.3
Unbilled receivable for giveback obligations from current and former employees	4.9	5.1
Notes receivable and accrued interest from affiliates	7.2	22.8
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	256.6	229.2
Total	$274.0	$263.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.11% as of March 31, 2018. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Due to non-consolidated affiliates	$55.4	$75.7
Performance-based contingent cash consideration related to acquisitions	—	37.5
Amounts owed under the tax receivable agreement	94.1	94.0
Other	28.6	22.7
Total	$178.1	$229.9
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as well as certain unit exchanges by senior Carlyle professionals which began in the second quarter of 2017 (see Note 12).
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.9 million and $1.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million for the three months ended March 31, 2018 and 2017, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Senior Carlyle professionals and employees are permitted to participate in co-investment entities that invest in Carlyle funds or alongside Carlyle funds. In many cases, participation is limited by law to individuals who qualify under applicable legal requirements. These co-investment entities generally do not require senior Carlyle professionals and employees to pay management fees or performance allocations, however, Carlyle professionals and employees are required to pay their portion of partnership expenses.
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

9. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction became effective on January 1, 2018. As a result, the provision for income taxes included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 reflects the revised tax rate. Further, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Partnership assessed the impact of the Act during 2017 and believes the material provisions have been properly considered in that period. However, the Partnership will continue to evaluate the provisions of the Act and the impact of any future authoritative guidance.
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $7.8 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2018, the Partnership’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities. Currently, the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014, and 2015 years.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$12.4	$13.3
Non-Carlyle interests in majority-owned subsidiaries	388.8	386.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	8.1	4.9
Non-controlling interests in consolidated entities	$409.3	$404.7
The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(0.9)	$(0.1)
Non-Carlyle interests in majority-owned subsidiaries	8.4	0.8
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	3.5	2.6
Net income attributable to other non-controlling interests in consolidated entities	11.0	3.3
Non-controlling interests in income of consolidated entities	$11.0	$3.3

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$33,800,000	$33,800,000	$83,000,000	$83,000,000
Weighted-average common units outstanding	100,732,493	111,303,988	85,337,534	91,967,452
Net income per common unit	$0.34	$0.30	$0.97	$0.90
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	100,732,493	100,732,493	85,337,534	85,337,534
Unvested deferred restricted common units	—	10,170,967	—	6,031,974
Issuable Carlyle Group L.P. common units	—	400,528	—	—
Issuable Carlyle Holdings Partnership units	—	—	—	597,944
Weighted-average common units outstanding	100,732,493	111,303,988	85,337,534	91,967,452
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units for the three months ended March 31, 2018 are issuable Carlyle Group L.P. common units associated with the Partnership's strategic investments in NGP.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 226,590,279 of vested Carlyle Holdings partnership units and 6,034,039 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2018 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 224,675,389 of vested Carlyle Holdings partnership units and 2,991,731 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2017 were antidilutive, and therefore have been excluded.

12. Equity and Equity-Based Compensation

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no unit repurchases for the three months ended March 31, 2018. Since inception of this program, the Partnership has paid an aggregate of $59.1 million to repurchase and retire 3.7 million units.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three months ended March 31, 2018, current and former senior Carlyle professionals exchanged 917,549 Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $6.0 million from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss. None of Carlyle's named executive officers participated in the quarterly unit exchange.

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
A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2018 and a summary of changes for the three months ended March 31, 2018, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
			Equity Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22
Granted	—	$—	11,287,396	$21.00	—	$—
Vested	12,235	$22.00	471,604	$22.49	7,782	$22.22
Forfeited	—	$—	319,708	$15.42	—	$—
Balance, March 31, 2018	8,082,780	$22.03	26,015,675	$18.21	—	$—

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership recorded compensation expense for deferred restricted common units of $39.5 million and $37.5 million for the three months ended March 31, 2018 and 2017, respectively, with $4.0 million and $4.2 million of corresponding deferred tax benefits, respectively. As of March 31, 2018, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $327.7 million, which is expected to be recognized over a weighted-average term of 3 years.

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
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s 63% economic interests in Claren Road (through January 2017). The Partnership’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment until the three months ended September 30, 2017 when Urbplan was deconsolidated from the Partnership's financial results.
Economic Income (“EI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. EI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance.
Fee Related Earnings (“FRE”) is a component of EI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance revenues, principal investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain.
Distributable Earnings (“DE”) is FRE plus realized net performance revenues, realized principal investment income, and net interest, and is used to assess performance and amounts potentially available for distribution. DE is used by management primarily in making resource deployment and compensation decisions across the Partnership’s four reportable segments. Management also uses Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. Management makes operating decisions and assesses the performance of each of the Partnership’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, the key performance measures discussed above and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2018:

	March 31, 2018 and the Three Months Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$114.1	$74.4	$58.7	$40.3	$287.5
Portfolio advisory fees, net	3.2	0.3	0.1	—	3.6
Transaction fees, net	0.3	2.7	—	—	3.0
Total fund level fee revenues	117.6	77.4	58.8	40.3	294.1
Performance revenues
Realized	188.0	7.8	1.1	14.1	211.0
Unrealized	64.6	2.4	2.6	36.8	106.4
Total performance revenues	252.6	10.2	3.7	50.9	317.4
Principal investment income (loss)
Realized	7.9	8.2	2.5	0.1	18.7
Unrealized	7.0	0.9	2.0	1.0	10.9
Total principal investment income (loss)	14.9	9.1	4.5	1.1	29.6
Interest income	2.0	0.9	3.3	0.5	6.7
Other income	3.1	1.2	1.6	0.2	6.1
Total revenues	390.2	98.8	71.9	93.0	653.9
Segment Expenses
Compensation and benefits
Direct base compensation	67.1	21.9	26.6	19.8	135.4
Indirect base compensation	30.1	12.8	7.4	3.4	53.7
Equity-based compensation	18.7	10.1	5.9	3.0	37.7
Performance revenues related compensation
Realized	90.7	4.0	0.6	12.6	107.9
Unrealized	26.1	(4.9)	1.2	27.1	49.5
Total compensation and benefits	232.7	43.9	41.7	65.9	384.2
General, administrative, and other indirect expenses	32.9	18.1	15.8	8.0	74.8
Depreciation and amortization expense	4.0	1.6	1.4	1.1	8.1
Interest expense	7.0	3.9	5.3	1.6	17.8
Total expenses	276.6	67.5	64.2	76.6	484.9
Economic Income	$113.6	$31.3	$7.7	$16.4	$169.0
(-) Net Performance Revenues	135.8	11.1	1.9	11.2	160.0
(-) Principal Investment Income	14.9	9.1	4.5	1.1	29.6
(+) Equity-based Compensation	18.7	10.1	5.9	3.0	37.7
(+) Net Interest	5.0	3.0	2.0	1.1	11.1
(=) Fee Related Earnings	$(13.4)	$24.2	$9.2	$8.2	$28.2
(+) Realized Net Performance Revenues	97.3	3.8	0.5	1.5	103.1
(+) Realized Principal Investment Income	7.9	8.2	2.5	0.1	18.7
(+) Net Interest	(5.0)	(3.0)	(2.0)	(1.1)	(11.1)
(=) Distributable Earnings	$86.8	$33.2	$10.2	$8.7	$138.9
Segment assets as of March 31, 2018	$3,596.7	$1,837.3	$1,098.2	$1,124.4	$7,656.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$115.7	$56.0	$48.1	$35.8	$255.6
Portfolio advisory fees, net	3.8	0.1	0.1	—	4.0
Transaction fees, net	7.7	—	—	—	7.7
Total fund level fee revenues	127.2	56.1	48.2	35.8	267.3
Performance revenues
Realized	51.3	13.5	5.6	12.6	83.0
Unrealized	515.3	78.7	14.5	23.2	631.7
Total performance revenues	566.6	92.2	20.1	35.8	714.7
Principal investment income (loss)
Realized	0.2	(8.1)	2.4	0.1	(5.4)
Unrealized	5.5	5.2	4.2	1.1	16.0
Total principal investment income (loss)	5.7	(2.9)	6.6	1.2	10.6
Interest income	1.1	0.6	1.6	0.1	3.4
Other income	1.3	0.4	3.4	0.1	5.2
Total revenues	701.9	146.4	79.9	73.0	1,001.2
Segment Expenses
Compensation and benefits
Direct base compensation	55.4	19.7	17.1	16.1	108.3
Indirect base compensation	18.7	10.9	6.6	2.8	39.0
Equity-based compensation	15.0	8.8	4.3	2.0	30.1
Performance revenues related compensation
Realized	26.1	6.8	2.7	12.1	47.7
Unrealized	227.8	19.3	6.8	19.0	272.9
Total compensation and benefits	343.0	65.5	37.5	52.0	498.0
General, administrative, and other indirect expenses	35.0	15.6	23.2	6.8	80.6
Depreciation and amortization expense	3.7	1.8	1.2	0.8	7.5
Interest expense	6.8	4.1	2.6	1.5	15.0
Total expenses	388.5	87.0	64.5	61.1	601.1
Economic Income (Loss)	$313.4	$59.4	$15.4	$11.9	$400.1
(-) Net Performance Revenues	312.7	66.1	10.6	4.7	394.1
(-) Principal Investment Income (Loss)	5.7	(2.9)	6.6	1.2	10.6
(+) Equity-based Compensation	15.0	8.8	4.3	2.0	30.1
(+) Net Interest	5.7	3.5	1.0	1.4	11.6
(=) Fee Related Earnings	$15.7	$8.5	$3.5	$9.4	$37.1
(+) Realized Net Performance Revenues	25.2	6.7	2.9	0.5	35.3
(+) Realized Principal Investment Income (Loss)	0.2	(8.1)	2.4	0.1	(5.4)
(+) Net Interest	(5.7)	(3.5)	(1.0)	(1.4)	(11.6)
(=) Distributable Earnings	$35.4	$3.6	$7.8	$8.6	$55.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2018 and 2017, and Total Assets as of March 31, 2018.

	March 31, 2018 and the Three Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$653.9	$47.3	$1.6	(a)	$702.8
Expenses	$484.9	$44.3	$50.1	(b)	$579.3
Other income	$—	$2.0	$—	(c)	$2.0
Economic income	$169.0	$5.0	$(48.5)	(d)	$125.5
Total assets	$7,656.6	$5,532.3	$(247.1)	(e)	$12,941.8

	Three Months Ended March 31, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,001.2	$42.9	$76.0	(a)	$1,120.1
Expenses	$601.1	$53.0	$155.4	(b)	$809.5
Other loss	$—	$17.1	$—	(c)	$17.1
Economic income (loss)	$400.1	$7.0	$(79.4)	(d)	$327.7

(a)
The Revenues adjustment principally represents fund management fees and performance revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain travel and entertainment costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during 2017, the inclusion of tax expenses associated with certain performance revenues, and adjustments to reflect the Partnership’s ownership interests in Claren Road (through January 2017) that were included in Revenues in the Partnership’s segment reporting.

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership's consolidated fund management fees, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$294.1	$267.3
Adjustments (1)	(29.6)	(21.0)
Carlyle Consolidated - Fund management fees	$264.5	$246.3

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of certain incentive fees from business development companies, and management fees earned from our consolidated CLOs which were eliminated in consolidation to arrive at the Partnership's fund management fees.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain travel and entertainment costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during 2017, changes in the tax receivable agreement liability,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017), as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2018	2017
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$50.1	$67.0
Acquisition related charges and amortization of intangibles and impairment	4.6	8.8
Other non-operating expense	0.3	—
Tax expense associated with performance revenues	(2.1)	(2.9)
Non-Carlyle economic interests in acquired businesses	4.0	87.5
Severance and other adjustments	1.6	2.8
Elimination of expenses of Consolidated Funds	(8.4)	(7.8)
	$50.1	$155.4

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended March 31,
	2018	2017
Income before provision for income taxes	$125.5	$327.7
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	50.1	67.0
Acquisition related charges, including amortization of intangibles and impairment	4.6	8.8
Other non-operating expense	0.3	—
Tax provision associated with performance revenues	(2.1)	(2.9)
Net (income) loss attributable to non-controlling interests in consolidated entities	(11.0)	(3.3)
Severance and other adjustments	1.6	2.8
Economic Income	$169.0	$400.1
Net performance revenues(1)	160.0	394.1
Principal investment income (1)	29.6	10.6
Equity-based compensation	37.7	30.1
Net interest	11.1	11.6
Fee Related Earnings	$28.2	$37.1
Realized performance revenues, net of related compensation	103.1	35.3
Realized principal investment income (loss)(1)	18.7	(5.4)
Net interest	(11.1)	(11.6)
Distributable Earnings	$138.9	$55.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$220.6	$(9.6)	$211.0
Unrealized	87.5	18.9	106.4
Total performance revenues(a)	308.1	9.3	317.4
Performance revenues related compensation expense(b)
Realized	108.4	(0.5)	107.9
Unrealized	49.6	(0.1)	49.5
Total performance revenues related compensation expense(b)	158.0	(0.6)	157.4
Net performance revenues
Realized	112.2	(9.1)	103.1
Unrealized	37.9	19.0	56.9
Total net performance revenues	$150.1	$9.9	$160.0
Principal investment income (loss)
Realized	$27.5	$(8.8)	$18.7
Unrealized	26.6	(15.7)	10.9
Total principal investment income (loss)	$54.1	$(24.5)	$29.6

	Three Months Ended March 31, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$77.6	$5.4	$83.0
Unrealized	598.4	33.3	631.7
Total performance revenues(a)	676.0	38.7	714.7
Performance revenues related compensation expense(b)
Realized	45.8	1.9	47.7
Unrealized	271.3	1.6	272.9
Total performance revenues related compensation expense(b)	317.1	3.5	320.6
Net performance revenues
Realized	31.8	3.5	35.3
Unrealized	327.1	31.7	358.8
Total net performance revenues	$358.9	$35.2	$394.1
Principal investment income (loss)
Realized	$(0.2)	$(5.2)	$(5.4)
Unrealized	46.5	(30.5)	16.0
Total principal investment income (loss)	$46.3	$(35.7)	$10.6

(a) Amounts labeled as performance allocations in the unaudited condensed consolidated statements of operations.
(b) Amounts labeled as performance allocations and incentive fee related compensation in the unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2) Adjustments to performance revenues and principal investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iii) the reclassification of NGP performance revenues, which are included in investment income in U.S. GAAP financial statements, (iv) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (v) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results until Urbplan was deconsolidated during the third quarter of 2017. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road (through January 2017).

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.

14. Subsequent Events
In April 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.27 per common unit to common unitholders of record at the close of business on May 11, 2018, payable on May 17, 2018.

In April 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.367188 per Preferred Unit to preferred unitholders of record at the close of business on June 1, 2018, payable on June 15, 2018. See Note 12 for more information on the Preferred Units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2018 and December 31, 2017 and results of operations for the three months ended March 31, 2018 and 2017. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,068.2	$—	$—	$1,068.2
Cash and cash equivalents held at Consolidated Funds	—	355.9	—	355.9
Restricted cash	9.8	—	—	9.8
Corporate treasury investments	375.9	—	—	375.9
Investments, including performance allocations of $3,650.1 million	5,552.2	—	(241.8)	5,310.4
Investments of Consolidated Funds	—	4,995.9	—	4,995.9
Due from affiliates and other receivables, net	279.3	—	(5.3)	274.0
Due from affiliates and other receivables of Consolidated Funds, net	—	180.5	—	180.5
Fixed assets, net	97.8	—	—	97.8
Deposits and other	61.2	—	—	61.2
Intangible assets, net	34.0	—	—	34.0
Deferred tax assets	178.2	—	—	178.2
Total assets	$7,656.6	$5,532.3	$(247.1)	$12,941.8
Liabilities and partners’ capital
Debt obligations	$1,603.9	$—	$—	$1,603.9
Loans payable of Consolidated Funds	—	4,554.5	—	4,554.5
Accounts payable, accrued expenses and other liabilities	318.9	—	—	318.9
Accrued compensation and benefits	2,149.0	—	—	2,149.0
Due to affiliates	178.1	—	—	178.1
Deferred revenue	230.7	—	—	230.7
Deferred tax liabilities	78.9	—	—	78.9
Other liabilities of Consolidated Funds	—	720.0	—	720.0
Accrued giveback obligations	64.8	—	—	64.8
Total liabilities	4,624.3	5,274.5	—	9,898.8
Series A preferred units	387.5	—	—	387.5
Partners’ capital	729.8	68.7	(68.7)	729.8
Accumulated other comprehensive loss	(67.4)	5.5	(6.0)	(67.9)
Non-controlling interests in consolidated entities	396.9	12.4	—	409.3
Non-controlling interests in Carlyle Holdings	1,585.5	171.2	(172.4)	1,584.3
Total partners’ capital	3,032.3	257.8	(247.1)	3,043.0
Total liabilities and partners’ capital	$7,656.6	$5,532.3	$(247.1)	$12,941.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,000.1	$—	$—	$1,000.1
Cash and cash equivalents held at Consolidated Funds	—	377.6	—	377.6
Restricted cash	28.7	—	—	28.7
Corporate treasury investments	376.3	—	—	376.3
Investments, including performance allocations of $3,664.3 million	5,508.5	—	(219.9)	5,288.6
Investments of Consolidated Funds	—	4,534.3	—	4,534.3
Due from affiliates and other receivables, net	268.7	—	(5.3)	263.4
Due from affiliates and other receivables of Consolidated Funds, net	—	50.8	—	50.8
Fixed assets, net	100.4	—	—	100.4
Deposits and other	54.1	—	—	54.1
Intangible assets, net	35.9	—	—	35.9
Deferred tax assets	170.4	—	—	170.4
Total assets	$7,543.1	$4,962.7	$(225.2)	$12,280.6
Liabilities and partners’ capital
Loans payable	$1,573.6	$—	$—	$1,573.6
Loans payable of Consolidated Funds	—	4,303.8	—	4,303.8
Accounts payable, accrued expenses and other liabilities	355.1	—	—	355.1
Accrued compensation and benefits	2,222.6	—	—	2,222.6
Due to affiliates	229.9	—	—	229.9
Deferred revenue	82.1	—	—	82.1
Deferred tax liabilities	75.6	—	—	75.6
Other liabilities of Consolidated Funds	—	422.1	—	422.1
Accrued giveback obligations	66.8	—	—	66.8
Total liabilities	4,605.7	4,725.9	—	9,331.6
Series A preferred units	387.5	—	—	387.5
Partners’ capital	701.8	62.8	(62.8)	701.8
Accumulated other comprehensive income (loss)	(72.2)	4.1	(4.6)	(72.7)
Non-controlling interests in consolidated entities	391.4	13.3	—	404.7
Non-controlling interests in Carlyle Holdings	1,528.9	156.6	(157.8)	1,527.7
Total partners’ capital	2,937.4	236.8	(225.2)	2,949.0
Total liabilities and partners’ capital	$7,543.1	$4,962.7	$(225.2)	$12,280.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$270.3	$—	$(5.8)	$264.5
Incentive fees	6.4	—	(0.1)	6.3
Investment income
Performance allocations
Realized	220.6	—	—	220.6
Unrealized	87.5	—	—	87.5
Principal investment income
Realized	27.5	—	—	27.5
Unrealized	29.1	—	(2.5)	26.6
Total investment income	364.7	—	(2.5)	362.2
Interest and other income	28.5	—	(6.0)	22.5
Interest and other income of Consolidated Funds	—	47.3	—	47.3
Total revenues	669.9	47.3	(14.4)	702.8
Expenses
Compensation and benefits
Base compensation	187.3	—	—	187.3
Equity-based compensation	84.9	—	—	84.9
Performance allocations and incentive fee related compensation
Realized	108.4	—	—	108.4
Unrealized	49.6	—	—	49.6
Total compensation and benefits	430.2	—	—	430.2
General, administrative and other expenses	95.0	—	—	95.0
Interest	17.9	—	—	17.9
Interest and other expenses of Consolidated Funds	—	44.3	(8.4)	35.9
Other non-operating expenses	0.3	—	—	0.3
Total expenses	543.4	44.3	(8.4)	579.3
Other income
Net investment gains of Consolidated Funds	—	2.0	—	2.0
Income before provision for income taxes	126.5	5.0	(6.0)	125.5
Provision for income taxes	7.8	—	—	7.8
Net income	118.7	5.0	(6.0)	117.7
Net income attributable to non-controlling interests in consolidated entities	12.0	—	(1.0)	11.0
Net income attributable to Carlyle Holdings	106.7	5.0	(5.0)	106.7
Net income attributable to non-controlling interests in Carlyle Holdings	67.0	—	—	67.0
Net income attributable to The Carlyle Group L.P.	39.7	5.0	(5.0)	39.7
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$33.8	$5.0	$(5.0)	$33.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$250.3	$—	$(4.0)	$246.3
Incentive fees	5.6	—	—	5.6
Investment income (loss)
Performance allocations
Realized	77.6	—	—	77.6
Unrealized	598.4	—	—	598.4
Principal investment income
Realized	(0.1)	—	(0.1)	(0.2)
Unrealized	51.8	—	(5.3)	46.5
Total investment income	727.7	—	(5.4)	722.3
Interest and other income	15.9	—	(5.5)	10.4
Interest and other income of Consolidated Funds	—	42.9	—	42.9
Revenue of a real estate VIE	92.6	—	—	92.6
Total revenues	1,092.1	42.9	(14.9)	1,120.1
Expenses
Compensation and benefits
Base compensation	146.0	—	—	146.0
Equity-based compensation	72.8	—	—	72.8
Performance allocations and incentive fee related compensation
Realized	45.8	—	—	45.8
Unrealized	271.3	—	—	271.3
Total compensation and benefits	535.9	—	—	535.9
General, administrative and other expenses	93.8	—	—	93.8
Interest	15.0	—	—	15.0
Interest and other expenses of Consolidated Funds	—	53.0	(7.8)	45.2
Interest and other expenses of a real estate VIE and loss on deconsolidation	119.6	—	—	119.6
Total expenses	764.3	53.0	(7.8)	809.5
Other income
Net investment gains of Consolidated Funds	—	17.1	—	17.1
Income before provision for income taxes	327.8	7.0	(7.1)	327.7
Provision for income taxes	5.8	—	—	5.8
Net income	322.0	7.0	(7.1)	321.9
Net income attributable to non-controlling interests in consolidated entities	3.4	—	(0.1)	3.3
Net income attributable to Carlyle Holdings	318.6	7.0	(7.0)	318.6
Net income attributable to non-controlling interests in Carlyle Holdings	235.6	—	—	235.6
Net income attributable to The Carlyle Group L.P.	$83.0	$7.0	$(7.0)	$83.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities
Net income	$118.7	$322.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.7	10.0
Equity-based compensation	84.9	72.8
Non-cash performance allocations and incentive fees	(71.8)	(348.9)
Other non-cash amounts	6.9	0.2
Principal investment income	(53.8)	(48.1)
Purchases of investments	(117.5)	(66.1)
Proceeds from the sale of investments	225.2	168.8
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Change in deferred taxes, net	(2.8)	(3.1)
Change in due from affiliates and other receivables	5.1	(2.5)
Change in receivables and inventory of a real estate VIE	—	(27.9)
Change in deposits and other	(12.1)	(6.7)
Change in other assets of a real estate VIE	—	(1.7)
Change in accounts payable, accrued expenses and other liabilities	(38.3)	12.6
Change in accrued compensation and benefits	(82.9)	(159.8)
Change in due to affiliates	(15.5)	67.1
Change in other liabilities of a real estate VIE	—	56.6
Change in deferred revenue	147.5	188.0
Net cash provided by operating activities	166.8	187.5
Cash flows from investing activities
Purchases of fixed assets, net	(4.7)	(3.7)
Net cash used in investing activities	(4.7)	(3.7)
Cash flows from financing activities
Payments on debt obligations	(6.8)	—
Proceeds from debt obligations	34.5	66.1
Net payments on loans payable of a real estate VIE	—	(7.4)
Distributions to common unitholders	(33.2)	(13.7)
Distributions to preferred unitholders	(5.9)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(77.5)	(38.9)
Contributions from non-controlling interest holders	3.4	—
Distributions to non-controlling interest holders	(21.1)	(38.0)
Common units repurchased	—	(0.2)
Change in due to/from affiliates financing activities	(19.2)	31.1
Net cash used in financing activities	(125.8)	(1.0)
Effect of foreign exchange rate changes	12.9	7.8
Increase in cash, cash equivalents and restricted cash	49.2	190.6
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$1,078.0	$874.6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,068.2	$799.2
Restricted cash	9.8	75.4
Total cash, cash equivalents and restricted cash, end of period	$1,078.0	$874.6

Cash and cash equivalents held at Consolidated Funds	$355.9	$377.6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2018, our Corporate Private Equity segment had $75 billion in AUM and over $35 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eleven U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes five NGP management fee funds and four carry funds advised by NGP. As of March 31, 2018, our Real Assets segment had over $44 billion in AUM and over $32 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 53 funds that pursue investment opportunities across structured credit, direct lending, distressed credit, energy credit, and opportunistic credit. As of March 31, 2018, our Global Credit segment had approximately $34 billion in AUM and $28 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 209 fund vehicles. As of March 31, 2018, our Investment Solutions segment had approximately $49 billion in AUM and $31 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive from an investment fund either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance revenues (consisting of incentive fees and performance allocations), principal investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of March 31, 2018. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$16.8 bn	2018	U.S.	$15.8 bn	2007-2018	CRP VIII	$5.3 bn	2017
CP VI	$13.0 bn	2014	Europe	€8.5 bn	2006-2017	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$838 mm	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$445 mm	2015	CRP IV	$950 mm	2005
CGFSP III	$678 mm	2018	Direct Lending			CRP III	$564 mm	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$782 mm	2017	CPI	$1.4 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.0 bn	2013	International Real Estate
CEP IV	€3.7 bn	2014	Corporate Mezzanine Carry Fund			CER	€209 mm	2017
CEP III	€5.3 bn	2007	CMP II	$553 mm	2008	CCR	$120 mm	2016
CEP II	€1.8 bn	2003	Opportunistic Credit Carry Fund			CAREP II	$486 mm	2008
Carlyle Asia Partners			CCOF	$757 mm	2017	CEREP III	€2.2 bn	2007
CAP V	$5.5 bn	2018	Energy Credit Carry Funds			Natural Resources Funds
CBPF II	RMB 301 mm	2017	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
CAP IV	$3.9 bn	2014	CEMOF I	$1.4 bn	2011	NGP XII	$2.9 bn	2017
CBPF I	RMB 2.0 bn	2010	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CAP III	$2.6 bn	2008	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
CAP II	$1.8 bn	2006	CSP III	$703 mm	2011	NGP Agribusiness Carry Fund
Carlyle Japan Partners			CSP II	$1.4 bn	2007	NGP GAP	$402 mm	2014
CJP III	¥119.5 bn	2013				NGP Management Fee Funds
CJP II	¥165.6 bn	2006				Various[2]	$7.2 bn	2004-2008
Carlyle Global Partners			Investment Solutions			International Energy Carry Fund
CGP	$3.6 bn	2015	AlpInvest			CIEP I	$2.5 bn	2013
Carlyle MENA Partners			Fund of Private Equity Funds			Infrastructure Carry Funds
MENA I	$471 mm	2008	70 vehicles	€42.1 bn	2000-2018	CGIOF	$934 mm	2018
Carlyle South American Buyout Fund			Secondary Investments			CIP I	$1.1 bn	2006
CSABF I	$776 mm	2009	54 vehicles	€14.9 bn	2000-2018	Power Carry Funds
Carlyle Sub-Saharan Africa Fund			Co-Investments			CPP II	$1.5 bn	2014
CSSAF I	$698 mm	2012	54 vehicles	€14.9 bn	2000-2018	CPOCP	$478 mm	2013
Carlyle Peru Fund			Metropolitan Real Estate			Legacy Energy Carry Funds
CPF I	$308 mm	2012	Real Estate Fund of Funds			Carlyle/Riverstone Global Energy
Growth Carry Funds			31 vehicles	$3.8 bn	2002-2018	Energy IV	$6.0 bn	2008
Carlyle U.S. Venture/Growth Partners						Energy III	$3.8 bn	2005
CEOF II	$2.4 bn	2015				Energy II	$1.1 bn	2003
CEOF I	$1.1 bn	2011				Carlyle/Riverstone Renewable Energy
CUSGF III	$605 mm	2006				Renew II	$3.4 bn	2008
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$292 mm	2017
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of March 31, 2018 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial investment or called capital for investments or fees.

(1)	Amounts represent gross assets as of March 31, 2018.

(2)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

General global economic expectations have moderated since the end of 2017 and uncertainty has increased, while the underlying economic fundamentals have remained relatively positive. Growth remains in the mid-2% range in both the U.S. and Europe. Since the start of 2018 and continuing through the first quarter and into the second quarter, the economic climate has been characterized by an increased level of uncertainty. Both the MSCI World Index and the S&P 500 have fallen 7% since the end of January 2018 as investors reassess their risk positions among many areas of uncertainty, including around inflation and global trade. After being dormant for most of 2017, volatility has re-emerged in some measure, with the VIX (which shows the market's expectation of 30-day volatility) up nearly 80% since the beginning of 2018. Annual earnings growth at the companies comprising the S&P 500 stood at 15% at the end of the fourth quarter of 2017, and is currently estimated to exceed 17% in the first quarter of 2018, a rate that has not been seen since Q1 2011. These strong fundamentals are one of the reasons that asset prices continue to remain very high, notwithstanding the increased volatility in the markets.

Overall, inflation expectations are still relatively modest. In the U.S., the core personal consumption expenditures (PCE) price index (the Federal Reserve’s preferred measure of core inflation) rose by 1.6% in the twelve months ended February 2018, a slight increase from January 2018 and still slightly below the Federal Reserve’s 2% target. While our proprietary portfolio company data suggest that broad PCE inflation rates may remain subdued in the months ahead, cost pressures have been identified in certain sectors of the economy, including energy equipment and transportation services. Over the past several months, management teams at several portfolio companies in the U.S. have expressed concerns about the difficulty of filling open positions, particularly those requiring IT skills, and the possible potential for upward pressure on compensation expenses in the quarters ahead. Euro area core inflation also increased slightly in Q1 2018 to 1.0% year-on-year, compared with rates of 0.9% observed in each of the last three months of 2017. These increases, however, are still lower than the inflation rates seen in the second and third quarters of 2017. U.S. bond market inflation expectations have stabilized, with the 10-year breakeven rate hovering around 2.1% since January 2018, although it has been moving closer to 2.2% in recent days. After declining 10% against global currencies in 2017, the U.S. dollar has mostly stabilized since early February 2018. A weaker dollar is beneficial for many of our portfolio companies and non-U.S. dollar earnings have benefited from appreciation against the U.S. dollar, while input costs and debt burdens, which are frequently U.S. dollar-denominated, have lessened because of depreciation.

The escalating international trade tensions, in particular between the United States and China, have contributed to the heightened market uncertainty and volatility. We are monitoring the trade issues closely and have many investments in companies operating in China and others that are either exporting to or importing from China. The potential impact of tariffs will differ based on the company, industry and its supply chain. As of now, we are not aware of any company in our portfolio where the announced tariffs are having a material impact on their operations.

Credit has remained readily available on reasonable terms for our firm and our portfolio companies. After rising steadily during the first six weeks of 2018, the U.S. 10-year Treasury yield remained range bound between 2.7% and 2.9% into the second quarter and exceeded 3.0% in late April 2018. While the yield curve showed modest signs of steepening in early February2018, it has instead steadily continued to flatten, with the credit spread between the 10-year and two-year Treasury yields hitting a new post-crisis low of 45 basis points. Credit spreads on B-rated corporate credit have remained steady at 370 basis points, while the trailing high-yield default rate has averaged 2.3% over the past six months (measured globally). EBITDA multiples on acquisitions remain elevated and above long-term averages.

Our overall carry fund portfolio appreciated by 3% during the first quarter and 17% since the first quarter of 2017. In the first quarter of 2018, our Corporate Private Equity funds appreciated by 4%, our Real Asset funds appreciated by 2% and our Global Credit carry funds appreciated by 2% for the quarter. Appreciation in Investment Solutions was 4% in the first quarter, negatively impacted by the strength of the Euro relative to the U.S. dollar as AlpInvest funds are primarily denominated in Euros, with significant underlying USD-denominated investments. Our private carry fund portfolio appreciated by 4% and our public carry fund portfolio remained flat during the first quarter, each excluding Investment Solutions. Our public carry fund portfolio comprises 14% of the remaining fair value in our total carry fund portfolio as of March 31, 2018, excluding Investment Solutions. With continuing volatility and expectations for higher interest rates, we anticipate that it will be difficult for the public markets to generate the same level of appreciation in 2018 as they achieved in 2017.

In December 2017, the President signed the Tax Cuts and Jobs Act (the “TCJA”), which we believe is a pro-growth, pro-business package that is designed to stimulate growth in the economy. For the majority of our current portfolio companies, we expect the benefit of a lower corporate tax rate will outweigh the cost associated with the potential limitations on interest expense deductibility. Most of our portfolio companies have reasonable capital structures, are growing earnings and benefit from low interest rates. Assuming we continue to improve portfolio company earnings and the economy remains strong, we anticipate the TCJA generally should be a net positive for our carry fund portfolio.

The current macroeconomic environment continues to support record levels of private equity fundraising globally. In the first quarter, we raised approximately $7.7 billion of new capital and as of March 31, 2018 had raised 65% of our four-year $100 billion fundraising target. We expect that our strong pace of fundraising will continue through 2018 and anticipate that we will raise approximately $25 billion during the year. Higher fundraising activity generates incremental expenses in the quarter the capital is raised, which generally occur ahead of the associated positive revenue impact from new management fees. We expect management fees on our new U.S. Buyout fund will activate in the second quarter of 2018 and on our new Asia Buyout fund in the second half of 2018, at which time we expect Fee-Earning AUM and Fee Related Earnings to increase. Pending Fee Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, was $27 billion at March 31, 2018, up from $22 billion as of year-end 2017.

Even in this volatile and uncertain market, our experienced investment teams have continued to identify investments where we can leverage our competitive advantages, sector expertise and global One Carlyle platform. During the first quarter, our carry funds invested $4 billion in new or follow-on transactions, and invested approximately $22 billion over the last twelve months. Approximately half of the amount invested during the first quarter was in Real Assets transactions, highlighting the diversification of our platform. Although asset prices remain high, we have seen an increase in the pipeline of available assets in certain sectors. For example, in the energy sector, we have seen an increase in opportunities to purchase assets from strategic market participants who are divesting assets due to the uncertainty in the market and the pressure on energy production. We have $73 billion in available capital ready to deploy in new investments and our global investment teams continue to pursue transactions across our platform. In particular, our investment teams are targeting investments where we can enact differentiated operational and value creation plans, including where there are opportunities for technology to enhance value creation around operations and business processes. We generated $5.6 billion in realized proceeds in our carry funds in the first quarter, although many of those realizations were from funds that are not yet producing realized performance revenues. We continue to expect our 2018 realized net performance revenue to be lower than our 2017 realized net performance revenue, before again increasing in 2019.

We are continuing our efforts to build a larger Global Credit business that leverages our existing platform and operations and can manage a significantly higher level of assets under management in their current strategies. We are also extending our product capabilities into adjacent strategies to meet the evolving needs of our investors. As we add new strategies, attract new investment talent and broaden our investment capabilities, we expect to see continued increases in compensation and other expenses in our Global Credit business. If we successfully execute on our business plans, we expect to grow AUM in the Global Credit segment and improve our financial results over the next few years.

Recent Transactions

Distributions

In April 2018, the Board of Directors of our general partner declared a quarterly distribution of $0.27 per unit to common unitholders of record at the close of business on May 11, 2018, payable on May 17, 2018.

The Board of Directors of our general partner has declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on June 1, 2018, payable on June 15, 2018. Distributions are on the Preferred Units are discretionary and non-cumulative. See Note 12 of our unaudited condensed consolidated financial statements for more information on the Preferred Units.

Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Revenues
On January 1, 2018, we adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). Upon adoption, certain performance revenues that represent a performance-based capital allocation from fund limited partners to us are now accounted for as earnings from financial assets and included as a component of investment income (loss). We also are entitled to receive performance-based incentive fees pursuant to management contracts from certain of our Global Credit funds when the return on assets under management exceeds certain benchmark returns or other performance targets.

These fees are recorded as incentive fees in our unaudited condensed consolidated statements of operations. See Note 2 to the unaudited condensed consolidated financial statements for more information on our adoption of ASU 2014-9.
Revenues primarily consist of fund management fees, incentive fees, investment income (including performance allocations), realized and unrealized gains of our investments in our funds and other principal investments, as well as interest and other income.
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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of March 31, 2018, were approximately 15% and 16% of total management fees recognized during the three months ended March 31, 2018 and 2017, respectively. No other fund generated over 10% of total management fees in the periods presented.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate a range of 80% to 100% of the fund’s portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
Incentive Fees. Incentive fees consist of performance-based incentive arrangements pursuant to management contracts from certain of our Global Credit funds when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved.
Investment Income. Investment income consists of our performance allocations as well as the unrealized and realized gains and losses resulting from our equity method investments and other principal investments.
Performance allocations are the earnings allocations to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” Carried interest revenue is recognized by Carlyle upon appreciation of the valuation of our funds' investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance allocations reflects our share of the fair value gains and losses of the associated funds' underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance allocations earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “— Trends Affecting our Business” for further discussion.
In addition to performance allocations from our Corporate Private Equity and Real Assets funds and closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Investment Solutions and NGP carry funds. The timing of performance allocations realizations for these funds is typically later in the life of the fund as compared to our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”

Performance allocations in excess of 10% of the total for the three months ended March 31, 2018 were generated from the following funds:

•	$72.0 million from Carlyle Europe Partners IV, L.P. (“CEP IV”) (with total AUM of approximately $5.4 billion),

•	$44.4 million from CP VI (with total AUM of approximately $15.5 billion),

•	$37.5 million from Carlyle Realty Partners VII, L.P. (“CRP VII”) (with total AUM of approximately $5.0 billion),

•	$35.1 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $3.3 billion), and

•	$(45.0) million from Carlyle Realty Partners V, L.P. (“CRP V”) (with total AUM of approximately $1.8 billion).
Performance allocations in excess of 10% of the total for the three months ended March 31, 2017 were generated primarily from the following funds:
•$204.9 million from CP VI,
•$186.9 million from CP V, and
•$145.7 million from Carlyle Asia Partners IV, L.P. (“CAP IV”).
No other fund generated over 10% of performance allocations in the periods presented above.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2018 and 2017, the reversals of performance allocations were $71.3 million and $70.1 million, respectively.
As of March 31, 2018, accrued performance allocations and accrued giveback obligations were approximately $3.7 billion and $64.8 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2018 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of March 31, 2018, approximately $36.8 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $28.0 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of: (i) the accrued performance allocations and incentive fees net of accrued giveback obligations, (ii) accrued performance allocations and incentive fee compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of March 31, 2018 are $1.8 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2018, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately

$0.7 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $183.2 million in aggregate giveback obligations. Approximately $36.7 million of the $183.2 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to common unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. As a result, performance allocations within funds will continue to fluctuate primarily due to certain investments within each fund constituting a material portion of the carry in that fund. Additionally, the fair value of investments in our funds may have substantial fluctuations from period to period.
In addition, in our discussion of our non-GAAP results, we use the term “net performance revenues” to refer to the performance allocations and incentive fees from our funds net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as performance allocations and incentive fee related compensation expense. We use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized and unrealized performance revenues recognized each period. See “— Segment Analysis” for the realized and unrealized performance revenues by segment and related discussion for each period.
Investment income also represents the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2018 (amounts in millions):

	As of March 31, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$2,819	$3,037	$271	$856	$6,983
Level II	123	1,177	395	175	1,870
Level III	39,530	23,416	26,380	30,196	119,522
Fair Value of Investments	42,472	27,630	27,046	31,227	128,375
Available Capital	32,506	16,398	6,737	17,480	73,121
Total AUM	$74,978	$44,028	$33,783	$48,707	$201,496

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.

Net Investment Gains of Consolidated Funds. Net investment gains (losses) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Partnership. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our equity holders.

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate.

We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior Carlyle professionals and operating executives. Therefore, for any given period, the ratio of performance allocations and incentive fee compensation to performance allocations and incentive fee revenue may vary based on the funds generating the performance allocations and incentive fee revenue for that period and their particular allocation percentages.

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses. For example, in February 2018, we granted approximately 13.3 million deferred restricted common units; these awards vest over a period of 12 to 60 months, which is about 111% more than the average amount granted over each of the prior two years. Those awards with

12 month vesting are performance awards measured at the end of the year for which we currently expect that the targets will be met. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

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
General, Administrative and Other Expenses. General, administrative and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel/entertainment and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as the impairment of intangible assets and expenses associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2018, our U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. Currently, the Internal Revenue Service is examining the tax returns of certain subsidiaries for the 2013, 2014 and 2015 years. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.

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

Non-GAAP Financial Measures
Economic Income. Economic income, or “EI,” is a key performance benchmark used in our industry. EI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include net income (loss) attributable to non-Carlyle interests in consolidated entities or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment EI equals the aggregate of EI for all segments. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of EI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance revenues, principal investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain.
Distributable Earnings. Distributable Earnings is FRE plus realized net performance revenues, realized principal investment income, and net interest. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of our four segments. We also use Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.

Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management. Fee-earning assets under management or Fee-earning AUM refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM is generally based on one of the following, once fees have been activated:

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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2018	2017
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$58,931	$51,613
Fee-earning AUM based on invested capital (2)	23,602	25,525
Fee-earning AUM based on collateral balances, at par (3)	19,049	16,347
Fee-earning AUM based on net asset value (4)	2,052	1,106
Fee-earning AUM based on lower of cost or fair value and other (5)	22,137	20,314
Balance, End of Period (6) (7)	$125,771	$114,905

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, fund of hedge funds vehicles, and certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of March 31, 2018, the Legacy Energy Funds had, in the aggregate, approximately $5.0 billion in AUM and $3.7 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $27 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2018	2017
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$124,595	$114,994
Inflows, including Fee-paying Commitments (1)	2,552	2,736
Outflows, including Distributions (2)	(2,452)	(2,666)
Changes in CLO collateral balances (3)	261	(738)
Market Appreciation/(Depreciation) (4)	(35)	24
Foreign Exchange and other (5)	850	555
Balance, End of Period	$125,771	$114,905

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and the NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include funds raised of $27 billion and $4 billion as of March 31, 2018 and 2017, respectively, which are not yet earning fees.

(2)
Outflows represent limited partner distributions from our carry funds and the NGP management fee funds, changes in basis for our carry funds where the investment period, weighted-average investment period or commitment fee period has expired, and reductions for funds that are no longer calling for fees.

(3)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(4)
Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(5)
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
Assets under Management. Assets under management or AUM refers to the assets we manage or advise. Our AUM equals the sum of the following:
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
Our calculations of Fee-earning AUM and AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management fees or performance allocations. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital.
Available Capital. “Available Capital” refers to the amount of capital commitments available to be called for investments, which may be reduced for equity invested that is funded via a fund credit facility and expected to be called from investors at a later date, plus any additional assets/liabilities at the fund level other than active investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment period and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2018
(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$195,061
New Commitments (1)	7,701
Outflows (2)	(6,333)
Market Appreciation/(Depreciation) (3)	3,256
Foreign Exchange Gain/(Loss) (4)	1,370
Other (5)	441
Balance, End of Period	$201,496

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds and related co-investment vehicles, the NGP management fee funds and separately managed accounts, as well as runoff of CLO collateral balances.

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, the NGP management fee funds and separately managed accounts.

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

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
As of March 31, 2018, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees for the three months ended March 31, 2018; and less than 1% of our investment income for the three months ended March 31, 2018.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2018, our consolidated CLOs held approximately $5.4 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2018	2017 (As Adjusted)
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$264.5	$246.3
Incentive fees	6.3	5.6
Investment income
Performance allocations
Realized	220.6	77.6
Unrealized	87.5	598.4
Principal investment income
Realized	27.5	(0.2)
Unrealized	26.6	46.5
Total investment income	362.2	722.3
Interest and other income	22.5	10.4
Interest and other income of Consolidated Funds	47.3	42.9
Revenue of a real estate VIE	—	92.6
Total revenues	702.8	1,120.1
Expenses
Compensation and benefits
Base compensation	187.3	146.0
Equity-based compensation	84.9	72.8
Performance allocations and incentive fee related compensation
Realized	108.4	45.8
Unrealized	49.6	271.3
Total compensation and benefits	430.2	535.9
General, administrative and other expenses	95.0	93.8
Interest	17.9	15.0
Interest and other expenses of Consolidated Funds	35.9	45.2
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	119.6
Other non-operating expenses	0.3	—
Total expenses	579.3	809.5
Other income
Net investment gains of Consolidated Funds	2.0	17.1
Income before provision for income taxes	125.5	327.7
Provision for income taxes	7.8	5.8
Net income	117.7	321.9
Net income attributable to non-controlling interests in consolidated entities	11.0	3.3
Net income attributable to Carlyle Holdings	106.7	318.6
Net income attributable to non-controlling interests in Carlyle Holdings	67.0	235.6
Net income attributable to The Carlyle Group L.P.	39.7	83.0
Net income attributable to Series A Preferred Unitholders	5.9	—
Net income attributable to The Carlyle Group L.P. common unitholders	$33.8	$83.0

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.34	$0.97
Diluted	$0.30	$0.90
Weighted-average common units
Basic	100,732,493	85,337,534
Diluted	111,303,988	91,967,452

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues
Total revenues decreased $417.3 million, or 37% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in total revenues for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Total Revenues, March 31, 2017	$1,120.1
Increases (Decreases):
Increase in fund management fees	18.2
Increase in incentive fees	0.7
Decrease in investment income, including performance allocations	(360.1)
Increase in interest and other income	12.1
Increase in interest and other income of Consolidated Funds	4.4
Decrease in revenue from a real estate VIE	(92.6)
Total decrease	(417.3)
Total Revenues, March 31, 2018	$702.8
Fund Management Fees. Fund management fees increased $18.2 million, or 7%, to $264.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$40.8
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(18.2)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	2.1
Lower transaction and portfolio advisory fees	(5.1)
All other changes	(1.4)
Total increase in fund management fees	$18.2
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $6.6 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively. The $5.1 million decrease in transaction and portfolio advisory fees for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 resulted primarily from significant transactions related to one of our U.S. buyout funds in the three months ended March 31, 2017 as compared to the three months ended March 31, 2018.

Investment Income. Investment income decreased $360.1 million to $362.2 million for the three months ended March 31, 2018 as compared to investment income of $722.3 million for the three months ended March 31, 2017, primarily due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Decrease in performance allocations, excluding NGP	$(367.9)
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(22.4)
Absence in 2018 of investment expenses related to Q1 2017 amended NGP agreements	20.8
Increase in investment income from our buyout and growth funds	8.0
Decrease in income on foreign currency hedges	(0.9)
Increase in investment income from our real assets funds, excluding NGP	0.7
Decrease in investment income from our distressed debt funds and energy mezzanine funds	(1.1)
Increase in investment income from CLOs	0.5
All other changes	2.2
Total decrease in investment income	$(360.1)
Performance Allocations. Performance allocations decreased $367.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in performance allocations was primarily due to lower appreciation in our Corporate Private Equity and Real Assets segments for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2018 and 2017 comprised the following:

	Three Months Ended March 31,
	2018	2017
	(Dollars in Millions)
Corporate Private Equity	$257.9	$568.0
Real Assets	(3.3)	57.8
Global Credit	2.6	14.4
Investment Solutions	50.9	35.8
Total performance allocations	$308.1	$676.0

Total carry fund appreciation	3%	6%
Approximately $144.0 million of our performance allocations for the three months ended March 31, 2018 were related to CEP IV, CP VI, CRP VII, CP V, and CRP V while approximately $537.5 million of our performance allocations for the three months ended March 31, 2017 were related to CP VI, CP V, and CAP IV.
While the overall expectations for global economic growth have moderated since the end of 2017 and uncertainty has increased, the underlying economic fundamentals have remained relatively positive. Growth remains in the mid-2% range in both the United States and Europe. Since the start of 2018 and continuing through the first quarter and into the second quarter, the economic climate has been characterized by an increased level of uncertainty. Both the MSCI World Index and the S&P 500 have fallen 7% since the end of January 2018 as investors reassess their risk positions among many areas of uncertainty, including around inflation and global trade. After being dormant for most of 2017, volatility has re-emerged in some measure, with the VIX (which shows the market's expectation of 30-day volatility) up nearly 80% since the beginning of 2018. Recent market performance belies the underlying economic fundamentals. Annual earnings growth at the companies comprising the S&P 500 stood at 15% at the end of the fourth quarter of 2017, and is currently estimated to exceed 17% in the first quarter of

2018, a rate that has not been seen since Q1 2011. These strong fundamentals are one of the reasons that asset prices continue to remain very high, notwithstanding the increased volatility in the markets. During the first quarter, our overall carry fund portfolio appreciated by 3% and 17% since the first quarter of 2017. Our Corporate Private Equity funds appreciated 4%, our Real Assets funds appreciated 2%, our Global Credit carry funds appreciated 2%, and appreciation in Investment Solutions was 4% for the first quarter, respectively. Our private carry fund portfolio appreciated 4%, while our public carry fund portfolio remained flat during the first quarter, each excluding Investment Solutions. With continuing volatility and expectations for higher interest rates, we anticipate that it will be difficult for the public markets to generate the same level of appreciation in 2018 as achieved in 2017.

Interest and Other Income. Interest and other income increased $12.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of the Partnership's adoption of the revenue recognition standard, ASU 2014-9. As part of the adoption, the reimbursement of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018. For the three months ended March 31, 2018, these costs were approximately $6.1 million and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations. See Note 2 to our unaudited condensed consolidated financial statements for more information on the adoption of the revenue recognition standard.

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

Interest and other income of Consolidated Funds increased $4.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Substantially all of the increase in interest and other income of Consolidated Funds for both periods relates to increased interest income from CLOs.
Revenue of a Real Estate VIE. Revenue of a real estate VIE was $92.6 million for the three months ended March 31, 2017. There was no revenue recognized for the three months ended March 31, 2018 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction. The revenue for the three months ended March 31, 2017 consisted of amounts recognized as a result of the completion of land development projects during the period and investment income earned on Urbplan's investments. Urbplan recognized revenue during the three months ended March 31, 2017 using the completed contract method of accounting. This accounting method required Urbplan to recognize revenue in the period in which the land development services contract was completed.

Expenses
Total expenses decreased $230.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in total expenses for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Total Expenses, March 31, 2017	$809.5
Increases (Decreases):
Decrease in total compensation and benefits	(105.7)
Increase in general, administrative and other expenses	1.2
Decrease in interest and other expenses of Consolidated Funds	(9.3)
Decrease in interest and other expenses of a real estate VIE and loss on deconsolidation	(119.6)
All other changes	3.2
Total decrease	(230.2)
Total Expenses, March 31, 2018	$579.3

Total Compensation and Benefits. Total compensation and benefits decreased $105.7 million, or 20%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Increase in base compensation	$41.3
Increase in equity-based compensation	12.1
Decrease in performance allocations and incentive fee related compensation	(159.1)
Total decrease in total compensation and benefits	$(105.7)
Base compensation and benefits. Base compensation and benefits increased $41.3 million, or 28%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Increase in headcount and bonuses	$34.3
Increase in compensation costs associated with fundraising activities	7.0
Total increase in base compensation and benefits	$41.3
Equity-based Compensation. Equity-based compensation increased $12.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in equity-based compensation was due primarily to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018, higher unit fair value at grant date and a weighted average shorter vest date.

Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $159.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 51% for the three months ended March 31, 2018, and 47% for the three months ended March 31, 2017. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation. Conversely, performance allocations from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $1.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Lower expenses for litigation and contingencies	$(39.6)
Absence in 2018 of net insurance recoveries recognized for certain legal matters in 2017	35.3
Certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that are now presented on a gross basis as a result of the adoption of the new revenue recognition standard (See Note 2 to the unaudited condensed consolidated financial statements)	6.1
Higher professional fees and office expenses	0.9
Higher external fundraising costs	5.2
Foreign exchange and other changes	(6.7)
Total increase in general, administrative and other expenses	$1.2
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $9.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease is primarily due to lower interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation was $119.6 million for the three months ended March 31, 2017. There were no expenses recognized for the three months ended March 31, 2018 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction.

Net Investment Gains of Consolidated Funds
For the three months ended March 31, 2018, net investment gains of Consolidated Funds were $2.0 million as compared to net investment gains of $17.1 million for the three months ended March 31, 2017. For both the three months ended March 31, 2018 and 2017, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Realized losses	$(2.7)	$(2.1)
Net change in unrealized gains	(12.7)	37.3
Total gains (losses)	(15.4)	35.2
Gains (losses) from liabilities of CLOs	17.4	(18.1)
Total investment gains of Consolidated Funds	$2.0	$17.1
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $11.0 million for the three months ended March 31, 2018 as compared to $3.3 million for the three months ended March 31, 2017. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds' limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions as well as the allocation of Urbplan’s net losses that are attributable to non-controlling interests (for the three months ended March 31, 2017 only).
Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $33.8 million for the three months ended March 31, 2018 as compared to $83.0 million for the three months ended March 31, 2017. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 30% and 26% as of March 31, 2018 and 2017, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $4.1 million and $(0.8) million for the three months ended March 31, 2018 and 2017, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2018 and 2017. The tables below show our total segment Economic Income which is the sum of Fee Related Earnings, Net Performance Revenues, Principal Investment Income (Loss), Reserve for Litigation and Contingencies, Net Interest, and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Income, Fee Related Earnings and Distributable Earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Total Segment Revenues	$653.9	$1,001.2
Total Segment Expenses	484.9	601.1
Economic Income	$169.0	$400.1
(-) Net Performance Revenues	160.0	394.1
(-) Principal Investment Income	29.6	10.6
(+) Equity-based Compensation	37.7	30.1
(+) Net Interest	11.1	11.6
(=) Fee Related Earnings	$28.2	$37.1
(+) Realized Net Performance Revenues	103.1	35.3
(+) Realized Principal Investment Income (Loss)	18.7	(5.4)
(+) Net Interest	(11.1)	(11.6)
(=) Distributable Earnings	$138.9	$55.4

The following table sets forth our total segment revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$287.5	$255.6
Portfolio advisory fees, net	3.6	4.0
Transaction fees, net	3.0	7.7
Total fund level fee revenues	294.1	267.3
Performance revenues
Realized	211.0	83.0
Unrealized	106.4	631.7
Total performance revenues	317.4	714.7
Principal investment income (loss)
Realized	18.7	(5.4)
Unrealized	10.9	16.0
Total principal investment income	29.6	10.6
Interest income	6.7	3.4
Other income	6.1	5.2
Total Segment Revenues	$653.9	$1,001.2

The following table sets forth our total segment expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Direct base compensation	$135.4	$108.3
Indirect base compensation	53.7	39.0
Equity-based compensation	37.7	30.1
Performance revenues related compensation
Realized	107.9	47.7
Unrealized	49.5	272.9
Total compensation and benefits	384.2	498.0
General, administrative, and other indirect expenses	74.8	80.6
Depreciation and amortization expense	8.1	7.5
Interest expense	17.8	15.0
Total Segment Expenses	$484.9	$601.1

Income before provision for income taxes is the GAAP financial measure most comparable to economic income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Income before provision for income taxes	$125.5	$327.7
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	50.1	67.0
Acquisition related charges, including amortization of intangibles and impairment	4.6	8.8
Other non-operating expense	0.3	—
Tax expense associated with performance fee compensation	(2.1)	(2.9)
Net income attributable to non-controlling interests in consolidated entities	(11.0)	(3.3)
Severance and other adjustments	1.6	2.8
Economic Income	$169.0	$400.1
(-) Net performance revenues(1)	160.0	394.1
(-) Principal investment income(1)	29.6	10.6
(+) Equity-based compensation	37.7	30.1
(+) Net Interest	11.1	11.6
(=) Fee Related Earnings	$28.2	$37.1
(+) Realized net performance revenues(1)	103.1	35.3
(+) Realized principal investment income (loss)(1)	18.7	(5.4)
(+) Net Interest	(11.1)	(11.6)
(=) Distributable Earnings	$138.9	$55.4

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$220.6	$(9.6)	$211.0
Unrealized	87.5	18.9	106.4
Total performance revenues(a)	308.1	9.3	317.4
Performance revenues related compensation expense(b)
Realized	108.4	(0.5)	107.9
Unrealized	49.6	(0.1)	49.5
Total performance revenues related compensation expense(b)	158.0	(0.6)	157.4
Net performance revenues
Realized	112.2	(9.1)	103.1
Unrealized	37.9	19.0	56.9
Total net performance revenues	$150.1	$9.9	$160.0
Principal investment income (loss)
Realized	$27.5	$(8.8)	$18.7
Unrealized	26.6	(15.7)	10.9
Principal investment income (loss)	$54.1	$(24.5)	$29.6

	Three Months Ended March 31, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$77.6	$5.4	$83.0
Unrealized	598.4	33.3	631.7
Total performance revenues(a)	676.0	38.7	714.7
Performance revenues related compensation expense(b)
Realized	45.8	1.9	47.7
Unrealized	271.3	1.6	272.9
Total performance revenues related compensation expense(b)	317.1	3.5	320.6
Net performance revenues
Realized	31.8	3.5	35.3
Unrealized	327.1	31.7	358.8
Total net performance revenues	$358.9	$35.2	$394.1
Principal investment income (loss)
Realized	$(0.2)	$(5.2)	$(5.4)
Unrealized	46.5	(30.5)	16.0
Total principal investment income (loss)	$46.3	$(35.7)	$10.6
     (a) Amounts labeled as performance allocations in the unaudited condensed consolidated statements of operations.
(b) Amounts labeled as performance allocations and incentive fee related compensation in the unaudited condensed consolidated statements of operations.

(2)
Adjustments to performance revenues and principal investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iii) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (iv) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (v) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses, until Urbplan was deconsolidated during the three months ended September 30, 2017, as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s economic interests in Claren Road (through January 2017).

Economic Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Economic Income
Corporate Private Equity	$113.6	$313.4
Real Assets	31.3	59.4
Global Credit	7.7	15.4
Investment Solutions	16.4	11.9
Economic Income	$169.0	$400.1
Distributable Earnings
Corporate Private Equity	$86.8	$35.4
Real Assets	33.2	3.6
Global Credit	10.2	7.8
Investment Solutions	8.7	8.6
Distributable Earnings	$138.9	$55.4

Segment Analysis

Discussed below is our DE, FRE and EI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance revenues and principal investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road based on our 63% economic interest in that entity (through January 31, 2017). Also, EI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$114.1	$115.7
Portfolio advisory fees, net	3.2	3.8
Transaction fees, net	0.3	7.7
Total fund level fee revenues	117.6	127.2
Performance revenues
Realized	188.0	51.3
Unrealized	64.6	515.3
Total performance revenues	252.6	566.6
Principal investment income
Realized	7.9	0.2
Unrealized	7.0	5.5
Total principal investment income	14.9	5.7
Interest income	2.0	1.1
Other income	3.1	1.3
Total revenues	390.2	701.9
Segment Expenses
Compensation and benefits
Direct base compensation	67.1	55.4
Indirect base compensation	30.1	18.7
Equity-based compensation	18.7	15.0
Performance revenues related compensation
Realized	90.7	26.1
Unrealized	26.1	227.8
Total compensation and benefits	232.7	343.0
General, administrative, and other indirect expenses	32.9	35.0
Depreciation and amortization expense	4.0	3.7
Interest expense	7.0	6.8
Total expenses	276.6	388.5
Economic Income	$113.6	$313.4
(-) Net Performance Revenues	135.8	312.7
(-) Principal Investment Income	14.9	5.7
(+) Equity-based Compensation	18.7	15.0
(+) Net Interest	5.0	5.7
(=) Fee Related Earnings	$(13.4)	$15.7
(+) Realized Net Performance Revenues	97.3	25.2
(+) Realized Principal Investment Income	7.9	0.2
(+) Net Interest	(5.0)	(5.7)
(=) Distributable Earnings	$86.8	$35.4

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Distributable Earnings

Distributable Earnings increased $51.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2017	$35.4
Increases (decreases):
Decrease in fee related earnings	(29.1)
Increase in realized net performance revenues	72.1
Increase in realized principal investment income	7.7
Decrease in net interest	0.7
Total increase	51.4
Distributable earnings, March 31, 2018	$86.8

Realized Net Performance Revenues. Realized net performance revenues increased $72.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher realizations from our Europe and Asia buyout funds in carry in 2018 as compared to 2017, partially offset by lower realizations from our U.S. financial services and Europe technology buyout funds in 2018 as compared to 2017. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,
2018	2017
CEP III	CGFSP I
CAP III	CETP II
CAP II	CAP III
CGFSP I & II

Realized Principal Investment Income. Realized principal investment income increased $7.7 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to realized gains in our investments in Europe, Japan and U.S. financial services buyout funds, partially offset by lower realized gains on U.S. buyout funds.

Fee Related Earnings

Fee related earnings decreased $29.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2017	$15.7
Increases (decreases):
Decrease in fee revenues	(9.6)
Increase in direct and indirect base compensation	(23.1)
Decrease in general, administrative and other indirect expenses	2.1
All other changes	1.5
Total decrease	(29.1)
Fee related earnings, March 31, 2018	$(13.4)

Fee Revenues. Total fee revenues decreased $9.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Lower fund management fees	$(1.6)
Lower transaction fees	(7.4)
Lower portfolio advisory fees	(0.6)
Total decrease in fee revenues	$(9.6)

The decrease in fund management fees for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to lower assets under management from sales of investments during 2017 for CP V, our first financial services fund (“CGFSP I”), our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”). These decreases were partially offset by management fees on our third financial services fund (“CGFSP III”).

The total weighted-average management fee rate increased from 1.29% at March 31, 2017 to 1.32% at March 31, 2018. The modest increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $35.3 billion and $36.9 billion as of March 31, 2018 and 2017, respectively, reflecting a decrease of $1.6 billion.

The decrease in transaction fees for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily from a decrease in investments closed in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $23.1 million, or 31%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in projected year-end bonuses and higher compensation costs related to fundraising activities of approximately $7.5 million.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to lower costs for litigation and contingencies, partially offset by higher professional fees and higher negative foreign currency adjustments.

Economic Income

Economic income decreased $199.8 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in economic income for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Economic income, March 31, 2017	$313.4
Increases (decreases):
Decrease in net performance revenues	(176.9)
Increase in principal investment income	9.2
Increase in equity-based compensation	(3.7)
Decrease in fee related earnings	(29.1)
Decrease in net interest	0.7
Total decrease	(199.8)
Economic income, March 31, 2018	$113.6

Performance Revenues. Performance revenues (realized and unrealized) decreased $314.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily due to lower appreciation on certain of our U.S. buyout funds in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Performance revenues are from the following types of funds:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Buyout funds	$242.0	$537.7
Growth Capital funds	10.6	28.9
Total performance revenues	$252.6	$566.6

The $252.6 million of performance revenues for the three months ended March 31, 2018 was driven primarily by performance revenues recognized from the following funds:

•CEP IV of $72.0 million,
•CP VI of $44.4 million,
•CP V of $34.8 million,
•CEP III of $27.4 million,
•CJP III of $14.4 million, and
•CP IV of $11.6 million.

The $566.6 million of performance revenues for the three months ended March 31, 2017 was driven by performance revenues recognized from the following funds:

•CP VI of $204.9 million,
•CP V of $186.2 million,
•CAP IV of $145.7 million,
•CEOF of $17.8 million,
•CEP III of $14.5 million, and

•CAP III of $(27.5) million.

Performance revenues of $252.6 million and $566.6 million are inclusive of performance revenues reversed of approximately $13.0 million and $55.5 million for the three months ended March 31, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2018	2017
Buyout funds	4%	9%
Growth Capital funds	2%	7%
Total	4%	9%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net Performance Revenues	$135.8	$312.7

Percentage of Total Performance Revenues	54%	55%

Unrealized performance revenues reflect the difference between total performance revenues and realized performance revenues. The recognition of realized performance revenues results in a reversal of accumulated unrealized performance revenues, generally resulting in minimal impact on total performance revenues. Because unrealized performance revenues are reversed upon a realization event, in periods where the Partnership generates significant realized performance revenues unrealized performance revenues may be negative even in periods of portfolio appreciation.

Principal investment income. Principal investment income (realized and unrealized) for the three months ended March 31, 2018 was $14.9 million as compared to principal investment income of $5.7 million for the three months ended March 31, 2017. The increase related primarily to higher realized gains in our investments in Europe, Japan and U.S. financial services buyout funds.

Equity-based compensation. Equity-based compensation was $18.7 million for the three months ended March 31, 2018, an increase of $3.7 million from $15.0 million for the three months ended March 31, 2017. The increase primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018.

Fee-earning AUM as of and for the Three Months Ended March 31, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2018	2017
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$26,192	$25,679
Fee-earning AUM based on invested capital	7,034	9,580
Fee-earning AUM based on lower of cost or fair value	2,067	1,619
Total Fee-earning AUM	$35,293	$36,878
Weighted Average Management Fee Rates (2)
All Funds	1.32%	1.29%
Funds in Investment Period	1.44%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2018	2017
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,584	$36,327
Inflows, including Fee-paying Commitments (1)	217	486
Outflows, including Distributions (2)	(770)	(86)
Market Appreciation/(Depreciation) (3)	30	(13)
Foreign Exchange and other (4)	232	164
Balance, End of Period	$35,293	$36,878

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $35.3 billion at March 31, 2018, a decrease of $0.3 billion, or approximately 1%, compared to $35.6 billion at December 31, 2017. The decrease was driven by outflows of $0.8 billion primarily due to dispositions in CP V, CGP, and CGFSP II. This decrease was partially offset by inflows of $0.2 billion from new fee-earning commitments in CGFSP III and foreign exchange gains of $0.2 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.

Fee-earning AUM was $35.3 billion at March 31, 2018, a decrease of $1.6 billion, or approximately 4% compared to $36.9 billion at March 31, 2017. The decrease was driven by outflows of $4.4 billion primarily due to dispositions in our carry funds which are beyond the original investment period. This was offset by inflows of $1.8 billion primarily related to new investments made by CGP and new commitments to CGFSP III, and foreign exchange gains of $0.9 billion primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD.
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
Total AUM as of and for the Three Months Ended March 31, 2018
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2018
(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$72,558
New Commitments (1)	3,933
Outflows (2)	(3,224)
Market Appreciation/(Depreciation) (3)	1,429
Foreign Exchange Gain/(Loss) (4)	335
Other (5)	(53)
Balance, End of Period	$74,978

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

Total AUM was $75.0 billion at March 31, 2018, an increase of $2.4 billion, or approximately 3%, compared to $72.6 billion as of December 31, 2017. The increase was driven by $3.9 billion of new commitments raised primarily in CP VII and CAP V. Also driving the increase was $1.4 billion of market appreciation due to overall segment appreciation of 4% for the period. The carry funds driving appreciation for the period included $0.3 billion attributable to CEP IV, $0.3 billion attributable to CP VI, and $0.2 billion attributable to CP V. The increase was partially offset by outflows of $3.2 billion primarily in our US, Asia, and Europe buyout funds, as well as in our financial services funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P.

is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2018					As of March 31, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,001.9	2.4x	16%	13%	$7,612.6	$18,001.9	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,548.1	2.1x	18%	14%	$9,350.8	$25,005.8	2.7x	26%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€4,125.2	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	12/2006	€5,294.9	€5,116.1	€11,688.1	2.3x	19%	14%	€4,389.9	€11,180.6	2.5x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$3,078.2	1.9x	11%	8%	$1,628.2	$3,078.2	1.9x	11%
CAP III	5/2008	$2,551.6	$2,543.2	$4,781.9	1.9x	18%	12%	$2,071.8	$4,329.7	2.1x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥216,982.1	1.5x	8%	4%	¥126,166.7	¥191,642.2	1.5x	7%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,468.5	2.3x	20%	14%	$1,080.7	$2,468.5	2.3x	20%
CGFSP II	4/2013	$1,000.0	$929.2	$1,397.1	1.5x	24%	15%	$283.1	$580.5	2.1x	33%
CEOF I	5/2011	$1,119.1	$1,167.0	$1,587.2	1.4x	12%	8%	$346.9	$824.7	2.4x	38%
CETP II	2/2007	€521.6	€437.4	€1,256.9	2.9x	28%	19%	€359.7	€1,178.3	3.3x	30%
CAGP IV	6/2008	$1,041.4	$954.1	$1,415.7	1.5x	10%	6%	$502.1	$932.8	1.9x	15%
All Other Funds (9)	Various		$4,682.3	$7,379.5	1.6x	16%	7%	$3,840.8	$6,209.9	1.6x	17%
Coinvestments and Other (10)	Various		$11,313.0	$25,323.9	2.2x	36%	33%	$7,052.4	$20,894.7	3.0x	36%
Total Fully Invested Funds			$63,485.2	$136,738.2	2.2x	26%	18%	$50,811.5	$125,099.3	2.5x	27%
Funds in the Investment Period (6)
CP VI	5/2012	$13,000.0	$12,125.9	$16,908.7	1.4x	19%	12%
CEP IV	8/2013	€3,669.5	€3,082.6	€3,999.2	1.3x	21%	11%
CAP IV	11/2012	$3,880.4	$3,279.8	$5,293.2	1.6x	28%	18%
CGP	12/2014	$3,588.0	$2,551.5	$2,809.1	1.1x	9%	7%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥114,753.4	1.9x	NM	NM
CEOF II	3/2015	$2,400.0	$1,152.6	$1,375.7	1.2x	NM	NM
All Other Funds (11)	Various		$1,538.3	$2,067.7	1.3x	NM	NM
Total Funds in the Investment Period			$25,014.0	$34,464.7	1.4x	20%	12%	$1,452.0	$3,873.0	2.7x	57%
TOTAL CORPORATE PRIVATE EQUITY (13)			$88,499.2	$171,202.9	1.9x	26%	18%	$52,263.5	$128,972.3	2.5x	27%

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

(8)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, Mexico, CBPF, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CPF I (June 2012), CCI (December 2012), CETP III (May 2014), CAGP V (May 2016), CGFSP III (June 2017), and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2018
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$14,194.9	1.3x	1.4x	93%	X		100%	Jun-13	20	May-18
CAP IV	$4,740.0	1.6x	1.6x	85%	X		100%	Jul-13	19	Nov-18
CEP IV	€3,493.9	1.3x	1.3x	84%	X		100%	Sep-14	15	Aug-19
CGP	$2,776.7	1.1x	1.1x	71%	X		100%	Jan-15	13	Dec-20
CP V	$2,587.3	0.7x	2.1x	96%	X	X	100%	Jun-07	44	May-13
CEOF II	$1,260.7	1.2x	1.2x	48%			80%	Nov-15	10	Mar-21
CAP III	$977.9	1.9x	1.9x	100%	X	X	100%	Jun-08	40	May-14
CEP III	€719.6	1.0x	2.3x	97%	X	X	100%	Jul-07	43	Dec-12
CEOF I	$763.4	1.0x	1.4x	104%	X		80%	Sep-11	27	May-17
CGFSP II	$760.7	1.3x	1.5x	93%	X	X	100%	Jun-13	20	Dec-17
CJP III	¥77,737.2	1.6x	1.9x	50%	X		100%	Sep-13	19	Feb-20
CAGP IV	$417.9	1.0x	1.5x	92%			100%	Aug-08	39	Jun-14
CP IV	$253.0	2.7x	2.4x	97%	X		80%	Apr-05	52	Dec-10
CJP II	¥21,915.0	1.4x	1.5x	86%			80%	Oct-06	46	Jul-12
All Other Funds (8)	$2,989.9	1.2x	2.2x		NM	NM
Coinvestment and Other (9)	$4,617.3	1.2x	2.2x		NM	NM
Total Corporate Private Equity (10)	$42,472.1	1.2x	1.9x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments for Corporate Private Equity, Real Assets and Global Credit carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CEP II, CAP I, CAP II, CBPF, CBPF II, CJP I, CEVP, CETP I, CETP II, CETP III, CCI, CAVP I, CAVP II, CAGP III, CAGP V, Mexico, MENA, CSABF, CSSAF, CPF, CGFSP I, CGFSP III, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions, and the net income or loss from Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within principal investment income until we disposed of our interests in Urbplan in the three months ended September 30, 2017. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$74.4	$56.0
Portfolio advisory fees, net	0.3	0.1
Transaction fees, net	2.7	—
Total fund level fee revenues	77.4	56.1
Performance revenues
Realized	7.8	13.5
Unrealized	2.4	78.7
Total performance revenues	10.2	92.2
Principal investment income (loss)
Realized	8.2	(8.1)
Unrealized	0.9	5.2
Total principal investment income (loss)	9.1	(2.9)
Interest income	0.9	0.6
Other income	1.2	0.4
Total revenues	98.8	146.4
Segment Expenses
Compensation and benefits
Direct base compensation	21.9	19.7
Indirect base compensation	12.8	10.9
Equity-based compensation	10.1	8.8
Performance revenues related compensation
Realized	4.0	6.8
Unrealized	(4.9)	19.3
Total compensation and benefits	43.9	65.5
General, administrative, and other indirect expenses	18.1	15.6
Depreciation and amortization expense	1.6	1.8
Interest expense	3.9	4.1
Total expenses	67.5	87.0
Economic Income	$31.3	$59.4
(-) Net Performance Revenues	11.1	66.1
(-) Principal Investment Income (Loss)	9.1	(2.9)
(+) Equity-based Compensation	10.1	8.8
(+) Net Interest	3.0	3.5
(=) Fee Related Earnings	$24.2	$8.5
(+) Realized Net Performance Revenues	3.8	6.7
(+) Realized Principal Investment Income (Loss)	8.2	(8.1)
(+) Net Interest	(3.0)	(3.5)
(=) Distributable Earnings	$33.2	$3.6

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Distributable Earnings

Distributable earnings increased $29.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2017	$3.6
Increases (decreases):
Increase in fee related earnings	15.7
Decrease in realized net performance revenues	(2.9)
Increase in realized principal investment income	16.3
Decrease in net interest	0.5
Total increase	29.6
Distributable earnings, March 31, 2018	$33.2

Realized Net Performance Revenues. Realized net performance revenues decreased $2.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily due to lower realizations on a certain U.S. real estate fund. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,
2018	2017
CRP VI	CRP VI
CEREP III - External Coinvest	CEREP III - External Coinvest
Realized Principal Investment Income (Loss). Realized principal investment income for the three months ended March 31, 2018 was $8.2 million as compared to realized principal investment loss of $8.1 million for the three months ended March 31, 2017. The increase primarily related to the absence in 2018 of $8.5 million of realized principal investment losses recognized in the three months ended March 31, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information. Additionally, we recognized higher realized principal investment income related to our investments in U.S. and Europe real estate funds for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Fee Related Earnings

Fee related earnings increased $15.7 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2017	$8.5
Increases (decreases):
Increase in fee revenues	21.3
Increase in direct and indirect base compensation	(4.1)
Increase in general, administrative and other indirect expenses	(2.5)
All other changes	1.0
Total increase	15.7
Fee related earnings, March 31, 2018	$24.2

Fee Revenues. Fee revenues increased $21.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to the following:

Three Months Ended March 31,
2018 v. 2017
(Dollars in Millions)
Higher fund management fees	$18.4
Higher transaction fees	2.7
Higher portfolio advisory fees	0.2
Total increase in fee revenues	$21.3

The increase in fund management fees for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily reflects increased management fees from both our eighth U.S. real estate fund (“CRP VIII”), our first global infrastructure fund (“CGI”) and the twelfth NGP fund (“NGP XII”), all of which had their first closings in 2017. Management fees also increased as a result of $4.4 million in catch-up management fees from subsequent closes in 2018 for CGI, CRP VIII and NGP XII during the three months ended March 31, 2018 as compared to no significant catch-up management fees earned during the three months ended March 31, 2017.

The weighted average management fee rate for funds in the investment period decreased to 1.34% at March 31, 2018 from 1.44% at March 31, 2017 due to new funds, primarily CRP VIII, being raised with lower management fee rates than our other funds in the original investment period. The total weighted average management fee rate was 1.20% at March 31, 2018, a decline from 1.26% at March 31, 2017.

The increase in transaction fees for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily from a significant investment in our first international energy fund (“CIEP”) in the three months ended March 31, 2018.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $4.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due an increase in headcount and higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $2.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased external costs associated with fundraising activities of approximately $4.8 million recorded in the three months ended

March 31, 2018 as compared to the three months ended March 31, 2017. This increase was partially offset by lower professional fees.
Economic Income
Economic income decreased $28.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in economic income for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Economic income, March 31, 2017	$59.4
Increases (decreases):
Decrease in net performance revenues	(55.0)
Increase in principal investment income	12.0
Increase in equity-based compensation	(1.3)
Increase in fee related earnings	15.7
Decrease in net interest	0.5
Total decrease	(28.1)
Economic income, March 31, 2018	$31.3
Performance Revenues. Performance revenues (realized and unrealized) decreased $82.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to lower appreciation from the NGP funds as well as certain of our U.S. real estate funds.
Performance revenues are from the following types of funds:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Real Estate funds	$(12.6)	$54.3
Natural Resources funds	22.7	37.4
Legacy Energy funds	0.1	0.5
Total performance revenues	$10.2	$92.2

The $10.2 million of performance revenues for the three months ended March 31, 2018 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $37.5 million,
•NGP XI of $11.8 million,
•CIEP of $9.5 million,
•CRP VI of $2.1 million,
•CRP V of $(43.7) million, and
•CRP III of $(9.2) million.

The $92.2 million of performance revenues for the three months ended March 31, 2017 was driven primarily by performance revenues recognized from the following funds:

•NGP XI of $35.6 million,
•CRP V of $24.9 million,
•CRP VII of $21.0 million, and
•CRP III of $7.8 million.

Performance revenues of $10.2 million and $92.2 million are inclusive of performance revenues reversed of approximately $54.4 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.
The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2018	2017
Real Estate funds	1%	5%
Natural Resources funds	2%	7%
Legacy Energy funds	2%	3%
Total	2%	5%
Net performance revenues for the three months ended March 31, 2018 were $11.1 million, representing a decline of $55.0 million from $66.1 million in net performance revenues for the three months ended March 31, 2017. The decline was primarily due to decreased performance revenues from the NGP funds, for which there is no performance revenues related compensation expense as well as decreased performance revenues from the U.S. real estate funds.
Performance revenues earned from the Legacy Energy funds and from NGP funds are primarily allocated to Carlyle and are not otherwise shared or allocated with our investment professionals since the investment teams are employed by Riverstone and NGP, respectively, and not Carlyle. Accordingly, performance revenues compensation as a percentage of performance revenues is generally not a comparable measurement for Real Assets from period to period.
Principal Investment Income (Loss). Principal investment income (realized and unrealized) for the three months ended March 31, 2018 was $9.1 million as compared to principal investment loss of $2.9 million for the three months ended March 31, 2017. The increase was primarily related to the absence in 2018 of $8.5 million of realized principal investment losses recognized in the three months ended March 31, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information. Additionally, higher realized principal investment income related to our investments in U.S. and Europe real estate funds for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were partially offset by lower appreciation on our investments in U.S and Europe real estate funds.
Equity-based Compensation. Equity-based compensation was $10.1 million for the three months ended March 31, 2018, an increase of $1.3 million from $8.8 million for the three months ended March 31, 2017.

Fee-earning AUM as of and for the Three Months Ended March 31, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2018	2017
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,170	$12,991
Fee-earning AUM based on invested capital (2)	13,629	13,453
Fee-earning AUM based on net asset value	970	397
Fee-earning AUM based on lower of cost or fair value and other (3)	365	316
Total Fee-earning AUM (4)	$32,134	$27,157
Weighted Average Management Fee Rates (5)
All Funds	1.20%	1.26%
Funds in Investment Period	1.34%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of March 31, 2018, the Legacy Energy Funds had, in the aggregate, approximately $5.0 billion in AUM and $3.7 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of March 31, 2018, the NGP management fee funds and carry funds had, in the aggregate, approximately $13.4 billion in AUM and $11.2 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2018	2017
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,599	$27,487
Inflows, including Fee-paying Commitments (1)	1,008	185
Outflows, including Distributions (2)	(434)	(566)
Market Appreciation/(Depreciation) (3)	28	18
Foreign Exchange and other (4)	(67)	33
Balance, End of Period	$32,134	$27,157

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $32.1 billion at March 31, 2018, an increase of $0.5 billion, or approximately 2%, compared to $31.6 billion at December 31, 2017. The increase was driven by inflows of $1.0 billion, primarily from new fee-paying commitments raised in CRP VIII. The increase was partially offset by outflows of $0.4 billion, primarily related to distribution activity in the US and Europe real estate funds. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $32.1 billion at March 31, 2018, an increase of $4.9 billion, or approximately 18%, compared to $27.2 billion at March 31, 2017. This increase was driven by inflows of $9.6 billion, primarily related to new fee-paying commitments to CRP VIII, NGP XII, and CGIOF. The increase was partially offset by outflows of $4.8 billion primarily related to distribution activity in the Legacy Energy funds, NGP management fee funds, and US real estate funds, as well as other funds outside the original investment period.
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

Total AUM as of and for the Three Months Ended March 31, 2018
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2018
(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$42,888
New Commitments (1)	1,252
Outflows (2)	(1,044)
Market Appreciation/(Depreciation) (3)	467
Foreign Exchange Gain/(Loss) (4)	(1)
Other (5)	466
Balance, End of Period	$44,028

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, the NGP management fee funds and separately managed accounts.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses and other changes in AUM.

Total AUM was $44.0 billion at March 31, 2018, an increase of $1.1 billion, or approximately 3%, compared to $42.9 billion at December 31, 2017. The increase was driven by new commitments of $1.3 billion from new funds raised primarily in CRP VIII, CPI, CGIOF, and various external coinvestment offerings, as well as market appreciation of $0.5 billion. Carry fund market appreciation of 2% was driven by $0.2 billion attributable to CRP VII, $0.2 billion attributable to NGP XI, and $0.1 billion attributable to Energy IV . This increase was partially offset by outflows of $1.0 billion primarily in our US real estate, NGP Energy, and Legacy Energy funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2018, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2018					As of March 31, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,798.7	3.4x	44%	30%	$522.5	$1,798.7	3.4x	44%
CRP IV	12/2004	$950.0	$1,270.0	$1,960.1	1.5x	7%	4%	$1,181.8	$1,908.1	1.6x	8%
CRP V	11/2006	$3,000.0	$3,409.0	$5,570.4	1.6x	12%	9%	$2,942.0	$4,896.8	1.7x	13%
CRP VI	9/2010	$2,340.0	$2,229.7	$4,035.9	1.8x	29%	20%	$1,581.6	$3,192.5	2.0x	34%
CRP VII	3/2014	$4,161.6	$3,341.8	$4,603.3	1.4x	22%	13%	$431.0	$835.0	1.9x	33%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,027.1	€2,440.2	1.2x	4%	1%	€1,911.6	€2,362.1	1.2x	5%
CIP	9/2006	$1,143.7	$1,069.8	$1,433.3	1.3x	6%	3%	$997.1	$1,369.9	1.4x	6%
NGP X	1/2012	$3,586.0	$3,272.0	$4,180.1	1.3x	9%	5%	$1,382.9	$2,489.6	1.8x	25%
NGP XI	6/2014	$5,325.0	$4,297.0	$6,099.6	1.4x	34%	24%	$228.8	$471.3	2.1x	169%
Energy II	7/2002	$1,100.0	$1,334.8	$3,130.1	2.3x	81%	55%	$1,334.8	$3,130.1	2.3x	81%
Energy III	10/2005	$3,800.0	$3,569.7	$5,489.4	1.5x	10%	6%	$2,873.9	$5,044.7	1.8x	14%
Energy IV	12/2007	$5,979.1	$6,262.0	$8,270.8	1.3x	8%	4%	$4,066.5	$6,120.4	1.5x	14%
Renew II	3/2008	$3,417.5	$2,833.5	$4,204.6	1.5x	8%	5%	$1,479.3	$2,296.5	1.6x	12%
All Other Funds(9)	Various		$2,941.1	$3,297.4	1.1x	4%	Neg	$2,662.1	$3,021.0	1.1x	5%
Coinvestments and Other(10)	Various		$6,331.2	$10,321.1	1.6x	17%	13%	$4,192.7	$7,275.1	1.7x	20%
Total Fully Invested Funds			$46,848.2	$68,422.1	1.5x	12%	7%	$29,890.1	$47,785.9	1.6x	15%
Funds in the Investment Period(6)
CRP VIII	5/2017	$5,277.1	$339.9	$330.7	1.0x	NM	NM
CIEP I	9/2013	$2,500.0	$1,398.8	$1,986.4	1.4x	27%	12%
NGP XII	7/2017	$2,895.2	$370.6	$370.6	1.0x	NM	NM
CPP II	6/2014	$1,526.9	$646.8	$729.6	1.1x	NM	NM
CPI	5/2016	$1,398.4	$999.1	$1,129.8	1.1x	NM	NM
All Other Funds(11)	Various		$428.0	$394.5	0.9x	NM	NM
Total Funds in the Investment Period			$4,183.2	$4,941.5	1.2x	16%	4%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$51,031.4	$73,363.6	1.4x	12%	7%	$29,890.1	$47,785.9	1.6x	15%

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

(8)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP, CCR, and CER. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP, October 2016 for CCR, and December 2017 for CER.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2018
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$5,417.4	1.4x	1.4x	81%	X		80%	Feb-15	13	Oct-19
CRP VII	$3,695.5	1.3x	1.4x	80%	X		80%	Jun-14	16	Mar-19
Energy IV	$2,829.0	1.0x	1.3x	105%	(X)		80%	Feb-08	41	Dec-13
CIEP I	$1,932.2	1.4x	1.4x	56%	X		80%	Oct-13	18	Sep-19
NGP X	$1,665.9	1.0x	1.3x	91%			80%	Jan-12	25	May-17
Renew II	$1,605.1	0.8x	1.5x	83%	(X)		80%	Mar-08	41	May-14
CRP V	$1,188.7	2.0x	1.6x	114%	X		50%	Nov-06	46	Nov-11
CPI	$1,080.3	1.1x	1.1x	n/a	X		50%	May-16	8	Apr-21
CRP VI	$786.6	1.3x	1.8x	95%	X	X	50%	Mar-11	29	Mar-16
CPP II	$609.4	1.1x	1.1x	42%			80%	Sep-14	15	Apr-21
CRP IV	$549.2	3.5x	1.5x	134%			50%	Jan-05	53	Dec-09
CRP III	$408.9	123.5x	3.4x	93%	X	X	50%	Mar-01	69	May-05
NGP XII	$370.6	1.0x	1.0x	13%			80%	Nov-17	2	Oct-19
CRP VIII	$330.7	1.0x	1.0x	6%			80%	Aug-17	3	May-22
Energy III	$224.3	0.3x	1.5x	94%	(X)		80%	Nov-05	50	Oct-11
CEREP III	€121.1	1.0x	1.2x	91%			67%	Jun-07	44	May-11
All Other Funds (8)	$700.1	0.8x	1.2x		NM	NM
Coinvestment and Other (9)	$2,708.5	1.2x	1.6x		NM	NM
Total Real Assets (10)	$26,251.5	1.2x	1.4x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments for Corporate Private Equity, Real Assets and Global Credit carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CER, CAREP I, CAREP II, CCR, CPOCP, CGIOF, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Credit
We continue to invest in growing our Global Credit business. In the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital.

The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$58.7	$48.1
Portfolio advisory fees, net	0.1	0.1
Transaction fees, net	—	—
Total fund level fee revenues	58.8	48.2
Performance revenues
Realized	1.1	5.6
Unrealized	2.6	14.5
Total performance revenues	3.7	20.1
Principal investment income
Realized	2.5	2.4
Unrealized	2.0	4.2
Total principal investment income	4.5	6.6
Interest income	3.3	1.6
Other income	1.6	3.4
Total revenues	71.9	79.9
Segment Expenses
Compensation and benefits
Direct base compensation	26.6	17.1
Indirect base compensation	7.4	6.6
Equity-based compensation	5.9	4.3
Performance revenues related compensation
Realized	0.6	2.7
Unrealized	1.2	6.8
Total compensation and benefits	41.7	37.5
General, administrative, and other indirect expenses	15.8	23.2
Depreciation and amortization expense	1.4	1.2
Interest expense	5.3	2.6
Total expenses	64.2	64.5
Economic Income	$7.7	$15.4
(-) Net Performance Revenues	1.9	10.6
(-) Principal Investment Income	4.5	6.6
(+) Equity-based Compensation	5.9	4.3
(+) Net Interest	2.0	1.0
(=) Fee Related Earnings	$9.2	$3.5
(+) Realized Net Performance Revenues	0.5	2.9
(+) Realized Principal Investment Income	2.5	2.4
(+) Net Interest	(2.0)	(1.0)
(=) Distributable Earnings	$10.2	$7.8

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Distributable Earnings

Distributable earnings increased $2.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2017	$7.8
Increases (decreases):
Increase in fee related earnings	5.7
Decrease in realized net performance revenues	(2.4)
Increase in realized principal investment income	0.1
Increase in net interest	(1.0)
Total increase	2.4
Distributable earnings, March 31, 2018	$10.2

Fee Related Earnings

Fee related earnings increased $5.7 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2017	$3.5
Increases (decreases):
Increase in fee revenues	10.6
Increase in direct and indirect base compensation	(10.3)
Decrease in general, administrative and other indirect expenses	7.4
All other changes	(2.0)
Total increase	5.7
Fee related earnings, March 31, 2018	$9.2

Fee Revenues. Fee revenues increased $10.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Contributing to the increase in fund management fees were the structured credit funds that originated in 2017. The increase was partially offset by the absence in the three months ended March 31, 2018 of $2.8 million of catch-up fund management fees related to CSP IV that were recognized in the three months ended March 31, 2017.

The weighted average management fee rate on our carry funds decreased from 1.37% at March 31, 2017 to 1.35% at March 31, 2018. The rate decreased slightly due to new funds being raised with slightly lower effective rates.
Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $10.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased headcount and an increase in projected year-end bonuses.

We expect that as we add new talent to our growing global credit business, our direct and indirect base compensation expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $7.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to a decrease in costs associated with litigation and contingencies. For the three months ended March 31, 2017, general, administrative and other indirect expense included $39.6 million of legal fees and other expenses for litigation and contingencies, partially offset by approximately $35.3 million of insurance recoveries for litigation costs.
Economic Income
Economic income decreased $7.7 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in economic income for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Economic income, March 31, 2017	$15.4
Increases (decreases):
Decrease in net performance revenues	(8.7)
Decrease in principal investment income	(2.1)
Increase in equity-based compensation	(1.6)
Increase in fee related earnings	5.7
Increase in net interest	(1.0)
Total decrease	(7.7)
Economic income, March 31, 2018	$7.7
Performance Revenues. Performance revenues (realized and unrealized) for the three months ended March 31, 2018 and 2017 are from the following types of funds:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Carry funds	$0.6	$13.5
Structured credit funds	3.1	6.6
Total performance revenues	$3.7	$20.1

The $3.7 million of performance revenues for the three months ended March 31, 2018 was driven primarily by performance revenues recognized from the following funds:

•CLOs of $3.1 million,
•CSP III of $2.6 million, and
•CSP IV of $(2.0) million.

The $20.1 million of performance revenues for the three months ended March 31, 2017 was driven by performance revenues recognized from the following funds:

•CSP III of $8.6 million,
•CLOs of $6.6 million,
•CSP IV of $5.6 million,
•CSP II of $5.1 million, and

•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(5.8) million.

Performance revenues of $3.7 million and $20.1 million are inclusive of performance revenues reversed of approximately $2.0 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended March 31,
	2018	2017
Carry funds	2%	7%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net Performance Revenues	$1.9	$10.6

Percentage of Total Performance Revenues	51%	53%

The decrease in net performance revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to lower appreciation on our carry funds in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Principal Investment Income. Principal investment income (realized and unrealized) for the three months ended March 31, 2018 was $4.5 million compared to principal investment income of $6.6 million for the three months ended March 31, 2017. The decrease relates primarily to depreciation on our carry funds for the three months ended March 31, 2018 as compared to appreciation on our carry funds for the three months ended March 31, 2017, as well as lower appreciation on our European CLOs for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Equity-based Compensation. Equity-based compensation was $5.9 million for the three months ended March 31, 2018, an increase of $1.6 million from $4.3 million for the three months ended March 31, 2017.

Fee-earning AUM as of and for the Three Months Ended March 31, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2018	2017
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$5,026
Fee-earning AUM based on invested capital	1,627	1,278
Fee-earning AUM based on collateral balances, at par	19,049	16,347
Fee-earning AUM based on net asset value	80	5
Fee-earning AUM based on other (2)	2,048	1,786
Total Fee-earning AUM	$27,830	$24,442
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.35%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2018	2017
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,262	$24,126
Inflows, including Fee-paying Commitments (1)	201	1,064
Outflows, including Distributions (2)	(18)	(47)
Changes in CLO collateral balances (3)	261	(738)
Market Appreciation/(Depreciation) (4)	(1)	—
Foreign Exchange and other (5)	125	37
Balance, End of Period	$27,830	$24,442

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(3)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(4)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.8 billion at March 31, 2018, an increase of $0.5 billion, or approximately 2%, compared to $27.3 billion at December 31, 2017. The difference was driven by increases in our CLO collateral balances of $0.3 billion and inflows of $0.2 billion primarily related to new investments made in CCOF. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $27.8 billion at March 31, 2018, an increase of $3.4 billion, or approximately 14%, compared to $24.4 billion at March 31, 2017. The increase was driven by increases in our CLO collateral balances of $1.8 billion and $1.2 billion of foreign exchange gains primarily related to the translation of our Euro-denominated CLO's to USD.
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
Total AUM as of and for the Three Months Ended March 31, 2018.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2018
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$33,324
New Commitments (1)	850
Outflows (2)	(339)
Market Appreciation/(Depreciation) (3)	76
Foreign Exchange Gain/(Loss) (4)	171
Other (5)	(299)
Balance, End of Period	$33,783

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as runoff of CLO collateral balances.

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

Total AUM was $33.8 billion at March 31, 2018, an increase of $0.5 billion, or approximately 1%, compared to $33.3 billion at December 31, 2017. The increase was driven by new commitments of $0.9 billion primarily in our CLO's and second BDC. This increase was partially offset by $0.3 billion of outflows primarily related to distributions in our European CLO's and $0.3 billion of other activity primarily attributable to the expiration of dry powder in CASCOF.

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

The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2018, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of March 31, 2018			As of March 31, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit(Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,465.3	1.8x	17%	11%
CSP III	8/2011	$702.8	$702.8	$1,180.3	1.7x	31%	20%
CEMOF I	12/2010	$1,382.5	$1,600.4	$1,426.8	0.9x	Neg	Neg
All Other Funds(8)			$1,438.5	$1,990.1	1.4x	12%	7%
Coinvestments and Other(9)			$976.4	$954.0	1.0x	NM	NM
Total Fully Invested Funds			$6,070.4	$8,016.5	1.3x	12%	6%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$828.3	$951.8	1.1x	NM	NM
CEMOF II	2/2015	$2,819.2	$915.1	$987.9	1.1x	NM	NM
All Other Funds			$406.3	$419.1	1.0x	NM	NM
Total Funds in the Investment Period			$2,149.7	$2,358.8	1.1x	NM	NM
TOTAL Global Credit			$8,220.0	$10,375.3	1.3x	12%	6%

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

(6)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2018
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$934.0	1.0x	1.1x	32%			100%	Dec-15	10	Feb-20
CSP IV	$812.5	1.1x	1.1x	33%	X		100%	Feb-17	5	Dec-20
CEMOF I	$729.4	0.5x	0.9x	116%			100%	Dec-10	30	Dec-15
CSP III	$341.8	1.1x	1.7x	100%	X	X	80%	Dec-11	26	Aug-15
All Other Funds (8)	$579.4	1.0x	1.5x		NM	NM
Coinvestment and Other (9)	$796.1	0.8x	1.0x		NM	NM
Total Global Credit	$4,193.3	0.8x	1.3x

(1)
Remaining Fair Value reflects the unrealized carrying value of investments for Corporate Private Equity, Real Assets and Global Credit carry funds and related co-investment vehicles. Significant funds with remaining fair value of greater than $100 million are listed individually.

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

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$40.3	$35.8
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—
Total fund level fee revenues	40.3	35.8
Performance revenues
Realized	14.1	12.6
Unrealized	36.8	23.2
Total performance revenues	50.9	35.8
Principal investment income
Realized	0.1	0.1
Unrealized	1.0	1.1
Total principal investment income	1.1	1.2
Interest income	0.5	0.1
Other income	0.2	0.1
Total revenues	93.0	73.0
Segment Expenses
Compensation and benefits
Direct base compensation	19.8	16.1
Indirect base compensation	3.4	2.8
Equity-based compensation	3.0	2.0
Performance revenues related compensation
Realized	12.6	12.1
Unrealized	27.1	19.0
Total compensation and benefits	65.9	52.0
General, administrative, and other indirect expenses	8.0	6.8
Depreciation and amortization expense	1.1	0.8
Interest expense	1.6	1.5
Total expenses	76.6	61.1
Economic Income	$16.4	$11.9
(-) Net Performance Revenues	11.2	4.7
(-) Principal Investment Income	1.1	1.2
(+) Equity-based Compensation	3.0	2.0
(+) Net Interest	1.1	1.4
(=) Fee Related Earnings	$8.2	$9.4
(+) Realized Net Performance Revenues	1.5	0.5
(+) Realized Principal Investment Income	0.1	0.1
(+) Net Interest	(1.1)	(1.4)
(=) Distributable Earnings	$8.7	$8.6

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Distributable Earnings

Distributable earnings increased $0.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2017	$8.6
Increases (decreases):
Decrease in fee related earnings	(1.2)
Increase in realized net performance revenues	1.0
Decrease in net interest	0.3
Total increase	0.1
Distributable earnings, March 31, 2018	$8.7

Fee Related Earnings

Fee related earnings decreased $1.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2017	$9.4
Increases (decreases):
Increase in fee revenues	4.5
Increase in direct and indirect base compensation	(4.3)
Increase in general, administrative and other indirect expenses	(1.2)
All other changes	(0.2)
Total decrease	(1.2)
Fee related earnings, March 31, 2018	$8.2

Fee Revenues. Total fee revenues increased $4.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles. This increase is partially offset by the absence in 2018 of $1.2 million of catch-up management fees recognized in the three months ended March 31, 2017.

Direct and indirect base compensation expense. Direct and indirect base compensation expense increased $4.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to an increase in headcount and an increase in projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to higher negative foreign currency adjustments, increased external costs associated with fundraising activities and increased travel and information technology expenses.

Economic Income
Economic income increased $4.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The following table provides the components of the changes in economic income for the three months ended March 31, 2018:

Three Months Ended March 31,
(Dollars in Millions)
Economic income, March 31, 2017	$11.9
Increases (decreases):
Increase in net performance revenues	6.5
Decrease in principal investment income	(0.1)
Increase in equity-based compensation	(1.0)
Decrease in fee related earnings	(1.2)
Decrease in net interest	0.3
Total increase	4.5
Economic income, March 31, 2018	$16.4
Performance Revenues. Performance revenues (realized and unrealized) for the three months ended March 31, 2018 and 2017 are from the following types of funds:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Private equity fund vehicles	$48.2	$35.0
Real estate fund vehicles	2.7	0.8
Total performance revenues	$50.9	$35.8
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
As funds that have launched since our acquisition of AlpInvest in 2011 begin to accrue performance revenues, an increasing share of net performance revenues are for our benefit. The increase in performance revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to higher appreciation in our carry funds in 2018. Overall, our carry funds appreciated 4% in the three months ended March 31, 2018 (excluding the impact of foreign currency, appreciation was 5% for the three months ended March 31, 2018) while appreciating 3% in the three months ended March 31, 2017.

The $50.9 million of performance revenues for the three months ended March 31, 2018 was driven primarily by performance revenues recognized from the following funds:

•APG Co-investment Fund & Secondaries Fund (2014-2015) of $11.5 million,
•ASF V (Onshore) Fund of $4.6 million,
•Partnership Fund (2008) of $3.2 million,
•UAW Secondary Fund (2012) of $2.8 million, and
•APG Partnership Fund (2010) of $2.5 million.

The $35.8 million of performance revenues for the three months ended March 31, 2017 was driven primarily by performance revenues recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $5.6 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $3.9 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $3.7 million, and
•Co-investment Fund & Secondaries Fund (2010) of $1.9 million.
There were no significant performance revenues reversed for the three months ended March 31, 2018 and 2017.
The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended March 31,
	2018	2017
Carry funds	4%	3%
Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles.
Net performance revenues for the three months ended March 31, 2018 were $11.2 million, representing an increase of $6.5 million from $4.7 million in net performance revenues for the three months ended March 31, 2017. The increase in net performance revenues was due to the higher appreciation of the carry funds for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Equity-based Compensation. Equity-based compensation was $3.0 million for the three months ended March 31, 2018, an increase of $1.0 million from $2.0 million for the three months ended March 31, 2017.

Fee-earning AUM as of and for the Three Months Ended March 31, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2018	2017
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$10,543	$7,917
Fee-earning AUM based on invested capital (2)	1,312	1,214
Fee-earning AUM based on net asset value	1,002	704
Fee-earning AUM based on lower of cost or fair market value	17,657	16,593
Total Fee-earning AUM	$30,514	$26,428

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2018	2017
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,150	$27,054
Inflows, including Fee-paying Commitments (1)	1,126	1,001
Outflows, including Distributions (2)	(1,230)	(1,967)
Market Appreciation/(Depreciation) (3)	(92)	19
Foreign Exchange and other (4)	560	321
Balance, End of Period	$30,514	$26,428

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $30.5 billion at March 31, 2018, an increase of $0.3 billion, or approximately 1%, compared to $30.2 billion at December 31, 2017. This was driven by inflows, including fee-paying commitments of $1.1 billion, due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $0.6 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. Partially offsetting this increase were outflows, including distributions, of $1.2 billion which were primarily attributable to our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $30.5 billion at March 31, 2018, an increase of $4.1 billion, or approximately 16%, compared to $26.4 billion at March 31, 2017. The increase was driven by inflows, including fee-paying commitments, of $6.4 billion due to activation of previously raised mandates in our AlpInvest vehicles, and foreign exchange gains of $3.1 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was partially offset by outflows, including distributions, of $5.0 billion primarily in our AlpInvest carry funds.
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

Total AUM as of and for the Three Months Ended March 31, 2018
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2018
(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$46,291
New Commitments (1)	1,666
Outflows (2)	(1,726)
Market Appreciation/(Depreciation) (3)	1,284
Foreign Exchange Gain/(Loss) (4)	865
Other (5)	327
Balance, End of Period	$48,707

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, separately managed accounts, and fund of hedge fund vehicles. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2017) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2018.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses other changes in AUM.

Total AUM was $48.7 billion at March 31, 2018, an increase of $2.4 billion or approximately 5%, compared to $46.3 billion at December 31, 2017. This increase was driven by $1.7 billion of new commitments raised primarily in our AlpInvest carry funds, $0.9 billion of foreign exchange gains resulting from the translation of our euro-denominated AlpInvest AUM to USD, and $1.3 billion of market appreciation primarily in our AlpInvest carry funds. This was partially offset by $1.7 billion of outflows primarily related to distributions in our AlpInvest carry funds.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2018
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,085.4	€6,720.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,657.1	€7,427.0	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,275.2	€19,764.6	1.6x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,912.6	€8,049.3	1.6x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€3,960.2	€5,178.6	1.3x	14%	13%
Main Fund VI - Fund Investments	2015	€1,106.4	€449.1	€482.2	1.1x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€464.4	€871.2	1.9x	56%	53%
Main Fund II - Secondary Investments	2003	€998.4	€967.5	€1,770.2	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,237.0	€3,405.9	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,868.7	€3,196.6	1.7x	20%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,710.9	€6,007.1	1.6x	24%	22%
Main Fund II - Co-Investments	2003	€1,090.0	€883.5	€2,473.6	2.8x	45%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,643.9	€3,652.3	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,286.6	€3,385.4	2.6x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€986.1	€2,318.7	2.4x	32%	30%
Main Fund VI - Co-Investments	2014	€1,114.6	€892.3	€1,422.3	1.6x	25%	22%
Main Fund II - Mezzanine Investments	2004	€700.0	€728.7	€1,005.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,874.5	€2,532.5	1.4x	10%	9%
All Other Funds (9)	Various		€1,938.1	€2,701.1	1.4x	14%	11%
Total Fully Committed Funds			€50,821.8	€82,364.4	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€4,942.0	€856.7	€979.1	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,442.5	€377.2	€389.4	1.0x	NM	NM
All Other Funds (9)	Various		€747.0	€975.8	1.3x	21%	17%
Total Funds in the Commitment Period			€1,980.9	€2,344.3	1.2x	20%	14%
TOTAL ALPINVEST			€52,802.7	€84,708.7	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$65,092.1	$104,423.9	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$2,992.7	$3,899.0	1.3x	7%	4%
Funds in the Commitment Period (5)	Various		$113.1	$136.8	1.2x	NM	NM
TOTAL METROPOLITAN REAL ESTATE			$3,105.8	$4,035.9	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005 and c) LP co-investment vehicles. As of March 31, 2018, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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

(6)
Gross Internal Rate of Return ("Gross IRR") represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying investments, before management fees, expenses and carried interest at the AlpInvest/Metropolitan Real Estate level.

(7)
Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.

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

Liquidity and Capital Resources

Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to equityholders. Historically, approximately 95% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, advisors and other professionals.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2018. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2017, we issued 16 million of our 5.875% Series A Preferred Units for net proceeds of $387.5 million.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.1 billion at March 31, 2018. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $375.9 million at March 31, 2018. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $1.3 billion as of March 31, 2018. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (3.13% at March 31, 2018).

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
Our balance sheet at March 31, 2018 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding.
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2018	Borrowing Outstanding December 31, 2017	Maturity Date (1)	Interest Rate as of March 31, 2018
June 7, 2016	$20.6	$20.6	July 15, 2027	3.52%	(4)
February 28, 2017	76.2	74.3	September 21, 2029	2.33%	(3)
April 19, 2017	22.8	22.8	April 22, 2031	3.68%	(4) (15)
June 28, 2017	23.1	23.1	July 22, 2031	3.67%	(5) (15)
July 20, 2017	24.4	24.4	April 21, 2027	3.28%	(6) (15)
August 2, 2017	22.8	22.8	July 23, 2029	3.55%	(7) (15)
August 2, 2017	21.4	20.9	August 3, 2022	1.75%	(8)
August 14, 2017	22.6	22.6	August 15, 2030	3.68%	(9) (15)
November 30, 2017	22.7	22.7	January 16, 2030	3.45%	(10) (15)
December 6, 2017	19.1	19.1	October 16, 2030	3.37%	(11) (15)
December 7, 2017	21.2	21.2	January 19, 2029	3.10%	(12) (15)
January 30, 2018	19.2	—	January 22, 2030	3.35%	(13) (15)
March 1, 2018	15.4	—	January 15, 2031	3.27%	(14) (15)
	$331.5	$294.5
(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months ended March 31, 2018 and 2017.

(3)	Original borrowing of €61.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(4)	Incurs interest at LIBOR plus 1.932%.

(5)	Incurs interest at LIBOR plus 1.923%.

(6)	Incurs interest at LIBOR plus 1.536%.

(7)	Incurs interest at LIBOR plus 1.808%.

(8)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(9)	Incurs interest at LIBOR plus 1.848%.

(10)	Incurs interest at LIBOR plus 1.7312%.

(11)	Incurs interest at LIBOR plus 1.647%.

(12)	Incurs interest at LIBOR plus 1.365%.

(13)	Incurs interest at LIBOR plus 1.624%.

(14)	Incurs interest at LIBOR plus 1.552%.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity.

European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($76.2 million at March 31, 2018) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2018).

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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.81% at March 31, 2018). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (3.72% at March 31, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $40.4 million of these promissory notes are outstanding at March 31, 2018. These promissory notes are scheduled to mature on July 15, 2019.

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
Preferred Units. On September 13, 2017, we issued 16 million of our Preferred Units for net proceeds of approximately $387.5 million. We plan to use these proceeds for general corporate purposes, including to fund investments. Distributions on the Preferred Units are discretionary and non-cumulative. The Preferred Units may be redeemed at our option, in whole or in part, at any time on or after September 15, 2022 at a price of $25 per Preferred Unit, plus declared and unpaid distributions. In addition, the Preferred Units may be redeemed at our option prior to September 15, 2022, upon the occurrence of change of control, tax redemption or rating agency events. Holders of the Preferred Units will generally have no voting rights and have none of the voting rights given to holders of our common units, except as otherwise provided in Carlyle's limited partnership agreement. Holders of the Preferred Units have no right to require the redemption of the Preferred Units and the Preferred Units do not have a maturity date. See Note 12 of our unaudited condensed consolidated financial statements for more information on our Preferred Units.

Our accrued performance allocations by segment as of March 31, 2018, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,209.0	$(6.7)	$2,202.3
Real Assets	647.9	(58.1)	589.8
Global Credit	50.5	—	50.5
Investment Solutions	742.7	—	742.7
Total	$3,650.1	$(64.8)	$3,585.3
Plus: Accrued performance allocations from NGP			155.2
Less: Accrued performance allocation-related compensation			(1,899.6)
Plus: Receivable for giveback obligations from current and former employees			5.0
Less: Deferred taxes on accrued performance allocations			(69.7)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			11.9
Net accrued performance revenues before timing differences			1,788.1
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			1.6
Net accrued performance revenues attributable to Carlyle Holdings			$1,789.7

As of March 31, 2018, the net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Corporate Private Equity:
Buyout	$1,142.6
Growth Capital	46.6
Total Corporate Private Equity	1,189.2
Real Assets:
Real Estate	303.4
Natural Resources	198.1
Legacy Energy	(16.1)
Total Real Assets	485.4
Global Credit	28.5
Investment Solutions	86.6
Net accrued performance revenues attributable to Carlyle Holdings	$1,789.7
Realized principal investment income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to Carlyle Holdings (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.
Realized performance allocations revenue. Realized performance allocations revenue generated by our investment funds may be used to meet our capital needs. Performance allocations are generally realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. For certain funds, performance allocations are realized once all invested capital and expenses have been returned to the fund’s investors and the fund’s cumulative returns are in excess of the preferred return.
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

Preferred Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $11.8 million, or $0.734376 per preferred unit, consisting of (i) $0.367188 per preferred unit in respect of the second quarter of 2018 to holders of record at the close of business on June 1, 2018, payable on June 15, 2018, and $0.367188 per preferred unit in respect of the first quarter of 2018, which was paid on March 15, 2018. Distributions on the preferred units are discretionary and non-cumulative.
Distributions to preferred unitholders paid during the three months ended March 31, 2018 totaled $5.9 million, representing the amount paid in March 2018 of $0.367188 per preferred unit in respect of the first quarter of 2018.
Common Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $28.0 million, or $0.27 per common unit in respect of the first quarter of 2018, which is payable on May 17, 2018 to common unitholders of record on May 11, 2018. With respect to distribution year 2017, we paid a distribution of approximately $8.8 million to common unitholders in May 2017 in respect of the first quarter of 2017.

Distributions to common unitholders paid during the three months ended March 31, 2018 totaled $33.2 million, representing the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017. Distributions to common unitholders paid during the three months ended March 31, 2017 totaled $13.7 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016.
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

Since our inception through March 31, 2018, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2018, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Corporate Private Equity	$2,368.5
Real Assets	839.3
Global Credit	491.3
Investment Solutions	149.8
Total	$3,848.9
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.8 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of March 31, 2018 consist of the following (dollars in millions):

Investments, excluding accrued performance allocations	$1,660.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(359.9)
Less: Strategic equity method investments in NGP Management	(391.8)
Less: Investment in NGP accrued performance allocations	(155.2)
Investments excluding non-controlling interests and NGP	753.4
Plus: investments in Consolidated Funds, eliminated in consolidation	241.8
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$995.2
Of the $995.2 million of total investments attributable to Carlyle Holdings, approximately $311.7 million are financed with loans attributable to Carlyle Holdings (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no unit repurchases for the three months ended March 31, 2018. Since inception of the program, we have paid an aggregate of $59.1 million to repurchase and retire 3,695,889 units.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(22.6)	$514.9
Net cash used in investing activities	(4.7)	(3.7)
Net cash provided by (used in) financing activities	54.8	(331.4)
Effect of foreign exchange rate changes	21.7	10.8
Net change in cash, cash equivalents and restricted cash	$49.2	$190.6
Net Cash (Used in) Provided by Operating Activities. Net cash (used in) provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the three months ended March 31, 2018 and 2017, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.5 billion and $0.3 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.4 billion and $0.2 billion for the three months ended March 31, 2018 and 2017, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2018, investment proceeds were $225.2 million while investment purchases were $100.7 million. During the three months ended March 31, 2017, investment proceeds were $168.8 million as compared to purchases of $56.8 million.
The net cash provided by operating activities for the three months ended March 31, 2018 and 2017 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2018, purchases of investments by the Consolidated Funds were $911.1 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $529.9 million. For the three months ended March 31, 2017, purchases of investments by the Consolidated Funds were $691.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $755.6 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the three months ended March 31, 2018, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $4.7 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.
Net Cash Provided by (Used in) Financing Activities. Financing activities are a net source of cash in the three months ended March 31, 2018 and a net use of cash in the three months ended March 31, 2017.
For the three months ended March 31, 2018, the Partnership received net proceeds of $34.5 million from the issuance of various CLO term loans, while $66.1 million was received for the three months ended March 31, 2017. See Note 5 to the unaudited condensed consolidated financial statements for more information on these term loans.
Distributions to our common unitholders were $33.2 million and $13.7 million for the three months ended March 31, 2018 and 2017, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $77.5 million and

$38.9 million for the three months ended March 31, 2018 and 2017, respectively. Distributions to our preferred unitholders were $5.9 million for the three months ended March 31, 2018.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2018 and 2017 were $180.6 million and $(330.5) million, respectively. Contributions from non-controlling interest holders were $3.4 million for the three months ended March 31, 2018, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2018 and 2017, distributions to non-controlling interest holders were $21.1 million and $38.0 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $12.9 billion at March 31, 2018, an increase of $0.7 billion from December 31, 2017. The increase in total assets was primarily attributable to increases in investments of Consolidated Funds and due from affiliates and other receivables of Consolidated Funds, net, of $461.6 million, and $129.7 million, respectively. Cash and cash equivalents, including corporate treasury investments, were approximately $1.4 billion at both March 31, 2018 and December 31, 2017.
Total liabilities were $9.9 billion at March 31, 2018, an increase of $0.6 billion from December 31, 2017. The increase in liabilities was primarily attributable to increases in other liabilities of Consolidated Funds and loans payable of Consolidated Funds of $297.9 million and $250.7 million, respectively, from December 31, 2017 to March 31, 2018.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 15 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2018, our total assets were $7.7 billion, including cash and cash equivalents, including corporate treasury investments, of $1.4 billion and net accrued performance revenues of $1.8 billion.

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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2018 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$16.9	$45.2	$108.8	$1,100.0	$1,270.9
Interest payable(b)	54.2	142.6	130.9	743.8	1,071.5
Contingent cash and other consideration(c)	36.1	13.6	—	—	49.7
Operating lease obligations(d)	36.3	96.5	86.0	299.7	518.5
Capital commitments to Carlyle funds(e)	3,848.9	—	—	—	3,848.9
Tax receivable agreement payments(f)	—	—	14.4	79.7	94.1
Loans payable of Consolidated Funds(g)	68.4	181.8	181.6	5,156.2	5,588.0
Unfunded commitments of the CLOs(h)	11.9	—	—	—	11.9
Consolidated contractual obligations	4,072.7	479.7	521.7	7,379.4	12,453.5
Loans payable of Consolidated Funds(g)	(68.4)	(181.8)	(181.6)	(5,156.2)	(5,588.0)
Capital commitments to Carlyle funds(e)	(3,377.1)	—	—	—	(3,377.1)
Unfunded commitments of the CLOs(h)	(11.9)	—	—	—	(11.9)
Carlyle Operating Entities contractual obligations	$615.3	$297.9	$340.1	$2,223.2	$3,476.5

(a)
The table above assumes that no prepayments are made on the CLO term loans, promissory notes or senior notes and that the outstanding balance on the revolving credit facility term loan is repaid on the maturity date of the senior credit facility, which is May 5, 2020. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, promissory notes and senior notes.

(b)
The interest rate on the debt obligations as of March 31, 2018 consist of: 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 3.13% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 3.68% for our CLO term loans, approximately 4.81% on $108.8 million of our NGP promissory note and approximately 3.72% on $40.4 million of our outstanding settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions, payments related to the acquisition of secondary interests in Carlyle funds and other obligations.

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

(f)
Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below. Further, the amount and timing of payments is subject to change as we continue to analyze the 2017 Tax Reform Act.

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2018, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.35%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $12.6 million at March 31, 2018 as we are unable to estimate when such amounts may be paid.

Risk Retention Rules
The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. The U.S. Risk Retention Rules became effective on December 24, 2016 and applied to sponsors of CLOs issued thereafter. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia ruled that the U.S. Risk Retention Rules do not apply to managers of open-market CLOs - CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale. This ruling officially went into effect on April 5, 2018, effectively ending the need for managers of open-market CLOs to comply with the U.S. Risk Retention Rules. The federal agencies responsible for creating the U.S. Risk Retention Rules (referred to herein as the Agencies) have until May 10, 2018, to petition the United States Supreme Court to hear their case in an attempt to overrule the U.S. Court of Appeals for the District of Columbia. If any such petition is made, the U.S. Risk Retention Rules will still not apply to managers of open-market CLOs unless and until the case is heard and finally determined in the Agencies’ favor. The only short-term scenario where the U.S. Risk Retention Rules could once again apply is if the Agencies’ request - and the United States Supreme Court grants - a “stay” while any petition is being considered.  We are in the process of reviewing this decision and its ultimate impact on our business, but, going forward, do not expect the manager of our U.S. open-market CLOs to obtain or hold 5% of the credit risk that previously would have been necessary to satisfy the U.S. Risk Retention Rules. We will continue to comply with the risk retention rules governing CLOs issued in Europe, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.

For additional information related to the U.S. Risk Retention Rules, see “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Guarantees
See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2018.

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

Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund's cumulative returns are in excess of the preferred return, and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds' investment values decline below certain levels. When the fair value of a fund's investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed.

See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to our contingent obligations (giveback).

Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2017 through March 31, 2018 is as follows:

	Units as of December 31, 2017	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of March 31, 2018
The Carlyle Group L.P. common units	100,100,650	372,864	—	917,549	—	101,391,063
Carlyle Holdings partnership units	234,813,858	—	—	(917,549)	—	233,896,309
Total	334,914,508	372,864	—	—	—	335,287,372
The Carlyle Group L.P. common units issued during the period from December 31, 2017 through March 31, 2018 relate to the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2018.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three months ended March 31, 2018, senior Carlyle professionals exchanged approximately 0.9 million of their Carlyle Holdings partnership units for common units.
The total units as of March 31, 2018 as shown above exclude approximately 2.3 million common units in connection with the vesting of deferred restricted common units subsequent to March 31, 2018 that will participate in the common unitholder distribution that will be paid in May 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income, including performance allocations. Although our investment funds share many common themes, each of our alternative asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by both the fund-level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one “sector” head, one or more operating executives and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
There was no material change in our market risks during the three months ended March 31, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2018, no units were repurchased. As of March 31, 2018, we had approximately $141 million in remaining authorization under the unit repurchase program.

Common Unit Issuance Agreement

As described in Note 5 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, in March of 2017, we amended our agreement with NGP Management.  Pursuant to the amended agreement, we have, among other things, agreed to issue additional common units on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management.   As contemplated by the amended NGP agreement, on February 1, 2018, we entered into a common unit issuance agreement with an affiliate of NGP Management that provides for issuance to such affiliate of an aggregate of 400,528 common units, of which 160,211 are deliverable in August, 2019, 120,158, are deliverable in August, 2020 and 120,159 are deliverable in August, 2021.  Such securities have been offered and sold in reliance on the exemption contained in Section 4(a)(2) of the Securities Act as a transaction by the issuer not involving a public offering.  No general solicitation or underwriters were involved in such offer and sale.

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

10.1 * +	Form of Global Deferred Restricted Common Unit Agreement for Performance DRUs for Other Executive Officers.

10.2 * +	Form of Global Deferred Restricted Common Unit Agreement for Performance DRUs for Co-Chief Executive Officers

10.3*	Amended and Restated Non-Exclusive Aircraft Lease Agreement dated as of April 12, 2018 by and between Kewsong Lee as Lessor and Carlyle Investment Management L.L.C. as Lessee.

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 1, 2018	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)