Form 10-Q
period 2018-06-30
Carlyle Group L.P.
filed 2018-08-01
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of July 27, 2018 was 101,819,953.

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

•	Global Credit: Structured credit, direct lending, distressed credit, energy credit, opportunistic credit and corporate mezzanine funds, and other closed-end credit funds advised by Carlyle

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
Assets
Cash and cash equivalents	$876.8	$1,000.1
Cash and cash equivalents held at Consolidated Funds	395.3	377.6
Restricted cash	1.7	28.7
Corporate treasury investments	343.5	376.3
Investments, including accrued performance allocations of $3,900.3 million and $3,664.3 million as of June 30, 2018 and December 31, 2017, respectively	5,647.6	5,288.6
Investments of Consolidated Funds	5,248.3	4,534.3
Due from affiliates and other receivables, net	303.2	263.4
Due from affiliates and other receivables of Consolidated Funds, net	117.5	50.8
Fixed assets, net	95.9	100.4
Deposits and other	58.5	54.1
Intangible assets, net	29.9	35.9
Deferred tax assets	176.2	170.4
Total assets	$13,294.4	$12,280.6
Liabilities and partners’ capital
Debt obligations	$1,591.9	$1,573.6
Loans payable of Consolidated Funds	4,835.1	4,303.8
Accounts payable, accrued expenses and other liabilities	365.7	355.1
Accrued compensation and benefits	2,346.7	2,222.6
Due to affiliates	170.0	229.9
Deferred revenue	62.0	82.1
Deferred tax liabilities	69.7	75.6
Other liabilities of Consolidated Funds	666.8	422.1
Accrued giveback obligations	63.2	66.8
Total liabilities	10,171.1	9,331.6
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	387.5	387.5
Partners’ capital (common units 102,119,818 and 100,100,650 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	738.4	701.8
Accumulated other comprehensive loss	(79.6)	(72.7)
Non-controlling interests in consolidated entities	382.3	404.7
Non-controlling interests in Carlyle Holdings	1,694.7	1,527.7
Total partners’ capital	3,123.3	2,949.0
Total liabilities and partners’ capital	$13,294.4	$12,280.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Revenues
Fund management fees	$301.3	$238.8	$565.8	$485.1
Incentive fees	7.4	11.1	13.7	16.7
Investment income (loss)
Performance allocations
Realized	97.4	346.6	318.0	424.2
Unrealized	327.7	185.9	415.2	784.3
Principal investment income (loss)
Realized	36.3	26.7	63.8	26.5
Unrealized	41.9	32.3	68.5	78.8
Total investment income	503.3	591.5	865.5	1,313.8
Interest and other income	28.0	5.6	50.5	16.0
Interest and other income of Consolidated Funds	53.6	45.0	100.9	87.9
Revenue of a real estate VIE	—	16.4	—	109.0
Total revenues	893.6	908.4	1,596.4	2,028.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	176.0	151.0	363.3	297.0
Equity-based compensation	64.9	88.0	149.8	160.8
Performance allocations and incentive fee related compensation
Realized	51.7	166.7	160.1	212.5
Unrealized	170.3	90.4	219.9	361.7
Total compensation and benefits	462.9	496.1	893.1	1,032.0
General, administrative and other expenses	126.8	95.8	221.8	189.6
Interest	18.4	16.5	36.3	31.5
Interest and other expenses of Consolidated Funds	45.3	78.5	81.2	123.7
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	18.4	—	138.0
Other non-operating expenses	0.3	0.1	0.6	0.1
Total expenses	653.7	705.4	1,233.0	1,514.9
Other income
Net investment gains of Consolidated Funds	12.9	40.7	14.9	57.8
Income before provision for income taxes	252.8	243.7	378.3	571.4
Provision for income taxes	11.6	13.2	19.4	19.0
Net income	241.2	230.5	358.9	552.4
Net income attributable to non-controlling interests in consolidated entities	16.7	16.5	27.7	19.8
Net income attributable to Carlyle Holdings	224.5	214.0	331.2	532.6
Net income attributable to non-controlling interests in Carlyle Holdings	155.1	156.4	222.1	392.0
Net income attributable to The Carlyle Group L.P.	69.4	57.6	109.1	140.6
Net income attributable to Series A Preferred Unitholders	5.9	—	11.8	—
Net income attributable to The Carlyle Group L.P. Common Unitholders	$63.5	$57.6	$97.3	$140.6
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$0.62	$0.65	$0.96	$1.61
Diluted	$0.56	$0.59	$0.87	$1.49
Weighted-average common units
Basic	102,465,109	88,801,343	101,603,587	87,079,007
Diluted	112,582,728	96,986,255	111,948,144	94,486,422
Distributions declared per common unit	$0.27	$0.10	$0.60	$0.26
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$241.2	$230.5	$358.9	$552.4
Other comprehensive income
Foreign currency translation adjustments	(56.3)	39.3	(25.7)	49.4
Defined benefit plans
Unrealized gain (loss) for the period	0.7	(1.0)	(0.3)	(1.0)
Less: reclassification adjustment for loss during the period, included in cash-based compensation and benefits expense	0.3	0.3	0.5	0.6
Other comprehensive income (loss)	(55.3)	38.6	(25.5)	49.0
Comprehensive income	185.9	269.1	333.4	601.4
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	1.8	(23.0)	(20.5)	(29.9)
Comprehensive income attributable to Carlyle Holdings	187.7	246.1	312.9	571.5
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(129.5)	(179.6)	(209.3)	(420.2)
Comprehensive income attributable to The Carlyle Group L.P.	$58.2	$66.5	$103.6	$151.3
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$358.9	$552.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21.9	20.1
Equity-based compensation	149.8	160.8
Non-cash net performance allocations and incentive fees	(215.6)	(511.8)
Other non-cash amounts	4.7	(6.1)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	41.5	(29.6)
Realized/unrealized gain from loans payable of Consolidated Funds	(56.4)	(28.2)
Purchases of investments by Consolidated Funds	(2,137.0)	(1,514.9)
Proceeds from sale and settlements of investments by Consolidated Funds	1,261.2	1,746.8
Non-cash interest income, net	(1.9)	(2.6)
Change in cash and cash equivalents held at Consolidated Funds	256.8	345.4
Change in other receivables held at Consolidated Funds	(74.8)	(28.1)
Change in other liabilities held at Consolidated Funds	(12.6)	(219.3)
Principal investment income	(131.1)	(103.8)
Purchases of investments	(228.9)	(204.3)
Proceeds from the sale of investments	379.8	306.9
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Changes in deferred taxes, net	(2.6)	0.3
Change in due from affiliates and other receivables	(48.3)	(74.2)
Change in receivables and inventory of a real estate VIE	—	(14.5)
Change in deposits and other	(12.1)	(9.3)
Change in other assets of a real estate VIE	—	1.6
Change in accounts payable, accrued expenses and other liabilities	0.8	(3.3)
Change in accrued compensation and benefits	(8.9)	(41.1)
Change in due to affiliates	(26.6)	0.1
Change in other liabilities of a real estate VIE	—	47.9
Change in deferred revenue	(19.3)	27.7
Net cash (used in) provided by operating activities	(538.2)	373.1
Cash flows from investing activities
Purchases of fixed assets, net	(12.5)	(16.7)
Net cash used in investing activities	(12.5)	(16.7)
Cash flows from financing activities
Borrowings under credit facility	—	250.0
Repayments under credit facility	—	(250.0)
Payments on debt obligations	(13.8)	—
Proceeds from debt obligations	34.5	112.1
Net payments on loans payable of a real estate VIE	—	(14.3)
Net borrowings (payments) on loans payable of Consolidated Funds	694.5	(310.4)
Payments of contingent consideration	—	(0.4)
Distributions to common unitholders	(61.0)	(22.7)
Distributions to preferred unitholders	(11.8)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(140.4)	(63.1)
Contributions from non-controlling interest holders	8.9	25.8
Distributions to non-controlling interest holders	(51.8)	(53.0)
Common units repurchased	(51.0)	(0.2)
Change in due to/from affiliates financing activities	4.0	49.2
Net cash provided by (used in) financing activities	412.1	(277.0)
Effect of foreign exchange rate changes	(11.7)	35.9
(Decrease) increase in cash, cash equivalents and restricted cash	(150.3)	115.3
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$878.5	$799.3
Supplemental non-cash disclosures
Net increase (decrease) in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$(1.0)	$6.9
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$4.6	$14.8
Tax receivable agreement liability	$3.7	$12.9
Total partners’ capital	$0.9	$1.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$876.8	$789.9
Restricted cash	1.7	9.4
Total cash, cash equivalents and restricted cash, end of period	$878.5	$799.3

Cash and cash equivalents held at Consolidated Funds	$395.3	$416.1
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
As of June 30, 2018, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $5.8 billion and $5.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2018, the Partnership held $245.4 million of investments in these consolidated CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The Partnership’s maximum exposure to loss relates to the Partnership's investments in the unconsolidated VIEs and was $1,175.2 million as of June 30, 2018 and $1,066.3 million as of December 31, 2017.
Additionally, as of June 30, 2018, the Partnership had $76.8 million and $12.1 million recognized in the condensed consolidated balance sheet related to accrued performance allocations and management fee receivables, respectively, related to the unconsolidated VIEs.
Basis of Accounting
The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Partnership’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these unaudited condensed consolidated financial statements, the Partnership has retained the specialized accounting for the Funds.

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Partnership’s unaudited condensed consolidated statements of operations.
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
Revenue Recognition
On January 1, 2018, the Partnership adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) under the modified retrospective method. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Revenue is recognized when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocated the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the impact of this reclassification to our previously reported amounts in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	As Previously Reported	Reclassifications	As Adjusted
	(Dollars in millions)
Performance fees[1]
Realized	$357.7	$(346.6)	$11.1
Unrealized	185.9	(185.9)	—
Total performance fees[1]	$543.6	$(532.5)	$11.1
Investment income (loss)[2]
Realized	$26.7	$346.6	$373.3
Unrealized	32.3	185.9	218.2
Total investment income[2]	$59.0	$532.5	$591.5

	Six Months Ended June 30, 2017
	As Previously Reported	Reclassifications	As Adjusted
	(Dollars in millions)
Performance fees[1]
Realized	$440.9	$(424.2)	$16.7
Unrealized	784.3	(784.3)	—
Total performance fees[1]	$1,225.2	$(1,208.5)	$16.7
Investment income (loss)[2]
Realized	$26.5	$424.2	$450.7
Unrealized	78.8	784.3	863.1
Total investment income[2]	$105.3	$1,208.5	$1,313.8

(1)	As adjusted, amounts now labeled as incentive fees in the unaudited condensed consolidated statements of operations.

(2)	As adjusted, amounts now labeled as performance allocations and principal investment income within investment income (loss) in the unaudited condensed consolidated statements of operations.
The adoption of ASU 2014-9 did not materially change our historical pattern of recognizing revenue for management fees, incentive fees, and performance allocations (for arrangements within the scope of ASC 323). The Partnership has applied the guidance in ASU 2014-9 only to contracts that are not completed as of January 1, 2018. The Partnership recorded an adjustment of $0.8 million for the cumulative effect of adoption in partners' capital on January 1, 2018, which reduced total partners' capital. Additionally, while the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for our significant management and advisory contracts. The customer determination impacts the Partnership's analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018 as the Partnership controls the inputs to its investment management performance obligation. For the three months and six months ended June 30, 2018, these costs were approximately $8.2 million and $14.3 million, respectively, and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

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

As of June 30, 2018 and December 31, 2017, management fee receivables were $102.8 million and $47.7 million, respectively, and are included in due from affiliates and other receivables, net, in our unaudited condensed consolidated balance sheets.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $7.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and $13.6 million and $17.8 million for the six months ended June 30, 2018 and 2017, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees generally exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Partnership arranges for the investment funds, the Partnership concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Partnership concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

The Partnership also incurs certain costs, primarily employee travel and entertainment costs, employee compensation and systems costs, for which it receives reimbursement from the investment funds in connection with its performance obligation to provide investment and management services. For reimbursable travel, compensation and systems costs, the Partnership concluded it controls the services provided by its employees and the resources used to develop applicable systems before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Partnership to manage the fund limited partnerships are presented on a gross basis in interest and other income in our unaudited condensed consolidated statements of operations and the expense in general, administrative and other expenses or cash-based compensation and benefits expenses in our unaudited condensed consolidated statements of operations.

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

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $52.0 million and $41.8 million for the three months ended June 30, 2018 and 2017, respectively, $98.0 million and $82.3 million for the six months ended June 30, 2018 and 2017, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Compensation and Benefits
Cash-based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees and non-employees is measured at fair value on the grant date. In June 2018, the Partnership adopted ASU 2018-7, which aligned the accounting for non-employee equity-based awards with the accounting for employee equity-based awards, retroactive to January 1, 2018. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2018 and December 31, 2017, the Partnership had recorded a liability of $2.0 billion and $1.9 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $2.6 million and $2.5 million during the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $5.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million during the six months ended June 30, 2018 and 2017, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The decrease in the deferred revenue balance for the six months ended June 30, 2018 was primarily driven by revenues recognized that were included in the deferred revenue balance at the beginning of the period.

Accumulated Other Comprehensive Loss
The Partnership’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017 were as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Currency translation adjustments	$(75.7)	$(68.8)
Unrealized losses on defined benefit plans	(3.9)	(3.9)
Total	$(79.6)	$(72.7)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $5.1 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively, and $(1.6) million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted as of January 1, 2018

In June 2018, the FASB issued ASU 2018-7, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-7 aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the measurement of non-employee awards will now be fixed at the grant date, rather than remeasured at every reporting date. The guidance is effective for the Partnership on January 1, 2019, however early adoption is permitted. The Partnership adopted this standard retroactive to January 1, 2018 and the impact of this guidance was not material to the unaudited condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

method. The Partnership reflected this change in presentation of restricted cash in the unaudited condensed consolidated statement of cash flows included in these financial statements.

Recently Issued Accounting Standards Effective on January 1, 2019

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Partnership on January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. The Partnership is continuing to assess the impact of this guidance, and the Partnership's total assets and total liabilities on its consolidated balance sheet will increase upon adoption of this guidance. We expect to elect to use the practical expedients available under the transition provisions under which we would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs.

Recently Issued Accounting Standards Effective on January 1, 2020

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The fair value measurement accounting guidance establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments in this category include unrestricted securities, such as equities and derivatives, listed in active markets. The Partnership does not adjust the quoted price for these instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.
Level II – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where fair value is based on unobservable inputs.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2018:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$11.1	$11.1
Bonds	—	—	640.1	640.1
Loans	—	—	4,597.1	4,597.1
	—	—	5,248.3	5,248.3
Investments in CLOs and other	—	—	446.7	446.7
Corporate treasury investments
Bonds	—	155.9	—	155.9
Commercial paper and other	—	187.6	—	187.6
	—	343.5	—	343.5
Foreign currency forward contracts	—	0.2	—	0.2
Total	$—	$343.7	$5,695.0	$6,038.7
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,835.1	$4,835.1
Contingent consideration	—	—	1.0	1.0
Foreign currency forward contracts	—	2.2	—	2.2
Total	$—	$2.2	$4,836.1	$4,838.3

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

There were no transfers from Level II to Level I during the six months ended June 30, 2018 and 2017.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Partnership’s co-executive chairmen of the board, chairman emeritus, co-chief executive officers, chief risk officer, chief financial officer, chief accounting officer, co-chief investment officer and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Partnership’s audit committee and others. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:

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

CLO Investments and CLO Loans Payable – The Partnership measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Partnership believes the fair value of the financial assets are more observable. The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the loan and bond assets of the CLOs are not publicly traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.
The Partnership measures the CLO loans payable held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership. The Partnership continues to measure the CLO loans payable that it holds at fair value based on both discounted cash flow analyses and third-party quotes, as described above.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2018
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$10.8	$486.2	$4,498.6	$0.3	$454.3	$5,450.2
Purchases	—	262.5	963.3	—	—	1,225.8
Sales and distributions	—	(72.0)	(457.8)	(0.4)	(3.5)	(533.7)
Settlements	—	—	(201.0)	—	—	(201.0)
Realized and unrealized gains (losses), net
Included in earnings	0.7	(11.0)	(15.8)	0.1	3.7	(22.3)
Included in other comprehensive income	(0.4)	(25.6)	(190.2)	—	(7.8)	(224.0)
Balance, end of period	$11.1	$640.1	$4,597.1	$—	$446.7	$5,695.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.7	$(14.1)	$(10.6)	$—	$3.6	$(20.4)

	Financial Assets
	Six Months Ended June 30, 2018
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$7.9	$413.4	$4,112.7	$0.3	$405.4	$4,939.7
Purchases	—	387.0	1,750.0	—	45.0	2,182.0
Sales and distributions	—	(127.4)	(697.6)	(0.4)	(6.5)	(831.9)
Settlements	—	—	(435.8)	—	—	(435.8)
Realized and unrealized gains (losses), net
Included in earnings	3.4	(17.8)	(24.2)	0.1	5.8	(32.7)
Included in other comprehensive income	(0.2)	(15.1)	(108.0)	—	(3.0)	(126.3)
Balance, end of period	$11.1	$640.1	$4,597.1	$—	$446.7	$5,695.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$3.4	$(18.4)	$(12.1)	$—	$5.8	$(21.3)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2018
	Loans Payable of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$4,554.5	$1.1	$4,555.6
Borrowings	1,264.1	—	1,264.1
Paydowns	(750.2)	—	(750.2)
Realized and unrealized (gains) losses, net
Included in earnings	(38.9)	(0.1)	(39.0)
Included in other comprehensive income	(194.4)	—	(194.4)
Balance, end of period	$4,835.1	$1.0	$4,836.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(41.0)	$(0.1)	$(41.1)

	Financial Liabilities
	Six Months Ended June 30, 2018
	Loans Payable of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$4,303.8	$1.0	$4,304.8
Borrowings	2,015.5	—	2,015.5
Paydowns	(1,321.0)	—	(1,321.0)
Realized and unrealized (gains) losses, net
Included in earnings	(56.4)	—	(56.4)
Included in other comprehensive income	(106.8)	—	(106.8)
Balance, end of period	$4,835.1	$1.0	$4,836.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(63.2)	$—	$(63.2)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2018:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2018
Assets
Investments of Consolidated Funds:
Equity securities	$6.6	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
	4.5	Consensus Pricing	Indicative Quotes ($ per share)	0 - 67 (60)

Bonds	640.1	Consensus Pricing	Indicative Quotes (% of Par)	43 - 105 (96)
Loans	4,597.1	Consensus Pricing	Indicative Quotes (% of Par)	70 - 104 (99)
	5,248.3
Investments in CLOs and other:
Senior secured notes	394.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 13% (4%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (59%)
			Indicative Quotes (% of Par)	100 - 100 (100)
Subordinated notes and preferred shares	52.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (58%)
			Indicative Quotes (% of Par)	73 - 96 (81)
Total	$5,695.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,608.9	Other	N/A	N/A
Subordinated notes and preferred shares	13.8	Other	N/A	N/A
	212.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 12% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 73% (60%)
			Indicative Quotes (% of Par)	74 - 97 (87)
Contingent consideration	1.0	Other	N/A	N/A
Total	$4,836.1

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

4. Investments
Investments consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations	$3,900.3	$3,664.3
Principal equity method investments, excluding performance allocations	1,300.3	1,218.4
Principal investments in CLOs and other	447.0	405.9
Total investments	$5,647.6	$5,288.6

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$2,342.4	$2,272.4
Real Assets	749.5	656.7
Global Credit	62.8	50.6
Investment Solutions	745.6	684.6
Total	$3,900.3	$3,664.3
Approximately 22% and 19% of accrued performance allocations at June 30, 2018 and December 31, 2017, respectively, are related to Carlyle Partners VI, L.P., one of the Partnership's Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(8.7)
Real Assets	(58.2)	(58.1)
Total	$(63.2)	$(66.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Partnership’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$377.9	$369.5
Real Assets	814.6	775.1
Global Credit	51.9	23.0
Investment Solutions	55.9	50.8
Total	$1,300.3	$1,218.4

Strategic Investment in NGP
The Partnership has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds (collectively with NGP Management and its affiliates, “NGP”). These interests entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by certain current and future NGP fund general partners.
The Partnership accounts for its investments in NGP under the equity method of accounting. The Partnership's investments in NGP as of June 30, 2018 and December 31, 2017 are as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Investment in NGP Management	$394.0	$397.7
Investments in NGP general partners - accrued performance allocations	195.1	143.2
Principal investments in NGP funds	79.9	67.9
Total investments in NGP	$669.0	$608.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership records investment income (loss) for its equity income allocation from NGP management fee-related revenues and performance allocations, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Management fee-related revenues from NGP Management	$24.7	$20.0	$43.6	$37.6
Performance allocations from interests in general partners of NGP funds	39.9	19.7	51.9	55.3
Principal investment income from NGP funds	4.9	2.2	6.2	6.2
Expenses related to the investment in NGP Management	(3.1)	(9.6)	(6.0)	(35.6)
Amortization of basis differences from the investment in NGP Management	(1.8)	(2.2)	(3.6)	(4.3)
Net investment income	$64.6	$30.1	$92.1	$59.2
The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $17.7 million and $21.3 million as of June 30, 2018 and December 31, 2017, respectively; these differences are amortized over a period of 10 years ending in 2022.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of June 30, 2018 and December 31, 2017 primarily consisted of $447.0 million and $405.9 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Performance allocations	$425.1	$532.5	$733.2	$1,208.5
Principal investment income from equity method investments (excluding performance allocations)	78.4	$58.9	131.5	104.3
Principal investment income (loss) from investments in CLOs and other investments	(0.2)	0.1	0.8	1.0
Total	$503.3	$591.5	$865.5	$1,313.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Corporate Private Equity	$210.7	$419.8	$468.6	$987.8
Real Assets	138.4	81.7	135.1	139.5
Global Credit	12.3	2.5	14.9	16.9
Investment Solutions	63.7	28.5	114.6	64.3
Total	$425.1	$532.5	$733.2	$1,208.5

Approximately 40%, or $168.6 million, of performance allocations for the three months ended June 30, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $152.0 million, and
•Carlyle International Energy Partners, L.P. (Real Assets segment) - $61.4 million.
Approximately 49%, or $355.8 million, of performance allocations for the six months ended June 30, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $238.2 million,
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) - $146.2 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $101.5 million.
Approximately 64%, or $339.0 million, of performance allocations for the three months ended June 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $76.8 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $240.8 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $98.0 million.
Approximately 73%, or $876.5 million, of performance allocations for the six months ended June 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $261.3 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $494.5 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $263.1 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Corporate Private Equity	$7.8	$22.0	$24.0	$29.6
Real Assets	72.5	36.6	105.2	71.6
Global Credit	(4.0)	(0.7)	(3.7)	0.6
Investment Solutions	2.1	1.0	6.0	2.5
Total	$78.4	$58.9	$131.5	$104.3

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2018, the Partnership formed three new CLOs for which the Partnership is the primary beneficiary of one of those CLOs. As of June 30, 2018, the total assets of this CLO included in the Partnership's consolidated financial statements were approximately $613.5 million.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Interest income from investments	$52.0	$41.8	$98.0	$82.3
Other income	1.6	3.2	2.9	5.6
Total	$53.6	$45.0	$100.9	$87.9

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(26.1)	$(5.6)	$(41.5)	$29.6
Gains from liabilities of CLOs	39.0	46.3	56.4	28.2
Total	$12.9	$40.7	$14.9	$57.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Realized losses	$(1.6)	$(3.7)	$(4.3)	$(5.8)
Net change in unrealized gains (losses)	(24.5)	(1.9)	(37.2)	35.4
Total	$(26.1)	$(5.6)	$(41.5)	$29.6

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	June 30, 2018		December 31, 2017
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.8	$25.0	$24.8
CLO Term Loans (See below)	326.2	326.2	294.5	294.5
3.875% Senior Notes Due 2/01/2023	500.0	497.9	500.0	497.6
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
Promissory Note Due 1/01/2022	108.8	108.8	108.8	108.8
Promissory Notes Due 7/15/2019	33.5	33.5	47.2	47.2
Total debt obligations	$1,593.5	$1,591.9	$1,575.5	$1,573.6

Senior Credit Facility
As of June 30, 2018, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2018, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at June 30, 2018, the interest rate was 3.24%). There was no amount outstanding under the revolving credit facility at June 30, 2018. Interest expense under the senior credit facility was not significant for the three months and six months ended June 30, 2018 and 2017. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2018 and December 31, 2017 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2018	Borrowing Outstanding December 31, 2017	Maturity Date (1)	Interest Rate as of June 30, 2018
June 7, 2016	$20.6	$20.6	July 15, 2027	4.15%	(2)
February 28, 2017	72.1	74.3	September 21, 2029	2.33%	(3)
April 19, 2017	22.8	22.8	April 22, 2031	4.29%	(4) (15)
June 28, 2017	23.1	23.1	July 22, 2031	4.28%	(5) (15)
July 20, 2017	24.4	24.4	April 21, 2027	3.89%	(6) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.17%	(7) (15)
August 2, 2017	20.2	20.9	August 3, 2022	1.75%	(8)
August 14, 2017	22.6	22.6	August 15, 2030	4.20%	(9) (15)
November 30, 2017	22.7	22.7	January 16, 2030	4.08%	(10) (15)
December 6, 2017	19.1	19.1	October 16, 2030	3.99%	(11) (15)
December 7, 2017	21.2	21.2	January 19, 2029	3.72%	(12) (15)
January 30, 2018	19.2	—	January 22, 2030	3.98%	(13) (15)
March 1, 2018	15.4	—	January 15, 2031	3.90%	(14) (15)
	$326.2	$294.5

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months and six months ended June 30, 2018 and 2017.

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

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three months and six months ended June 30, 2018 and 2017. The fair value of the outstanding balance of the CLO term loans at June 30, 2018 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($72.1 million at June 30, 2018) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2018).

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

Interest expense on the notes was $4.9 million for both the three months ended June 30, 2018 and 2017, and $9.9 million for both the six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $507.5 million and $520.4 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.5 million for both the three months ended June 30, 2018 and 2017, and $16.9 million for the six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $628.8 million and $696.3 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.83% at June 30, 2018). The Partnership may prepay the promissory note in whole or in part at any time without penalty. As a result of prepayments, approximately $108.8 million of the promissory

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

note is outstanding at June 30, 2018 and December 31, 2017. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months and six months ended June 30, 2018 and 2017. The fair value of the outstanding balance of the promissory note at June 30, 2018 and December 31, 2017 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.35% at June 30, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $33.5 million of these promissory notes are outstanding at June 30, 2018. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three months and six months ended June 30, 2018 and 2017. The fair value of the outstanding balance of these promissory notes at June 30, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2018.
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
As of June 30, 2018 and December 31, 2017, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,690.3	$4,608.9	2.07%		11.47
Subordinated notes, preferred shares and other	192.6	226.2	N/A	(a)	9.47
Total	$4,882.9	$4,835.1

	As of December 31, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,128.3	$4,100.5	2.16%		11.44
Subordinated notes, preferred shares and other	195.2	203.3	N/A	(a)	9.85
Total	$4,323.5	$4,303.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2018 and December 31, 2017, the fair value of the CLO assets was $5.6 billion and $4.9 billion, respectively.

6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,014.1	$1,894.8
Accrued bonuses	209.2	202.6
Other	123.4	125.2
Total	$2,346.7	$2,222.6

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2018 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,606.3
Real Assets	830.9
Global Credit	458.7
Investment Solutions	151.0
Total	$4,046.9
Of the $4.0 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (5.32% weighted-average rate at June 30, 2018). As of June 30, 2018 and December 31, 2017, approximately $11.9 million and $13.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2018 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $16.3 million as of June 30, 2018. The outstanding

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $63.2 million at June 30, 2018, is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2018. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $1.1 million and $5.1 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2018 and December 31, 2017, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $169.4 million and $247.6 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2018 and December 31, 2017, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2018, approximately $35.8 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.4 million.
If, at June 30, 2018, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where in June 2018, the Partnership entered into an amended non-cancelable lease agreement expiring on March 31, 2030. In connection with the amended lease for the Washington, D.C. office, the Partnership exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. Office leases in other locations expire in various years from 2018 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $13.6 million and $14.1 million for the three months ended June 30, 2018 and 2017, respectively, and $27.8 million and $28.2 million for the six months ended June 30, 2018 and 2017, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2018	$24.3
2019	53.6
2020	50.2
2021	45.9
2022	44.4
Thereafter	352.3
$570.7
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $65.9 million and $62.9 million as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. That appeal is pending. The Attorney General may also separately pursue its own recovery from defendants in the action.
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
Cobalt International Energy, Inc. ("Cobalt") was a company owned by two of the Legacy Energy funds and funds advised by certain other private equity sponsors.  Cobalt and certain of its affiliates filed for bankruptcy protection on December 14, 2017.  A federal securities class action against Cobalt (In re Cobalt International Energy, Inc. Securities Litigation) was filed in November 2014 in the U.S. District Court for the Southern District of Texas, seeking monetary damages and alleging that Cobalt and its directors made misrepresentations in certain of Cobalt’s securities offering filings relating to:  (i) the value of oil reserves in Angola for which Cobalt had acquired drilling concessions, and (ii) its compliance with the Foreign Corrupt Practices Act regarding its operations in Angola and a U.S. government investigation regarding the same.  The securities class action also named as co-defendants certain securities underwriters and the five private equity sponsors of Cobalt, including Riverstone and the Partnership.  The class action alleged that the Partnership has liability as a "control person" for the alleged misrepresentations in Cobalt's securities offerings as well as insider trading liability.  The federal court dismissed the insider trading claim against the Partnership.  The Partnership believes that the matter will be resolved without any material financial contribution from the Partnership. In addition to the class action in federal court, derivative claims were also filed in Texas state court in Houston (Ira Gaines v. Joseph Bryant, et al.) on similar grounds, alleging that the private equity sponsors, including the Partnership, breached their fiduciary duties by engaging in insider trading. On May 9, 2018, the Plan Administrator for Cobalt filed a Notice of Nonsuit with Prejudice, dismissing all the claims in the case (including the claim against the Partnership) with prejudice. The court ordered the nonsuit of all claims in an order entered that day.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French tax authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations, and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. On February 22, 2018 the French tax authorities appealed the appellate court decision. The Partnership has not recognized income in respect of the refund as of June 30, 2018, pending a final determination on the current appeal. The full amount of the refund is held at CEREP I and its subsidiaries. As CEREP I is a consolidated fund, the refund of €117.5 million is recorded in our assets and liabilities of consolidated funds as of June 30, 2018.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2018, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

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
The Partnership considers cash, cash equivalents, securities, receivables, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 5.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued incentive fees	$6.0	$6.3
Unbilled receivable for giveback obligations from current and former employees	1.1	5.1
Notes receivable and accrued interest from affiliates	4.6	22.8
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	291.5	229.2
Total	$303.2	$263.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.18% as of June 30, 2018. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Due to non-consolidated affiliates	$38.7	$75.7
Performance-based contingent cash consideration related to acquisitions	—	37.5
Amounts owed under the tax receivable agreement	95.7	94.0
Other	35.6	22.7
Total	$170.0	$229.9
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.6 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $2.2 million for the six months

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ended June 30, 2018 and 2017, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
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

9. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction became effective on January 1, 2018. As a result, the provision for income taxes included in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2018 reflects the revised tax rate. Further, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Partnership assessed the impact of the Act during 2017 and believes the material provisions have been properly considered in that period. However, the Partnership will continue to evaluate the provisions of the Act and the impact of any future authoritative guidance.
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $11.6 million and $13.2 million for the three months ended June 30, 2018 and 2017, respectively, and $19.4 million and $19.0 million for the six months ended June 30, 2018 and 2017, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2018, the Partnership’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7.9	$13.3
Non-Carlyle interests in majority-owned subsidiaries	378.3	386.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(3.9)	4.9
Non-controlling interests in consolidated entities	$382.3	$404.7
The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(4.2)	$—	$(5.1)	$(0.1)
Non-Carlyle interests in majority-owned subsidiaries	18.4	10.7	26.8	11.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.5	5.8	6.0	8.4
Non-controlling interests in income of consolidated entities	$16.7	$16.5	$27.7	$19.8

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$63,500,000	$63,500,000	$97,300,000	$97,300,000
Weighted-average common units outstanding	102,465,109	112,582,728	101,603,587	111,948,144
Net income per common unit	$0.62	$0.56	$0.96	$0.87

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$57,600,000	$57,600,000	$140,600,000	$140,600,000
Weighted-average common units outstanding	88,801,343	96,986,255	87,079,007	94,486,422
Net income per common unit	$0.65	$0.59	$1.61	$1.49

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	102,465,109	102,465,109	101,603,587	101,603,587
Unvested deferred restricted common units	—	9,717,091	—	9,944,029
Issuable Carlyle Group L.P. common units	—	400,528	—	400,528
Weighted-average common units outstanding	102,465,109	112,582,728	101,603,587	111,948,144

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	88,801,343	88,801,343	87,079,007	87,079,007
Unvested deferred restricted common units	—	7,586,968	—	6,809,471
Issuable Carlyle Holdings Partnership units	—	597,944	—	597,944
Weighted-average common units outstanding	88,801,343	96,986,255	87,079,007	94,486,422
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units for the three months and six months ended June 30, 2018 are issuable Carlyle Group L.P. common units associated with the Partnership's strategic investments in NGP.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,870,928 of vested Carlyle Holdings partnership units and 2,511,832 of unvested Carlyle Holdings partnership units for the three months ended June 30, 2018 and 228,742,429 of vested Carlyle Holdings partnership units and 4,272,936 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2018 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 228,386,148 of vested Carlyle Holdings partnership units and 897,070 of unvested Carlyle Holdings partnership units for the three months ended June 30, 2017 and 226,541,019 of vested Carlyle Holdings partnership units and 1,944,401 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2017 were antidilutive, and therefore have been excluded.

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

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months and six months ended June 30, 2018, the Partnership paid an aggregate of $51.0 million to repurchase and retire approximately 2.3 million units (excludes $2.9 million paid to repurchase and retire 134,424

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

units that were pending settlement at June 30, 2018) with all of the repurchases done via open market transactions. Through June 30, 2018, the Partnership has paid an aggregate of $110.2 million to repurchase and retire 6.0 million units.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three months and six months ended June 30, 2018, current and former senior Carlyle professionals exchanged 740,181 and 1,657,730, respectively, Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $5.0 million and $11.0 million, respectively, from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss.

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
A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2018 and a summary of changes for the six months ended June 30, 2018, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
			Equity Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22
Granted	—	$—	11,844,685	$20.78	—	$—
Vested	8,066,499	$22.00	2,610,702	$21.23	7,782	$22.22
Forfeited	—	$—	388,137	$15.82	—	$—
Balance, June 30, 2018	28,516	$29.13	24,365,437	$17.92	—	$—

The Partnership recorded compensation expense for deferred restricted common units of $49.8 million and $44.3 million for the three months ended June 30, 2018 and 2017, respectively, with $4.2 million and $5.2 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense for deferred restricted common units of $94.2 million and $81.8 million for the six months ended June 30, 2018 and 2017, respectively, with $8.2 million and $9.4 million of corresponding deferred tax benefits, respectively. As of June 30, 2018, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $299.3 million, which is expected to be recognized over a weighted-average term of 2.8 years.

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
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on cash-based compensation and benefits expense for each segment. The Partnership includes adjustments to reflect the Partnership’s 63% economic interests in Claren Road (through January 2017). The Partnership’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment until the three months ended September 30, 2017 when Urbplan was deconsolidated from the Partnership's financial results.
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
Fee Related Earnings (“FRE”) is a component of EI and is used to assess the ability of the business to cover cash-based compensation and benefits and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance revenues, principal investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$148.0	$78.7	$59.8	$41.6	$328.1
Portfolio advisory fees, net	2.8	0.4	—	—	3.2
Transaction fees, net	3.6	0.1	0.1	—	3.8
Total fund level fee revenues	154.4	79.2	59.9	41.6	335.1
Performance revenues
Realized	52.0	33.6	4.7	9.2	99.5
Unrealized	163.8	143.0	8.8	54.4	370.0
Total performance revenues	215.8	176.6	13.5	63.6	469.5
Principal investment income (loss)
Realized	12.3	3.1	2.4	(0.1)	17.7
Unrealized	(4.9)	11.9	(1.7)	2.3	7.6
Total principal investment income (loss)	7.4	15.0	0.7	2.2	25.3
Interest income	2.5	1.2	3.9	0.3	7.9
Other income	0.6	0.7	1.0	0.1	2.4
Total revenues	380.7	272.7	79.0	107.8	840.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	90.5	29.3	30.5	22.0	172.3
Equity-based compensation	23.0	15.9	7.1	4.0	50.0
Performance revenues related compensation
Realized	24.0	15.0	2.1	8.8	49.9
Unrealized	75.0	46.8	3.9	44.3	170.0
Total compensation and benefits	212.5	107.0	43.6	79.1	442.2
General, administrative, and other indirect expenses	56.5	15.9	17.3	9.2	98.9
Depreciation and amortization expense	4.2	1.6	1.6	1.1	8.5
Interest expense	7.1	4.1	5.8	1.5	18.5
Total expenses	280.3	128.6	68.3	90.9	568.1
Economic Income	$100.4	$144.1	$10.7	$16.9	$272.1
(-) Net Performance Revenues	116.8	114.8	7.5	10.5	249.6
(-) Principal Investment Income	7.4	15.0	0.7	2.2	25.3
(+) Equity-based Compensation	23.0	15.9	7.1	4.0	50.0
(+) Net Interest	4.6	2.9	1.9	1.2	10.6
(=) Fee Related Earnings	$3.8	$33.1	$11.5	$9.4	$57.8
(+) Realized Net Performance Revenues	28.0	18.6	2.6	0.4	49.6
(+) Realized Principal Investment Income (Loss)	12.3	3.1	2.4	(0.1)	17.7
(+) Net Interest	(4.6)	(2.9)	(1.9)	(1.2)	(10.6)
(=) Distributable Earnings	$39.5	$51.9	$14.6	$8.5	$114.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2018 and the Six Months Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$262.1	$153.1	$118.5	$81.9	$615.6
Portfolio advisory fees, net	6.0	0.7	0.1	—	6.8
Transaction fees, net	3.9	2.8	0.1	—	6.8
Total fund level fee revenues	272.0	156.6	118.7	81.9	629.2
Performance revenues
Realized	240.0	41.4	5.8	23.3	310.5
Unrealized	228.4	145.4	11.4	91.2	476.4
Total performance revenues	468.4	186.8	17.2	114.5	786.9
Principal investment income (loss)
Realized	20.2	11.3	4.9	—	36.4
Unrealized	2.1	12.8	0.3	3.3	18.5
Total principal investment income (loss)	22.3	24.1	5.2	3.3	54.9
Interest income	4.5	2.1	7.2	0.8	14.6
Other income	3.7	1.9	2.6	0.3	8.5
Total revenues	770.9	371.5	150.9	200.8	1,494.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	187.7	64.0	64.5	45.2	361.4
Equity-based compensation	41.7	26.0	13.0	7.0	87.7
Performance revenues related compensation
Realized	114.7	19.0	2.7	21.4	157.8
Unrealized	101.1	41.9	5.1	71.4	219.5
Total compensation and benefits	445.2	150.9	85.3	145.0	826.4
General, administrative, and other indirect expenses	89.4	34.0	33.1	17.2	173.7
Depreciation and amortization expense	8.2	3.2	3.0	2.2	16.6
Interest expense	14.1	8.0	11.1	3.1	36.3
Total expenses	556.9	196.1	132.5	167.5	1,053.0
Economic Income	$214.0	$175.4	$18.4	$33.3	$441.1
(-) Net Performance Revenues	252.6	125.9	9.4	21.7	409.6
(-) Principal Investment Income	22.3	24.1	5.2	3.3	54.9
(+) Equity-based Compensation	41.7	26.0	13.0	7.0	87.7
(+) Net Interest	9.6	5.9	3.9	2.3	21.7
(=) Fee Related Earnings	$(9.6)	$57.3	$20.7	$17.6	$86.0
(+) Realized Net Performance Revenues	125.3	22.4	3.1	1.9	152.7
(+) Realized Principal Investment Income	20.2	11.3	4.9	—	36.4
(+) Net Interest	(9.6)	(5.9)	(3.9)	(2.3)	(21.7)
(=) Distributable Earnings	$126.3	$85.1	$24.8	$17.2	$253.4
Segment assets as of June 30, 2018	$3,644.8	$1,985.6	$1,084.2	$1,074.9	$7,789.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$117.7	$58.2	$45.1	$36.2	$257.2
Portfolio advisory fees, net	4.5	0.1	0.3	—	4.9
Transaction fees, net	1.2	—	—	—	1.2
Total fund level fee revenues	123.4	58.3	45.4	36.2	263.3
Performance revenues
Realized	272.1	39.7	17.2	23.7	352.7
Unrealized	142.9	60.6	(1.6)	4.7	206.6
Total performance revenues	415.0	100.3	15.6	28.4	559.3
Principal investment income (loss)
Realized	8.9	0.3	1.5	(0.1)	10.6
Unrealized	13.3	6.8	0.1	0.4	20.6
Total principal investment income (loss)	22.2	7.1	1.6	0.3	31.2
Interest income	0.8	0.4	1.0	0.2	2.4
Other income	1.3	0.3	1.1	0.1	2.8
Total revenues	562.7	166.4	64.7	65.2	859.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	72.7	37.3	22.8	20.2	153.0
Equity-based compensation	17.8	9.3	7.5	2.1	36.7
Performance revenues related compensation
Realized	121.6	17.4	8.2	23.4	170.6
Unrealized	69.4	19.2	(0.7)	1.4	89.3
Total compensation and benefits	281.5	83.2	37.8	47.1	449.6
General, administrative, and other indirect expenses	28.4	26.5	21.8	8.7	85.4
Depreciation and amortization expense	3.7	1.6	1.3	0.9	7.5
Interest expense	7.3	4.4	3.2	1.5	16.4
Total expenses	320.9	115.7	64.1	58.2	558.9
Economic Net Income	$241.8	$50.7	$0.6	$7.0	$300.1
(-) Net Performance Revenues	224.0	63.7	8.1	3.6	299.4
(-) Principal Investment Income	22.2	7.1	1.6	0.3	31.2
(+) Equity-based Compensation	17.8	9.3	7.5	2.1	36.7
(+) Net Interest	6.5	4.0	2.2	1.3	14.0
(=) Fee Related Earnings	$19.9	$(6.8)	$0.6	$6.5	$20.2
(+) Realized Net Performance Revenues	150.5	22.3	9.0	0.3	182.1
(+) Realized Principal Investment Income (Loss)	8.9	0.3	1.5	(0.1)	10.6
(+) Net Interest	(6.5)	(4.0)	(2.2)	(1.3)	(14.0)
(=) Distributable Earnings	$172.8	$11.8	$8.9	$5.4	$198.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$233.4	$114.2	$93.2	$72.0	$512.8
Portfolio advisory fees, net	8.3	0.2	0.4	—	8.9
Transaction fees, net	8.9	—	—	—	8.9
Total fund level fee revenues	250.6	114.4	93.6	72.0	530.6
Performance revenues
Realized	323.4	53.2	22.8	36.3	435.7
Unrealized	658.2	139.3	12.9	27.9	838.3
Total performance revenues	981.6	192.5	35.7	64.2	1,274.0
Principal investment income (loss)
Realized	9.1	(7.8)	3.9	—	5.2
Unrealized	18.8	12.0	4.3	1.5	36.6
Total principal investment income (loss)	27.9	4.2	8.2	1.5	41.8
Interest income	1.9	1.0	2.6	0.3	5.8
Other income	2.6	0.7	4.5	0.2	8.0
Total revenues	1,264.6	312.8	144.6	138.2	1,860.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	146.8	67.9	46.5	39.1	300.3
Equity-based compensation	32.8	18.1	11.8	4.1	66.8
Performance revenues related compensation
Realized	147.7	24.2	10.9	35.5	218.3
Unrealized	297.2	38.5	6.1	20.4	362.2
Total compensation and benefits	624.5	148.7	75.3	99.1	947.6
General, administrative, and other indirect expenses	63.4	42.1	45.0	15.5	166.0
Depreciation and amortization expense	7.4	3.4	2.5	1.7	15.0
Interest expense	14.1	8.5	5.8	3.0	31.4
Total expenses	709.4	202.7	128.6	119.3	1,160.0
Economic Income	$555.2	$110.1	$16.0	$18.9	$700.2
(-) Net Performance Revenues	536.7	129.8	18.7	8.3	693.5
(-) Principal Investment Income	27.9	4.2	8.2	1.5	41.8
(+) Equity-based Compensation	32.8	18.1	11.8	4.1	66.8
(+) Net Interest	12.2	7.5	3.2	2.7	25.6
(=) Fee Related Earnings	$35.6	$1.7	$4.1	$15.9	$57.3
(+) Realized Net Performance Revenues	175.7	29.0	11.9	0.8	217.4
(+) Realized Principal Investment Income (Loss)	9.1	(7.8)	3.9	—	5.2
(+) Net Interest	(12.2)	(7.5)	(3.2)	(2.7)	(25.6)
(=) Distributable Earnings	$208.2	$15.4	$16.7	$14.0	$254.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership's Income Before Provision for Taxes for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$840.2	$53.6	$(0.2)	(a)	$893.6
Expenses	$568.1	$62.0	$23.6	(b)	$653.7
Other income	$—	$12.9	$—	(c)	$12.9
Economic income	$272.1	$4.5	$(23.8)	(d)	$252.8

	Three Months Ended June 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$859.0	$45.0	$4.4	(a)	$908.4
Expenses	$558.9	$91.9	$54.6	(b)	$705.4
Other income	$—	$40.7	$—	(c)	$40.7
Economic income (loss)	$300.1	$(6.2)	$(50.2)	(d)	$243.7
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2018 and 2017, and Total Assets as of June 30, 2018.

	June 30, 2018 and the Six Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,494.1	$100.9	$1.4	(a)	$1,596.4
Expenses	$1,053.0	$106.3	$73.7	(b)	$1,233.0
Other income	$—	$14.9	$—	(c)	$14.9
Economic income	$441.1	$9.5	$(72.3)	(d)	$378.3
Total assets	$7,789.5	$5,761.1	$(256.2)	(e)	$13,294.4

	Six Months Ended June 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,860.2	$87.9	$80.4	(a)	$2,028.5
Expenses	$1,160.0	$144.9	$210.0	(b)	$1,514.9
Other income	$—	$57.8	$—	(c)	$57.8
Economic income	$700.2	$0.8	$(129.6)	(d)	$571.4

(a)
The Revenues adjustment principally represents fund management fees and performance revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

until Urbplan was deconsolidated during 2017, the inclusion of tax expenses associated with certain performance revenues, and adjustments to reflect the Partnership’s ownership interests in Claren Road (through January 2017) that were included in Revenues in the Partnership’s segment reporting.

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership's consolidated fund management fees, for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$335.1	$263.3	$629.2	$530.6
Adjustments (1)	(33.8)	(24.5)	(63.4)	(45.5)
Carlyle Consolidated - Fund management fees	$301.3	$238.8	$565.8	$485.1

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of certain incentive fees from business development companies, and management fees earned from our consolidated CLOs which were eliminated in consolidation to arrive at the Partnership's fund management fees.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income until Urbplan was deconsolidated during 2017, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road (through January 2017), as detailed below (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$18.4	$58.5	$68.5	$125.5
Acquisition related charges and amortization of intangibles and impairment	9.2	9.2	13.8	18.0
Other non-operating expense	0.3	0.1	0.6	0.1
Tax (expense) benefit associated with performance revenues	3.8	(2.4)	1.7	(5.3)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	4.3	(4.9)	8.3	82.6
Severance and other adjustments	4.3	7.5	5.9	10.3
Elimination of expenses of Consolidated Funds	(16.7)	(13.4)	(25.1)	(21.2)
	$23.6	$54.6	$73.7	$210.0

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before provision for income taxes	$252.8	$243.7	$378.3	$571.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	18.4	58.5	68.5	125.5
Acquisition related charges, including amortization of intangibles and impairment	9.2	9.2	13.8	18.0
Other non-operating expense	0.3	0.1	0.6	0.1
Tax (expense) benefit associated with performance revenues	3.8	(2.4)	1.7	(5.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(16.7)	(16.5)	(27.7)	(19.8)
Severance and other adjustments	4.3	7.5	5.9	10.3
Economic Income	$272.1	$300.1	$441.1	$700.2
Net performance revenues(1)	249.6	299.4	409.6	693.5
Principal investment income (1)	25.3	31.2	54.9	41.8
Equity-based compensation	50.0	36.7	87.7	66.8
Net interest	10.6	14.0	21.7	25.6
Fee Related Earnings	$57.8	$20.2	$86.0	$57.3
Realized performance revenues, net of related compensation	49.6	182.1	152.7	217.4
Realized principal investment income (loss)(1)	17.7	10.6	36.4	5.2
Net interest	(10.6)	(14.0)	(21.7)	(25.6)
Distributable Earnings	$114.5	$198.9	$253.4	$254.3

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$97.4	$2.1	$99.5
Unrealized	327.7	42.3	370.0
Total performance revenues(a)	425.1	44.4	469.5
Performance revenues related compensation expense(b)
Realized	51.7	(1.8)	49.9
Unrealized	170.3	(0.3)	170.0
Total performance revenues related compensation expense(b)	222.0	(2.1)	219.9
Net performance revenues
Realized	45.7	3.9	49.6
Unrealized	157.4	42.6	200.0
Total net performance revenues	$203.1	$46.5	$249.6
Principal investment income (loss)
Realized	$36.3	$(18.6)	$17.7
Unrealized	41.9	(34.3)	7.6
Total principal investment income (loss)	$78.2	$(52.9)	$25.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$346.6	$6.1	$352.7
Unrealized	185.9	20.7	206.6
Total performance revenues(a)	532.5	26.8	559.3
Performance revenues related compensation expense(b)
Realized	166.7	3.9	170.6
Unrealized	90.4	(1.1)	89.3
Total performance revenues related compensation expense(b)	257.1	2.8	259.9
Net performance revenues
Realized	179.9	2.2	182.1
Unrealized	95.5	21.8	117.3
Total net performance revenues	$275.4	$24.0	$299.4
Principal investment income (loss)
Realized	$26.7	$(16.1)	$10.6
Unrealized	32.3	(11.7)	20.6
Total principal investment income (loss)	$59.0	$(27.8)	$31.2

	Six Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$318.0	$(7.5)	$310.5
Unrealized	415.2	61.2	476.4
Total performance revenues(a)	733.2	53.7	786.9
Performance revenues related compensation expense(b)
Realized	160.1	(2.3)	157.8
Unrealized	219.9	(0.4)	219.5
Total performance revenues related compensation expense(b)	380.0	(2.7)	377.3
Net performance revenues
Realized	157.9	(5.2)	152.7
Unrealized	195.3	61.6	256.9
Total net performance revenues	$353.2	$56.4	$409.6
Principal investment income (loss)
Realized	$63.8	$(27.4)	$36.4
Unrealized	68.5	(50.0)	18.5
Total principal investment income (loss)	$132.3	$(77.4)	$54.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$424.2	$11.5	$435.7
Unrealized	784.3	54.0	838.3
Total performance revenues(a)	1,208.5	65.5	1,274.0
Performance revenues related compensation expense(b)
Realized	212.5	5.8	218.3
Unrealized	361.7	0.5	362.2
Total performance revenues related compensation expense(b)	574.2	6.3	580.5
Net performance revenues
Realized	211.7	5.7	217.4
Unrealized	422.6	53.5	476.1
Total net performance revenues	$634.3	$59.2	$693.5
Principal investment income (loss)
Realized	$26.5	$(21.3)	$5.2
Unrealized	78.8	(42.2)	36.6
Total principal investment income (loss)	$105.3	$(63.5)	$41.8

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

14. Subsequent Events
Distributions
In July 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.22 per common unit to common unitholders of record at the close of business on August 13, 2018, payable on August 17, 2018.

In July 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.367188 per Preferred Unit to preferred unitholders of record at the close of business on September 1, 2018, payable on September 17, 2018. See Note 12 for more information on the Preferred Units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

New York Lease

The Partnership will be relocating one of its New York City offices in either late 2020 or early 2021 to new office space in Midtown New York. The lease was signed in July 2018 and the Partnership expects to incur a charge of $60 million related to the assignment of an existing office lease in New York. The charge is expected to be paid over approximately 15 years.

Investment in Fortitude Holdings

On July 31, 2018, a subsidiary of the Partnership entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) with American International Group, Inc. (“AIG”) and Fortitude Group Holdings, LLC, a wholly owned subsidiary of AIG (“Fortitude Holdings”), pursuant to which the Partnership has agreed to acquire a 19.9% interest in Fortitude Holdings (the “Transaction”). Fortitude Holdings will own 100% of the outstanding common shares of DSA Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. DSA Re has approximately $36 billion in reserves as of March 31, 2018.

Pursuant to the Membership Interest Purchase Agreement, the Partnership will also enter into a strategic asset management relationship with DSA Re pursuant to which DSA Re, together with certain AIG-affiliated ceding companies it has reinsured, will commit to allocate at least $6 billion of assets in asset management strategies and vehicles of the Partnership and its affiliates. If DSA Re, together with AIG and its affiliates, fails to allocate such assets to the Partnership's asset management strategies and vehicles within 30 months of the closing of the transaction, the Partnership may be entitled to certain payments from AIG based on the commitment shortfall and assumed customary fee rates.

The Partnership will pay an aggregate of $381 million in cash at closing (the “Initial Purchase Price”) and up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Holdings is unable to distribute a planned non-pro rata dividend to AIG within 18 months following closing, then the Initial Purchase Price may be adjusted upward by up to $100 million to account for the increased value of Fortitude Holdings’ equity. AIG has also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Partnership in respect of certain adverse reserve development in DSA Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Partnership’s investment.

In connection with the Transaction, the Partnership will also enter into an operating agreement (an “Operating Agreement”) that will govern its rights and obligations as an equity holder of Fortitude Holdings and entitles the Partnership to customary minority protections contingent upon the Partnership maintaining agreed ownership percentages of Fortitude Holdings.

Consummation of the Transaction is subject to certain closing conditions, including, among others, (1) the receipt of regulatory approval of the Bermuda Monetary Authority, (2) the absence of any injunction, judgment or ruling of a governmental authority enjoining, restraining or otherwise prohibiting the Transaction and (3) subject to specified materiality standards, the accuracy of the representations and warranties of, and performance of all covenants by, the parties as set forth in the Membership Interest Purchase Agreement. In addition, AIG’s obligations and the obligations of Fortitude Holdings to consummate the Transaction are conditioned on DSA Re’s receipt of approvals from its board of directors regarding entry into an investment management agreement and an exclusivity agreement. The Membership Interest Purchase Agreement also provides for certain termination rights for both the Partnership and AIG.

The Partnership’s investment will be accounted for under the equity method of accounting and the investment will be included in the Global Credit segment. Separately, income from the assets to be managed by the Partnership will be included in the segment of the related investment fund.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2018 and December 31, 2017 and results of operations for the three months and six months ended June 30, 2018 and 2017. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$876.8	$—	$—	$876.8
Cash and cash equivalents held at Consolidated Funds	—	395.3	—	395.3
Restricted cash	1.7	—	—	1.7
Corporate treasury investments	343.5	—	—	343.5
Investments, including performance allocations of $3,900.3 million	5,897.6	—	(250.0)	5,647.6
Investments of Consolidated Funds	—	5,248.3	—	5,248.3
Due from affiliates and other receivables, net	309.4	—	(6.2)	303.2
Due from affiliates and other receivables of Consolidated Funds, net	—	117.5	—	117.5
Fixed assets, net	95.9	—	—	95.9
Deposits and other	58.5	—	—	58.5
Intangible assets, net	29.9	—	—	29.9
Deferred tax assets	176.2	—	—	176.2
Total assets	$7,789.5	$5,761.1	$(256.2)	$13,294.4
Liabilities and partners’ capital
Debt obligations	$1,591.9	$—	$—	$1,591.9
Loans payable of Consolidated Funds	—	4,835.1	—	4,835.1
Accounts payable, accrued expenses and other liabilities	365.7	—	—	365.7
Accrued compensation and benefits	2,346.7	—	—	2,346.7
Due to affiliates	170.0	—	—	170.0
Deferred revenue	62.0	—	—	62.0
Deferred tax liabilities	69.7	—	—	69.7
Other liabilities of Consolidated Funds	—	666.8	—	666.8
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	4,669.2	5,501.9	—	10,171.1
Series A preferred units	387.5	—	—	387.5
Partners’ capital	738.4	74.3	(74.3)	738.4
Accumulated other comprehensive loss	(78.2)	2.3	(3.7)	(79.6)
Non-controlling interests in consolidated entities	374.4	7.9	—	382.3
Non-controlling interests in Carlyle Holdings	1,698.2	174.7	(178.2)	1,694.7
Total partners’ capital	3,120.3	259.2	(256.2)	3,123.3
Total liabilities and partners’ capital	$7,789.5	$5,761.1	$(256.2)	$13,294.4

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$307.4	$—	$(6.1)	$301.3
Incentive fees	7.3	—	0.1	7.4
Investment income
Performance allocations
Realized	97.4	—	—	97.4
Unrealized	327.7	—	—	327.7
Principal investment income
Realized	41.5	—	(5.2)	36.3
Unrealized	50.5	—	(8.6)	41.9
Total investment income	517.1	—	(13.8)	503.3
Interest and other income	33.5	—	(5.5)	28.0
Interest and other income of Consolidated Funds	—	53.6	—	53.6
Total revenues	865.3	53.6	(25.3)	893.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	176.0	—	—	176.0
Equity-based compensation	64.9	—	—	64.9
Performance allocations and incentive fee related compensation
Realized	51.7	—	—	51.7
Unrealized	170.3	—	—	170.3
Total compensation and benefits	462.9	—	—	462.9
General, administrative and other expenses	126.8	—	—	126.8
Interest	18.4	—	—	18.4
Interest and other expenses of Consolidated Funds	—	62.0	(16.7)	45.3
Other non-operating expenses	0.3	—	—	0.3
Total expenses	608.4	62.0	(16.7)	653.7
Other income
Net investment gains of Consolidated Funds	—	12.9	—	12.9
Income before provision for income taxes	256.9	4.5	(8.6)	252.8
Provision for income taxes	11.6	—	—	11.6
Net income	245.3	4.5	(8.6)	241.2
Net income attributable to non-controlling interests in consolidated entities	20.8	—	(4.1)	16.7
Net income attributable to Carlyle Holdings	224.5	4.5	(4.5)	224.5
Net income attributable to non-controlling interests in Carlyle Holdings	155.1	—	—	155.1
Net income attributable to The Carlyle Group L.P.	69.4	4.5	(4.5)	69.4
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$63.5	$4.5	$(4.5)	$63.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$577.7	$—	$(11.9)	$565.8
Incentive fees	13.7	—	—	13.7
Investment income
Performance allocations
Realized	318.0	—	—	318.0
Unrealized	415.2	—	—	415.2
Principal investment income
Realized	69.0	—	(5.2)	63.8
Unrealized	79.6	—	(11.1)	68.5
Total investment income	881.8	—	(16.3)	865.5
Interest and other income	62.0	—	(11.5)	50.5
Interest and other income of Consolidated Funds	—	100.9	—	100.9
Total revenues	1,535.2	100.9	(39.7)	1,596.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	363.3	—	—	363.3
Equity-based compensation	149.8	—	—	149.8
Performance allocations and incentive fee related compensation
Realized	160.1	—	—	160.1
Unrealized	219.9	—	—	219.9
Total compensation and benefits	893.1	—	—	893.1
General, administrative and other expenses	221.8	—	—	221.8
Interest	36.3	—	—	36.3
Interest and other expenses of Consolidated Funds	—	106.3	(25.1)	81.2
Other non-operating expenses	0.6	—	—	0.6
Total expenses	1,151.8	106.3	(25.1)	1,233.0
Other income
Net investment gains of Consolidated Funds	—	14.9	—	14.9
Income before provision for income taxes	383.4	9.5	(14.6)	378.3
Provision for income taxes	19.4	—	—	19.4
Net income	364.0	9.5	(14.6)	358.9
Net income attributable to non-controlling interests in consolidated entities	32.8	—	(5.1)	27.7
Net income attributable to Carlyle Holdings	331.2	9.5	(9.5)	331.2
Net income attributable to non-controlling interests in Carlyle Holdings	222.1	—	—	222.1
Net income attributable to The Carlyle Group L.P.	109.1	9.5	(9.5)	109.1
Net income attributable to Series A Preferred Unitholders	11.8	—	—	11.8
Net income attributable to The Carlyle Group L.P. Common Unitholders	$97.3	$9.5	$(9.5)	$97.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$243.4	$—	$(4.6)	$238.8
Incentive fees	13.1	—	(2.0)	11.1
Investment income (loss)
Performance allocations
Realized	346.6	—	—	346.6
Unrealized	185.9	—	—	185.9
Principal investment income
Realized	27.3	—	(0.6)	26.7
Unrealized	27.6	—	4.7	32.3
Total investment income	587.4	—	4.1	591.5
Interest and other income	10.3	—	(4.7)	5.6
Interest and other income of Consolidated Funds	—	45.0	—	45.0
Revenue of a real estate VIE	16.4	—	—	16.4
Total revenues	870.6	45.0	(7.2)	908.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	151.0	—	—	151.0
Equity-based compensation	88.0	—	—	88.0
Performance allocations and incentive fee related compensation
Realized	166.7	—	—	166.7
Unrealized	90.4	—	—	90.4
Total compensation and benefits	496.1	—	—	496.1
General, administrative and other expenses	95.8	—	—	95.8
Interest	16.5	—	—	16.5
Interest and other expenses of Consolidated Funds	—	91.9	(13.4)	78.5
Interest and other expenses of a real estate VIE and loss on deconsolidation	18.4	—	—	18.4
Other non-operating expenses	0.1	—	—	0.1
Total expenses	626.9	91.9	(13.4)	705.4
Other income
Net investment gains of Consolidated Funds	—	40.7	—	40.7
Income (loss) before provision for income taxes	243.7	(6.2)	6.2	243.7
Provision for income taxes	13.2	—	—	13.2
Net income (loss)	230.5	(6.2)	6.2	230.5
Net income attributable to non-controlling interests in consolidated entities	16.5	—	—	16.5
Net income (loss) attributable to Carlyle Holdings	214.0	(6.2)	6.2	214.0
Net income attributable to non-controlling interests in Carlyle Holdings	156.4	—	—	156.4
Net income (loss) attributable to The Carlyle Group L.P.	$57.6	$(6.2)	$6.2	$57.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$493.7	$—	$(8.6)	$485.1
Incentive fees	18.7	—	(2.0)	16.7
Investment income (loss)
Performance allocations
Realized	424.2	—	—	424.2
Unrealized	784.3	—	—	784.3
Principal investment income
Realized	27.2	—	(0.7)	26.5
Unrealized	79.4	—	(0.6)	78.8
Total investment income	1,315.1	—	(1.3)	1,313.8
Interest and other income	26.2	—	(10.2)	16.0
Interest and other income of Consolidated Funds	—	87.9	—	87.9
Revenue of a real estate VIE	109.0	—	—	109.0
Total revenues	1,962.7	87.9	(22.1)	2,028.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	297.0	—	—	297.0
Equity-based compensation	160.8	—	—	160.8
Performance allocations and incentive fee related compensation
Realized	212.5	—	—	212.5
Unrealized	361.7	—	—	361.7
Total compensation and benefits	1,032.0	—	—	1,032.0
General, administrative and other expenses	189.6	—	—	189.6
Interest	31.5	—	—	31.5
Interest and other expenses of Consolidated Funds	—	144.9	(21.2)	123.7
Interest and other expenses of a real estate VIE and loss on deconsolidation	138.0	—	—	138.0
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,391.2	144.9	(21.2)	1,514.9
Other income
Net investment gains of Consolidated Funds	—	57.8	—	57.8
Income before provision for income taxes	571.5	0.8	(0.9)	571.4
Provision for income taxes	19.0	—	—	19.0
Net income	552.5	0.8	(0.9)	552.4
Net income attributable to non-controlling interests in consolidated entities	19.9	—	(0.1)	19.8
Net income attributable to Carlyle Holdings	532.6	0.8	(0.8)	532.6
Net income attributable to non-controlling interests in Carlyle Holdings	392.0	—	—	392.0
Net income attributable to The Carlyle Group L.P.	$140.6	$0.8	$(0.8)	$140.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities
Net income	$364.0	$552.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21.9	20.1
Equity-based compensation	149.8	160.8
Non-cash performance allocations and incentive fees	(215.6)	(511.8)
Other non-cash amounts	4.7	(9.4)
Principal investment income	(134.5)	(95.8)
Purchases of investments	(274.9)	(236.9)
Proceeds from the sale of investments	393.0	311.9
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Change in deferred taxes, net	(2.6)	0.3
Change in due from affiliates and other receivables	(48.6)	(75.1)
Change in receivables and inventory of a real estate VIE	—	(14.5)
Change in deposits and other	(12.1)	(9.3)
Change in other assets of a real estate VIE	—	1.6
Change in accounts payable, accrued expenses and other liabilities	0.8	(3.3)
Change in accrued compensation and benefits	(8.9)	(41.1)
Change in due to affiliates	(26.6)	0.1
Change in other liabilities of a real estate VIE	—	47.9
Change in deferred revenue	(19.3)	27.7
Net cash provided by operating activities	153.6	79.9
Cash flows from investing activities
Purchases of fixed assets, net	(12.5)	(16.7)
Net cash used in investing activities	(12.5)	(16.7)
Cash flows from financing activities
Borrowings under credit facility	—	250.0
Repayments under credit facility	—	(250.0)
Payments on debt obligations	(13.8)	—
Proceeds from debt obligations	34.5	112.1
Net payments on loans payable of a real estate VIE	—	(14.3)
Payments of contingent consideration	—	(0.4)
Distributions to common unitholders	(61.0)	(22.7)
Distributions to preferred unitholders	(11.8)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(140.4)	(63.1)
Contributions from non-controlling interest holders	8.9	25.8
Distributions to non-controlling interest holders	(51.8)	(53.0)
Common units repurchased	(51.0)	(0.2)
Change in due to/from affiliates financing activities	4.0	49.2
Net cash (used in) provided by financing activities	(282.4)	33.4
Effect of foreign exchange rate changes	(9.0)	18.7
(Decrease) increase in cash, cash equivalents and restricted cash	(150.3)	115.3
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$878.5	$799.3

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$876.8	$789.9
Restricted cash	1.7	9.4
Total cash, cash equivalents and restricted cash, end of period	$878.5	$799.3

Cash and cash equivalents held at Consolidated Funds	$395.3	$416.1

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 24 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2018, our Corporate Private Equity segment had $81 billion in AUM and $56 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eleven U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes four NGP management fee funds and four carry funds advised by NGP. As of June 30, 2018, our Real Assets segment had $45 billion in AUM and $32 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 58 funds that pursue investment opportunities across structured credit, direct lending, distressed credit, energy credit, and opportunistic credit. As of June 30, 2018, our Global Credit segment had $36 billion in AUM and $29 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 215 fund vehicles. As of June 30, 2018, our Investment Solutions segment had $48 billion in AUM and $30 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of June 30, 2018. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$18.4 bn	2018	U.S.	$16.9 bn	2007-2018	CRP VIII	$5.4 bn	2017
CP VI	$13.0 bn	2014	Europe	€7.8 bn	2006-2018	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$838 mm	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$445 mm	2015	CRP IV	$950 mm	2005
CGFSP III	$865 mm	2018	Direct Lending			CRP III	$564 mm	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$920 mm	2017	CPI	$1.6 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.0 bn	2013	International Real Estate
CEP V	€4.3 bn	2018	Corporate Mezzanine Carry Fund			CER	€209 mm	2017
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CAREP II	$486 mm	2008
CEP III	€5.3 bn	2007	Opportunistic Credit Carry Fund			CEREP III	€2.2 bn	2007
CEP II	€1.8 bn	2003	CCOF	$757 mm	2017	Natural Resources Funds
Carlyle Asia Partners			Energy Credit Carry Funds			NGP Energy Carry Funds
CAP V	$6.6 bn	2018	CEMOF II	$2.8 bn	2015	NGP XII	$3.1 bn	2017
CBPF II	RMB 301 mm	2017	CEMOF I	$1.4 bn	2011	NGP XI	$5.3 bn	2014
CAP IV	$3.9 bn	2014	Distressed Credit Carry Funds			NGP X	$3.6 bn	2012
CBPF I	RMB 2.0 bn	2010	CSP IV	$2.5 bn	2016	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP III	$703 mm	2011	NGP GAP	$402 mm	2014
CAP II	$1.8 bn	2006	CSP II	$1.4 bn	2007	NGP Management Fee Funds
Carlyle Japan Partners						Various[2]	$7.0 bn	2004-2008
CJP III	¥119.5 bn	2013				International Energy Carry Fund
CJP II	¥165.6 bn	2006	Investment Solutions			CIEP I	$2.5 bn	2013
Carlyle Global Partners			AlpInvest			Infrastructure Carry Funds
CGP	$3.6 bn	2015	Fund of Private Equity Funds			CGIOF	$1.1 bn	2018
Carlyle MENA Partners			74 vehicles	€42.2 bn	2000-2018	CIP I	$1.1 bn	2006
MENA I	$471 mm	2008	Secondary Investments			Power Carry Funds
Carlyle South American Buyout Fund			54 vehicles	€15.4 bn	2002-2018	CPP II	$1.5 bn	2014
CSABF I	$776 mm	2009	Co-Investments			CPOCP	$478 mm	2013
Carlyle Sub-Saharan Africa Fund			55 vehicles	€15.3 bn	2000-2018	Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Metropolitan Real Estate			Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Real Estate Fund of Funds			Energy IV	$6.0 bn	2008
CPF I	$308 mm	2012	32 vehicles	$4.1 bn	2002-2018	Energy III	$3.8 bn	2005
Growth Carry Funds						Energy II	$1.1 bn	2003
Carlyle U.S. Venture/Growth Partners						Carlyle/Riverstone Renewable Energy
CEOF II	$2.4 bn	2015				Renew II	$3.4 bn	2008
CEOF I	$1.1 bn	2011
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$339 mm	2017
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of June 30, 2018 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial investment or called capital for investments or fees.

(1)	Amounts represent gross assets as of June 30, 2018.

(2)	Includes NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

General economic fundamentals remained strong during the second quarter 2018, with growth in real GDP and corporate earnings staying well above post-crisis averages in most economies. Despite the overall strong economic performance, the equity markets have lagged with 34 of the 45 MSCI equity indices down year-to-date. As of June 30, 2018, the MSCI ACWI-All Cap declined 1.2%, and the S&P 500 index increased 1.7%, since the start of the year. Robust earnings growth across global companies has been offset by investor concerns regarding the financial pressures created by a strengthening dollar, a flattening yield curve and the potential fallout from tariffs. As public multiples are flat and/or declining, we continue to expect that it will be difficult for the public markets to generate the same level of appreciation in 2018 as they achieved in 2017.

The foreign exchange value of the dollar has increased by about 7% since the end of January 2018, which has strained several Emerging Market economies with significant dollar-denominated liabilities. By reducing the domestic value of foreign sales and earnings, a stronger dollar could also slow the growth of corporate profits in the U.S. Companies in our portfolio with meaningful export volumes may feel some pressure as these effects further materialize. The dollar could appreciate more in the near term as the market currently expects two additional Federal Reserve interest rate hikes in 2018 that would take U.S. overnight interest rates to 2.4% at year-end, which would be higher than the average 30-year bond yield for the rest of the G-10 economies. If the dollar continues to appreciate relative to other currencies, these economic effects may become more pronounced.

In the second quarter, credit remained readily available on reasonable terms for our firm and our portfolio companies. The leveraged loan markets have been especially strong with $10.9 billion of net inflows into loan funds since the start of the year. Conversely, concerns about higher interest rates have caused investors to shed exposure to high-yield bonds, with dedicated funds experiencing $31.9 billion of outflows in the first half of 2018.

Longer-dated treasuries rallied throughout the quarter, while, in contrast, the two-year yield has hit its highest level since mid-2008. After closing above 3% for eight consecutive days in May 2018, the yield on the 10-year Treasury fell steadily and as of mid-July 2018 sat at just 2.85%. The rally in the long end, which was likely spurred in part in response to escalating international trade tensions, left the 10-year yield just 25 basis points above that of the two-year Treasury, the flattest yield curve since 2007. The yield curve has steepened somewhat as of the end of July 2018 as concerns that other economies may end central bank easing have driven the 10-year yield up near 3% once more. Many observers regard yield curve inversion as a reliable predictor of a slowdown in future economic activity, which could affect the terms of, and reduce the recent level of, loan and banking transactions.

While overall inflation expectations remain low in most global economies (eurozone core prices rose just 1.1% in May 2018), average core U.S. inflation has risen to 2.2% in the twelve months ended June 2018, led by cost pressures in the energy, transportation, and construction sectors. In recent months, management teams at our portfolio companies in the U.S. have expressed concerns about rising cost pressures related to input prices and compensation expense. Over the past year, general long-distance freight trucking costs have risen 9.4% year-over-year, on average, according to federal data, with some contracts rising by multiples of that amount.

Additionally, the effects of tariffs have become visible across the economy, with steel prices rising 9.5% (annualized) between April and May 2018. The combined effect of tariffs, the rebound in commodity prices, and tightness in parts of the labor market may exert significant downward pressure on corporate margins in the second half of 2018. Some portion of the cost increases will be passed onto end market consumers, but many businesses lack the requisite pricing power. We continue to closely monitor trade issues, in particular vis a vis China as we have many investments in companies operating in China and investments in companies that export to or import from China. The potential impact of tariffs will differ based on the company, industry and its supply chain, although as tariffs have been imposed to date on less than 4% of total U.S. imports, we have not yet seen the announced tariffs have a material impact on the operations of our portfolio companies. If additional tariffs are imposed or the trade dispute continues to intensify, it could negatively impact the overall economy and possibly our portfolio companies, in particular as the growing uncertainty could cause the management teams of our portfolio companies to delay strategic decisions until the trade dispute stabilizes.

The overall performance of the public equity markets has been flat over the quarter, but this has had a muted impact on our portfolio as publicly traded companies comprise only 13% of the remaining fair value in our total carry fund portfolio as of June 30, 2018, excluding Investment Solutions. In addition, the price of crude oil increased significantly in the second quarter, which positively impacted our public and private energy investments. We have seen strong underlying performance by our portfolio companies and investments as our overall carry fund portfolio appreciated by 5% during the second quarter of 2018 and 17% since the second quarter of 2017. In the second quarter of 2018, our Corporate Private Equity funds appreciated by 3%, our Real Asset funds appreciated by 7% and our Global Credit carry funds appreciated by 3%. Appreciation in Investment Solutions was 8% in the second quarter, which was bolstered by the strengthening of the U.S. Dollar relative to the Euro during the period. Our private carry fund portfolio appreciated by 4% and our public carry fund portfolio appreciated by 5%, each excluding Investment Solutions.

The current macroeconomic environment continues to support record levels of private equity fundraising globally. We raised more than $12 billion of new capital in the second quarter, reaching 77% of our four-year $100 billion fundraising target which we expect to achieve by next year. We anticipate that we will raise approximately $30 billion during 2018 as some of the fundraising planned for future years accelerated into this year. While we expect additional funds to launch over the next several quarters, we do expect our fundraising pace to decelerate after reloading our large flagship funds. Higher fundraising activity generates incremental expenses in the quarter the capital is raised, which generally occur ahead of the associated positive revenue impact from new management fees. We activated management fees on our new U.S. Buyout and Asia Buyout funds in the second quarter and we expect to activate fees on our new Europe Buyout fund in the next several quarters. We anticipate that Fee-Earning AUM and Fee Related Earnings will increase in the second half of 2018 due to the activation of these fees. Pending Fee Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, declined to $10 billion at June 30, 2018 from $27 billion as of the end of the first quarter of 2018 due to the activation of fees on our latest U.S. buyout and Asia buyout funds.

The investment environment remains challenging, driven by a high level of competition and high valuations. Our experienced investment teams across the globe continue to pursue investments where we can leverage our competitive advantages, sector expertise and global One Carlyle platform. During the second quarter, our carry funds invested $3.5 billion in new or follow-on transactions, and invested approximately $21.6 billion over the last twelve months. We generated $7 billion in realized proceeds in our carry funds in the second quarter. A higher percentage of realizations in the second quarter originated in funds that are accruing, but not yet realizing, performance revenues. We continue to expect our 2018 realized net performance revenue to be lower than our 2017 realized net performance revenue, before increasing in 2019.

We are continuing our efforts to build a larger Global Credit business that leverages our existing platform and operations and can manage a significantly higher level of assets under management in their current strategies. We are also extending our product capabilities into adjacent strategies to meet the evolving needs of our investors. If we successfully execute on our business plans, we expect to grow AUM in the Global Credit segment and expect the Global Credit segment to contribute more to our Fee Related Earnings in the future.

Recent Transactions

Distributions

In July 2018, the Board of Directors of our general partner declared a quarterly distribution of $0.22 per unit to common unitholders of record at the close of business on August 13, 2018, payable on August 17, 2018.

The Board of Directors of our general partner has declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on September 1, 2018, payable on September 17, 2018. Distributions are on the Preferred Units are discretionary and non-cumulative. See Note 12 of our unaudited condensed consolidated financial statements for more information on the Preferred Units.

New York Lease

We will be relocating one of our New York City offices in either late 2020 or early 2021 to new office space in Midtown New York to provide for a more efficient and collaborative environment for our employees. The lease was signed in July 2018 and we expect to incur a charge of $60 million related to the assignment of an existing office lease in New York. The charge is expected to be paid over approximately 15 years. This charge will be reflected in our third quarter of 2018 operating results and will be excluded from our non-GAAP results.

Investment in Fortitude Holdings

On July 31, 2018, a subsidiary of the Partnership entered into a membership interest purchase agreement with American International Group, Inc. (“AIG”) and Fortitude Group Holdings, LLC, a wholly owned subsidiary of AIG (“Fortitude Holdings”), pursuant to which we have agreed to acquire a 19.9% interest in Fortitude Holdings. See Note 14 of our unaudited condensed consolidated financial statements for more information on this transaction.

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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $17.4 billion of Fee-earning AUM as of June 30, 2018 were approximately 14% of total management fees recognized during the three months ended June 30, 2018. Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $10.2 billion of Fee-earning AUM as of June 30, 2018, were approximately 11% of total management fees recognized during the six months ended June 30, 2018. Management fees attributable to CP VI were approximately 16% of total management fees recognized during both the three months and six months ended June 30, 2017, respectively. No other fund generated over 10% of total management fees in the periods presented.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate a range of 80% to 100% of the fund’s portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
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
Performance allocations in excess of 10% of the total for the three months ended June 30, 2018 were generated from the following funds:

•	$120.2 million from CP VI (with total AUM of approximately $14.6 billion), and

•	$48.4 million from Carlyle International Energy Fund, L.P. (“CIEP”) (with total AUM of approximately $3.1 billion).
Performance allocations in excess of 10% of the total for the six months ended June 30, 2018 were generated from the following funds:

•	$164.7 million from CP VI,

•	$112.0 million from CEP IV, and

•	$79.1 million from CRP VII.
Performance allocations in excess of 10% of the total for the three months ended June 30, 2017 were generated primarily from the following funds:
•$192.4 million from CP VI,
•$80.7 million from CAP IV, and
•$66.0 million from CP V.
Performance allocations in excess of 10% of the total for the six months ended June 30, 2017 were generated primarily from the following funds:
•$397.2 million from CP VI,
•$253.0 million from CP V, and
•$226.3 million from CAP IV.
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

Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2018 and 2017, the reversals of performance allocations were $71.3 million and $17.2 million, respectively. For the six months ended June 30, 2018 and 2017, the reversals of performance allocations were $94.0 million and $57.9 million, respectively.
As of June 30, 2018, accrued performance allocations and accrued giveback obligations were approximately $3.9 billion and $63.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2018 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of June 30, 2018, approximately $35.8 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.4 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of June 30, 2018 are $2.0 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2018, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.7 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $182.2 million in aggregate giveback obligations. Approximately $36.7 million of the $182.2 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to common unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2018 (amounts in millions):

	As of June 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$2,570	$4,695	$276	$1,016	$8,557
Level II	151	175	344	—	670
Level III	38,995	23,296	28,125	29,543	119,959
Fair Value of Investments	41,716	28,166	28,745	30,559	129,186
Available Capital	39,452	17,252	6,786	17,066	80,556
Total AUM	$81,168	$45,418	$35,531	$47,625	$209,742

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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012, which are fully vested as of May 2018, or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. A portion of our compensation expense relates to internal fundraising costs, and compensation may fluctuate based on increases or decreases in our fundraising activity. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2018, our U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.

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
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of EI and is used to assess the ability of the business to cover cash-based compensation and benefits and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of EI and also adjusts EI to exclude net performance revenues, principal investment income from investments in Carlyle funds, equity-based compensation, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2018	2017
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$61,823	$53,412
Fee-earning AUM based on invested capital (2)	41,110	23,222
Fee-earning AUM based on collateral balances, at par (3)	20,046	17,111
Fee-earning AUM based on net asset value (4)	2,228	1,310
Fee-earning AUM based on lower of cost or fair value and other (5)	21,270	21,079
Balance, End of Period (6) (7)	$146,477	$116,134

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of certain carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of June 30, 2018, the Legacy Energy Funds had, in the aggregate, approximately $4.9 billion in AUM and $3.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $10 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$125,771	$114,905	$124,595	$114,994
Inflows, including Fee-paying Commitments (1)	25,939	2,303	28,491	5,039
Outflows, including Distributions (2)	(4,617)	(3,495)	(7,069)	(6,161)
Changes in CLO collateral balances (3)	1,339	389	1,600	(349)
Market Appreciation/(Depreciation) (4)	13	(179)	(22)	(155)
Foreign Exchange and other (5)	(1,968)	2,211	(1,118)	2,766
Balance, End of Period	$146,477	$116,134	$146,477	$116,134

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and the NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include funds raised of $10 billion and $9 billion as of June 30, 2018 and 2017, respectively, which are not yet earning fees.

(2)
Outflows represent limited partner distributions from our carry funds and the NGP management fee funds, changes in basis for our carry funds where the investment period, weighted-average investment period or commitment fee period has expired, and reductions for funds that are no longer calling for fees.

(3)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$201,496	$195,061
New Commitments (1)	12,112	19,813
Outflows (2)	(5,959)	(12,292)
Market Appreciation/(Depreciation) (3)	5,759	9,015
Foreign Exchange Gain/(Loss) (4)	(3,120)	(1,750)
Other (5)	(546)	(105)
Balance, End of Period	$209,742	$209,742

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q2 2018
Carlyle Portfolio
Public Markets
Private
87% of RFV
Public (3)
13% of RFV
Total
MSCI ACWI - All Cap(4)
S&P 500
Appreciation/Depreciation
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
-2%

Q2 2017
Carlyle Portfolio
Public Markets
Private
85% of RFV
Public (3)
15% of RFV
Total
MSCI ACWI - All Cap(4)
S&P 500
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
-2%

YTD 2018
Carlyle Portfolio
Public Markets
Private
87% of RFV
Public (3)
13% of RFV
Total
MSCI ACWI - All Cap(4)
S&P 500
Appreciation/Depreciation
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
-2%

YTD 2017
Carlyle Portfolio
Public Markets
Private
85% of RFV
Public (3)
15% of RFV
Total
MSCI ACWI - All Cap(4)
S&P 500
Appreciation/Depreciation
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
-2%

(1)	Reflects Corporate Private Equity, Real Assets, and Global Credit carry funds. Appreciation/Depreciation is fund only, and excludes the impact of external co-investment.

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
As of June 30, 2018, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees for both the three months and six months ended June 30, 2018; and none of our investment income for both the three months and six months ended June 30, 2018.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2018, our consolidated CLOs held approximately $5.6 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2018 and 2017. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (As Adjusted)	2018	2017 (As Adjusted)
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$301.3	$238.8	$565.8	$485.1
Incentive fees	7.4	11.1	13.7	16.7
Investment income
Performance allocations
Realized	97.4	346.6	318.0	424.2
Unrealized	327.7	185.9	415.2	784.3
Principal investment income
Realized	36.3	26.7	63.8	26.5
Unrealized	41.9	32.3	68.5	78.8
Total investment income	503.3	591.5	865.5	1,313.8
Interest and other income	28.0	5.6	50.5	16.0
Interest and other income of Consolidated Funds	53.6	45.0	100.9	87.9
Revenue of a real estate VIE	—	16.4	—	109.0
Total revenues	893.6	908.4	1,596.4	2,028.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	176.0	151.0	363.3	297.0
Equity-based compensation	64.9	88.0	149.8	160.8
Performance allocations and incentive fee related compensation
Realized	51.7	166.7	160.1	212.5
Unrealized	170.3	90.4	219.9	361.7
Total compensation and benefits	462.9	496.1	893.1	1,032.0
General, administrative and other expenses	126.8	95.8	221.8	189.6
Interest	18.4	16.5	36.3	31.5
Interest and other expenses of Consolidated Funds	45.3	78.5	81.2	123.7
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	18.4	—	138.0
Other non-operating expenses	0.3	0.1	0.6	0.1
Total expenses	653.7	705.4	1,233.0	1,514.9
Other income
Net investment gains of Consolidated Funds	12.9	40.7	14.9	57.8
Income before provision for income taxes	252.8	243.7	378.3	571.4
Provision for income taxes	11.6	13.2	19.4	19.0
Net income	241.2	230.5	358.9	552.4
Net income attributable to non-controlling interests in consolidated entities	16.7	16.5	27.7	19.8
Net income attributable to Carlyle Holdings	224.5	214.0	331.2	532.6
Net income attributable to non-controlling interests in Carlyle Holdings	155.1	156.4	222.1	392.0
Net income attributable to The Carlyle Group L.P.	69.4	57.6	109.1	140.6
Net income attributable to Series A Preferred Unitholders	5.9	—	11.8	—
Net income attributable to The Carlyle Group L.P. common unitholders	$63.5	$57.6	$97.3	$140.6

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.62	$0.65	$0.96	$1.61
Diluted	$0.56	$0.59	$0.87	$1.49
Weighted-average common units
Basic	102,465,109	88,801,343	101,603,587	87,079,007
Diluted	112,582,728	96,986,255	111,948,144	94,486,422

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues
Total revenues decreased $14.8 million, or 1.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $432.1 million, or 21% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in total revenues for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Total Revenues, June 30, 2017	$908.4	$2,028.5
Increases (Decreases):
Increase in fund management fees	62.5	80.7
Decrease in incentive fees	(3.7)	(3.0)
Decrease in investment income, including performance allocations	(88.2)	(448.3)
Increase in interest and other income	22.4	34.5
Increase in interest and other income of Consolidated Funds	8.6	13.0
Decrease in revenue from a real estate VIE	(16.4)	(109.0)
Total decrease	(14.8)	(432.1)
Total Revenues, June 30, 2018	$893.6	$1,596.4
Fund Management Fees. Fund management fees increased $62.5 million, or 26.2%, to $301.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $80.7 million, or 17%, to $565.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$88.6	$124.7
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(34.7)	(49.8)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	11.6	10.0
Higher (lower) transaction and portfolio advisory fees	0.9	(4.2)
All other changes	(3.9)	—
Total increase in fund management fees	$62.5	$80.7
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $7.0 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and $13.6 million and $17.8 million for the six months ended June 30, 2018 and 2017, respectively. The $4.2 million decrease in transaction and portfolio advisory fees for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 resulted primarily from transaction fees earned related to investments in one of our U.S. buyout funds in the six months ended June 30, 2017 as compared to the six months ended June 30, 2018.

Investment Income. Investment income decreased $88.2 million to $503.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $448.3 million to $865.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Decrease in performance allocations, excluding NGP	$(107.4)	$(475.3)
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	35.3	12.9
Absence in 2018 of investment expenses related to Q1 2017 amended NGP agreements	—	20.8
Decrease in investment income from our buyout and growth funds	(13.2)	(8.3)
Decrease in losses on foreign currency derivatives	2.6	1.7
Increase in investment income from our real assets funds, excluding NGP	3.1	3.8
Decrease in investment income from our distressed debt funds and energy mezzanine funds	(10.1)	(11.2)
Increase in investment income from CLOs	0.2	0.7
All other changes	1.3	6.6
Total decrease in investment income	$(88.2)	$(448.3)
Performance Allocations. Performance allocations decreased $107.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $475.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in performance allocations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to lower appreciation in our Corporate Private Equity segment. The decrease in performance allocations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower appreciation in our Corporate Private Equity and Real Assets segments. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months and six months ended June 30, 2018 and 2017 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Millions)
Corporate Private Equity	$210.7	$419.8	$468.6	$987.8
Real Assets	138.4	81.7	135.1	139.5
Global Credit	12.3	2.5	14.9	16.9
Investment Solutions	63.7	28.5	114.6	64.3
Total performance allocations	$425.1	$532.5	$733.2	$1,208.5

Total carry fund appreciation	5%	5%	9%	11%
Approximately $168.6 million of our performance allocations for the three months ended June 30, 2018 were related to CP VI and CIEP, while approximately $339.0 million of our performance allocations for the three months ended June 30, 2017 were related to CP VI, CAP IV, and CP V. Approximately $355.8 million of our performance allocations for the six months ended June 30, 2018 were related to CP VI, CEP IV, and CRP VII, while approximately $876.5 million of our performance allocations for the six months ended June 30, 2017 were related to CP VI, CP V, and CAP IV.

General economic fundamentals remained strong during the second quarter 2018, with growth in real gross domestic product and corporate earnings staying well above post-crisis averages in most economies. Despite the overall strong economic performance, the equity markets have lagged with 34 of the 45 MSCI equity indices down year-to-date. In addition, as of June 30, 2018, the MSCI ACWI-All Cap declined 1.2% and the S&P 500 index increased 1.7%, since the start of the year. Robust earnings growth across global companies has been offset by investor concerns regarding the financial pressures created by a strengthening dollar, a flattening yield curve and the potential fallout from tariffs. Additionally, in the second quarter, while credit remained readily available on reasonable terms, overall inflation expectations remain low in most global economies. However, average core U.S. inflation has risen to 2.2% in the twelve months ended June 2018, led by cost pressures in the energy, transportation, and construction sectors. Further, the effects of tariffs have become visible across the economy, with steel prices rising 9.5% (annualized) between April and May 2018. The combined effect of tariffs, the rebound in commodity prices, and tightness in parts of the labor market may exert significant downward pressure on corporate margins in the second half of 2018. Some portion of the cost increases will be passed onto end market consumers, but many businesses lack the requisite pricing power. We have seen strong underlying performance by our portfolio companies and investments as our overall carry fund portfolio appreciated by 5% during the second quarter of 2018 and 17% since the second quarter of 2017. In the second quarter of 2018, our Corporate Private Equity funds appreciated by 3%, our Real Asset funds appreciated by 7% and our Global Credit carry funds appreciated by 3%. Appreciation in Investment Solutions was 8% in the second quarter, which was bolstered by the strength of the Euro relative to other currencies.

Interest and Other Income. Interest and other income increased $22.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $34.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Increases for both periods were primarily as a result of increased interest income related to our CLOs and certain money market accounts. In addition, contributing to the increase was the Partnership's adoption of the revenue recognition standard, ASU 2014-9, on January 1, 2018. As part of the adoption, the reimbursement of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018. For the three months and six months ended June 30, 2018, these costs were approximately $8.2 million and $14.3 million, respectively, and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations. See Note 2 to our unaudited condensed consolidated financial statements for more information on the adoption of the revenue recognition standard.

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

Interest and other income of Consolidated Funds increased $8.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $13.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Substantially all of the increase in interest and other income of Consolidated Funds for both periods relates to increased interest income from CLOs.
Revenue of a Real Estate VIE. Revenue of a real estate VIE was $16.4 million and $109.0 million for the three months and six months ended June 30, 2017. There was no revenue recognized for the three months and six months ended June 30, 2018 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction.
The revenue for the three months and six months ended June 30, 2017 consisted of amounts recognized as a result of the completion of land development projects during the period and investment income earned on Urbplan's investments. Urbplan recognized revenue during the three months and six months ended June 30, 2017 using the completed contract method of accounting. This accounting method required Urbplan to recognize revenue in the period in which the land development services contract was completed.

Expenses
Total expenses decreased $51.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $281.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in total expenses for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Total Expenses, June 30, 2017	$705.4	$1,514.9
Increases (Decreases):
Decrease in total compensation and benefits	(33.2)	(138.9)
Increase in general, administrative and other expenses	31.0	32.2
Decrease in interest and other expenses of Consolidated Funds	(33.2)	(42.5)
Decrease in interest and other expenses of a real estate VIE and loss on deconsolidation	(18.4)	(138.0)
All other changes	2.1	5.3
Total decrease	(51.7)	(281.9)
Total Expenses, June 30, 2018	$653.7	$1,233.0

Total Compensation and Benefits. Total compensation and benefits decreased $33.2 million, or 6.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $138.9 million, or 13%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Increase in cash-based compensation and benefits	$25.0	$66.3
Decrease in equity-based compensation	(23.1)	(11.0)
Decrease in performance allocations and incentive fee related compensation	(35.1)	(194.2)
Total decrease in total compensation and benefits	$(33.2)	$(138.9)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $25.0 million, or 16.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $66.3 million, or 22%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Increase in headcount and bonuses	$30.0	$64.3
(Decrease) increase in compensation costs associated with fundraising activities	(5.0)	2.0
Total increase in cash-based compensation and benefits	$25.0	$66.3
Equity-based Compensation. Equity-based compensation decreased $23.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $11.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in equity-based compensation for both periods was due primarily to the timing of the last vesting of awards related to our initial public offering in 2012 in May 2018. This decrease is partially offset by the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018.

Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $35.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $194.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 52% for both the three months and six months ended June 30, 2018, and 48% for both the three months and six months ended June 30, 2017. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation. Conversely, performance allocations from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $31.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $32.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Lower expenses for litigation and contingencies	$(104.2)	(148.8)
Absence in 2018 of net insurance recoveries recognized for certain legal matters in 2017	103.3	138.6
Certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that are now presented on a gross basis as a result of the adoption of the new revenue recognition standard (See Note 2 to the unaudited condensed consolidated financial statements)	8.2	14.3
Lower professional fees and office expenses	(0.5)	(14.3)
Higher external fundraising costs	22.4	27.6
Foreign exchange and other changes	1.8	14.8
Total increase in general, administrative and other expenses	$31.0	$32.2
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $33.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $42.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease for both periods is primarily due to higher interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation was $18.4 million and $138.0 million for the three months and six months ended June 30, 2017, respectively. There were no expenses recognized for the three months and six months ended June 30, 2018 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction.

Net Investment Gains of Consolidated Funds
For the three months ended June 30, 2018, net investment gains of Consolidated Funds were $12.9 million as compared to net investment gains of $40.7 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, net investment gains of Consolidated Funds were $14.9 million as compared to net investment gains of $57.8 million for the six months ended June 30, 2017. For both the three months and six months ended June 30, 2018 and 2017, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Realized losses	$(1.6)	$(3.7)	$(4.3)	$(5.8)
Net change in unrealized gains	(24.5)	(1.9)	(37.2)	35.4
Total gains (losses)	(26.1)	(5.6)	(41.5)	29.6
Gains from liabilities of CLOs	39.0	46.3	56.4	28.2
Total investment gains of Consolidated Funds	$12.9	$40.7	$14.9	$57.8
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $16.7 million for the three months ended June 30, 2018 as compared to $16.5 million for the three months ended June 30, 2017. Net income attributable to non-controlling interests in consolidated entities was $27.7 million for the six months ended June 30, 2018 as compared to $19.8 million for the six months ended June 30, 2017. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds' limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions as well as the allocation of Urbplan’s net losses that are attributable to non-controlling interests (for the three months and six months ended June 30, 2017 only).
Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $63.5 million for the three months ended June 30, 2018 as compared to $57.6 million for the three months ended June 30, 2017. The net income attributable to The Carlyle Group L.P. common unitholders was $97.3 million for the six months ended June 30, 2018 as compared to $140.6 million for the six months ended June 30, 2017. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 30% and 28% as of June 30, 2018 and 2017, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(4.7) million and $(2.1) million for the three months ended June 30, 2018 and 2017, respectively, and $(0.6) million and $(2.9) million for the six months ended June 30, 2018 and 2017, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2018 and 2017. The tables below show our total segment Economic Income which is the sum of Fee Related Earnings, Net Performance Revenues, Principal Investment Income (Loss), Reserve for Litigation and Contingencies, Net Interest, and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Income, Fee Related Earnings and Distributable Earnings for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total Segment Revenues	$840.2	$859.0	$1,494.1	$1,860.2
Total Segment Expenses	568.1	558.9	1,053.0	1,160.0
Economic Income	$272.1	$300.1	$441.1	$700.2
(-) Net Performance Revenues	249.6	299.4	409.6	693.5
(-) Principal Investment Income	25.3	31.2	54.9	41.8
(+) Equity-based Compensation	50.0	36.7	87.7	66.8
(+) Net Interest	10.6	14.0	21.7	25.6
(=) Fee Related Earnings	$57.8	$20.2	$86.0	$57.3
(+) Realized Net Performance Revenues	49.6	182.1	152.7	217.4
(+) Realized Principal Investment Income (Loss)	17.7	10.6	36.4	5.2
(+) Net Interest	(10.6)	(14.0)	(21.7)	(25.6)
(=) Distributable Earnings	$114.5	$198.9	$253.4	$254.3

The following table sets forth our total segment revenues for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$328.1	$257.2	$615.6	$512.8
Portfolio advisory fees, net	3.2	4.9	6.8	8.9
Transaction fees, net	3.8	1.2	6.8	8.9
Total fund level fee revenues	335.1	263.3	629.2	530.6
Performance revenues
Realized	99.5	352.7	310.5	435.7
Unrealized	370.0	206.6	476.4	838.3
Total performance revenues	469.5	559.3	786.9	1,274.0
Principal investment income (loss)
Realized	17.7	10.6	36.4	5.2
Unrealized	7.6	20.6	18.5	36.6
Total principal investment income	25.3	31.2	54.9	41.8
Interest income	7.9	2.4	14.6	5.8
Other income	2.4	2.8	8.5	8.0
Total Segment Revenues	$840.2	$859.0	$1,494.1	$1,860.2

The following table sets forth our total segment expenses for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$172.3	$153.0	$361.4	$300.3
Equity-based compensation	50.0	36.7	87.7	66.8
Performance revenues related compensation
Realized	49.9	170.6	157.8	218.3
Unrealized	170.0	89.3	219.5	362.2
Total compensation and benefits	442.2	449.6	826.4	947.6
General, administrative, and other indirect expenses	98.9	85.4	173.7	166.0
Depreciation and amortization expense	8.5	7.5	16.6	15.0
Interest expense	18.5	16.4	36.3	31.4
Total Segment Expenses	$568.1	$558.9	$1,053.0	$1,160.0
Income before provision for income taxes is the GAAP financial measure most comparable to economic income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Income before provision for income taxes	$252.8	$243.7	$378.3	$571.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	18.4	58.5	68.5	125.5
Acquisition related charges, including amortization of intangibles and impairment	9.2	9.2	13.8	18.0
Other non-operating expense	0.3	0.1	0.6	0.1
Tax expense associated with performance fee compensation	3.8	(2.4)	1.7	(5.3)
Net income attributable to non-controlling interests in consolidated entities	(16.7)	(16.5)	(27.7)	(19.8)
Severance and other adjustments	4.3	7.5	5.9	10.3
Economic Income	$272.1	$300.1	$441.1	$700.2
(-) Net performance revenues(1)	249.6	299.4	409.6	693.5
(-) Principal investment income(1)	25.3	31.2	54.9	41.8
(+) Equity-based compensation	50.0	36.7	87.7	66.8
(+) Net Interest	10.6	14.0	21.7	25.6
(=) Fee Related Earnings	$57.8	$20.2	$86.0	$57.3
(+) Realized net performance revenues(1)	49.6	182.1	152.7	217.4
(+) Realized principal investment income (loss)(1)	17.7	10.6	36.4	5.2
(+) Net Interest	(10.6)	(14.0)	(21.7)	(25.6)
(=) Distributable Earnings	$114.5	$198.9	$253.4	$254.3

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$97.4	$2.1	$99.5
Unrealized	327.7	42.3	370.0
Total performance revenues(a)	425.1	44.4	469.5
Performance revenues related compensation expense(b)
Realized	51.7	(1.8)	49.9
Unrealized	170.3	(0.3)	170.0
Total performance revenues related compensation expense(b)	222.0	(2.1)	219.9
Net performance revenues
Realized	45.7	3.9	49.6
Unrealized	157.4	42.6	200.0
Total net performance revenues	$203.1	$46.5	$249.6
Principal investment income (loss)
Realized	$36.3	$(18.6)	$17.7
Unrealized	41.9	(34.3)	7.6
Principal investment income (loss)	$78.2	$(52.9)	$25.3

	Six Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$318.0	$(7.5)	$310.5
Unrealized	415.2	61.2	476.4
Total performance revenues(a)	733.2	53.7	786.9
Performance revenues related compensation expense(b)
Realized	160.1	(2.3)	157.8
Unrealized	219.9	(0.4)	219.5
Total performance revenues related compensation expense(b)	380.0	(2.7)	377.3
Net performance revenues
Realized	157.9	(5.2)	152.7
Unrealized	195.3	61.6	256.9
Total net performance revenues	$353.2	$56.4	$409.6
Principal investment income (loss)
Realized	$63.8	$(27.4)	$36.4
Unrealized	68.5	(50.0)	18.5
Principal investment income (loss)	$132.3	$(77.4)	$54.9

	Three Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$346.6	$6.1	$352.7
Unrealized	185.9	20.7	206.6
Total performance revenues(a)	532.5	26.8	559.3
Performance revenues related compensation expense(b)
Realized	166.7	3.9	170.6
Unrealized	90.4	(1.1)	89.3
Total performance revenues related compensation expense(b)	257.1	2.8	259.9
Net performance revenues
Realized	179.9	2.2	182.1
Unrealized	95.5	21.8	117.3
Total net performance revenues	$275.4	$24.0	$299.4
Principal investment income (loss)
Realized	$26.7	$(16.1)	$10.6
Unrealized	32.3	(11.7)	20.6
Total principal investment income (loss)	$59.0	$(27.8)	$31.2

	Six Months Ended June 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$424.2	$11.5	$435.7
Unrealized	784.3	54.0	838.3
Total performance revenues(a)	1,208.5	65.5	1,274.0
Performance revenues related compensation expense(b)
Realized	212.5	5.8	218.3
Unrealized	361.7	0.5	362.2
Total performance revenues related compensation expense(b)	574.2	6.3	580.5
Net performance revenues
Realized	211.7	5.7	217.4
Unrealized	422.6	53.5	476.1
Total net performance revenues	$634.3	$59.2	$693.5
Principal investment income (loss)
Realized	$26.5	$(21.3)	$5.2
Unrealized	78.8	(42.2)	36.6
Total principal investment income (loss)	$105.3	$(63.5)	$41.8
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

Economic Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Economic Income
Corporate Private Equity	$100.4	$241.8	$214.0	$555.2
Real Assets	144.1	50.7	175.4	110.1
Global Credit	10.7	0.6	18.4	16.0
Investment Solutions	16.9	7.0	33.3	18.9
Economic Income	$272.1	$300.1	$441.1	$700.2
Distributable Earnings
Corporate Private Equity	$39.5	$172.8	$126.3	$208.2
Real Assets	51.9	11.8	85.1	15.4
Global Credit	14.6	8.9	24.8	16.7
Investment Solutions	8.5	5.4	17.2	14.0
Distributable Earnings	$114.5	$198.9	$253.4	$254.3

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$148.0	$117.7	$262.1	$233.4
Portfolio advisory fees, net	2.8	4.5	6.0	8.3
Transaction fees, net	3.6	1.2	3.9	8.9
Total fund level fee revenues	154.4	123.4	272.0	250.6
Performance revenues
Realized	52.0	272.1	240.0	323.4
Unrealized	163.8	142.9	228.4	658.2
Total performance revenues	215.8	415.0	468.4	981.6
Principal investment income
Realized	12.3	8.9	20.2	9.1
Unrealized	(4.9)	13.3	2.1	18.8
Total principal investment income	7.4	22.2	22.3	27.9
Interest income	2.5	0.8	4.5	1.9
Other income	0.6	1.3	3.7	2.6
Total revenues	380.7	562.7	770.9	1,264.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	90.5	72.7	187.7	146.8
Equity-based compensation	23.0	17.8	41.7	32.8
Performance revenues related compensation
Realized	24.0	121.6	114.7	147.7
Unrealized	75.0	69.4	101.1	297.2
Total compensation and benefits	212.5	281.5	445.2	624.5
General, administrative, and other indirect expenses	56.5	28.4	89.4	63.4
Depreciation and amortization expense	4.2	3.7	8.2	7.4
Interest expense	7.1	7.3	14.1	14.1
Total expenses	280.3	320.9	556.9	709.4
Economic Income	$100.4	$241.8	$214.0	$555.2
(-) Net Performance Revenues	116.8	224.0	252.6	536.7
(-) Principal Investment Income	7.4	22.2	22.3	27.9
(+) Equity-based Compensation	23.0	17.8	41.7	32.8
(+) Net Interest	4.6	6.5	9.6	12.2
(=) Fee Related Earnings	$3.8	$19.9	$(9.6)	$35.6
(+) Realized Net Performance Revenues	28.0	150.5	125.3	175.7
(+) Realized Principal Investment Income	12.3	8.9	20.2	9.1
(+) Net Interest	(4.6)	(6.5)	(9.6)	(12.2)
(=) Distributable Earnings	$39.5	$172.8	$126.3	$208.2

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Distributable Earnings

Distributable Earnings decreased $133.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $81.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2017	$172.8	$208.2
Increases (decreases):
Decrease in fee related earnings	(16.1)	(45.2)
Decrease in realized net performance revenues	(122.5)	(50.4)
Increase in realized principal investment income	3.4	11.1
Decrease in net interest	1.9	2.6
Total decrease	(133.3)	(81.9)
Distributable earnings, June 30, 2018	$39.5	$126.3

Realized Net Performance Revenues. Realized net performance revenues decreased $122.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $50.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in realized net performance revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to lower realizations in our U.S buyout funds, primarily CP V, and our Europe and Asia buyout funds. The decrease in realized net performance revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower realizations from our U.S. and Asia buyout funds in carry in 2018 as compared to 2017, partially offset by higher realizations from our Europe buyout funds in 2018 as compared to 2017. Realized net performance revenues were primarily generated by the following funds for the three months and six months ended June 30, 2018 and 2017:

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
CBPF I	CP V	CEP III	CP V
CAP III	CAP III	CAP III	CAP III
CP V	CEP III	CBPF I	CEP III
		CAP II	CGFSP

Realized Principal Investment Income. Realized principal investment income increased $3.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in realized principal investment income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to higher realized gains in our investments in U.S. and Asia buyout funds, partially offset by lower realized gains in our investments in Europe buyout funds.

Realized principal investment income increased $11.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in realized principal investment income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to higher realized gains in our investments in U.S., Europe, Asia, and Japan buyout funds, partially offset by realized losses in our investments in our U.S. Growth buyout funds for the six months ended June 30, 2018 as compared to realized gains on our investments in these funds for the six months ended June 30, 2017.

Fee Related Earnings

Fee related earnings decreased $16.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $45.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2017	$19.9	$35.6
Increases (decreases):
Increase in fee revenues	31.0	21.4
Increase in cash-based compensation and benefits	(17.8)	(40.9)
Increase in general, administrative and other indirect expenses	(28.1)	(26.0)
All other changes	(1.2)	0.3
Total decrease	(16.1)	(45.2)
Fee related earnings, June 30, 2018	$3.8	$(9.6)

Fee Revenues. Total fee revenues increased $31.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $21.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Higher fund management fees	$30.3	$28.7
Higher (lower) transaction fees	2.4	(5.0)
Lower portfolio advisory fees	(1.7)	(2.3)
Total increase in fee revenues	$31.0	$21.4

The increase in fund management fees for both the three months and six months ended June 30, 2018 as compared to the three months and six months ended June 30, 2017 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”), which, in aggregate, increased management fees by approximately $47.7 million in each period. These increases were partially offset by lower assets under management from sales of investments during 2017 for CP V, CP VI, our first financial services fund (“CGFSP I”), our third Europe buyout fund (“CEP III”), and our second Asia buyout fund (“CAP II”).

The total weighted-average management fee rate decreased from 1.31% at June 30, 2017 to 1.22% at June 30, 2018. The decrease is primarily driven by CP VI and CAP IV stepping down effective fee rates as they exit the investment period. Fee-earning assets under management were $56.3 billion and $36.2 billion as of June 30, 2018 and 2017, respectively, reflecting an increase of $20.1 billion.

The increase in transaction fees for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to a significant investment in one of our Asia buyout funds. The decrease in transaction fees for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily from significant investments in one of our U.S. buyout and Europe buyout funds in the six months ended June 30, 2017 as compared to the six months ended June 30, 2018.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $17.8 million, or 24%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to an increase in projected year-end bonuses and higher compensation costs related to fundraising activities of approximately $8.7 million.

Cash-based compensation and benefits expense increased $40.9 million, or 28%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to an increase in projected year-end bonuses and higher compensation costs related to fundraising activities of approximately $16.2 million.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $28.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to higher external costs associated with fundraising activities of approximately $25.0 million and higher professional fees, partially offset by positive foreign currency adjustments for the three months ended June 30, 2018 as compared to negative foreign currency adjustments for the three months ended June 30, 2017.

General, administrative and other indirect expenses increased $26.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to higher external costs associated with fundraising activities of approximately $25.1 million and higher professional fees, partially offset by lower costs for litigation and contingencies and lower negative foreign currency adjustments.

Economic Income

Economic income decreased $141.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $341.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in economic income for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic income, June 30, 2017	$241.8	$555.2
Increases (decreases):
Decrease in net performance revenues	(107.2)	(284.1)
Decrease in principal investment income	(14.8)	(5.6)
Increase in equity-based compensation	(5.2)	(8.9)
Decrease in fee related earnings	(16.1)	(45.2)
Decrease in net interest	1.9	2.6
Total decrease	(141.4)	(341.2)
Economic income, June 30, 2018	$100.4	$214.0

Performance Revenues. Performance revenues (realized and unrealized) decreased $199.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $513.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease for both the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower appreciation on our buyout funds.

Performance revenues are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Buyout funds	$174.0	$410.5	$416.0	$948.2
Growth Capital funds	41.8	4.5	52.4	33.4
Total performance revenues	$215.8	$415.0	$468.4	$981.6

The $215.8 million of performance revenues for the three months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CP VI of $120.2 million,
•CEP IV of $40.0 million,
•CP V of $30.0 million,
•CJP III of $23.8 million,
•CEOF of $17.8 million,
•CETP III of $15.6 million,
•CAP IV of $(39.8) million, and
•CAP III of $(23.5) million.

The $415.0 million of performance revenues for the three months ended June 30, 2017 was driven by performance revenues recognized from the following funds:

•CP VI of $192.4 million,
•CAP IV of $80.7 million,
•CP V of $65.4 million,
•CGFSP II of $22.5 million,
•CAP III of $17.3 million, and
•CGFSP of $14.4 million.

The $468.4 million of performance revenues for the six months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CP VI of $164.7 million,
•CEP IV of $112.0 million,
•CP V of $64.8 million,
•CJP III of $38.2 million,
•CEP III of $33.2 million,
•CETP III of $22.2 million,
•CEOF of $17.6 million,
•CAP IV of $(44.7) million, and
•CAP III of $(30.5) million.

The $981.6 million of performance revenues for the six months ended June 30, 2017 was driven by performance revenues recognized from the following funds:

•CP VI of $397.2 million,
•CP V of $251.6 million,
•CAP IV of $226.3 million,
•CGFSP II of $29.7 million,
•CETP II of $24.6 million, and
•CEP III of $21.2 million.

Performance revenues of $215.8 million and $415.0 million are inclusive of performance revenues reversed of approximately $69.4 million and $11.2 million for the three months ended June 30, 2018 and 2017, respectively. Performance revenues of $468.4 million and $981.6 million are inclusive of performance revenues reversed of approximately $79.8 million and $40.7 million for the six months ended June 30, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Buyout funds	3%	9%	7%	19%
Growth Capital funds	3%	4%	5%	11%
Total	3%	8%	7%	18%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net Performance Revenues	$116.8	$224.0	$252.6	$536.7

Percentage of Total Performance Revenues	54%	54%	54%	55%

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

Principal investment income. Principal investment income (realized and unrealized) for the three months ended June 30, 2018 was $7.4 million as compared to principal investment income of $22.2 million for the three months ended June 30, 2017. The decrease related primarily to lower unrealized gains on certain U.S. buyout funds as well as unrealized losses on certain Asia buyout funds for the three months ended June 30, 2018 as compared to unrealized gains on these same funds for the three months ended June 30, 2017.

Principal investment income (realized and unrealized) for the six months ended June 30, 2018 was $22.3 million as compared to principal investment income of $27.9 million for the six months ended June 30, 2017. The decrease related primarily to unrealized losses on certain Asia buyout funds for the three months ended June 30, 2018 as compared to unrealized gains on these same funds for the three months ended June 30, 2017. These unrealized losses were partially offset by higher realized gains on our U.S., Europe and Asia buyout funds.

Equity-based compensation. Equity-based compensation was $23.0 million for the three months ended June 30, 2018, an increase of $5.2 million from $17.8 million for the three months ended June 30, 2017. Equity-based compensation was $41.7 million for the six months ended June 30, 2018, an increase of $8.9 million from $32.8 million for the six months ended June 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2018	2017
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$33,148	$26,004
Fee-earning AUM based on invested capital	20,651	8,466
Fee-earning AUM based on lower of cost or fair value	2,511	1,746
Total Fee-earning AUM	$56,310	$36,216
Weighted Average Management Fee Rates (2)
All Funds	1.22%	1.31%
Funds in Investment Period	1.46%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,293	$36,878	$35,584	$36,327
Inflows, including Fee-paying Commitments (1)	23,619	41	23,836	527
Outflows, including Distributions (2)	(2,143)	(1,046)	(2,913)	(1,132)
Market Appreciation/(Depreciation) (3)	(8)	4	22	(9)
Foreign Exchange and other (4)	(451)	339	(219)	503
Balance, End of Period	$56,310	$36,216	$56,310	$36,216

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $56.3 billion at June 30, 2018, an increase of $21.0 billion, or approximately 60%, compared to $35.3 billion at March 31, 2018. The increase was driven by inflows of $23.6 billion from the activation of management fees in CP VII and CAP V. This was partially offset by outflows of $2.1 billion primarily due to the step-down of fees in CP VI. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.

Fee-earning AUM was $56.3 billion at June 30, 2018, an increase of $20.7 billion, or approximately 58%, compared to $35.6 billion at December 31, 2017. The increase was driven by inflows of $23.8 billion primarily from new fee-earning commitments in CP VII and CAP V. Partially offsetting the increase were outflows of $2.9 billion primarily due to the step-down of fees in CP VI.
Fee-earning AUM was $56.3 billion at June 30, 2018, an increase of $20.1 billion, or approximately 56%, compared to $36.2 billion at June 30, 2017. The increase was driven by inflows of $25.4 billion primarily related to new fee-earning commitments in CP VII and CAP V, as well as new investments made by CGP. This was partially offset by outflows of $5.5 billion primarily due to the step-down of fees in CP VI and dispositions in CP V.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$74,978	$72,558
New Commitments (1)	8,733	12,666
Outflows (2)	(2,317)	(5,541)
Market Appreciation/(Depreciation) (3)	1,014	2,443
Foreign Exchange Gain/(Loss) (4)	(738)	(403)
Other (5)	(502)	(555)
Balance, End of Period	$81,168	$81,168

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

Total AUM was $81.2 billion at June 30, 2018, an increase of $6.2 billion, or approximately 8%, compared to $75.0 billion as of March 31, 2018. The increase was driven by $8.7 billion of new commitments raised primarily in CEP V, CP VII, and CAP V. Also driving the increase was market appreciation of $1.0 billion due to overall segment appreciation of 3% for the period. The carry funds driving appreciation for the period included $0.7 billion attributable to CP VI, $0.2 billion attributable to CEP IV, and $0.2 billion attributable to CP V. The increase was partially offset by outflows of $2.3 billion primarily in CP VI.

Total AUM was $81.2 billion at June 30, 2018, an increase of $8.6 billion, or approximately 12%, compared to $72.6 billion as of December 31, 2017. The increase was driven by $12.7 billion of new commitments raised primarily in CEP V, CP VII, and CAP V. Also driving the increase was $2.4 billion of market appreciation due to overall segment appreciation of 7% for the period. The carry funds driving appreciation for the period included $0.9 billion attributable to CP VI, $0.5 billion attributable to CEP IV, and $0.3 billion attributable to CP V. The increase was partially offset by outflows of $5.5 billion primarily in our US, Asia, and Europe buyout funds, as well as in our financial services funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2018					As of June 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,024.3	2.4x	16%	13%	$7,612.6	$18,024.3	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,708.7	2.1x	18%	14%	$9,350.8	$25,045.6	2.7x	26%
CP VI	5/2012	$13,000.0	$12,671.5	$18,123.7	1.4x	19%	13%	$1,689.2	$4,334.4	2.6x	40%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€4,124.7	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	12/2006	€5,294.9	€5,116.4	€11,714.1	2.3x	19%	14%	€4,389.9	€11,207.7	2.6x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$3,080.9	1.9x	11%	8%	$1,628.2	$3,080.9	1.9x	11%
CAP III	5/2008	$2,551.6	$2,543.2	$4,658.9	1.8x	17%	11%	$2,071.8	$4,260.2	2.1x	19%
CAP IV	11/2012	$3,880.4	$3,958.1	$5,791.2	1.5x	23%	15%	$185.1	$372.2	2.0x	42%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥212,302.1	1.5x	7%	4%	¥126,166.7	¥191,642.2	1.5x	7%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,465.0	2.3x	20%	14%	$1,080.7	$2,465.0	2.3x	20%
CGFSP II	4/2013	$1,000.0	$942.7	$1,422.6	1.5x	23%	15%	$283.1	$580.5	2.1x	33%
CEOF I	5/2011	$1,119.1	$1,168.2	$1,629.7	1.4x	12%	8%	$346.9	$824.6	2.4x	38%
CETP II	2/2007	€521.6	€437.4	€1,262.9	2.9x	28%	19%	€359.7	€1,180.2	3.3x	30%
CAGP IV	6/2008	$1,041.4	$954.1	$1,352.4	1.4x	9%	5%	$502.1	$932.8	1.9x	16%
All Other Funds (9)	Various		$4,865.4	$7,589.9	1.6x	16%	7%	$3,790.6	$6,125.0	1.6x	17%
Coinvestments and Other (10)	Various		$11,451.6	$25,276.3	2.2x	36%	33%	$6,958.3	$20,703.6	3.0x	36%
Total Fully Invested Funds			$79,819.4	$159,487.3	2.0x	26%	18%	$51,978.7	$128,217.4	2.5x	27%
Funds in the Investment Period (6)
CP VII	11/2017	$18,368.1	$31.9	$31.9	1.0x	NM	NM
CEP IV	8/2013	€3,669.5	€3,081.5	€4,194.4	1.4x	23%	12%
CAP V	10/2017	$6,554.2	$—	$—	n/a	n/a	n/a
CGP	12/2014	$3,588.0	$2,551.5	$2,879.6	1.1x	9%	6%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥129,573.8	2.2x	29%	19%
CEOF II	3/2015	$2,400.0	$1,167.6	$1,426.4	1.2x	NM	NM
All Other Funds (11)	Various		$1,339.6	$1,865.4	1.4x	NM	NM
Total Funds in the Investment Period			$9,231.4	$12,270.7	1.3x	19%	9%	$664.2	$1,772.8	2.7x	46%
TOTAL CORPORATE PRIVATE EQUITY (13)			$89,050.8	$171,757.9	1.9x	26%	18%	$52,643.0	$129,990.2	2.5x	28%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, CPF I, Mexico, CBPF, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CCI (December 2012), CETP III (May 2014), CAGP V (May 2016), CGFSP III (June 2017), and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2018
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$13,390.6	1.3x	1.4x	97%	X		100%	Jun-13	21	May-18
CAP IV	$5,022.9	1.4x	1.5x	102%	X		100%	Jul-13	20	Nov-18
CEP IV	€3,424.7	1.3x	1.4x	84%	X		100%	Sep-14	16	Aug-19
CGP	$2,841.3	1.1x	1.1x	71%	X		100%	Jan-15	14	Dec-20
CP V	$2,734.5	0.7x	2.1x	96%	X	X	100%	Jun-07	45	May-13
CEOF II	$1,293.3	1.2x	1.2x	49%			80%	Nov-15	11	Mar-21
CEP III	€740.2	1.1x	2.3x	97%	X	X	100%	Jul-07	44	Dec-12
CJP III	¥91,530.6	1.9x	2.2x	50%	X		100%	Sep-13	20	Feb-20
CEOF I	$791.8	1.0x	1.4x	104%	X		80%	Sep-11	28	May-17
CGFSP II	$786.4	1.3x	1.5x	94%	X	X	100%	Jun-13	21	Dec-17
CAP III	$757.4	1.5x	1.8x	100%	X	X	100%	Jun-08	41	May-14
CP IV	$276.1	2.9x	2.4x	97%	X		80%	Apr-05	53	Dec-10
CJP II	¥17,235.0	1.1x	1.5x	86%			80%	Oct-06	47	Jul-12
All Other Funds (8)	$3,368.8	1.1x	2.1x		NM	NM
Coinvestment and Other (9)	$4,608.1	1.1x	2.2x		NM	NM
Total Corporate Private Equity (10)	$41,716.2	1.2x	1.9x

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

(4)	Represents cumulative invested capital as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CP VII,. CEP I, CEP II, CAP I, CAP II, CBPF, CBPF II, CJP I, CEVP, CETP I, CETP II, CETP III, CCI, CAVP I, CAVP II, CAGP III, CAGP IV, CAGP V, Mexico, MENA, CSABF, CSSAF, CPF, CGFSP I, CGFSP III, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$78.7	$58.2	$153.1	$114.2
Portfolio advisory fees, net	0.4	0.1	0.7	0.2
Transaction fees, net	0.1	—	2.8	—
Total fund level fee revenues	79.2	58.3	156.6	114.4
Performance revenues
Realized	33.6	39.7	41.4	53.2
Unrealized	143.0	60.6	145.4	139.3
Total performance revenues	176.6	100.3	186.8	192.5
Principal investment income (loss)
Realized	3.1	0.3	11.3	(7.8)
Unrealized	11.9	6.8	12.8	12.0
Total principal investment income (loss)	15.0	7.1	24.1	4.2
Interest income	1.2	0.4	2.1	1.0
Other income	0.7	0.3	1.9	0.7
Total revenues	272.7	166.4	371.5	312.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	29.3	37.3	64.0	67.9
Equity-based compensation	15.9	9.3	26.0	18.1
Performance revenues related compensation
Realized	15.0	17.4	19.0	24.2
Unrealized	46.8	19.2	41.9	38.5
Total compensation and benefits	107.0	83.2	150.9	148.7
General, administrative, and other indirect expenses	15.9	26.5	34.0	42.1
Depreciation and amortization expense	1.6	1.6	3.2	3.4
Interest expense	4.1	4.4	8.0	8.5
Total expenses	128.6	115.7	196.1	202.7
Economic Income	$144.1	$50.7	$175.4	$110.1
(-) Net Performance Revenues	114.8	63.7	125.9	129.8
(-) Principal Investment Income (Loss)	15.0	7.1	24.1	4.2
(+) Equity-based Compensation	15.9	9.3	26.0	18.1
(+) Net Interest	2.9	4.0	5.9	7.5
(=) Fee Related Earnings	$33.1	$(6.8)	$57.3	$1.7
(+) Realized Net Performance Revenues	18.6	22.3	22.4	29.0
(+) Realized Principal Investment Income (Loss)	3.1	0.3	11.3	(7.8)
(+) Net Interest	(2.9)	(4.0)	(5.9)	(7.5)
(=) Distributable Earnings	$51.9	$11.8	$85.1	$15.4

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Distributable Earnings

Distributable earnings increased $40.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $69.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2017	$11.8	$15.4
Increases (decreases):
Increase in fee related earnings	39.9	55.6
Decrease in realized net performance revenues	(3.7)	(6.6)
Increase in realized principal investment income	2.8	19.1
Decrease in net interest	1.1	1.6
Total increase	40.1	69.7
Distributable earnings, June 30, 2018	$51.9	$85.1

Realized Net Performance Revenues. Realized net performance revenues decreased $3.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $6.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in realized net performance revenue for both the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower realizations on our U.S. real estate funds. Realized net performance revenues were primarily generated by the following funds for the three months and six months ended June 30, 2018 and 2017:

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
CRP VII	CRP VI	CRP VII	CRP VI
CAREP - External Coinvestment	CPOCP	CAREP - External Coinvestment	CPOCP

Realized Principal Investment Income (Loss). Realized principal investment income for the three months ended June 30, 2018 was $3.1 million as compared to realized principal investment income of $0.3 million for the three months ended June 30, 2017. We recognized higher realized principal investment income related to our investments in U.S. real estate funds for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Realized principal investment income for the six months ended June 30, 2018 was $11.3 million as compared to realized principal investment loss of $7.8 million for the six months ended June 30, 2017. The increase primarily related to the absence in 2018 of $9.3 million of realized principal investment losses recognized in the six months ended June 30, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information. Additionally, we recognized higher realized principal investment income related to our investments in U.S. and Europe real estate funds for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Fee Related Earnings

Fee related earnings increased $39.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $55.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2017	$(6.8)	$1.7
Increases (decreases):
Increase in fee revenues	20.9	42.2
Decrease in cash-based compensation and benefits	8.0	3.9
Decrease in general, administrative and other indirect expenses	10.6	8.1
All other changes	0.4	1.4
Total increase	39.9	55.6
Fee related earnings, June 30, 2018	$33.1	$57.3

Fee Revenues. Fee revenues increased $20.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $42.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 v. 2017
	(Dollars in Millions)
Higher fund management fees	$20.5	$38.9
Higher transaction fees	0.1	2.8
Higher portfolio advisory fees	0.3	0.5
Total increase in fee revenues	$20.9	$42.2

The increase in fund management fees for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily reflected increased management fees from both our eighth U.S. real estate fund (“CRP VIII”), our first global infrastructure fund (“CGI”) and the twelfth NGP fund (“NGP XII”), all of which had their first closings in 2017. Management fees also increased as a result of $8.4 million in catch-up management fees from subsequent closes in 2018 for CGI, CRP VIII and NGP XII during the three months ended June 30, 2018 as compared to approximately $0.3 million in catch-up management fees earned during the three months ended June 30, 2017.

The increase in fund management fees for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily reflects increased management fees from CRP VIII, CGI and NGP XII, all of which had their first closings in 2017. Management fees also increased as a result of $10.3 million in catch-up management fees from subsequent closes in 2018 for CGI, CRP VIII and NGP XII during the six months ended June 30, 2018 as compared to approximately $0.1 million in catch-up management fees earned during the six months ended June 30, 2017.

The weighted average management fee rate for funds in the investment period decreased to 1.32% at June 30, 2018 from 1.43% at June 30, 2017 due to new funds raised over the past year, primarily CRP VIII, NGP XII, and CGIOF, having lower management fee rates relative to other funds in the original investment period. The total weighted average management fee rate was 1.23% at June 30, 2018, a slight decline from 1.24% at June 30, 2017.

The increase in transaction fees for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily from a significant investment in our first international energy fund (“CIEP”) in the six months ended June 30, 2018.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $8.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to a decrease in compensation costs related to fundraising activities of approximately $11.8 million, partially offset by an increase in headcount and higher projected year-end bonuses.

Cash-based compensation and benefits expense decreased $3.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a decrease in compensation costs related to fundraising activities of approximately $10.9 million, partially offset by an increase in headcount and higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $10.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to decreased external costs associated with fundraising activities of approximately $3.1 million recorded in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, a decrease in professional fees, and positive foreign currency adjustments in the three months ended June 30, 2018 as compared to negative foreign currency adjustments in the three months ended June 30, 2017. These decreases were partially offset by higher information technology expenses.
General, administrative and other indirect expenses decreased $8.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to decreased professional fees and lower negative foreign currency adjustments in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. These decreases were partially offset by increased external costs associated with fundraising activities of approximately $1.7 million recorded in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and higher information technology expenses.
Economic Income
Economic income increased $93.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $65.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in economic income for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic income, June 30, 2017	$50.7	$110.1
Increases (decreases):
Increase (decrease) in net performance revenues	51.1	(3.9)
Increase in principal investment income	7.9	19.9
Increase in equity-based compensation	(6.6)	(7.9)
Increase in fee related earnings	39.9	55.6
Decrease in net interest	1.1	1.6
Total increase	93.4	65.3
Economic income, June 30, 2018	$144.1	$175.4
Performance Revenues. Performance revenues (realized and unrealized) increased $76.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to higher appreciation from the NGP funds. Performance revenues (realized and unrealized) decreased $5.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to lower realized gains from our U.S. real estate funds, partially offset by higher appreciation from the NGP funds.

Performance revenues are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Real Estate funds	$88.6	$77.0	$76.0	$131.3
Natural Resources funds	88.2	23.5	110.9	60.9
Legacy Energy funds	(0.2)	(0.2)	(0.1)	0.3
Total performance revenues	$176.6	$100.3	$186.8	$192.5

The $176.6 million of performance revenues for the three months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CIEP of $48.4 million,
•CRP VII of $41.6 million,
•NGP XI of $37.3 million,
•CRP V of $31.6 million, and
•CRP III of $8.6 million.

The $100.3 million of performance revenues for the three months ended June 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $40.4 million,
•NGP XI of $19.5 million,
•CRP V of $18.7 million, and
•CRP III of $10.5 million.

The $186.8 million of performance revenues for the six months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $79.1 million,
•CIEP of $57.9 million,
•NGP XI of $49.2 million, and
•CRP V of $(12.1) million.

The $192.5 million of performance revenues for the six months ended June 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $61.3 million,
•NGP XI of $55.1 million,
•CRP V of $43.6 million, and
•CRP III of $18.3 million.
Performance revenues of $176.6 million and $100.3 million are inclusive of performance revenues reversed of approximately $1.5 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively. Performance revenues of $186.8 million and $192.5 million are inclusive of performance revenues reversed of approximately $13.9 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real Estate funds	5%	6%	6%	11%
Natural Resources funds	9%	6%	13%	15%
Legacy Energy funds	4%	4%	6%	7%
Total	7%	6%	9%	11%
Net performance revenues for the three months ended June 30, 2018 were $114.8 million, representing an increase of $51.1 million from $63.7 million in net performance revenues for the three months ended June 30, 2017. The increase was primarily due to increased performance revenues from the NGP funds, for which there is no performance revenues related compensation expense, partially offset by decreased performance revenues from the U.S. real estate funds. Net performance revenues for the six months ended June 30, 2018 were $125.9 million, representing a decline of $3.9 million from $129.8 million in net performance revenues for the six months ended June 30, 2017. The decline was primarily due to decreased performance revenues from the U.S. real estate funds, partially offset by higher performance revenues from the NGP funds, for which there is no performance revenues related compensation expense.
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
Principal Investment Income (Loss). Principal investment income (realized and unrealized) for the three months ended June 30, 2018 was $15.0 million as compared to principal investment income of $7.1 million for the three months ended June 30, 2017. The increase was primarily related to higher unrealized principal investment income related to our investments in the NGP funds and our U.S. real estate funds for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Principal investment income (realized and unrealized) for the six months ended June 30, 2018 was $24.1 million as compared to principal investment income of $4.2 million for the six months ended June 30, 2017. The increase was primarily related to higher realized principal investment income related to our investments in the NGP funds and our U.S. and Europe real estate funds for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Additionally, principal investment income increased due to the absence in 2018 of $9.3 million of realized principal investment losses recognized in the six months ended June 30, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information.
Equity-based Compensation. Equity-based compensation was $15.9 million for the three months ended June 30, 2018, an increase of $6.6 million from $9.3 million for the three months ended June 30, 2017. Equity-based compensation was $26.0 million for the six months ended June 30, 2018, an increase of $7.9 million from $18.1 million for the six months ended June 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2018	2017
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,780	$13,063
Fee-earning AUM based on invested capital (2)	17,276	12,345
Fee-earning AUM based on net asset value	1,109	509
Fee-earning AUM based on lower of cost or fair value and other (3)	376	319
Total Fee-earning AUM (4)	$31,541	$26,236
Weighted Average Management Fee Rates (5)
All Funds	1.23%	1.24%
Funds in Investment Period	1.32%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of June 30, 2018, the Legacy Energy Funds had, in the aggregate, approximately $4.9 billion in AUM and $3.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of June 30, 2018, the NGP management fee funds and carry funds had, in the aggregate, approximately $14.0 billion in AUM and $11.4 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$32,134	$27,157	$31,599	$27,487
Inflows, including Fee-paying Commitments (1)	637	286	1,645	471
Outflows, including Distributions (2)	(1,171)	(1,272)	(1,605)	(1,838)
Market Appreciation/(Depreciation) (3)	19	7	47	25
Foreign Exchange and other (4)	(78)	58	(145)	91
Balance, End of Period	$31,541	$26,236	$31,541	$26,236

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.5 billion at June 30, 2018, a decrease of $0.6 billion, or approximately 2%, compared to $32.1 billion at March 31, 2018. The decrease was driven by outflows of $1.2 billion, primarily related to distribution and step-down activity in our US real estate and Legacy Energy funds. Partially offsetting the decrease were inflows of $0.6 billion primarily related to new fee-paying commitments in NGP XII and CGIOF, and new limited partner capital invested in CPI. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $31.5 billion at June 30, 2018, a decrease of $0.1 billion compared to $31.6 billion at December 31, 2017. The slight decrease was driven by outflows of $1.6 billion primarily related to distribution and step-down activity in the US real estate funds, Europe real estate funds, and Legacy Energy funds. This was largely offset by inflows of $1.6 billion primarily due to new fee-paying commitments in CGIOF, NGP XII, and CRP VIII, and new limited partner capital invested in CPI.
Fee-earning AUM was $31.5 billion at June 30, 2018, an increase of $5.3 billion, or approximately 20%, compared to $26.2 billion at June 30, 2017. This increase was driven by inflows of $10.0 billion, primarily related to new fee-paying commitments in CRP VIII, NGP XII, and CGIOF, and new limited partner invested capital in CPI. The increase was partially offset by outflows of $4.7 billion primarily related to distribution activity in the US real estate funds, Legacy Energy funds, and the NGP management fee and carry funds, as well as other funds outside the original investment period.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$44,028	$42,888
New Commitments (1)	721	1,973
Outflows (2)	(1,078)	(2,122)
Market Appreciation/(Depreciation) (3)	1,873	2,340
Foreign Exchange Gain/(Loss) (4)	(84)	(85)
Other (5)	(42)	424
Balance, End of Period	$45,418	$45,418

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

Total AUM was $45.4 billion at June 30, 2018, an increase of $1.4 billion, or approximately 3%, compared to $44.0 billion at March 31, 2018. The increase was driven by market appreciation of $1.9 billion. Carry fund market appreciation of 7% was driven by $0.4 billion attributable to NGP XI, $0.3 billion attributable to CIEP, and $0.2 billion attributable to CRP VII . Also driving the increase were new commitments of $0.7 billion from new funds raised primarily in CPI, NGP XII, and CGIOF. This was partially offset by outflows of $1.1 billion primarily related to distributions in the Legacy Energy funds, NGP management fee funds, and US real estate funds.
Total AUM was $45.4 billion at June 30, 2018, an increase of $2.5 billion, or approximately 6%, compared to $42.9 billion at December 31, 2017. The increase was driven by market appreciation of $2.3 billion. Carry fund market appreciation of 9% was driven by $0.6 billion attributable to NGP XI, $0.4 billion attributable to CRP VII, and $0.3 billion attributable to CIEP . Also driving the increase were new commitments of $2.0 billion from new funds raised primarily in CPI, CGIOF, NGP XII, and CRP VIII. This was partially offset by outflows of $2.1 billion primarily related to distributions in the Legacy Energy funds, US real estate funds, and NGP management fee funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2018, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2018					As of June 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,845.9	3.5x	44%	30%	$522.5	$1,845.9	3.5x	44%
CRP IV	12/2004	$950.0	$1,270.0	$2,000.8	1.6x	7%	4%	$1,181.8	$1,949.1	1.6x	9%
CRP V	11/2006	$3,000.0	$3,405.0	$5,646.9	1.7x	12%	9%	$2,942.0	$4,964.8	1.7x	13%
CRP VI	9/2010	$2,340.0	$2,227.1	$4,045.7	1.8x	28%	20%	$1,605.7	$3,236.8	2.0x	33%
CRP VII	3/2014	$4,161.6	$3,472.8	$4,951.9	1.4x	22%	14%	$560.3	$1,093.8	2.0x	33%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	0.14	7%	€517.0	€698.6	1.4x	0.14
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,051.8	€2,460.7	1.2x	4%	1%	€1,911.5	€2,365.2	1.2x	5%
CIP	9/2006	$1,143.7	$1,069.8	$1,433.9	1.3x	6%	3%	$1,013.4	$1,386.1	1.4x	6%
NGP X	1/2012	$3,586.0	$3,278.6	$4,319.0	1.3x	10%	6%	$1,382.9	$2,487.5	1.8x	25%
NGP XI	6/2014	$5,325.0	$4,378.7	$6,619.1	1.5x	34%	25%	$228.8	$471.3	2.1x	169%
Energy II	7/2002	$1,100.0	$1,334.8	$3,130.0	2.3x	81%	55%	$1,334.8	$3,130.0	2.3x	81%
Energy III	10/2005	$3,800.0	$3,569.7	$5,543.1	1.6x	10%	6%	$3,096.4	$5,044.7	1.6x	12%
Energy IV	12/2007	$5,979.1	$6,308.5	$8,430.9	1.3x	9%	5%	$4,877.0	$6,809.4	1.4x	6%
Renew II	3/2008	$3,417.5	$2,833.5	$4,270.4	1.5x	9%	5%	$1,479.3	$2,324.3	1.6x	12%
All Other Funds(9)	Various		$2,941.1	$3,307.7	1.1x	4%	Neg	$2,662.1	$3,021.9	1.1x	5%
Coinvestments and Other(10)	Various		$6,323.8	$10,531.2	1.7x	17%	13%	$4,370.9	$7,550.5	1.7x	20%
Total Fully Invested Funds			$46,909.1	$69,915.5	1.5x	13%	8%	$31,059.1	$49,048.3	1.6x	14%
Funds in the Investment Period(6)
CRP VIII	5/2017	$5,281.7	$495.1	$490.9	1.0x	NM	NM
CIEP I	9/2013	$2,500.0	$1,384.7	$2,246.9	1.6x	33%	17%
NGP XII	7/2017	$3,100.9	$592.6	$655.4	1.1x	NM	NM
CPP II	6/2014	$1,526.9	$646.6	$781.6	1.2x	NM	NM
CPI	5/2016	$1,622.9	$1,138.8	$1,303.1	1.1x	NM	NM
All Other Funds(11)	Various		$426.6	$371.9	0.9x	NM	NM
Total Funds in the Investment Period			$4,684.3	$5,849.8	1.2x	20%	8%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$51,593.4	$75,765.3	1.5x	13%	8%	$31,059.1	$49,048.3	1.6x	14%

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

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2018
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$5,917.3	1.5x	1.5x	82%	X		80%	Feb-15	14	Oct-19
CRP VII	$3,739.3	1.3x	1.4x	83%	X	X	80%	Jun-14	17	Mar-19
Energy IV	$2,606.0	0.9x	1.3x	105%	(X)		80%	Feb-08	42	Dec-13
CIEP I	$2,163.2	1.6x	1.6x	55%	X		80%	Oct-13	19	Sep-19
NGP X	$1,873.3	1.1x	1.3x	91%			80%	Jan-12	26	May-17
Renew II	$1,670.9	0.8x	1.5x	83%	(X)		80%	Mar-08	42	May-14
CRP V	$1,257.6	2.1x	1.7x	114%	X		50%	Nov-06	47	Nov-11
CPI	$1,220.9	1.1x	1.1x	n/a	X		50%	May-16	9	Apr-21
CRP VI	$739.0	1.3x	1.8x	95%	X	X	50%	Mar-11	30	Mar-16
CPP II	$661.1	1.2x	1.2x	42%			80%	Sep-14	16	Apr-21
NGP XII	$655.4	1.1x	1.1x	19%			80%	Nov-17	3	Oct-19
CRP IV	$584.8	3.8x	1.6x	134%			50%	Jan-05	54	Dec-09
CRP VIII	$490.9	1.0x	1.0x	9%			80%	Aug-17	4	May-22
CRP III	$452.0	136.5x	3.5x	93%	X	X	50%	Mar-01	70	May-05
Energy III	$278.0	0.4x	1.5x	94%	(X)		80%	Nov-05	51	Oct-11
CEREP III	€133.5	1.0x	1.2x	92%			67%	Jun-07	45	May-11
All Other Funds (8)	$681.8	0.8x	1.3x		NM	NM
Coinvestment and Other (9)	$2,760.7	1.2x	1.7x		NM	NM
Total Real Assets (10)	$27,908.1	1.2x	1.5x

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

(4)	Represents cumulative invested capital as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$59.8	$45.1	$118.5	$93.2
Portfolio advisory fees, net	—	0.3	0.1	0.4
Transaction fees, net	0.1	—	0.1	—
Total fund level fee revenues	59.9	45.4	118.7	93.6
Performance revenues
Realized	4.7	17.2	5.8	22.8
Unrealized	8.8	(1.6)	11.4	12.9
Total performance revenues	13.5	15.6	17.2	35.7
Principal investment income
Realized	2.4	1.5	4.9	3.9
Unrealized	(1.7)	0.1	0.3	4.3
Total principal investment income	0.7	1.6	5.2	8.2
Interest income	3.9	1.0	7.2	2.6
Other income	1.0	1.1	2.6	4.5
Total revenues	79.0	64.7	150.9	144.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	30.5	22.8	64.5	46.5
Equity-based compensation	7.1	7.5	13.0	11.8
Performance revenues related compensation
Realized	2.1	8.2	2.7	10.9
Unrealized	3.9	(0.7)	5.1	6.1
Total compensation and benefits	43.6	37.8	85.3	75.3
General, administrative, and other indirect expenses	17.3	21.8	33.1	45.0
Depreciation and amortization expense	1.6	1.3	3.0	2.5
Interest expense	5.8	3.2	11.1	5.8
Total expenses	68.3	64.1	132.5	128.6
Economic Income	$10.7	$0.6	$18.4	$16.0
(-) Net Performance Revenues	7.5	8.1	9.4	18.7
(-) Principal Investment Income	0.7	1.6	5.2	8.2
(+) Equity-based Compensation	7.1	7.5	13.0	11.8
(+) Net Interest	1.9	2.2	3.9	3.2
(=) Fee Related Earnings	$11.5	$0.6	$20.7	$4.1
(+) Realized Net Performance Revenues	2.6	9.0	3.1	11.9
(+) Realized Principal Investment Income	2.4	1.5	4.9	3.9
(+) Net Interest	(1.9)	(2.2)	(3.9)	(3.2)
(=) Distributable Earnings	$14.6	$8.9	$24.8	$16.7

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Distributable Earnings

Distributable earnings increased $5.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $8.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2017	$8.9	$16.7
Increases (decreases):
Increase in fee related earnings	10.9	16.6
Decrease in realized net performance revenues	(6.4)	(8.8)
Increase in realized principal investment income	0.9	1.0
Decrease (increase) in net interest	0.3	(0.7)
Total increase	5.7	8.1
Distributable earnings, June 30, 2018	$14.6	$24.8

Realized Net Performance Revenues. Realized net performance revenues decreased $6.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $8.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in realized net performance revenues for both the three months and six months ended June 30, 2018 as compared to the three months and six months ended June 30, 2017 was primarily due to lower realizations on our structured credit funds.

Fee Related Earnings

Fee related earnings increased $10.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $16.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2017	$0.6	$4.1
Increases (decreases):
Increase in fee revenues	14.5	25.1
Increase in cash-based compensation and benefits	(7.7)	(18.0)
Decrease in general, administrative and other indirect expenses	4.5	11.9
All other changes	(0.4)	(2.4)
Total increase	10.9	16.6
Fee related earnings, June 30, 2018	$11.5	$20.7

Fee Revenues. Fee revenues increased $14.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Contributing to the increase in fund management fees were the structured credit funds that originated in 2017 and 2018 as well as increased management fees from our business development companies as result of increased assets under management.

Fee revenues increased $25.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Contributing to the increase in fund management fees were the structured credit funds that originated in 2017 and 2018 as well as increased management fees from our business development companies as result of increased assets under management. The increase was partially offset by the absence in the six months ended June 30, 2018 of $2.8 million of catch-up fund management fees related to CSP IV that were recognized in the six months ended June 30, 2017.

The weighted average management fee rate on our carry funds decreased from 1.37% at June 30, 2017 to 1.35% at June 30, 2018. The rate decreased slightly due to new funds being raised with slightly lower effective rates as well as step-downs of the fee rates in certain funds.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $7.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $18.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased headcount and an increase in projected year-end bonuses.
We expect that as we add new talent to our growing global credit business, our cash compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $4.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $11.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a decrease in costs associated with litigation and contingencies.
Economic Income
Economic income increased $10.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $2.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in economic income for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic income, June 30, 2017	$0.6	$16.0
Increases (decreases):
Decrease in net performance revenues	(0.6)	(9.3)
Decrease in principal investment income	(0.9)	(3.0)
Decrease (increase) in equity-based compensation	0.4	(1.2)
Increase in fee related earnings	10.9	16.6
Decrease (increase) in net interest	0.3	(0.7)
Total increase	10.1	2.4
Economic income, June 30, 2018	$10.7	$18.4

Performance Revenues. Performance revenues (realized and unrealized) for the three months and six months ended June 30, 2018 and 2017 are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Carry funds	$10.9	$2.3	$11.5	$15.8
Structured credit funds and business development companies	2.6	13.3	5.7	19.9
Total performance revenues	$13.5	$15.6	$17.2	$35.7

The $13.5 million of performance revenues for the three months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CSP IV of $6.8 million,
•CSP III of $2.3 million, and
•CLOs and other credit-oriented carry funds of $2.6 million.

The $15.6 million of performance revenues for the three months ended June 30, 2017 was driven by performance revenues recognized from the following funds:

•Business development companies, CLOs and other credit-oriented carry funds of $13.3 million, and
•CSP III of $4.2 million.

The $17.2 million of performance revenues for the six months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CLOs and other credit-oriented carry funds of $5.7 million,
•CSP III of $4.9 million, and
•CSP IV of $4.9 million.

The $35.7 million of performance revenues for the six months ended June 30, 2017 was driven by performance revenues recognized from the following funds:

•Business development companies, CLOs and other credit-oriented carry funds of $19.9 million,
•CSP III of $12.8 million,
•CSP IV of $5.3 million,
•CSP II of $3.5 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(5.8) million.

Performance revenues of $13.5 million and $15.6 million are inclusive of performance revenues reversed of approximately $1.9 million for the three months ended June 30, 2017. There were no performance revenues reversed during the three months ended June 30, 2018. Performance revenues of $17.2 million and $35.7 million are inclusive of performance revenues reversed of approximately $5.8 million for the six months ended June 30, 2017. There were no performance revenues reversed during the six months ended June 30, 2018.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Carry funds	3%	0%	6%	8%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net Performance Revenues	$7.5	$8.1	$9.4	$18.7

Percentage of Total Performance Revenues	56%	52%	55%	52%

The decrease in net performance revenues for both the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower realizations on our CLOs.

Principal Investment Income. Principal investment income (realized and unrealized) for the three months ended June 30, 2018 was $0.7 million compared to principal investment income of $1.6 million for the three months ended June 30, 2017. Principal investment income (realized and unrealized) for the six months ended June 30, 2018 was $5.2 million compared to principal investment income of $8.2 million for the six months ended June 30, 2017. The decrease for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 related primarily to depreciation on our carry funds for the six months ended June 30, 2018 as compared to appreciation on our carry funds for the six months ended June 30, 2017, partially offset by higher appreciation on our European CLOs for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Equity-based Compensation. Equity-based compensation was $7.1 million for the three months ended June 30, 2018, a decrease of $0.4 million from $7.5 million for the three months ended June 30, 2017. Equity-based compensation was $13.0 million for the six months ended June 30, 2018, an increase of $1.2 million from $11.8 million for the six months ended June 30, 2017.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2018	2017
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$5,026
Fee-earning AUM based on invested capital	1,522	1,212
Fee-earning AUM based on collateral balances, at par	20,046	17,111
Fee-earning AUM based on net asset value	126	18
Fee-earning AUM based on other (2)	2,075	1,847
Total Fee-earning AUM	$28,795	$25,214
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.35%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Global Credit	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,830	$24,442	$27,262	$24,126
Inflows, including Fee-paying Commitments (1)	79	45	280	1,109
Outflows, including Distributions (2)	(207)	(99)	(225)	(146)
Changes in CLO collateral balances (3)	1,339	389	1,600	(349)
Market Appreciation/(Depreciation) (4)	—	1	(1)	1
Foreign Exchange and other (5)	(246)	436	(121)	473
Balance, End of Period	$28,795	$25,214	$28,795	$25,214

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(3)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(4)	Market Appreciation/ (Depreciation) represents changes in the net asset value of certain carry funds.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.8 billion at June 30, 2018, an increase of $1.0 billion, or approximately 4%, compared to $27.8 billion at March 31, 2018. The difference was driven by increases in our CLO collateral balances of $1.3 billion. This was partially offset by $0.2 billion of foreign exchange losses primarily related to the translation of our Euro-denominated CLO's to USD and $0.2 billion of outflows. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $28.8 billion at June 30, 2018, an increase of $1.5 billion, or approximately 6%, compared to $27.3 billion at December 31, 2017. The increase was driven by increases in our CLO collateral balances of $1.6 billion and $0.3 billion of inflows primarily from purchases in CCOF and CSC. This was partially offset by outflows of $0.2 billion primarily in CEMOF I and CCOF.
Fee-earning AUM was $28.8 billion at June 30, 2018, an increase of $3.6 billion, or approximately 14%, compared to $25.2 billion at June 30, 2017. The increase was driven by increases in our CLO collateral balances of $2.8 billion, inflows of $0.6 billion primarily related to new and follow-on purchases in CCOF, CEMOF I, and CSC, and $0.5 billion of foreign exchange gains primarily related to the translation of our Euro-denominated CLO's to USD. This was partially offset by outflows of $0.3 billion primarily related to distributions in funds which charge fees based on invested equity.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2018.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$33,783	$33,324
New Commitments (1)	2,018	2,868
Outflows (2)	(186)	(525)
Market Appreciation/(Depreciation) (3)	128	204
Foreign Exchange Gain/(Loss) (4)	(364)	(193)
Other (5)	152	(147)
Balance, End of Period	$35,531	$35,531

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
Total AUM was $35.5 billion at June 30, 2018, an increase of $1.7 billion, or approximately 5%, compared to $33.8 billion at March 31, 2018. The increase was driven by new commitments of $2.0 billion primarily in our CLO's. This increase was partially offset by $0.4 billion of foreign exchange losses primarily related to the translation of our Euro-denominated CLO's to USD and $0.2 billion of outflows primarily related to changes in our CLO collateral balances.
Total AUM was $35.5 billion at June 30, 2018, an increase of $2.2 billion, or approximately 7%, compared to $33.3 billion at December 31, 2017. The increase was driven by new commitments of $2.9 billion primarily related to new funds raised in our CLO's and second BDC. This increase was partially offset by $0.5 billion of outflows primarily related to changes in our CLO collateral balances and $0.2 billion of foreign exchange losses primarily related to the translation of our Euro-denominated CLO's to USD.

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

The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2018, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of June 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,474.6	1.8x	17%	11%
CSP III	8/2011	$702.8	$702.8	$1,194.5	1.7x	31%	20%
CEMOF I	12/2010	$1,382.5	$1,600.4	$1,426.0	0.9x	Neg	Neg
All Other Funds(8)			$1,446.5	$1,989.1	1.4x	12%	7%
Coinvestments and Other(9)			$1,029.6	$1,023.6	1.0x	NM	NM
Total Fully Invested Funds			$6,131.6	$8,107.8	1.3x	12%	6%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$912.5	$1,074.0	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$954.7	$1,075.9	1.1x	NM	NM
All Other Funds			$439.2	$465.8	1.1x	NM	NM
Total Funds in the Investment Period			$2,306.4	$2,615.8	1.1x	NM	NM
TOTAL Global Credit			$8,438.0	$10,723.6	1.3x	12%	6%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2018
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$995.3	1.0x	1.1x	34%			100%	Dec-15	11	Feb-20
CSP IV	$820.5	1.1x	1.2x	37%	X		100%	Feb-17	6	Dec-20
CEMOF I	$720.2	0.5x	0.9x	116%			100%	Dec-10	31	Dec-15
CSP III	$347.5	1.2x	1.7x	100%	X	X	80%	Dec-11	27	Aug-15
All Other Funds (8)	$539.3	1.0x	1.5x		NM	NM
Coinvestment and Other (9)	$853.7	0.8x	1.0x		NM	NM
Total Global Credit	$4,276.5	0.9x	1.3x

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

(4)	Represents cumulative invested capital as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has a net accrued performance revenue balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund’s asset base.

(6)	Fund has generated realized net performance revenues/(realized giveback) in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$41.6	$36.2	$81.9	$72.0
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	41.6	36.2	81.9	72.0
Performance revenues
Realized	9.2	23.7	23.3	36.3
Unrealized	54.4	4.7	91.2	27.9
Total performance revenues	63.6	28.4	114.5	64.2
Principal investment income
Realized	(0.1)	(0.1)	—	—
Unrealized	2.3	0.4	3.3	1.5
Total principal investment income	2.2	0.3	3.3	1.5
Interest income	0.3	0.2	0.8	0.3
Other income	0.1	0.1	0.3	0.2
Total revenues	107.8	65.2	200.8	138.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	22.0	20.2	45.2	39.1
Equity-based compensation	4.0	2.1	7.0	4.1
Performance revenues related compensation
Realized	8.8	23.4	21.4	35.5
Unrealized	44.3	1.4	71.4	20.4
Total compensation and benefits	79.1	47.1	145.0	99.1
General, administrative, and other indirect expenses	9.2	8.7	17.2	15.5
Depreciation and amortization expense	1.1	0.9	2.2	1.7
Interest expense	1.5	1.5	3.1	3.0
Total expenses	90.9	58.2	167.5	119.3
Economic Income	$16.9	$7.0	$33.3	$18.9
(-) Net Performance Revenues	10.5	3.6	21.7	8.3
(-) Principal Investment Income	2.2	0.3	3.3	1.5
(+) Equity-based Compensation	4.0	2.1	7.0	4.1
(+) Net Interest	1.2	1.3	2.3	2.7
(=) Fee Related Earnings	$9.4	$6.5	$17.6	$15.9
(+) Realized Net Performance Revenues	0.4	0.3	1.9	0.8
(+) Realized Principal Investment Income	(0.1)	(0.1)	—	—
(+) Net Interest	(1.2)	(1.3)	(2.3)	(2.7)
(=) Distributable Earnings	$8.5	$5.4	$17.2	$14.0

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Distributable Earnings

Distributable earnings increased $3.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $3.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Distributable earnings, June 30, 2017	$5.4	$14.0
Increases (decreases):
Increase in fee related earnings	2.9	1.7
Increase in realized net performance revenues	0.1	1.1
Decrease in net interest	0.1	0.4
Total increase	3.1	3.2
Distributable earnings, June 30, 2018	$8.5	$17.2

Fee Related Earnings

Fee related earnings increased $2.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $1.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in fee related earnings for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Fee related earnings, June 30, 2017	$6.5	$15.9
Increases (decreases):
Increase in fee revenues	5.4	9.9
Increase in cash-based compensation and benefits	(1.8)	(6.1)
Increase in general, administrative and other indirect expenses	(0.5)	(1.7)
All other changes	(0.2)	(0.4)
Total increase	2.9	1.7
Fee related earnings, June 30, 2018	$9.4	$17.6

Fee Revenues. Total fee revenues increased $5.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles as well as $1.4 million of catch-up management fees related to certain of our real estate fund vehicles recognized in the three months ended June 30, 2018.

Total fee revenues increased $9.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles as well as $1.5 million of catch-up management fees related to certain of our real estate fund vehicles recognized in the six months ended June 30, 2018. This increase was partially offset by the absence in 2018 of $1.2 million of catch-up management fees recognized in the six months ended June 30, 2017.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $1.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in headcount and an increase in projected year-end bonuses. These increases were partially offset by decreased compensation associated with fundraising activities of approximately $1.8 million.

Cash-based compensation and benefits expense increased $6.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase in headcount and an increase in projected year-end bonuses. These increases were partially offset by decreased compensation associated with fundraising activities of approximately $2.0 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increased professional fees, partially offset by positive foreign currency adjustments during the three months ended June 30, 2018 as compared to negative foreign currency adjustments during the three months ended June 30, 2017.
General, administrative and other indirect expenses increased $1.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased professional fees, partially offset by lower negative foreign currency adjustments during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Economic Income
Economic income increased $9.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $14.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The following table provides the components of the changes in economic income for the three months and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Economic income, June 30, 2017	$7.0	$18.9
Increases (decreases):
Increase in net performance revenues	6.9	13.4
Increase in principal investment income	1.9	1.8
Increase in equity-based compensation	(1.9)	(2.9)
Increase in fee related earnings	2.9	1.7
Decrease in net interest	0.1	0.4
Total increase	9.9	14.4
Economic income, June 30, 2018	$16.9	$33.3
Performance Revenues. Performance revenues (realized and unrealized) for the three months and six months ended June 30, 2018 and 2017 are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Private equity fund vehicles	$63.8	$27.7	$112.0	$62.7
Real estate fund vehicles	(0.2)	0.7	2.5	1.5
Total performance revenues	$63.6	$28.4	$114.5	$64.2
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
As funds that have launched since our acquisition of AlpInvest in 2011 begin to accrue performance revenues, an increasing share of net performance revenues are for our benefit. The increase in performance revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to higher appreciation in our carry funds in 2018. Overall, our carry funds appreciated 8% in the three months ended June 30, 2018 (excluding the impact of foreign currency, appreciation was 5% for the three months ended June 30, 2018) while appreciating 1% in the three months ended June 30, 2017. The increase in performance revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to higher appreciation in our carry funds in 2018. Overall, our carry funds appreciated 12% in the six months ended June 30, 2018 (excluding the impact of foreign currency, appreciation was 10% for the six months ended June 30, 2018) while appreciating 4% in the six months ended June 30, 2017.

The $63.6 million of performance revenues for the three months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•APG Co-investment Fund & Secondaries Fund (2014-2015) of $17.6 million,
•APG Co-investment Fund & Secondaries Fund (2012-2013) of $5.8 million,
•PGGM Co-investment Fund & Secondaries Fund (2014-2015) of $3.9 million,
•Partnership Fund (2006) of $3.4 million, and
•APG Partnership Fund (2014) of $2.9 million.
The $28.4 million of performance revenues for the three months ended June 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•Partnership Fund (2008) of $3.0 million,
•ASF V (Onshore) of $2.2 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $2.1 million,
•APG Partnership Fund (2010) of $1.9 million, and
•APG Partnership Fund (2009) of $1.7 million.

The $114.5 million of performance revenues for the six months ended June 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•APG Co-investment Fund & Secondaries Fund (2014-2015) of $28.8 million,
•ASF V (Onshore) Fund of $6.7 million,
•PGGM Co-investment Fund & Secondaries Fund (2014-2015) of $6.2 million,
•APG Co-investment Fund & Secondaries Fund (2012-2013) of $5.8 million,
•Partnership Fund (2008) of $4.4 million, and
•APG Partnership Fund (2010) of $3.9 million.
The $64.2 million of performance revenues for the six months ended June 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $7.1 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $5.8 million,
•Partnership Fund (2008) of $4.3 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $4.0 million, and
•ASF V (Onshore) Fund of $3.8 million.
There were approximately $2.5 million of performance revenues reversed for the three months and six months ended June 30, 2018. There were no significant performance revenues reversed for the three months and six months ended June 30, 2017.

The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Carry funds	8%	1%	12%	4%
Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles. Additionally, appreciation excluding the impact of foreign currency is 5% and 10% for the three months and six months ended June 30, 2018.
Net performance revenues for the three months ended June 30, 2018 were $10.5 million, representing an increase of $6.9 million from $3.6 million in net performance revenues for the three months ended June 30, 2017. Net performance revenues for the six months ended June 30, 2018 were $21.7 million, representing an increase of $13.4 million from $8.3 million in net performance revenues for the six months ended June 30, 2017. The increase in net performance revenues for both periods was due to the higher appreciation of the carry funds in each period.
Equity-based Compensation. Equity-based compensation was $4.0 million for the three months ended June 30, 2018, an increase of $1.9 million from $2.1 million for the three months ended June 30, 2017. Equity-based compensation was $7.0 million for the six months ended June 30, 2018, an increase of $2.9 million from $4.1 million for the six months ended June 30, 2017.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2018	2017
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$10,869	$9,319
Fee-earning AUM based on invested capital (2)	1,661	1,199
Fee-earning AUM based on net asset value	993	783
Fee-earning AUM based on lower of cost or fair market value	16,308	17,167
Total Fee-earning AUM	$29,831	$28,468

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,514	$26,428	$30,150	$27,054
Inflows, including Fee-paying Commitments (1)	1,604	1,931	2,730	2,932
Outflows, including Distributions (2)	(1,096)	(1,078)	(2,326)	(3,045)
Market Appreciation/(Depreciation) (3)	2	(191)	(90)	(172)
Foreign Exchange and other (4)	(1,193)	1,378	(633)	1,699
Balance, End of Period	$29,831	$28,468	$29,831	$28,468

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from carry fund vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for carry fund vehicles where the commitment fee period or weighted-average investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on our carry fund vehicles based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $29.8 billion at June 30, 2018, a decrease of $0.7 billion, or approximately 2%, compared to $30.5 billion at March 31, 2018. This was driven by foreign exchange losses of $1.2 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD and outflows, including distributions, of $1.1 billion which were primarily attributable to our AlpInvest carry funds. This was partially offset by inflows, including fee-paying commitments, of $1.6 billion due to activation of previously raised mandates and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $29.8 billion at June 30, 2018, a decrease of $0.4 billion, or approximately 1%, compared to $30.2 billion at December 31, 2017. The decrease was driven by outflows, including distributions, of $2.3 billion which were primarily attributable to our AlpInvest carry funds and foreign exchange losses of $0.6 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was largely offset by inflows, including fee-paying commitments, of $2.7 billion due to activation of previously raised mandates and purchases in our AlpInvest vehicles.
Fee-earning AUM was $29.8 billion at June 30, 2018, an increase of $1.3 billion, or approximately 5%, compared to $28.5 billion at June 30, 2017. The increase was driven by inflows, including fee-paying commitments, of $6.0 billion due to activation of previously raised mandates and purchases in our AlpInvest vehicles, and foreign exchange gains of $0.5 billion from translating our euro-denominated AlpInvest Fee-earning AUM to USD. This was partially offset by outflows, including distributions, of $5.1 billion primarily in our AlpInvest carry funds.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$48,707	$46,291
New Commitments (1)	640	2,306
Outflows (2)	(2,378)	(4,104)
Market Appreciation/(Depreciation) (3)	2,744	4,028
Foreign Exchange Gain/(Loss) (4)	(1,934)	(1,069)
Other (5)	(154)	173
Balance, End of Period	$47,625	$47,625

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles and separately managed accounts. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2018) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2018.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses other changes in AUM.

Total AUM was $47.6 billion at June 30, 2018, a decrease of $1.1 billion or approximately 2%, compared to $48.7 billion at March 31, 2018. The decrease was driven by $2.4 billion of outflows primarily related to distributions in our AlpInvest carry funds and $1.9 billion of foreign exchange losses resulting from the translation of our euro-denominated AlpInvest AUM to USD. This was partially offset by $2.7 billion of market appreciation primarily in our AlpInvest carry funds and $0.6 billion of new commitments raised in our AlpInvest and MRE carry funds.
Total AUM was $47.6 billion at June 30, 2018, an increase of $1.3 billion or approximately 3%, compared to $46.3 billion at December 31, 2017. This increase was driven by $4.0 billion of market appreciation and $2.3 billion of new commitments, both primarily in our AlpInvest carry funds. This was partially offset by $4.1 billion of outflows primarily related to distributions in our AlpInvest carry funds, and $1.1 billion of foreign exchange losses resulting from the translation of our euro-denominated AlpInvest AUM to USD.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2018
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,233.0	€6,969.2	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,808.7	€7,673.2	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,749.3	€20,692.3	1.6x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,109.2	€8,504.4	1.7x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€4,312.5	€5,761.7	1.3x	14%	13%
Main Fund VI - Fund Investments	2015	€1,106.4	€525.7	€597.6	1.1x	NM	NM
Main Fund I - Secondary Investments	2002	€519.4	€475.3	€896.5	1.9x	57%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,002.8	€1,833.1	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,341.3	€3,544.6	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,926.9	€3,298.0	1.7x	19%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,892.4	€6,408.0	1.6x	24%	22%
Main Fund II - Co-Investments	2003	€1,090.0	€901.7	€2,515.2	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,760.0	€3,858.0	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,331.3	€3,532.5	2.7x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,020.2	€2,440.2	2.4x	31%	29%
Main Fund VI - Co-Investments	2014	€1,114.6	€919.3	€1,698.4	1.8x	30%	27%
Main Fund II - Mezzanine Investments	2004	€700.0	€753.5	€1,039.9	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,951.7	€2,653.0	1.4x	10%	9%
All Other Funds (9)	Various		€2,213.5	€3,077.1	1.4x	14%	11%
Total Fully Committed Funds			€53,228.1	€86,993.0	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€5,007.6	€986.6	€1,127.3	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,484.7	€426.1	€466.0	1.1x	NM	NM
All Other Funds (9)	Various		€726.4	€953.9	1.3x	22%	19%
Total Funds in the Commitment Period			€2,139.1	€2,547.2	1.2x	19%	14%
TOTAL ALPINVEST			€55,367.3	€89,540.2	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$64,651.2	$104,554.1	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$3,003.4	$3,911.0	1.3x	7%	4%
Funds in the Commitment Period (5)	Various		$127.0	$149.3	1.2x	NM	NM
TOTAL METROPOLITAN REAL ESTATE			$3,130.4	$4,060.3	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of June 30, 2018, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2018. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2017, we issued 16 million of our 5.875% Series A Preferred Units for net proceeds of $387.5 million.
Cash and cash equivalents. Cash and cash equivalents were approximately $876.8 million at June 30, 2018. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $343.5 million at June 30, 2018. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $1.1 billion as of June 30, 2018. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (3.24% at June 30, 2018).
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
Our balance sheet at June 30, 2018 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding.
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2018	Borrowing Outstanding December 31, 2017	Maturity Date (1)	Interest Rate as of June 30, 2018
June 7, 2016	$20.6	$20.6	July 15, 2027	4.15%	(2)
February 28, 2017	72.1	74.3	September 21, 2029	2.33%	(3)
April 19, 2017	22.8	22.8	April 22, 2031	4.29%	(4) (15)
June 28, 2017	23.1	23.1	July 22, 2031	4.28%	(5) (15)
July 20, 2017	24.4	24.4	April 21, 2027	3.89%	(6) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.17%	(7) (15)
August 2, 2017	20.2	20.9	August 3, 2022	1.75%	(8)
August 14, 2017	22.6	22.6	August 15, 2030	4.20%	(9) (15)
November 30, 2017	22.7	22.7	January 16, 2030	4.08%	(10) (15)
December 6, 2017	19.1	19.1	October 16, 2030	3.99%	(11) (15)
December 7, 2017	21.2	21.2	January 19, 2029	3.72%	(12) (15)
January 30, 2018	19.2	—	January 22, 2030	3.98%	(13) (15)
March 1, 2018	15.4	—	January 15, 2031	3.9%	(14) (15)
	$326.2	$294.5

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)
Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three months and six months ended June 30, 2018 and 2017.

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
European CLO Financing. On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions provided a €61.8 million term loan ($72.1 million at June 30, 2018) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third year of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2018).

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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50% (4.83% at June 30, 2018). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. In December 2016, the Partnership repurchased $11.2 million of the promissory note.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.35% at June 30, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $33.5 million of these promissory notes are outstanding at June 30, 2018. These promissory notes are scheduled to mature on July 15, 2019.
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

Our accrued performance allocations by segment as of June 30, 2018, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,342.4	$(5.0)	$2,337.4
Real Assets	749.5	(58.2)	691.3
Global Credit	62.8	—	62.8
Investment Solutions	745.6	—	745.6
Total	$3,900.3	$(63.2)	$3,837.1
Plus: Accrued performance allocations from NGP			195.1
Less: Accrued performance allocation-related compensation			(2,014.1)
Plus: Receivable for giveback obligations from current and former employees			1.1
Less: Deferred taxes on accrued performance allocations			(61.2)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			10.5
Net accrued performance revenues before timing differences			1,968.5
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			0.6
Net accrued performance revenues attributable to Carlyle Holdings			$1,969.1

As of June 30, 2018, the net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Corporate Private Equity:
Buyout	$1,201.3
Growth Capital	67.1
Total Corporate Private Equity	1,268.4
Real Assets:
Real Estate	331.7
Natural Resources	264.4
Legacy Energy	(16.3)
Total Real Assets	579.8
Global Credit	33.7
Investment Solutions	87.2
Net accrued performance revenues attributable to Carlyle Holdings	$1,969.1
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

Preferred Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $17.7 million, or $1.101563 per preferred unit, consisting of (i) $0.367188 per preferred unit in respect of the third quarter of 2018 to holders of record at the close of business on September 1, 2018, payable September 17, 2018, (ii) $0.367188 per preferred unit in respect of the second quarter of 2018, which was paid on June 15, 2018, and (iii) $0.367188 per preferred unit in respect of the first quarter of 2018, which was paid on March 15, 2018. Distributions on the preferred units are discretionary and non-cumulative.
Distributions to preferred unitholders paid during the six months ended June 30, 2018 totaled $11.8 million, representing the amount paid in March 2018 of $0.367188 per preferred unit in respect of the first quarter of 2018, and the amount paid in June 2018 of $0.367188 per preferred unit in respect of the second quarter of 2018.
Common Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $51.2 million, or $0.49 per common unit, consisting of (i) $0.22 per common unit in respect of the second quarter of 2018, which is payable on August 17, 2018 to common unitholders of record on August 13, 2018, and (ii) $0.27 per common unit in respect of the first quarter of 2018, which was paid in May 2018.
With respect to distribution year 2017, through August 2017, we paid a distribution of approximately $49.2 million to common unitholders, consisting of $0.10 per common unit in respect of the first quarter of 2017, which was paid in May 2017, and $0.42 per common unit in respect of the second quarter of 2017, which was paid in August 2017.

Distributions to common unitholders paid during the six months ended June 30, 2018 totaled $61.0 million, representing the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017 and the amount paid in May 2018 of $0.27 per common unit in respect of the first quarter of 2018. Distributions to common unitholders paid during the six months ended June 30, 2017 totaled $22.7 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016 and the amount paid in May 2017 of $0.10 per common unit in respect of the first quarter of 2017.
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

Since our inception through June 30, 2018, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2018, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Corporate Private Equity	$2,606.3
Real Assets	830.9
Global Credit	458.7
Investment Solutions	151.0
Total	$4,046.9
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of June 30, 2018 consist of the following (dollars in millions):

Investments, excluding accrued performance allocations	$1,747.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(352.8)
Less: Strategic equity method investments in NGP Management	(394.0)
Less: Investment in NGP accrued performance allocations	(195.1)
Investments excluding non-controlling interests and NGP	805.4
Plus: investments in Consolidated Funds, eliminated in consolidation	250.0
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,055.4
Of the $1,055.4 million of total investments attributable to Carlyle Holdings, approximately $307.6 million are financed with loans attributable to Carlyle Holdings (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the six months ended June 30, 2018, we have paid an aggregate of $51.0 million to repurchase and retire approximately 2.3 million units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $110.2 million to repurchase and retire approximately 6.0 million units.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(538.2)	$373.1
Net cash used in investing activities	(12.5)	(16.7)
Net cash provided by (used in) financing activities	412.1	(277.0)
Effect of foreign exchange rate changes	(11.7)	35.9
Net change in cash, cash equivalents and restricted cash	$(150.3)	$115.3
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
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the six months ended June 30, 2018 and 2017, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.9 billion in each period. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.9 billion for each of the six months ended June 30, 2018 and 2017, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2018, investment proceeds were $379.8 million while investment purchases were $228.9 million. During the six months ended June 30, 2017, investment proceeds were $306.9 million as compared to purchases of $204.3 million.
The net cash provided by operating activities for the six months ended June 30, 2018 and 2017 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2018, purchases of investments by the Consolidated Funds were $2,137.0 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,261.2 million. For the six months ended June 30, 2017, purchases of investments by the Consolidated Funds were $1,514.9 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,746.8 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the six months ended June 30, 2018, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $12.5 million and $16.7 million for the six months ended June 30, 2018 and 2017, respectively.
Net Cash Provided by (Used in) Financing Activities. Financing activities are a net source of cash in the six months ended June 30, 2018 and a net use of cash in the six months ended June 30, 2017.
For the six months ended June 30, 2018, the Partnership received net proceeds of $34.5 million from the issuance of various CLO term loans, while $112.1 million was received for the six months ended June 30, 2017. See Note 5 to the unaudited condensed consolidated financial statements for more information on these term loans.
Distributions to our common unitholders were $61.0 million and $22.7 million for the six months ended June 30, 2018 and 2017, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $140.4 million and $63.1 million for the six months ended June 30, 2018 and 2017, respectively. Distributions to our preferred unitholders were $11.8 million for the six months ended June 30, 2018.

The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2018 and 2017 were $694.5 million and $(310.4) million, respectively. Contributions from non-controlling interest holders were $8.9 million and $25.8 million for the six months ended June 30, 2018 and 2017, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2018 and 2017, distributions to non-controlling interest holders were $51.8 million and $53.0 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $13.3 billion at June 30, 2018, an increase of $1.0 billion from December 31, 2017. The increase in total assets was primarily attributable to increases in investments of Consolidated Funds and investments, including accrued performance allocations, of $714.0 million, and $359.0 million, respectively. Cash and cash equivalents, including corporate treasury investments, were approximately $1.2 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
Total liabilities were $10.2 billion at June 30, 2018, an increase of $0.8 billion from December 31, 2017. The increase in liabilities was primarily attributable to increases in loans payable of Consolidated Funds other liabilities of Consolidated Funds of $531.3 million and $244.7 million, respectively, from December 31, 2017 to June 30, 2018.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 15 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2018, our total assets were $7.8 billion, including cash and cash equivalents, including corporate treasury investments, of $1.2 billion and net accrued performance revenues of $2.0 billion.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2018 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$10.1	$45.2	$108.8	$1,100.0	$1,264.1
Interest payable(b)	36.2	143.0	131.1	693.4	1,003.7
Contingent cash and other consideration(c)	35.0	11.6	—	—	46.6
Operating lease obligations(d)	24.3	103.8	90.3	352.3	570.7
Capital commitments to Carlyle funds(e)	4,046.9	—	—	—	4,046.9
Tax receivable agreement payments(f)	—	—	22.2	73.5	95.7
Loans payable of Consolidated Funds(g)	81.2	194.5	194.2	5,471.1	5,941.0
Unfunded commitments of the CLOs(h)	16.5	—	—	—	16.5
Consolidated contractual obligations	4,250.2	498.1	546.6	7,690.3	12,985.2
Loans payable of Consolidated Funds(g)	(81.2)	(194.5)	(194.2)	(5,471.1)	(5,941.0)
Capital commitments to Carlyle funds(e)	(3,538.9)	—	—	—	(3,538.9)
Unfunded commitments of the CLOs(h)	(16.5)	—	—	—	(16.5)
Carlyle Operating Entities contractual obligations	$613.6	$303.6	$352.4	$2,219.2	$3,488.8

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

(b)
The interest rate on the debt obligations as of June 30, 2018 consist of: 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 3.24% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 4.29% for our CLO term loans, approximately 4.83% on $108.8 million of our NGP promissory note and approximately 4.35% on $33.5 million of our outstanding settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other consideration obligations associated with our business acquisitions, payments related to the acquisition of secondary interests in Carlyle funds and other obligations.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where in June 2018, we entered into an amended non-cancelable lease agreement expiring on March 31, 2030. Our office leases in other locations expire in various years from 2018 through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2018, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.96%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $13.0 million at June 30, 2018 as we are unable to estimate when such amounts may be paid.

Risk Retention Rules
The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. The U.S. Risk Retention Rules became effective on December 24, 2016 and applied to sponsors of CLOs issued thereafter. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia ruled that the U.S. Risk Retention Rules do not apply to managers of open-market CLOs - CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale. This ruling officially went into effect on April 5, 2018, effectively ending the need for managers of open-market CLOs to comply with the U.S. Risk Retention Rules. The deadline for the federal agencies responsible for creating the U.S. Risk Retention Rules to appeal the decision of the U.S. Court of Appeals for the District of Columbia to the United States Supreme Court expired on May 10, 2018. As a result, going forward, we do not expect the manager of our U.S. open-market CLOs to obtain or hold 5% of the credit risk that previously would have been necessary to satisfy the U.S. Risk Retention Rules. We will continue to comply with the risk retention rules governing CLOs issued in Europe, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.

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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of June 30, 2018.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2017 through June 30, 2018 is as follows:

	Units as of December 31, 2017	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of June 30, 2018
The Carlyle Group L.P. common units	100,100,650	2,702,361	—	1,657,730	(2,340,923)	102,119,818
Carlyle Holdings partnership units	234,813,858	—	—	(1,657,730)	—	233,156,128
Total	334,914,508	2,702,361	—	—	(2,340,923)	335,275,946
The Carlyle Group L.P. common units issued during the period from December 31, 2017 through June 30, 2018 relate to the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2018.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three months and six months ended June 30, 2018, senior Carlyle professionals exchanged approximately 0.7 million and 1.7 million of their Carlyle Holdings partnership units for common units.
The total units as of June 30, 2018 as shown above exclude approximately 4.2 million common units in connection with the vesting of deferred restricted common units subsequent to June 30, 2018 that will participate in the common unitholder distribution that will be paid in August 2018.

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
There was no material change in our market risks during the three months ended June 30, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table sets forth repurchases of our common units during the three months ended June 30, 2018 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
(Dollars in millions, except unit and per unit data)
April 1, 2018 to April 30, 2018 (1)(2)	—	$—	—	$140.9

May 1, 2018 to May 31, 2018 (1)(2)	1,518,849	$21.43	1,518,849	$108.3

June 1, 2018 to June 30, 2018 (1)(2)(3)	822,074	22.48	822,074	$89.8
Total	2,340,923		2,340,923

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

(2)
For the periods from May 1, 2018 to May 31, 2018 and from June 1, 2018 to June 30, 2018, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

(3)	The total number of units purchased, shown in columns (a) and (c) in the table above, excludes 134,424 common units that were pending settlement at June 30, 2018.

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

10.1
Amended and Restated Non-Exclusive Aircraft Lease Agreement, dated as of April 12, 2018 by and between Kewsong Lee as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35538) filed with the SEC on May 1, 2018).

10.2 *	Amended and Restated Office Lease by and between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C., dated as of June 14, 2018.

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 1, 2018	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)