Form 10-Q
period 2018-09-30
Carlyle Group L.P.
filed 2018-10-31
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common units representing limited partner interests outstanding as of October 26, 2018 was 107,748,095.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
Assets
Cash and cash equivalents	$1,238.2	$1,000.1
Cash and cash equivalents held at Consolidated Funds	241.8	377.6
Restricted cash	1.4	28.7
Corporate treasury investments	224.0	376.3
Investments, including accrued performance allocations of $3,952.7 million and $3,664.3 million as of September 30, 2018 and December 31, 2017, respectively	5,808.3	5,288.6
Investments of Consolidated Funds	5,095.4	4,534.3
Due from affiliates and other receivables, net	321.8	263.4
Due from affiliates and other receivables of Consolidated Funds, net	132.6	50.8
Fixed assets, net	93.4	100.4
Deposits and other	62.8	54.1
Intangible assets, net	27.2	35.9
Deferred tax assets	186.8	170.4
Total assets	$13,433.7	$12,280.6
Liabilities and partners’ capital
Debt obligations	$1,558.4	$1,573.6
Loans payable of Consolidated Funds	4,774.6	4,303.8
Accounts payable, accrued expenses and other liabilities	475.7	355.1
Accrued compensation and benefits	2,532.0	2,222.6
Due to affiliates	160.7	229.9
Deferred revenue	266.5	82.1
Deferred tax liabilities	78.0	75.6
Other liabilities of Consolidated Funds	445.4	422.1
Accrued giveback obligations	63.2	66.8
Total liabilities	10,354.5	9,331.6
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	387.5	387.5
Partners’ capital (common units 107,748,095 and 100,100,650 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	741.0	701.8
Accumulated other comprehensive loss	(83.8)	(72.7)
Non-controlling interests in consolidated entities	378.3	404.7
Non-controlling interests in Carlyle Holdings	1,656.2	1,527.7
Total partners’ capital	3,079.2	2,949.0
Total liabilities and partners’ capital	$13,433.7	$12,280.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Revenues
Fund management fees	$328.8	$262.5	$894.6	$747.6
Incentive fees	6.8	10.4	20.5	27.1
Investment income (loss)
Performance allocations
Realized	266.6	401.4	584.6	825.6
Unrealized	(52.4)	(126.2)	362.8	658.1
Principal investment income (loss)
Realized	30.7	15.5	94.5	42.0
Unrealized	13.7	21.7	82.2	100.5
Total investment income	258.6	312.4	1,124.1	1,626.2
Interest and other income	24.4	9.9	74.9	25.9
Interest and other income of Consolidated Funds	60.5	44.7	161.4	132.6
Revenue of a real estate VIE	—	—	—	109.0
Total revenues	679.1	639.9	2,275.5	2,668.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	186.6	174.1	549.9	471.1
Equity-based compensation	49.7	81.0	199.5	241.8
Performance allocations and incentive fee related compensation
Realized	134.5	189.4	294.6	401.9
Unrealized	11.5	(51.8)	231.4	309.9
Total compensation and benefits	382.3	392.7	1,275.4	1,424.7
General, administrative and other expenses	166.2	(18.7)	388.0	170.9
Interest	26.3	16.9	62.6	48.4
Interest and other expenses of Consolidated Funds	40.5	37.2	121.7	160.9
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	64.5	—	202.5
Other non-operating expenses	0.3	—	0.9	0.1
Total expenses	615.6	492.6	1,848.6	2,007.5
Other income
Net investment gains (losses) of Consolidated Funds	(2.9)	18.6	12.0	76.4
Income before provision for income taxes	60.6	165.9	438.9	737.3
Provision (benefit) for income taxes	17.4	(1.3)	36.8	17.7
Net income	43.2	167.2	402.1	719.6
Net income attributable to non-controlling interests in consolidated entities	14.5	27.6	42.2	47.4
Net income attributable to Carlyle Holdings	28.7	139.6	359.9	672.2
Net income attributable to non-controlling interests in Carlyle Holdings	11.2	95.0	233.3	487.0
Net income attributable to The Carlyle Group L.P.	17.5	44.6	126.6	185.2
Net income attributable to Series A Preferred Unitholders	5.9	—	17.7	—
Net income attributable to The Carlyle Group L.P. Common Unitholders	$11.6	$44.6	$108.9	$185.2
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$0.11	$0.47	$1.06	$2.06
Diluted	$0.10	$0.43	$0.96	$1.90
Weighted-average common units
Basic	105,560,193	95,198,102	102,936,949	89,815,112
Diluted	346,930,017	334,392,424	112,851,327	97,538,190
Distributions declared per common unit	$0.22	$0.42	$0.82	$0.68
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$43.2	$167.2	$402.1	$719.6
Other comprehensive income
Foreign currency translation adjustments	(9.0)	38.4	(34.7)	87.8
Defined benefit plans
Unrealized loss for the period	(0.1)	(0.3)	(0.4)	(1.3)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.2	0.3	0.7	0.9
Other comprehensive income (loss)	(8.9)	38.4	(34.4)	87.4
Comprehensive income	34.3	205.6	367.7	807.0
Comprehensive income attributable to non-controlling interests in consolidated entities	(8.2)	(38.6)	(28.7)	(68.5)
Comprehensive income attributable to Carlyle Holdings	26.1	167.0	339.0	738.5
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(9.5)	(114.3)	(218.8)	(534.5)
Comprehensive income attributable to The Carlyle Group L.P.	$16.6	$52.7	$120.2	$204.0
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$402.1	$719.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34.3	30.9
Equity-based compensation	199.5	241.8
Non-cash net performance allocations and incentive fees	(225.9)	(561.5)
Other non-cash amounts	3.7	(4.2)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	52.1	(27.1)
Realized/unrealized gain from loans payable of Consolidated Funds	(64.1)	(49.3)
Purchases of investments by Consolidated Funds	(2,914.4)	(2,129.7)
Proceeds from sale and settlements of investments by Consolidated Funds	2,159.8	2,135.6
Non-cash interest income, net	(3.0)	(4.3)
Change in cash and cash equivalents held at Consolidated Funds	408.9	566.1
Change in other receivables held at Consolidated Funds	(90.5)	(30.9)
Change in other liabilities held at Consolidated Funds	(231.1)	(208.5)
Principal investment income	(175.2)	(138.9)
Purchases of investments	(371.8)	(412.4)
Proceeds from the sale of investments	571.9	297.7
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Deconsolidation of Urbplan	—	14.0
Changes in deferred taxes, net	1.4	(8.7)
Change in due from affiliates and other receivables	(1.8)	(78.2)
Change in receivables and inventory of a real estate VIE	—	(14.5)
Change in deposits and other	(17.9)	(7.1)
Change in other assets of a real estate VIE	—	1.6
Change in accounts payable, accrued expenses and other liabilities	115.3	1.9
Change in accrued compensation and benefits	132.8	42.2
Change in due to affiliates	(39.3)	15.0
Change in other liabilities of a real estate VIE	—	47.9
Change in deferred revenue	185.7	178.6
Net cash provided by operating activities	95.0	571.8
Cash flows from investing activities
Purchases of fixed assets, net	(20.1)	(26.0)
Net cash used in investing activities	(20.1)	(26.0)
Cash flows from financing activities
Proceeds from issuance of preferred units, net of offering costs and expenses	—	387.6
Borrowings under credit facility	—	250.0
Repayments under credit facility	—	(250.0)
Issuance of 5.650% senior notes due 2048, net of financing costs	346.6	—
Repurchase of 3.875% senior notes due 2023	(254.8)	—
Payments on debt obligations	(149.8)	(15.0)
Proceeds from debt obligations	40.8	202.6
Net payments on loans payable of a real estate VIE	—	(14.3)
Net borrowings (payments) on loans payable of Consolidated Funds	662.3	(312.7)
Payments of contingent consideration	—	(0.4)
Distributions to common unitholders	(84.3)	(63.0)
Distributions to preferred unitholders	(17.7)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(191.7)	(163.1)
Contributions from non-controlling interest holders	17.6	87.7
Distributions to non-controlling interest holders	(72.7)	(74.0)
Common units repurchased	(87.5)	(0.2)
Change in due to/from affiliates financing activities	(58.5)	38.5
Net cash provided by financing activities	150.3	73.7
Effect of foreign exchange rate changes	(14.4)	61.8
Increase in cash, cash equivalents and restricted cash	210.8	681.3
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$1,239.6	$1,365.3
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$19.9	$23.8
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$10.8	$24.3
Tax receivable agreement liability	$9.0	$21.1
Total partners’ capital	$1.8	$3.2

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,238.2	$1,355.7
Restricted cash	1.4	9.6
Total cash, cash equivalents and restricted cash, end of period	$1,239.6	$1,365.3

Cash and cash equivalents held at Consolidated Funds	$241.8	$195.4
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”), and a real estate development company (until its deconsolidation in the third quarter of 2017) have been consolidated in the accompanying condensed consolidated financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
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
As of September 30, 2018, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $5.5 billion and $5.3 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2018, the Partnership held $240.3 million of investments in these consolidated CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The Partnership’s maximum exposure to loss relates to the Partnership's investments in the unconsolidated VIEs and was $1,199.2 million as of September 30, 2018 and $1,066.3 million as of December 31, 2017.
Additionally, as of September 30, 2018, the Partnership had $81.5 million and $11.3 million recognized in the condensed consolidated balance sheet related to accrued performance allocations and management fee receivables, respectively, related to the unconsolidated VIEs.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the impact of this reclassification to our previously reported amounts in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Reclassifications	As Adjusted
	(Dollars in millions)
Performance fees[1]
Realized	$411.8	$(401.4)	$10.4
Unrealized	(126.2)	126.2	—
Total performance fees[1]	$285.6	$(275.2)	$10.4
Investment income (loss)[2]
Realized	$15.5	$401.4	$416.9
Unrealized	21.7	(126.2)	(104.5)
Total investment income[2]	$37.2	$275.2	$312.4

	Nine Months Ended September 30, 2017
	As Previously Reported	Reclassifications	As Adjusted
	(Dollars in millions)
Performance fees[1]
Realized	$852.7	$(825.6)	$27.1
Unrealized	658.1	(658.1)	—
Total performance fees[1]	$1,510.8	$(1,483.7)	$27.1
Investment income (loss)[2]
Realized	$42.0	$825.6	$867.6
Unrealized	100.5	658.1	758.6
Total investment income[2]	$142.5	$1,483.7	$1,626.2

(1)	As adjusted, amounts now labeled as incentive fees in the unaudited condensed consolidated statements of operations.

(2)	As adjusted, amounts now labeled as performance allocations and principal investment income within investment income (loss) in the unaudited condensed consolidated statements of operations.
The adoption of ASU 2014-9 did not materially change our historical pattern of recognizing revenue for management fees, incentive fees, and performance allocations (for arrangements within the scope of ASC 323). The Partnership has applied the guidance in ASU 2014-9 only to contracts that are not completed as of January 1, 2018. The Partnership recorded an adjustment of $0.8 million for the cumulative effect of adoption in partners' capital on January 1, 2018, which reduced total partners' capital. Additionally, while the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for our significant management and advisory contracts. The customer determination impacts the Partnership's analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018 as the Partnership controls the inputs to its investment management performance obligation. For the three and nine months ended September 30, 2018, these costs were approximately $6.7 million and $21.0 million, respectively, and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.3% to 0.6% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents.
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

As of September 30, 2018 and December 31, 2017, management fee receivables were $56.3 million and $47.7 million, respectively, and are included in due from affiliates and other receivables, net, in our unaudited condensed consolidated balance sheets.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $7.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million and $10.2 million for the three months ended September 30, 2018 and 2017, respectively, and $21.3 million and $28.0 million for the nine months ended September 30, 2018 and 2017, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees generally exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Partnership arranges for the investment funds, the Partnership concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Partnership concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in our unaudited condensed consolidated statements of operations.

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

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $57.9 million and $41.8 million for the three months ended September 30, 2018 and 2017, respectively, $155.9 million and $124.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2018 and December 31, 2017, the Partnership had recorded a liability of $2.1 billion and $1.9 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $2.6 million during both the three months ended September 30, 2018 and 2017, and $7.9 million and $7.6 million during the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

nine months ended September 30, 2018 and 2017, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the nine months ended September 30, 2018 was primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.

Accumulated Other Comprehensive Loss
The Partnership’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017 were as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Currency translation adjustments	$(79.8)	$(68.8)
Unrealized losses on defined benefit plans	(4.0)	(3.9)
Total	$(83.8)	$(72.7)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains resulting from transactions outside of the functional currency of an entity of $3.2 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments will become effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff have indicated that they would not object if a filer’s first presentation of the changes in shareholders’ equity is included in Form 10-Q for the quarter that begins after the effective date of the amendments. The Partnership will include disclosure of the changes in partners’ capital in its quarterly reports on Form 10-Q beginning in 2019. The Partnership is currently assessing the impacts of other areas amended by the disclosure update and simplification.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Partnership on January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. The Partnership is continuing to assess the impact of this guidance, and the Partnership's total assets and total liabilities on its consolidated balance sheet will increase upon adoption of this guidance. The Partnership does not expect the adoption of this guidance to have a material impact on operating results. The Partnership expects to elect to use the practical expedients available under the transition provisions under which we would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs. The Partnership also expects to elect the recent transition option provided by the FASB, which allows entities to not apply ASC 842 in the comparative periods presented in the financial statements in the year of adoption.

Recently Issued Accounting Standards Effective on January 1, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Partnership on January 1, 2020 and early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance to the fair value disclosures.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2018:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$6.5	$6.5
Bonds	—	—	620.9	620.9
Loans	—	—	4,468.0	4,468.0
	—	—	5,095.4	5,095.4
Investments in CLOs and other	—	—	451.8	451.8
Corporate treasury investments
Bonds	—	82.5	—	82.5
Commercial paper and other	—	141.5	—	141.5
	—	224.0	—	224.0
Foreign currency forward contracts	—	1.6	—	1.6
Total	$—	$225.6	$5,547.2	$5,772.8
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,774.6	$4,774.6
Contingent consideration	—	—	1.0	1.0
Foreign currency forward contracts	—	2.0	—	2.0
Total	$—	$2.0	$4,775.6	$4,777.6

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

There were no transfers from Level II to Level I during the nine months ended September 30, 2018 and 2017.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2018
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$11.1	$640.1	$4,597.1	$—	$446.7	$5,695.0
Purchases	—	149.8	627.6	—	31.7	809.1
Sales and distributions	(7.0)	(170.3)	(474.1)	—	(27.6)	(679.0)
Settlements	—	—	(247.2)	—	—	(247.2)
Realized and unrealized gains (losses), net
Included in earnings	2.4	4.6	(16.2)	—	2.9	(6.3)
Included in other comprehensive income	—	(3.3)	(19.2)	—	(1.9)	(24.4)
Balance, end of period	$6.5	$620.9	$4,468.0	$—	$451.8	$5,547.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.9	$2.6	$(18.6)	$—	$2.9	$(12.2)

	Financial Assets
	Nine Months Ended September 30, 2018
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$7.9	$413.4	$4,112.7	$0.3	$405.4	$4,939.7
Purchases	—	536.8	2,377.6	—	76.7	2,991.1
Sales and distributions	(7.0)	(297.7)	(1,171.7)	(0.4)	(34.1)	(1,510.9)
Settlements	—	—	(683.0)	—	—	(683.0)
Realized and unrealized gains (losses), net
Included in earnings	5.8	(13.2)	(40.4)	0.1	8.7	(39.0)
Included in other comprehensive income	(0.2)	(18.4)	(127.2)	—	(4.9)	(150.7)
Balance, end of period	$6.5	$620.9	$4,468.0	$—	$451.8	$5,547.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.3	$(11.8)	$(27.2)	$—	$8.7	$(26.0)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2018
	Loans Payable of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$4,835.1	$1.0	$4,836.1
Borrowings	671.2	—	671.2
Paydowns	(703.4)	—	(703.4)
Realized and unrealized (gains) losses, net
Included in earnings	(7.7)	—	(7.7)
Included in other comprehensive income	(20.6)	—	(20.6)
Balance, end of period	$4,774.6	$1.0	$4,775.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(6.8)	$—	$(6.8)

	Financial Liabilities
	Nine Months Ended September 30, 2018
	Loans Payable of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$4,303.8	$1.0	$4,304.8
Borrowings	2,686.7	—	2,686.7
Paydowns	(2,024.4)	—	(2,024.4)
Realized and unrealized (gains) losses, net
Included in earnings	(64.1)	—	(64.1)
Included in other comprehensive income	(127.4)	—	(127.4)
Balance, end of period	$4,774.6	$1.0	$4,775.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(67.4)	$—	$(67.4)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2018:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2018
Assets
Investments of Consolidated Funds:
Equity securities	$6.5	Consensus Pricing	Indicative Quotes ($ per share)	0 - 97 (87)

Bonds	620.9	Consensus Pricing	Indicative Quotes (% of Par)	60 - 107 (96)
Loans	4,468.0	Consensus Pricing	Indicative Quotes (% of Par)	74 - 103 (99)
	5,095.4
Investments in CLOs and other:
Senior secured notes	397.2	Discounted Cash Flow with Consensus Pricing	Discount Margins (% of Par)	85 - 870 (162)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (57%)
			Indicative Quotes (% of Par)	91 - 102 (100)
Subordinated notes and preferred shares	54.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (57%)
			Indicative Quotes (% of Par)	52 - 108 (79)
Total	$5,547.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,556.8	Other	N/A	N/A
Subordinated notes and preferred shares	5.4	Other	N/A	N/A
	212.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 12% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (60%)
			Indicative Quotes (% of Par)	74 - 97 (87)
Contingent consideration	1.0	Other	N/A	N/A
Total	$4,775.6

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
The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in CLOs and other investments include discount margins, discount rates, default rates, recovery rates and indicative quotes. Significant decreases in recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount margins, discount rates or default rates in isolation would result in a significantly lower fair value measurement.

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

4. Investments
Investments consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations	$3,952.7	$3,664.3
Principal equity method investments, excluding performance allocations	1,402.1	1,218.4
Principal investments in CLOs and other	453.5	405.9
Total investments	$5,808.3	$5,288.6

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$2,289.9	$2,272.4
Real Assets	768.1	656.7
Global Credit	58.7	50.6
Investment Solutions	836.0	684.6
Total	$3,952.7	$3,664.3
Approximately 23% and 19% of accrued performance allocations at September 30, 2018 and December 31, 2017, respectively, are related to Carlyle Partners VI, L.P., one of the Partnership's Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(8.7)
Real Assets	(58.2)	(58.1)
Total	$(63.2)	$(66.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Partnership’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Corporate Private Equity	$435.3	$369.5
Real Assets	828.5	775.1
Global Credit	72.6	23.0
Investment Solutions	65.7	50.8
Total	$1,402.1	$1,218.4

Strategic Investment in Fortitude Re (f/k/a DSA Re)

On July 31, 2018, a subsidiary of the Partnership entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) with American International Group, Inc. (“AIG”) and Fortitude Group Holdings, LLC, a wholly owned subsidiary of AIG (“Fortitude Holdings”), pursuant to which the Partnership agreed to acquire a 19.9% interest in Fortitude Holdings (the “Transaction”). Fortitude Holdings will own 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer ("Fortitude Re", f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. Fortitude Re has approximately $36 billion in reserves as of March 31, 2018. The transaction is expected to close in Q4 2018.
Pursuant to the Membership Interest Purchase Agreement, the Partnership will enter into a strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has reinsured, will commit to allocate assets in asset management strategies and vehicles of the Partnership and its affiliates. If Fortitude Re, together with AIG and its affiliates, fails to allocate an agreed upon amount of assets to the Partnership's asset management strategies and vehicles within 30 to 36 months of the closing of the transaction, the Partnership may be entitled to certain payments from AIG based on the commitment shortfall and assumed customary fee rates.
The Partnership will pay $381 million in cash at closing (the “Initial Purchase Price”) and will pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Holdings is unable to distribute a planned non-pro rata dividend to AIG within 18 months following closing, then the Initial Purchase Price may be adjusted upward by up to $100 million to account for the increased value of Fortitude Holdings’ equity. AIG has also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Partnership in respect of certain adverse reserve development in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Partnership’s investment.
In connection with the Transaction, the Partnership also will enter into an operating agreement (an “Operating Agreement”) that will govern its rights and obligations as an equity holder of Fortitude Holdings and entitles the Partnership to customary minority protections contingent upon the Partnership maintaining agreed ownership percentages of Fortitude Holdings.
The Partnership’s investment will be accounted for under the equity method of accounting and the investment will be included in the Global Credit segment. Separately, income from the assets to be managed by the Partnership will be included in the segment of the relevant investment fund.
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
The Partnership accounts for its investments in NGP under the equity method of accounting. The Partnership's investments in NGP as of September 30, 2018 and December 31, 2017 are as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Investment in NGP Management	$390.0	$397.7
Investments in NGP general partners - accrued performance allocations	205.3	143.2
Principal investments in NGP funds	81.7	67.9
Total investments in NGP	$677.0	$608.8
The Partnership records investment income (loss) for its equity income allocation from NGP management fee-related revenues and performance allocations, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Management fee-related revenues from NGP Management	$22.7	$21.3	$66.3	$58.9
Performance allocations from interests in general partners of NGP funds	10.2	7.4	62.1	62.7
Principal investment income from NGP funds	1.4	1.6	7.6	7.8
Expenses related to the investment in NGP Management	(3.0)	(10.6)	(9.0)	(46.2)
Amortization of basis differences from the investment in NGP Management	(1.7)	(2.1)	(5.3)	(6.4)
Net investment income	$29.6	$17.6	$121.7	$76.8
The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $16.0 million and $21.3 million as of September 30, 2018 and December 31, 2017, respectively; these differences are amortized over a period of 10 years ending in 2022.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of September 30, 2018 and December 31, 2017 primarily consisted of $453.5 million and $405.9 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Performance allocations	$214.2	$275.2	$947.4	$1,483.7
Principal investment income from equity method investments (excluding performance allocations)	45.1	35.9	176.6	140.2
Principal investment income (loss) from investments in CLOs and other investments	(0.7)	1.3	0.1	2.3
Total	$258.6	$312.4	$1,124.1	$1,626.2
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Corporate Private Equity	$52.2	$159.6	$520.8	$1,147.4
Real Assets	58.2	74.5	193.3	214.0
Global Credit	(0.5)	6.8	14.4	23.7
Investment Solutions	104.3	34.3	218.9	98.6
Total	$214.2	$275.2	$947.4	$1,483.7

Approximately 35%, or $74.9 million, of performance allocations for the three months ended September 30, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $(84.8) million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $68.9 million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $46.6 million,
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $46.4 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $42.2 million.
Approximately 43%, or $408.9 million, of performance allocations for the nine months ended September 30, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $307.1 million,
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) - $164.5 million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $143.7 million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $123.4 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $(103.7) million.
Approximately 40%, or $110.4 million, of performance allocations for the three months ended September 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
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
Approximately 66%, or $979.9 million, of performance allocations for the nine months ended September 30, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $301.0 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $615.0 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $271.3 million.
Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Corporate Private Equity	$4.7	$8.8	$28.7	$38.4
Real Assets	34.5	24.1	139.7	95.7
Global Credit	1.7	—	(2.0)	0.6
Investment Solutions	4.2	3.0	10.2	5.5
Total	$45.1	$35.9	$176.6	$140.2

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2018, the Partnership formed five new CLOs for which the Partnership is the primary beneficiary of one of those CLOs. As of September 30, 2018, the total assets of this CLO included in the Partnership's consolidated financial statements were approximately $531.0 million.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Interest income from investments	$57.9	$41.8	$155.9	$124.1
Other income	2.6	2.9	5.5	8.5
Total	$60.5	$44.7	$161.4	$132.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(10.6)	$(2.5)	$(52.1)	$27.1
Gains from liabilities of CLOs	7.7	21.1	64.1	49.3
Total	$(2.9)	$18.6	$12.0	$76.4
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Realized losses	$(2.5)	$(3.3)	$(6.8)	$(9.1)
Net change in unrealized gains (losses)	(8.1)	0.8	(45.3)	36.2
Total	$(10.6)	$(2.5)	$(52.1)	$27.1

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	September 30, 2018		December 31, 2017
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.9	$25.0	$24.8
CLO Term Loans (See below)	311.2	311.2	294.5	294.5
3.875% Senior Notes Due 2/01/2023	250.0	249.0	500.0	497.6
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.7	—	—
Promissory Note Due 1/01/2022	—	—	108.8	108.8
Promissory Notes Due 7/15/2019	26.9	26.9	47.2	47.2
Total debt obligations	$1,563.1	$1,558.4	$1,575.5	$1,573.6

Senior Credit Facility
As of September 30, 2018, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of September 30, 2018, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at September 30, 2018, the interest rate was 3.33%). There was no amount outstanding under the revolving credit facility at September 30, 2018. Interest expense under the senior credit facility was not significant for the three and nine months ended September 30, 2018 and 2017. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2018 and December 31, 2017 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2018	Borrowing Outstanding December 31, 2017	Maturity Date (1)	Interest Rate as of September 30, 2018
June 7, 2016	$—	$20.6	July 15, 2027	N/A	(2)
February 28, 2017	78.0	74.3	September 21, 2029	2.33%	(3)
April 19, 2017	22.8	22.8	April 22, 2031	4.28%	(4) (15)
June 28, 2017	23.0	23.1	July 22, 2031	4.27%	(5) (15)
July 20, 2017	24.4	24.4	April 21, 2027	3.88%	(6) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.16%	(7) (15)
August 2, 2017	20.2	20.9	August 3, 2022	1.75%	(8)
August 14, 2017	22.5	22.6	August 15, 2030	4.17%	(9) (15)
November 30, 2017	22.6	22.7	January 16, 2030	4.07%	(10) (15)
December 6, 2017	19.1	19.1	October 16, 2030	3.99%	(11) (15)
December 7, 2017	21.2	21.2	January 19, 2029	3.70%	(12) (15)
January 30, 2018	19.2	—	January 22, 2030	3.97%	(13) (15)
March 1, 2018	15.4	—	January 15, 2031	3.89%	(14) (15)
	$311.2	$294.5

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Note paid off in third quarter of 2018.

(3)	Outstanding borrowing of €67.2 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(4)	Incurs interest at LIBOR plus 1.932%.

(5)	Incurs interest at LIBOR plus 1.923%.

(6)	Incurs interest at LIBOR plus 1.536%.

(7)	Incurs interest at LIBOR plus 1.808%.

(8)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(9)	Incurs interest at LIBOR plus 1.848%.

(10)	Incurs interest at LIBOR plus 1.7312%.

(11)	Incurs interest at LIBOR plus 1.647%.

(12)	Incurs interest at LIBOR plus 1.365%.

(13)	Incurs interest at LIBOR plus 1.624%.

(14)	Incurs interest at LIBOR plus 1.552%.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three and nine months ended September 30, 2018 and 2017. The fair value of the outstanding balance of the CLO term loans at September 30, 2018 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions have provided a €67.2 million term loan ($78.0 million at September 30, 2018) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2018).

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
In September 2018, the Partnership completed a tender offer to re-purchase $250.0 million in aggregate principal amount of its 3.875% Senior Notes due 2023. As a result of this repurchase, the Partnership recognized $6.9 million of costs in interest expense and $0.9 million of costs in general, administrative and other expenses upon early extinguishment of the debt.

Interest expense on the notes was $4.8 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively. Further, the interest expense was $14.7 million and $14.9 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $251.1 million and $520.4 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended September 30, 2018 and 2017, and $25.3 million for the nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, the fair value of the notes, including accrued interest, was approximately $594.9 million and $696.3 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
5.650% Senior Notes
In September 2018, an indirect finance subsidiary of the Partnership issued $350.0 million in aggregate principal amount of 5.650% senior notes due September 15, 2048 at 99.914% of par. Interest is payable semi-annually on March 15 and

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

September 15, beginning March 15, 2019. This subsidiary may redeem the senior notes in whole at any time or in part, from time to time, at a price equal to the accrued and unpaid interest on the principal amounts being redeemed to the redemption date and the greater of 100% of (1) the principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 40 basis points.
Interest expense on the notes was $0.9 million for the three and nine months ended September 30, 2018. At September 30, 2018, the fair value of the notes, including accrued interest, was approximately $352.7 million, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50%. In September 2018, the Partnership prepaid the $108.8 million outstanding promissory note, plus $1.2 million of accrued and unpaid interest. The fair value of the outstanding balance of the promissory note at December 31, 2017 approximated par value based on current market rates for similar debt instruments and was classified as Level III within the fair value hierarchy.

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.34% at September 30, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $26.9 million of these promissory notes are outstanding at September 30, 2018. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three and nine months ended September 30, 2018 and 2017. The fair value of the outstanding balance of these promissory notes at September 30, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2018.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2018 and December 31, 2017, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,647.6	$4,556.8	2.01%		11.27
Subordinated notes, preferred shares and other	177.4	217.8	N/A	(a)	9.58
Total	$4,825.0	$4,774.6

	As of December 31, 2017
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,128.3	$4,100.5	2.16%		11.44
Subordinated notes, preferred shares and other	195.2	203.3	N/A	(a)	9.85
Total	$4,323.5	$4,303.8

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2018 and December 31, 2017, the fair value of the CLO assets was $5.3 billion and $4.9 billion, respectively.

6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,083.8	$1,894.8
Accrued bonuses	310.2	202.6
Other	138.0	125.2
Total	$2,532.0	$2,222.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2018 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,601.1
Real Assets	818.2
Global Credit	475.3
Investment Solutions	148.9
Total	$4,043.5
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (5.34% weighted-average rate at September 30, 2018). As of September 30, 2018 and December 31, 2017, approximately $10.7 million and $13.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2018 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $16.4 million as of September 30, 2018. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $63.2 million at September 30, 2018, is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2018. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $1.0 million and $5.1 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2018 and December 31, 2017, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $168.6 million and $247.6 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2018 and December 31, 2017, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2018, approximately $36.0 million of the Partnership's accrued giveback obligation is the responsibility of

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million.
If, at September 30, 2018, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where in June 2018, the Partnership entered into an amended non-cancelable lease agreement expiring on March 31, 2030. In connection with the amended lease for the Washington, D.C. office, the Partnership exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Partnership will be relocating one of its New York City offices in either late 2020 or early 2021 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Partnership incurred a charge of $63.5 million (including transaction costs) during the third quarter of 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in 2021. This charge was accounted for as a lease incentive, and is included in our deferred rent payable as of September 30, 2018. Office leases in other locations expire in various years from 2018 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $12.3 million and $15.2 million for the three months ended September 30, 2018 and 2017, respectively, and $40.1 million and $43.4 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2018	$12.8
2019	59.4
2020	52.4
2021	37.7
2022	47.8
Thereafter	454.9
$665.0
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $126.7 million and $62.9 million as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. It is unclear whether the appellate court will affirm or reverse the trial court decision. In December 2017, the Partnership received approximately $29.8 million from the plaintiff as a deposit towards its obligations to reimburse the Partnership for legal fees and expenses, but such amount is subject to adjustment pending a final determination of the correct reimbursement amount and the ultimate outcome of the appeal process.
Cobalt International Energy, Inc. ("Cobalt") was a company owned by two of the Legacy Energy funds and funds advised by certain other private equity sponsors.  Cobalt and certain of its affiliates filed for bankruptcy protection on December 14, 2017.  A federal securities class action against Cobalt (In re Cobalt International Energy, Inc. Securities Litigation) was filed in November 2014 in the U.S. District Court for the Southern District of Texas, seeking monetary damages and alleging that Cobalt and its directors made misrepresentations in certain of Cobalt’s securities offering filings relating to:  (i) the value of oil reserves in Angola for which Cobalt had acquired drilling concessions, and (ii) its compliance with the Foreign Corrupt Practices Act regarding its operations in Angola and a U.S. government investigation regarding the same.  The securities class action also named as co-defendants certain securities underwriters and the five private equity sponsors of Cobalt, including Riverstone and the Partnership.  The class action alleged that the Partnership has liability as a "control person" for the alleged misrepresentations in Cobalt's securities offerings as well as insider trading liability.  The federal court dismissed the insider trading claim against the Partnership.  On October 12, 2018, lead plaintiffs in the securities class action moved the district court for approval of a settlement with various parties, including the Partnership, under which the Partnership would receive a release but would not make any financial contribution. In addition to the class action in federal court, derivative claims were also filed in Texas state court in Houston (Ira Gaines v. Joseph Bryant, et al.) on similar grounds, alleging that the private equity sponsors, including the Partnership, breached their fiduciary duties by engaging in insider trading. On May 9, 2018, the Plan Administrator for Cobalt filed a Notice of Nonsuit with Prejudice, dismissing all the claims in the case (including the claim against the Partnership) with prejudice. The court ordered the nonsuit of all claims in an order entered that day.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French tax authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations, and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. On February 22, 2018 the French tax authorities appealed the appellate court decision and on October 2, 2018, CEREP I filed its appellate brief. The parties are awaiting a hearing on the appeal. The Partnership has not recognized income in respect of the refund as of September 30, 2018, pending a final determination on the current appeal. The full amount of the refund is held at CEREP I and its subsidiaries. As CEREP I is a consolidated fund, the refund of €117.5 million is recorded in our assets and liabilities of consolidated funds as of September 30, 2018.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2018, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Accrued incentive fees	$5.3	$6.3
Unbilled receivable for giveback obligations from current and former employees	1.0	5.1
Notes receivable and accrued interest from affiliates	11.6	22.8
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	303.9	229.2
Total	$321.8	$263.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.19% as of September 30, 2018. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Due to non-consolidated affiliates	$24.2	$75.7
Performance-based contingent cash consideration related to acquisitions	—	37.5
Amounts owed under the tax receivable agreement	101.1	94.0
Other	35.4	22.7
Total	$160.7	$229.9
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.6 million and $1.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
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

9. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction became effective on January 1, 2018. As a result, the provision for income taxes included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 reflects the revised tax rate. Further, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Partnership assessed the impact of the Act during 2017 and believes the material provisions have been properly considered in that period. However, the Partnership will continue to evaluate the provisions of the Act and the impact of any future authoritative guidance.
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense (benefit) was $17.4 million and $(1.3) million for the three months ended September 30, 2018 and 2017, respectively, and $36.8 million and $17.7 million for the nine months ended September 30, 2018 and 2017, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2018, the Partnership’s U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2010 to 2017. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$4.3	$13.3
Non-Carlyle interests in majority-owned subsidiaries	380.0	386.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(6.0)	4.9
Non-controlling interests in consolidated entities	$378.3	$404.7
The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(0.2)	$8.2	$(5.3)	$8.1
Non-Carlyle interests in majority-owned subsidiaries	14.3	11.0	41.1	22.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.4	8.4	6.4	16.8
Non-controlling interests in income of consolidated entities	$14.5	$27.6	$42.2	$47.4

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$11,600,000	$34,100,000	$108,900,000	$108,900,000
Weighted-average common units outstanding	105,560,193	346,930,017	102,936,949	112,851,327
Net income per common unit	$0.11	$0.10	$1.06	$0.96

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$44,600,000	$142,400,000	$185,200,000	$185,200,000
Weighted-average common units outstanding	95,198,102	334,392,424	89,815,112	97,538,190
Net income per common unit	$0.47	$0.43	$2.06	$1.90

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	105,560,193	105,560,193	102,936,949	102,936,949
Unvested deferred restricted common units	—	8,297,202	—	9,395,087
Issuable Carlyle Group L.P. common units	—	756,818	—	519,291
Weighted-average vested Carlyle Holdings Partnership units	—	232,303,828	—	—
Unvested Carlyle Holdings Partnership units	—	11,976	—	—
Weighted-average common units outstanding	105,560,193	346,930,017	102,936,949	112,851,327

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	95,198,102	95,198,102	89,815,112	89,815,112
Unvested deferred restricted common units	—	7,756,460	—	7,125,134
Issuable Carlyle Holdings Partnership units	—	597,944	—	597,944
Weighted-average vested Carlyle Holdings Partnership units	—	228,839,164	—	—
Unvested Carlyle Holdings Partnership units	—	2,000,754	—	—
Weighted-average common units outstanding	95,198,102	334,392,424	89,815,112	97,538,190
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units for the three and nine months ended September 30, 2018 are issuable Carlyle Group L.P. common units associated with the Partnership's strategic investments in NGP.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 232,303,828 of vested Carlyle Holdings partnership units and 11,976 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2018 and 228,839,164 of vested Carlyle Holdings partnership units and 2,000,754 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2017 were dilutive. As a result, net income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $22.5 million and $97.8 million for the three months ended September 30, 2018 and 2017, respectively, has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
Further, based on these calculations, 229,942,607 of vested Carlyle Holdings partnership units and 2,852,616 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2018 and 227,315,486 of vested Carlyle Holdings partnership units and 1,963,185 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2017 were antidilutive, and therefore have been excluded.

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

Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2018, the Partnership paid an aggregate of $36.5 million and $87.5 million to repurchase and retire approximately 1.5 million units and 3.9 million units respectively, with all of

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the repurchases done via open market and brokered transactions. Through September 30, 2018, the Partnership has paid an aggregate of $146.6 million to repurchase and retire 7.6 million units under this unit repurchase program.

Quarterly Unit Exchange Program

Beginning in the second quarter of 2017, current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three and nine months ended September 30, 2018, current and former senior Carlyle professionals exchanged 1,647,569 and 3,305,299, respectively, Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $12.0 million and $23.0 million, respectively, from non-controlling interests in Carlyle Holdings to partners' capital and accumulated other comprehensive loss.

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
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2018 and a summary of changes for the nine months ended September 30, 2018, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22
Granted	—	$—	12,771,754	$20.95	—	$—
Vested	8,066,499	$22.00	8,121,452	$17.21	7,782	$22.22
Forfeited	—	$—	528,054	$16.31	—	$—
Balance, September 30, 2018	28,516	$29.13	19,641,839	$18.91	—	$—

The Partnership recorded compensation expense for deferred restricted common units of $49.7 million and $38.1 million for the three months ended September 30, 2018 and 2017, respectively, with $4.7 million and $4.6 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense for deferred restricted common units of $143.8 million and $119.9 million for the nine months ended September 30, 2018 and 2017, respectively, with $12.9 million and $14.0 million of corresponding deferred tax benefits, respectively. As of September 30, 2018, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $267.0 million, which is expected to be recognized over a weighted-average term of 2.6 years.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$175.8	$76.3	$60.4	$42.7	$355.2
Portfolio advisory fees, net	7.0	0.6	0.1	—	7.7
Transaction fees, net	—	—	—	—	—
Total fund level fee revenues	182.8	76.9	60.5	42.7	362.9
Performance revenues
Realized	143.6	73.7	0.1	42.8	260.2
Unrealized	(91.7)	(4.6)	(0.6)	61.6	(35.3)
Total performance revenues	51.9	69.1	(0.5)	104.4	224.9
Principal investment income (loss)
Realized	4.2	0.6	2.2	—	7.0
Unrealized	0.2	4.2	1.6	0.9	6.9
Total principal investment income (loss)	4.4	4.8	3.8	0.9	13.9
Interest income	3.0	1.5	4.2	0.4	9.1
Other income	0.6	0.3	1.1	0.1	2.1
Total revenues	242.7	152.6	69.1	148.5	612.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	93.9	33.7	36.6	22.2	186.4
Equity-based compensation	25.2	12.0	9.8	4.7	51.7
Performance revenues related compensation
Realized	66.1	31.8	—	38.4	136.3
Unrealized	(42.1)	2.7	(0.2)	58.9	19.3
Total compensation and benefits	143.1	80.2	46.2	124.2	393.7
General, administrative, and other indirect expenses	41.1	15.5	14.2	10.1	80.9
Depreciation and amortization expense	4.3	1.7	1.5	1.2	8.7
Interest expense	7.5	4.1	5.8	1.6	19.0
Total expenses	196.0	101.5	67.7	137.1	502.3
Economic Income	$46.7	$51.1	$1.4	$11.4	$110.6
(-) Net Performance Revenues	27.9	34.6	(0.3)	7.1	69.3
(-) Principal Investment Income	4.4	4.8	3.8	0.9	13.9
(+) Equity-based Compensation	25.2	12.0	9.8	4.7	51.7
(+) Net Interest	4.5	2.6	1.6	1.2	9.9
(=) Fee Related Earnings	$44.1	$26.3	$9.3	$9.3	$89.0
(+) Realized Net Performance Revenues	77.5	41.9	0.1	4.4	123.9
(+) Realized Principal Investment Income	4.2	0.6	2.2	—	7.0
(+) Net Interest	(4.5)	(2.6)	(1.6)	(1.2)	(9.9)
(=) Distributable Earnings	$121.3	$66.2	$10.0	$12.5	$210.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2018 and the Nine Months Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$437.9	$229.4	$178.9	$124.6	$970.8
Portfolio advisory fees, net	13.0	1.3	0.2	—	14.5
Transaction fees, net	3.9	2.8	0.1	—	6.8
Total fund level fee revenues	454.8	233.5	179.2	124.6	992.1
Performance revenues
Realized	383.6	115.1	5.9	66.1	570.7
Unrealized	136.7	140.8	10.8	152.8	441.1
Total performance revenues	520.3	255.9	16.7	218.9	1,011.8
Principal investment income (loss)
Realized	24.4	11.9	7.1	—	43.4
Unrealized	2.3	17.0	1.9	4.2	25.4
Total principal investment income (loss)	26.7	28.9	9.0	4.2	68.8
Interest income	7.5	3.6	11.4	1.2	23.7
Other income	4.3	2.2	3.7	0.4	10.6
Total revenues	1,013.6	524.1	220.0	349.3	2,107.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	281.6	97.7	101.1	67.4	547.8
Equity-based compensation	66.9	38.0	22.8	11.7	139.4
Performance revenues related compensation
Realized	180.8	50.8	2.7	59.8	294.1
Unrealized	59.0	44.6	4.9	130.3	238.8
Total compensation and benefits	588.3	231.1	131.5	269.2	1,220.1
General, administrative, and other indirect expenses	130.5	49.5	47.3	27.3	254.6
Depreciation and amortization expense	12.5	4.9	4.5	3.4	25.3
Interest expense	21.6	12.1	16.9	4.7	55.3
Total expenses	752.9	297.6	200.2	304.6	1,555.3
Economic Income	$260.7	$226.5	$19.8	$44.7	$551.7
(-) Net Performance Revenues	280.5	160.5	9.1	28.8	478.9
(-) Principal Investment Income	26.7	28.9	9.0	4.2	68.8
(+) Equity-based Compensation	66.9	38.0	22.8	11.7	139.4
(+) Net Interest	14.1	8.5	5.5	3.5	31.6
(=) Fee Related Earnings	$34.5	$83.6	$30.0	$26.9	$175.0
(+) Realized Net Performance Revenues	202.8	64.3	3.2	6.3	276.6
(+) Realized Principal Investment Income	24.4	11.9	7.1	—	43.4
(+) Net Interest	(14.1)	(8.5)	(5.5)	(3.5)	(31.6)
(=) Distributable Earnings	$247.6	$151.3	$34.8	$29.7	$463.4
Segment assets as of September 30, 2018	$3,798.8	$2,045.3	$1,126.3	$1,242.6	$8,213.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$118.3	$71.4	$47.6	$41.1	$278.4
Portfolio advisory fees, net	3.6	0.4	0.1	—	4.1
Transaction fees, net	5.3	0.8	—	—	6.1
Total fund level fee revenues	127.2	72.6	47.7	41.1	288.6
Performance revenues
Realized	345.4	20.4	15.0	30.2	411.0
Unrealized	(193.2)	60.8	2.6	4.2	(125.6)
Total performance revenues	152.2	81.2	17.6	34.4	285.4
Principal investment income (loss)
Realized	6.5	(64.6)	4.7	—	(53.4)
Unrealized	4.1	12.4	—	1.6	18.1
Total principal investment income (loss)	10.6	(52.2)	4.7	1.6	(35.3)
Interest income	1.8	1.0	2.0	0.6	5.4
Other income	1.6	0.6	1.1	0.1	3.4
Total revenues	293.4	103.2	73.1	77.8	547.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	83.6	39.3	29.7	24.7	177.3
Equity-based compensation	14.5	8.7	5.1	2.1	30.4
Performance revenues related compensation
Realized	147.7	9.2	7.3	29.9	194.1
Unrealized	(76.1)	21.6	0.8	(2.0)	(55.7)
Total compensation and benefits	169.7	78.8	42.9	54.7	346.1
General, administrative, and other indirect expenses	20.5	10.5	(63.6)	6.1	(26.5)
Depreciation and amortization expense	4.1	1.9	1.3	0.9	8.2
Interest expense	7.0	4.2	4.2	1.6	17.0
Total expenses	201.3	95.4	(15.2)	63.3	344.8
Economic Net Income	$92.1	$7.8	$88.3	$14.5	$202.7
(-) Net Performance Revenues	80.6	50.4	9.5	6.5	147.0
(-) Principal Investment Income (Loss)	10.6	(52.2)	4.7	1.6	(35.3)
(+) Equity-based Compensation	14.5	8.7	5.1	2.1	30.4
(+) Net Interest	5.2	3.2	2.2	1.0	11.6
(+) Reserve for Litigation and Contingencies	(12.5)	(5.8)	(4.1)	(2.6)	(25.0)
(=) Fee Related Earnings	$8.1	$15.7	$77.3	$6.9	$108.0
(+) Realized Net Performance Revenues	197.7	11.2	7.7	0.3	216.9
(+) Realized Principal Investment Income (Loss)	6.5	(64.6)	4.7	—	(53.4)
(+) Net Interest	(5.2)	(3.2)	(2.2)	(1.0)	(11.6)
(=) Distributable Earnings	$207.1	$(40.9)	$87.5	$6.2	$259.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$351.7	$185.6	$140.8	$113.1	$791.2
Portfolio advisory fees, net	11.9	0.6	0.5	—	13.0
Transaction fees, net	14.2	0.8	—	—	15.0
Total fund level fee revenues	377.8	187.0	141.3	113.1	819.2
Performance revenues
Realized	668.8	73.6	37.8	66.5	846.7
Unrealized	465.0	200.1	15.5	32.1	712.7
Total performance revenues	1,133.8	273.7	53.3	98.6	1,559.4
Principal investment income (loss)
Realized	15.6	(72.4)	8.6	—	(48.2)
Unrealized	22.9	24.4	4.3	3.1	54.7
Total principal investment income (loss)	38.5	(48.0)	12.9	3.1	6.5
Interest income	3.7	2.0	4.6	0.9	11.2
Other income	4.2	1.3	5.6	0.3	11.4
Total revenues	1,558.0	416.0	217.7	216.0	2,407.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	230.4	107.2	76.2	63.8	477.6
Equity-based compensation	47.3	26.8	16.9	6.2	97.2
Performance revenues related compensation
Realized	295.4	33.4	18.2	65.4	412.4
Unrealized	221.1	60.1	6.9	18.4	306.5
Total compensation and benefits	794.2	227.5	118.2	153.8	1,293.7
General, administrative, and other indirect expenses	83.9	52.6	(18.6)	21.6	139.5
Depreciation and amortization expense	11.5	5.3	3.8	2.6	23.2
Interest expense	21.1	12.7	10.0	4.6	48.4
Total expenses	910.7	298.1	113.4	182.6	1,504.8
Economic Income	$647.3	$117.9	$104.3	$33.4	$902.9
(-) Net Performance Revenues	617.3	180.2	28.2	14.8	840.5
(-) Principal Investment Income (Loss)	38.5	(48.0)	12.9	3.1	6.5
(+) Equity-based Compensation	47.3	26.8	16.9	6.2	97.2
(+) Net Interest	17.4	10.7	5.4	3.7	37.2
(+) Reserve for Litigation and Contingencies	(12.5)	(5.8)	(4.1)	(2.6)	(25.0)
(=) Fee Related Earnings	$43.7	$17.4	$81.4	$22.8	$165.3
(+) Realized Net Performance Revenues	373.4	40.2	19.6	1.1	434.3
(+) Realized Principal Investment Income (Loss)	15.6	(72.4)	8.6	—	(48.2)
(+) Net Interest	(17.4)	(10.7)	(5.4)	(3.7)	(37.2)
(=) Distributable Earnings	$415.3	$(25.5)	$104.2	$20.2	$514.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership's Income Before Provision for Taxes for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$612.9	$60.5	$5.7	(a)	$679.1
Expenses	$502.3	$51.0	$62.3	(b)	$615.6
Other income	$—	$(2.9)	$—	(c)	$(2.9)
Economic income	$110.6	$6.6	$(56.6)	(d)	$60.6

	Three Months Ended September 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$547.5	$44.7	$47.7	(a)	$639.9
Expenses	$344.8	$52.3	$95.5	(b)	$492.6
Other income	$—	$18.6	$—	(c)	$18.6
Economic income	$202.7	$11.0	$(47.8)	(d)	$165.9
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2018 and 2017, and Total Assets as of September 30, 2018.

	September 30, 2018 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,107.0	$161.4	$7.1	(a)	$2,275.5
Expenses	$1,555.3	$157.3	$136.0	(b)	$1,848.6
Other income	$—	$12.0	$—	(c)	$12.0
Economic income	$551.7	$16.1	$(128.9)	(d)	$438.9
Total assets	$8,213.0	$5,469.8	$(249.1)	(e)	$13,433.7

	Nine Months Ended September 30, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,407.7	$132.6	$128.1	(a)	$2,668.4
Expenses	$1,504.8	$197.2	$305.5	(b)	$2,007.5
Other income	$—	$76.4	$—	(c)	$76.4
Economic income	$902.9	$11.8	$(177.4)	(d)	$737.3

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

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership's consolidated fund management fees, for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$362.9	$288.6	$992.1	$819.2
Adjustments (1)	(34.1)	(26.1)	(97.5)	(71.6)
Carlyle Consolidated - Fund management fees	$328.8	$262.5	$894.6	$747.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$0.3	$58.3	$68.8	$183.8
Acquisition related charges and amortization of intangibles and impairment	2.4	7.2	16.2	25.2
Other non-operating expense	0.3	—	0.9	0.1
Tax (expense) benefit associated with performance revenues	(12.7)	(1.7)	(11.0)	(7.0)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	8.3	46.2	16.6	128.8
Lease assignment and termination costs	63.5	—	66.9	—
Debt extinguishment costs	7.8	—	7.8	—
Severance and other adjustments	2.9	0.6	5.4	10.9
Elimination of expenses of Consolidated Funds	(10.5)	(15.1)	(35.6)	(36.3)
	$62.3	$95.5	$136.0	$305.5

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before provision for income taxes	$60.6	$165.9	$438.9	$737.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	0.3	58.3	68.8	183.8
Acquisition related charges, including amortization of intangibles and impairment	2.4	7.2	16.2	25.2
Other non-operating expense	0.3	—	0.9	0.1
Tax expense associated with performance revenues	(12.7)	(1.7)	(11.0)	(7.0)
Net (income) loss attributable to non-controlling interests in consolidated entities	(14.5)	(27.6)	(42.2)	(47.4)
Lease assignment and termination costs	63.5	—	66.9	—
Debt extinguishment costs	7.8	—	7.8	—
Severance and other adjustments	2.9	0.6	5.4	10.9
Economic Income	$110.6	$202.7	$551.7	$902.9
Net performance revenues(1)	69.3	147.0	478.9	840.5
Principal investment income (loss) (1)	13.9	(35.3)	68.8	6.5
Equity-based compensation	51.7	30.4	139.4	97.2
Net interest	9.9	11.6	31.6	37.2
Reserve for litigation and contingencies	—	(25.0)	—	(25.0)
Fee Related Earnings	$89.0	$108.0	$175.0	$165.3
Realized performance revenues, net of related compensation	123.9	216.9	276.6	434.3
Realized principal investment income (loss)(1)	7.0	(53.4)	43.4	(48.2)
Net interest	(9.9)	(11.6)	(31.6)	(37.2)
Distributable Earnings	$210.0	$259.9	$463.4	$514.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$266.6	$(6.4)	$260.2
Unrealized	(52.4)	17.1	(35.3)
Total performance revenues(a)	214.2	10.7	224.9
Performance revenues related compensation expense(b)
Realized	134.5	1.8	136.3
Unrealized	11.5	7.8	19.3
Total performance revenues related compensation expense(b)	146.0	9.6	155.6
Net performance revenues
Realized	132.1	(8.2)	123.9
Unrealized	(63.9)	9.3	(54.6)
Total net performance revenues	$68.2	$1.1	$69.3
Principal investment income (loss)
Realized	$30.7	$(23.7)	$7.0
Unrealized	13.7	(6.8)	6.9
Total principal investment income (loss)	$44.4	$(30.5)	$13.9

	Three Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$401.4	$9.6	$411.0
Unrealized	(126.2)	0.6	(125.6)
Total performance revenues(a)	275.2	10.2	285.4
Performance revenues related compensation expense(b)
Realized	189.4	4.7	194.1
Unrealized	(51.8)	(3.9)	(55.7)
Total performance revenues related compensation expense(b)	137.6	0.8	138.4
Net performance revenues
Realized	212.0	4.9	216.9
Unrealized	(74.4)	4.5	(69.9)
Total net performance revenues	$137.6	$9.4	$147.0
Principal investment income (loss)
Realized	$15.5	$(68.9)	$(53.4)
Unrealized	21.7	(3.6)	18.1
Total principal investment income (loss)	$37.2	$(72.5)	$(35.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$584.6	$(13.9)	$570.7
Unrealized	362.8	78.3	441.1
Total performance revenues(a)	947.4	64.4	1,011.8
Performance revenues related compensation expense(b)
Realized	294.6	(0.5)	294.1
Unrealized	231.4	7.4	238.8
Total performance revenues related compensation expense(b)	526.0	6.9	532.9
Net performance revenues
Realized	290.0	(13.4)	276.6
Unrealized	131.4	70.9	202.3
Total net performance revenues	$421.4	$57.5	$478.9
Principal investment income (loss)
Realized	$94.5	$(51.1)	$43.4
Unrealized	82.2	(56.8)	25.4
Total principal investment income (loss)	$176.7	$(107.9)	$68.8

	Nine Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$825.6	$21.1	$846.7
Unrealized	658.1	54.6	712.7
Total performance revenues(a)	1,483.7	75.7	1,559.4
Performance revenues related compensation expense(b)
Realized	401.9	10.5	412.4
Unrealized	309.9	(3.4)	306.5
Total performance revenues related compensation expense(b)	711.8	7.1	718.9
Net performance revenues
Realized	423.7	10.6	434.3
Unrealized	348.2	58.0	406.2
Total net performance revenues	$771.9	$68.6	$840.5
Principal investment income (loss)
Realized	$42.0	$(90.2)	$(48.2)
Unrealized	100.5	(45.8)	54.7
Total principal investment income (loss)	$142.5	$(136.0)	$6.5

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

14. Subsequent Events
Distributions
In October 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.42 per common unit to common unitholders of record at the close of business on November 13, 2018, payable on November 20, 2018.

In October 2018, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.367188 per Preferred Unit to preferred unitholders of record at the close of business on December 1, 2018, payable on December 17, 2018. See Note 12 for more information on the Preferred Units.

Acquisition of AAG

On October 10, 2018, a subsidiary of the Partnership entered into a securities purchase agreement with H&K AAG Holdings LLC (the “Seller”), pursuant to which the Partnership has agreed to acquire Apollo Aviation Group (“AAG”) from Seller. The transaction is expected to close by January 31, 2019. At closing, the Partnership will consolidate the financial position and results of operations of AAG within Carlyle's Global Credit segment, operating as Carlyle Aviation Partners Ltd., and will account for this transaction as a business combination.

AAG is a Miami, Florida-based multi-strategy investment manager that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. AAG has $5.6 billion in assets under management with an investor base that is predominantly institutional, including public and private pension funds, family offices and endowments. In connection with the acquisition of AAG, the Partnership, acting through one of its subsidiaries, has entered into employment agreements with the founders to provide expertise in commercial aviation aircraft financing and investment and investment management services related to the commercial aviation industry.

Pursuant to the securities purchase agreement, the Partnership will acquire 100% of the equity interests in AAG, which will entitle the Partnership to 100% of the management fee-related revenues and advisory fee-related revenues of AAG and its subsidiaries. The Partnership will also be entitled to 55% of performance allocations of AAG, net of compensation to its founders, employees and service providers. In consideration for acquiring 100% of the equity interests in AAG, the Partnership has agreed to pay to the Seller (i) at the closing of the acquisition, subject to customary adjustments for cash, debt, working capital and transaction expenses, $75 million and (ii) subject to AAG achieving certain performance targets during 2020 through 2025, up to $150 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2018 and December 31, 2017 and results of operations for the three and nine months ended September 30, 2018 and 2017. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,238.2	$—	$—	$1,238.2
Cash and cash equivalents held at Consolidated Funds	—	241.8	—	241.8
Restricted cash	1.4	—	—	1.4
Corporate treasury investments	224.0	—	—	224.0
Investments, including performance allocations of $3,952.7 million	6,051.1	—	(242.8)	5,808.3
Investments of Consolidated Funds	—	5,095.4	—	5,095.4
Due from affiliates and other receivables, net	328.1	—	(6.3)	321.8
Due from affiliates and other receivables of Consolidated Funds, net	—	132.6	—	132.6
Fixed assets, net	93.4	—	—	93.4
Deposits and other	62.8	—	—	62.8
Intangible assets, net	27.2	—	—	27.2
Deferred tax assets	186.8	—	—	186.8
Total assets	$8,213.0	$5,469.8	$(249.1)	$13,433.7
Liabilities and partners’ capital
Debt obligations	$1,558.4	$—	$—	$1,558.4
Loans payable of Consolidated Funds	—	4,774.6	—	4,774.6
Accounts payable, accrued expenses and other liabilities	475.7	—	—	475.7
Accrued compensation and benefits	2,532.0	—	—	2,532.0
Due to affiliates	160.7	—	—	160.7
Deferred revenue	266.5	—	—	266.5
Deferred tax liabilities	78.0	—	—	78.0
Other liabilities of Consolidated Funds	—	445.4	—	445.4
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	5,134.5	5,220.0	—	10,354.5
Series A preferred units	387.5	—	—	387.5
Partners’ capital	741.0	75.9	(75.9)	741.0
Accumulated other comprehensive loss	(82.6)	2.0	(3.2)	(83.8)
Non-controlling interests in consolidated entities	374.0	4.3	—	378.3
Non-controlling interests in Carlyle Holdings	1,658.6	167.6	(170.0)	1,656.2
Total partners’ capital	3,078.5	249.8	(249.1)	3,079.2
Total liabilities and partners’ capital	$8,213.0	$5,469.8	$(249.1)	$13,433.7

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$335.2	$—	$(6.4)	$328.8
Incentive fees	6.8	—	—	6.8
Investment income (loss)
Performance allocations
Realized	266.6	—	—	266.6
Unrealized	(52.4)	—	—	(52.4)
Principal investment income
Realized	31.2	—	(0.5)	30.7
Unrealized	17.6	—	(3.9)	13.7
Total investment income	263.0	—	(4.4)	258.6
Interest and other income	30.9	—	(6.5)	24.4
Interest and other income of Consolidated Funds	—	60.5	—	60.5
Total revenues	635.9	60.5	(17.3)	679.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	186.6	—	—	186.6
Equity-based compensation	49.7	—	—	49.7
Performance allocations and incentive fee related compensation
Realized	134.5	—	—	134.5
Unrealized	11.5	—	—	11.5
Total compensation and benefits	382.3	—	—	382.3
General, administrative and other expenses	166.2	—	—	166.2
Interest	26.3	—	—	26.3
Interest and other expenses of Consolidated Funds	—	51.0	(10.5)	40.5
Other non-operating expenses	0.3	—	—	0.3
Total expenses	575.1	51.0	(10.5)	615.6
Other loss
Net investment losses of Consolidated Funds	—	(2.9)	—	(2.9)
Income before provision for income taxes	60.8	6.6	(6.8)	60.6
Provision for income taxes	17.4	—	—	17.4
Net income	43.4	6.6	(6.8)	43.2
Net income attributable to non-controlling interests in consolidated entities	14.7	—	(0.2)	14.5
Net income attributable to Carlyle Holdings	28.7	6.6	(6.6)	28.7
Net income attributable to non-controlling interests in Carlyle Holdings	11.2	—	—	11.2
Net income attributable to The Carlyle Group L.P.	17.5	6.6	(6.6)	17.5
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$11.6	$6.6	$(6.6)	$11.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$912.9	$—	$(18.3)	$894.6
Incentive fees	20.5	—	—	20.5
Investment income (loss)
Performance allocations
Realized	584.6	—	—	584.6
Unrealized	362.8	—	—	362.8
Principal investment income
Realized	100.2	—	(5.7)	94.5
Unrealized	97.2	—	(15.0)	82.2
Total investment income	1,144.8	—	(20.7)	1,124.1
Interest and other income	92.9	—	(18.0)	74.9
Interest and other income of Consolidated Funds	—	161.4	—	161.4
Total revenues	2,171.1	161.4	(57.0)	2,275.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	549.9	—	—	549.9
Equity-based compensation	199.5	—	—	199.5
Performance allocations and incentive fee related compensation
Realized	294.6	—	—	294.6
Unrealized	231.4	—	—	231.4
Total compensation and benefits	1,275.4	—	—	1,275.4
General, administrative and other expenses	388.0	—	—	388.0
Interest	62.6	—	—	62.6
Interest and other expenses of Consolidated Funds	—	157.3	(35.6)	121.7
Other non-operating expenses	0.9	—	—	0.9
Total expenses	1,726.9	157.3	(35.6)	1,848.6
Other loss
Net investment losses of Consolidated Funds	—	12.0	—	12.0
Income before provision for income taxes	444.2	16.1	(21.4)	438.9
Provision for income taxes	36.8	—	—	36.8
Net income	407.4	16.1	(21.4)	402.1
Net income attributable to non-controlling interests in consolidated entities	47.5	—	(5.3)	42.2
Net income attributable to Carlyle Holdings	359.9	16.1	(16.1)	359.9
Net income attributable to non-controlling interests in Carlyle Holdings	233.3	—	—	233.3
Net income attributable to The Carlyle Group L.P.	126.6	16.1	(16.1)	126.6
Net income attributable to Series A Preferred Unitholders	17.7	—	—	17.7
Net income attributable to The Carlyle Group L.P. Common Unitholders	$108.9	$16.1	$(16.1)	$108.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$267.5	$—	$(5.0)	$262.5
Incentive fees	10.9	—	(0.5)	10.4
Investment income (loss)
Performance allocations
Realized	401.4	—	—	401.4
Unrealized	(126.2)	—	—	(126.2)
Principal investment income
Realized	15.4	—	0.1	15.5
Unrealized	26.1	—	(4.4)	21.7
Total investment income	316.7	—	(4.3)	312.4
Interest and other income	18.0	—	(8.1)	9.9
Interest and other income of Consolidated Funds	—	44.7	—	44.7
Total revenues	613.1	44.7	(17.9)	639.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	174.1	—	—	174.1
Equity-based compensation	81.0	—	—	81.0
Performance allocations and incentive fee related compensation
Realized	189.4	—	—	189.4
Unrealized	(51.8)	—	—	(51.8)
Total compensation and benefits	392.7	—	—	392.7
General, administrative and other expenses	(18.7)	—	—	(18.7)
Interest	16.9	—	—	16.9
Interest and other expenses of Consolidated Funds	—	52.3	(15.1)	37.2
Interest and other expenses of a real estate VIE and loss on deconsolidation	64.5	—	—	64.5
Total expenses	455.4	52.3	(15.1)	492.6
Other income
Net investment gains of Consolidated Funds	—	18.6	—	18.6
Income before provision for income taxes	157.7	11.0	(2.8)	165.9
Benefit for income taxes	(1.3)	—	—	(1.3)
Net income	159.0	11.0	(2.8)	167.2
Net income attributable to non-controlling interests in consolidated entities	19.4	—	8.2	27.6
Net income attributable to Carlyle Holdings	139.6	11.0	(11.0)	139.6
Net income attributable to non-controlling interests in Carlyle Holdings	95.0	—	—	95.0
Net income attributable to The Carlyle Group L.P.	$44.6	$11.0	$(11.0)	$44.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017 (As Adjusted)
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$761.2	$—	$(13.6)	$747.6
Incentive fees	29.6	—	(2.5)	27.1
Investment income (loss)
Performance allocations
Realized	825.6	—	—	825.6
Unrealized	658.1	—	—	658.1
Principal investment income
Realized	42.6	—	(0.6)	42.0
Unrealized	105.5	—	(5.0)	100.5
Total investment income	1,631.8	—	(5.6)	1,626.2
Interest and other income	44.2	—	(18.3)	25.9
Interest and other income of Consolidated Funds	—	132.6	—	132.6
Revenue of a real estate VIE	109.0	—	—	109.0
Total revenues	2,575.8	132.6	(40.0)	2,668.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	471.1	—	—	471.1
Equity-based compensation	241.8	—	—	241.8
Performance allocations and incentive fee related compensation
Realized	401.9	—	—	401.9
Unrealized	309.9	—	—	309.9
Total compensation and benefits	1,424.7	—	—	1,424.7
General, administrative and other expenses	170.9	—	—	170.9
Interest	48.4	—	—	48.4
Interest and other expenses of Consolidated Funds	—	197.2	(36.3)	160.9
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	—	—	202.5
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,846.6	197.2	(36.3)	2,007.5
Other income
Net investment gains of Consolidated Funds	—	76.4	—	76.4
Income before provision for income taxes	729.2	11.8	(3.7)	737.3
Provision for income taxes	17.7	—	—	17.7
Net income	711.5	11.8	(3.7)	719.6
Net income attributable to non-controlling interests in consolidated entities	39.3	—	8.1	47.4
Net income attributable to Carlyle Holdings	672.2	11.8	(11.8)	672.2
Net income attributable to non-controlling interests in Carlyle Holdings	487.0	—	—	487.0
Net income attributable to The Carlyle Group L.P.	$185.2	$11.8	$(11.8)	$185.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities
Net income	$407.4	$711.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34.3	30.9
Equity-based compensation	199.5	241.8
Non-cash performance allocations and incentive fees	(225.9)	(561.5)
Other non-cash amounts	3.7	(8.2)
Principal investment income	(179.1)	(129.5)
Purchases of investments	(419.2)	(445.0)
Proceeds from the sale of investments	593.1	302.7
Payments of contingent consideration	(37.5)	(22.5)
Deconsolidation of Claren Road	—	(23.3)
Deconsolidation of Urbplan (see Note 15)	—	14.0
Change in deferred taxes, net	1.4	(8.7)
Change in due from affiliates and other receivables	(2.8)	(78.8)
Change in receivables and inventory of a real estate VIE	—	(14.5)
Change in deposits and other	(17.9)	(7.1)
Change in other assets of a real estate VIE	—	1.6
Change in accounts payable, accrued expenses and other liabilities	115.3	1.9
Change in accrued compensation and benefits	132.8	42.2
Change in due to affiliates	(39.3)	15.0
Change in other liabilities of a real estate VIE	—	47.9
Change in deferred revenue	185.7	178.6
Net cash provided by operating activities	751.5	289.0
Cash flows from investing activities
Purchases of fixed assets, net	(20.1)	(26.0)
Net cash used in investing activities	(20.1)	(26.0)
Cash flows from financing activities
Proceeds from issuance of preferred units	—	387.6
Borrowings under credit facility	—	250.0
Repayments under credit facility	—	(250.0)
Issuance of 5.650% senior notes due 2048, net of financing costs	346.6	—
Repurchase of 3.875% senior notes due 2023	(254.8)	—
Payments on debt obligations	(149.8)	(15.0)
Proceeds from debt obligations	40.8	202.6
Net payments on loans payable of a real estate VIE	—	(14.3)
Payments of contingent consideration	—	(0.4)
Distributions to common unitholders	(84.3)	(63.0)
Distributions to preferred unitholders	(17.7)	—
Distributions to non-controlling interest holders in Carlyle Holdings	(191.7)	(163.1)
Contributions from non-controlling interest holders	17.6	87.7
Distributions to non-controlling interest holders	(69.4)	(74.0)
Common units repurchased	(87.5)	(0.2)
Change in due to/from affiliates financing activities	(58.5)	38.5
Net cash (used in) provided by financing activities	(508.7)	386.4
Effect of foreign exchange rate changes	(11.9)	31.9
Increase in cash, cash equivalents and restricted cash	210.8	681.3
Cash, cash equivalents and restricted cash, beginning of period	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$1,239.6	$1,365.3

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,238.2	$1,355.7
Restricted cash	1.4	9.6
Total cash, cash equivalents and restricted cash, end of period	$1,239.6	$1,365.3

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 24 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2018, our Corporate Private Equity segment had $82 billion in AUM and $56 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eleven U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our international energy fund, as well as our three Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes four NGP management fee funds and four carry funds advised by NGP. As of September 30, 2018, our Real Assets segment had $46 billion in AUM and $32 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 57 funds that pursue investment opportunities across structured credit, direct lending, distressed credit, energy credit, and opportunistic credit. As of September 30, 2018, our Global Credit segment had $37 billion in AUM and $30 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 221 fund vehicles. As of September 30, 2018, our Investment Solutions segment had $47 billion in AUM and $29 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP management fee funds), assets under management (in the case of structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of September 30, 2018. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$17.5 bn	2012-2018	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.5 bn	2006-2018	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$838 mm	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$445 mm	2015	CRP IV	$950 mm	2005
CGFSP III	$885 mm	2018	Direct Lending			CRP III	$564 mm	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$1.1 bn	2017	CPI[2]	$1.9 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.1 bn	2013	International Real Estate
CEP V	€5.0 bn	2018	Corporate Mezzanine Carry Fund			CER	€478 mm	2017
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CAREP II	$486 mm	2008
CEP III	€5.3 bn	2007	Opportunistic Credit Carry Fund			CEREP III	€2.2 bn	2007
CEP II	€1.8 bn	2003	CCOF	$950 mm	2017	Natural Resources Funds
Carlyle Asia Partners			Energy Credit Carry Funds			NGP Energy Carry Funds
CAP V	$6.6 bn	2018	CEMOF II	$2.8 bn	2015	NGP XII	$3.2 bn	2017
CBPF II	RMB 1.5 bn	2017	CEMOF I	$1.4 bn	2011	NGP XI	$5.3 bn	2014
CAP IV	$3.9 bn	2014	Distressed Credit Carry Funds			NGP X	$3.6 bn	2012
CBPF I	RMB 2.0 bn	2010	CSP IV	$2.5 bn	2016	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP III	$703 mm	2011	NGP GAP	$402 mm	2014
CAP II	$1.8 bn	2006	CSP II	$1.4 bn	2007	NGP Management Fee Funds
Carlyle Japan Partners						Various[3]	$7.0 bn	2004-2008
CJP III	¥119.5 bn	2013				International Energy Carry Fund
CJP II	¥165.6 bn	2006	Investment Solutions			CIEP I	$2.5 bn	2013
Carlyle Global Partners			AlpInvest			Infrastructure Carry Funds
CGP	$3.6 bn	2015	Fund of Private Equity Funds			CGIOF	$1.1 bn	2018
Carlyle MENA Partners			77 vehicles	€42.7 bn	2000-2018	CIP I	$1.1 bn	2006
MENA I	$471 mm	2008	Secondary Investments			Power Carry Funds
Carlyle South American Buyout Fund			55 vehicles	€15.4 bn	2002-2018	CPP II	$1.5 bn	2014
CSABF I	$776 mm	2009	Co-Investments			CPOCP	$478 mm	2013
Carlyle Sub-Saharan Africa Fund			57 vehicles	€15.4 bn	2000-2018	Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Metropolitan Real Estate			Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Real Estate Fund of Funds			Energy IV	$6.0 bn	2008
CPF I	$308 mm	2012	32 vehicles	$4.4 bn	2002-2018	Energy III	$3.8 bn	2005
Growth Carry Funds						Carlyle/Riverstone Renewable Energy
Carlyle U.S. Venture/Growth Partners						Renew II	$3.4 bn	2008
CEOF II	$2.4 bn	2015
CEOF I	$1.1 bn	2011
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$339 mm	2017
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of September 30, 2018 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.  In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial investment or called capital for investments or fees.

(1)	Amounts represent gross assets plus any available capital as of September 30, 2018.

(2)	Amounts represent Total AUM as of September 30, 2018.

(3)	Includes NGP M&R, NGP ETP II, NGP VIII and NGP IX.

Trends Affecting our Business

While the global economy continues to expand at an annual rate of close to 4%, divergence remains the key theme. Over the past year, the U.S. economy has strengthened while growth elsewhere has generally slowed. On a global basis, corporate earnings continued to grow during the quarter, but the pace of growth decelerated from earlier in the year. Over the most recent 12-month period, weighted average earnings before interest, tax, depreciation and amortization (EBITDA) across our global corporate private equity portfolio increased by 10.1%, but the pace of EBITDA growth was slower than observed in the early part of 2018 due to the impact of a stronger dollar and somewhat slower growth in Asia.
To date, the tariffs and ongoing trade disputes between the U.S. and China appear to be having a larger impact on China than the U.S., particularly in terms of consumer and business confidence. China has faced visible weakness in consumer spending growth, with much of the deceleration attributable to the sizable drop in the Shanghai Composite stock index, flat property prices, and heightened concerns about the impact of tariffs. Our estimates of trend growth in China’s GDP and retail sales, based on our proprietary portfolio company data, have both declined to multi-year lows. Additional tariffs or worsening of the current trade disputes could negatively impact the overall global economy by depressing consumer and business sentiment.
Global stock markets largely reflect the divergence in national economies. Since the end of January through October 25, the S&P 500 has declined by just 4% while the Shanghai Composite and EuroSTOXX 600 indices were down 25% and 10%, respectively. Stronger U.S. growth has increased risks elsewhere in the world by placing upward pressure on U.S. interest rates and the foreign exchange value of the dollar, which has risen by nearly 10% on a trade-weighted basis since the end of January. In general, a stronger dollar relative to other global currencies tightens financial conditions as central banks raise rates in an attempt to prop up their currencies and stem inflation, raises the cost of imported fuel and components, and increases default risks on dollar-denominated debt owed by businesses who earn revenues in emerging market currencies. By reducing the domestic value of foreign sales and earnings, a stronger dollar could also slow the growth of corporate profits in the U.S.
Futures markets currently anticipate an additional Federal Reserve interest rate hike in 2018 and two additional increases in 2019. While Federal Reserve policy cannot be known with any certainty in advance, just the prospect of even more rate hikes jolted financial markets at the start of October 2018. In the first week of October 2018, longer-term bonds (i.e. those with maturities greater than 10 years) declined in value by 5%, with the 10-year Treasury yield reaching 3.23%, its highest level since 2011. While still decidedly late cycle, the yield curve has steepened as a result, with the spread between 10-year and 2-year yields rising to 30 basis points as of October 18, from the cyclical low of 18 basis points reached in August.
The combined effect of tariffs, the rebound in commodity prices, and tightness in parts of the labor market could raise production costs and exert downward pressure on corporate margins. The market volatility in Asia affected our overall portfolio appreciation and contributed to our lower appreciation during the third quarter. If the volatility persists, it could continue to negatively affect our portfolio valuations into the fourth quarter as well.
In the third quarter of 2018, credit remained readily available on reasonable terms for our firm and our portfolio companies. In the third quarter, we issued $350 million of 5.650% senior notes due 2048, repurchased $250 million of our outstanding 3.875% senior notes due 2023 and prepaid the $108.8 million amount outstanding under the promissory note we previously issued to Barclays Natural Resource Investments. In addition, the prospect of continued interest rate hikes has increased the relative appeal of leveraged loans, which offer a floating rate. While high-yield bond funds posted a small inflow for the third quarter, year-to-date outflows stand at $23.2 billion. By contrast, loan funds have posted year-to-date inflows in excess of $15.6 billion. Although interest rate risk has caused increased volatility in the market, we still anticipate that credit will remain available on reasonable terms moving into 2019.
Since the third quarter of 2017, our overall carry fund portfolio has appreciated by 17%. Our overall carry fund portfolio appreciated by 3% in the third quarter of 2018, but was tempered by 1% appreciation in our Corporate Private Equity funds due to a decline in the value of investments in our Asia Buyout and Growth investment funds. Our Real Asset funds appreciated by 3% driven by investment-specific strength in certain real estate and energy funds, and our Global Credit carry funds appreciated by 1%. Appreciation in Investment Solutions was 5% in the third quarter. The current macroeconomic environment continues to support record levels of private equity fundraising globally.
We activated management fees on our latest U.S. buyout and Asia buyout funds in the second quarter, and the full impact of those fees in the third quarter drove Fee Related Earnings higher. We raised $6 billion of new capital in the third quarter, reaching 83% of our four-year $100 billion fundraising target, which we expect to achieve or exceed during 2019. Pending Fee Earning AUM, which is capital that we have raised, but on which we have not yet activated fees, increased to

$11.4 billion at September 30, 2018, up from $10.1 billion at the prior quarter end. About half of this Pending Fee Earning AUM is attributable to fundraising for our latest Europe buyout fund, for which fees were activated at the beginning of the fourth quarter. While we expect additional funds to launch over the next several quarters, we also expect our overall fundraising pace to decelerate as we complete fundraising for our latest vintage large buyout funds.
The investment environment remains challenging, driven by a high level of competition and high valuations. Our experienced investment teams across the globe continue to pursue investments where we can leverage our competitive advantages, sector expertise and global One Carlyle platform, while still maintaining our rigorous standards for anticipated investment returns. During the third quarter, our carry funds invested $3.3 billion in new or follow-on transactions, and have invested approximately $18 billion over the last twelve months. We generated $6.4 billion in realized proceeds from our carry funds in the third quarter, and $27.1 billion over the last twelve months, in line with our annual average over the last several years. We continue to expect our 2018 realized net performance revenue to be lower than 2017. The generation of large buyout funds just finishing the investment period are performing well, and are currently accruing, but not yet realizing performance revenue. We expect realized net performance revenue to rebound as these funds mature further into the harvesting phase.
We are continuing our efforts to build a larger Global Credit business that leverages our existing platform and operations and extends our asset management capabilities. We recently announced our intention to acquire Apollo Aviation Group, a global commercial aviation investment and servicing firm, and announced that we are entering into a strategic asset management relationship with Fortitude Group Holdings, LLC, a provider of reinsurance, claims handling, and run-off management solutions for long-dated, complex risks to the global insurance industry. We believe that each of these transactions, once completed, will contribute to our plans to expand and grow our Global Credit business.

Recent Transactions

Distributions

In October 2018, the Board of Directors of our general partner declared a quarterly distribution of $0.42 per unit to common unitholders of record at the close of business on November 13, 2018, payable on November 20, 2018.

The Board of Directors of our general partner has declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on December 1, 2018, payable on December 17, 2018. Distributions are on the Preferred Units are discretionary and non-cumulative. See Note 12 of our unaudited condensed consolidated financial statements for more information on the Preferred Units.

Acquisition of AAG

On October 10, 2018, the Partnership agreed to acquire 100% of Apollo Aviation Group (“AAG”), a global commercial aviation investment and servicing firm with $5.6 billion in assets under management. Upon closing, AAG will be included within our Global Credit segment, operating as Carlyle Aviation Partners Ltd. The purchase price consists of a $75 million payment at closing and up to $150 million of earnout payments for performance periods from 2020 through 2025. The transaction is subject to customary conditions and is expected to close by January 31, 2019. See Note 14 of our unaudited condensed consolidated financial statements for more information.

New York Lease

On July 31, 2018, we entered into a new office lease in Midtown New York to provide for a more efficient and collaborative environment for our employees. We expect to relocate one of our existing New York City offices in either late 2020 or early 2021 to this new office space. In the third quarter of 2018, we incurred a charge of $63.5 million, including transaction costs, related to the assignment of an existing office lease in New York City. The charge is excluded from our non-GAAP results and is expected to be paid over approximately 15 years.

Investment in Fortitude Holdings

We expect to close on our 19.9% investment in Fortitude Holdings in Q4 2018. See Note 4 of our unaudited condensed consolidated financial statements for more information on this transaction.

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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $17.5 billion of Fee-earning AUM as of September 30, 2018 were approximately 19% of total management fees recognized during the three months ended September 30, 2018 and 12% of total management fees recognized during the nine months ended September 30, 2018. Management fees attributable to CP VI were approximately 15% of total management fees recognized during the three months ended September 30, 2017 and 16% of total management fees recognized during the nine months ended September 30, 2017. No other fund generated over 10% of total management fees in the periods presented.
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
Incentive Fees. Incentive fees consist of performance-based incentive arrangements pursuant to management contracts, primarily from certain of our Global Credit funds, when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved.
Investment Income. Investment income consists of our performance allocations as well as the realized and unrealized gains and losses resulting from our equity method investments and other principal investments.
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
Performance allocations in excess of 10% of the total for the three and nine months ended September 30, 2018 and 2017 were generated from the following funds:

Three Months Ended September 30,				Nine Months Ended September 30,
2018		2017		2018		2017
(Dollars in Millions)
AlpInvest Co- & Secondary Investments 2006-2008	$46.4	CP VI	$74.2	CP VI	$210.7	CP VI	$471.5
CP VI	46.0	CIEP	36.7	CEP IV	115.8	CP V	286.7
CP V	39.7	CP V	33.7	CP V	105.2	CAP IV	221.7
CRP VII	32.0	CEOF	(34.2)	CRP VII	111.1
CAP IV	(89.2)			CAP IV	(133.9)
No other fund generated over 10% of performance allocations in the periods presented above.
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020, except in certain instances, and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2018 and 2017, the reversals of performance allocations were $103.8 million and $60.7 million, respectively. For the nine months ended September 30, 2018 and 2017, the reversals of performance allocations were $181.5 million and $90.0 million, respectively.
As of September 30, 2018, accrued performance allocations and accrued giveback obligations were approximately $4.0 billion and $63.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2018 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of September 30, 2018, approximately $36.0 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of September 30, 2018 are $1.9 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2018, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.7 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have realized a total of approximately $172.6 million in aggregate giveback obligations. Approximately $36.5 million of the $172.6 million in aggregate realized giveback obligations was attributable to Carlyle Holdings. The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership's portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distribution to common unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund's life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2018 (amounts in millions):

	As of September 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$2,881	$5,505	$320	$1,071	$9,777
Level II	183	78	394	96	751
Level III	38,237	24,019	29,597	29,155	121,008
Fair Value of Investments	41,301	29,602	30,311	30,322	131,536
Available Capital	40,337	16,385	7,094	16,952	80,768
Total AUM	$81,638	$45,987	$37,405	$47,274	$212,304

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

We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, advisors, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior Carlyle professionals, advisors, and operating executives. Therefore, for any given period, the ratio of performance allocations and incentive fee compensation to performance allocations and incentive fee revenue may vary based on the funds generating the performance allocations and incentive fee revenue for that period and their particular allocation percentages.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2018, our U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2010 to 2017. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.

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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2018	2017
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$63,231	$60,065
Fee-earning AUM based on invested capital (2)	40,208	21,252
Fee-earning AUM based on collateral balances, at par (3)	21,013	17,647
Fee-earning AUM based on net asset value (4)	2,485	1,518
Fee-earning AUM based on lower of cost or fair value and other (5)	20,464	21,299
Balance, End of Period (6) (7)	$147,401	$121,781

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of certain carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of September 30, 2018, the Legacy Energy Funds had, in the aggregate, approximately $4.6 billion in AUM and $3.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $11 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$146,477	$116,134	$124,595	$114,994
Inflows, including Fee-paying Commitments (1)	2,420	7,708	30,911	12,747
Outflows, including Distributions (2)	(2,498)	(3,590)	(9,567)	(9,751)
Changes in CLO collateral balances (3)	1,001	332	2,601	(17)
Market Appreciation/(Depreciation) (4)	107	(65)	85	(220)
Foreign Exchange and other (5)	(106)	1,262	(1,224)	4,028
Balance, End of Period	$147,401	$121,781	$147,401	$121,781

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and the NGP management fee funds outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include funds raised of $11 billion and $5 billion as of September 30, 2018 and 2017, respectively, which are not yet earning fees.

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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$209,742	$195,061
New Commitments (1)	5,979	25,792
Outflows (2)	(6,132)	(18,424)
Market Appreciation/(Depreciation) (3)	3,453	12,468
Foreign Exchange Gain/(Loss) (4)	(391)	(2,141)
Other (5)	(347)	(452)
Balance, End of Period	$212,304	$212,304

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q3 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
Appreciation/Depreciation
15%
10%
5%
0%

Q3 2017
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
15%
10%
5%
0%

YTD 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
Appreciation/Depreciation
30%
25%
20%
15%
10%
5%
0%

YTD 2017
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
30%
25%
20%
15%
10%
5%
0%

(1)	Reflects carry funds only. Appreciation/Depreciation is fund only, and excludes the impact of external co-investment.

(2)
For Carlyle returns, “Appreciation/Depreciation” represents realized and unrealized gain / loss for the period on a total return basis before fees and expenses. The percentage of return is calculated as the sum of ending remaining investment fair market value (“FMV”) and net investment outflow (sales proceeds less net purchases) less beginning remaining investment FMV divided by beginning remaining investment FMV.

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 12% of remaining fair value at 9/30/2018 and 14% of remaining fair value at 9/30/2017. For Q3 2018, public investments depreciated 3% while private investments appreciated 3%, compared to 2% public appreciation and 3% private appreciation for Q3 2017. For YTD 2018, public investments appreciated 4% while private investments appreciated 10%, compared to 18% public appreciation and 19% private appreciation for the comparable prior YTD period. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

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
As of September 30, 2018, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees and investment income for both the three and nine months ended September 30, 2018.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2018, our consolidated CLOs held approximately $5.3 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (As Adjusted)	2018	2017 (As Adjusted)
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$328.8	$262.5	$894.6	$747.6
Incentive fees	6.8	10.4	20.5	27.1
Investment income
Performance allocations
Realized	266.6	401.4	584.6	825.6
Unrealized	(52.4)	(126.2)	362.8	658.1
Principal investment income
Realized	30.7	15.5	94.5	42.0
Unrealized	13.7	21.7	82.2	100.5
Total investment income	258.6	312.4	1,124.1	1,626.2
Interest and other income	24.4	9.9	74.9	25.9
Interest and other income of Consolidated Funds	60.5	44.7	161.4	132.6
Revenue of a real estate VIE	—	—	—	109.0
Total revenues	679.1	639.9	2,275.5	2,668.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	186.6	174.1	549.9	471.1
Equity-based compensation	49.7	81.0	199.5	241.8
Performance allocations and incentive fee related compensation
Realized	134.5	189.4	294.6	401.9
Unrealized	11.5	(51.8)	231.4	309.9
Total compensation and benefits	382.3	392.7	1,275.4	1,424.7
General, administrative and other expenses	166.2	(18.7)	388.0	170.9
Interest	26.3	16.9	62.6	48.4
Interest and other expenses of Consolidated Funds	40.5	37.2	121.7	160.9
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	64.5	—	202.5
Other non-operating expenses	0.3	—	0.9	0.1
Total expenses	615.6	492.6	1,848.6	2,007.5
Other income
Net investment gains (losses) of Consolidated Funds	(2.9)	18.6	12.0	76.4
Income before provision for income taxes	60.6	165.9	438.9	737.3
Provision (benefit) for income taxes	17.4	(1.3)	36.8	17.7
Net income	43.2	167.2	402.1	719.6
Net income attributable to non-controlling interests in consolidated entities	14.5	27.6	42.2	47.4
Net income attributable to Carlyle Holdings	28.7	139.6	359.9	672.2
Net income attributable to non-controlling interests in Carlyle Holdings	11.2	95.0	233.3	487.0
Net income attributable to The Carlyle Group L.P.	17.5	44.6	126.6	185.2
Net income attributable to Series A Preferred Unitholders	5.9	—	17.7	—
Net income attributable to The Carlyle Group L.P. common unitholders	$11.6	$44.6	$108.9	$185.2

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.11	$0.47	$1.06	$2.06
Diluted	$0.10	$0.43	$0.96	$1.90
Weighted-average common units
Basic	105,560,193	95,198,102	102,936,949	89,815,112
Diluted	346,930,017	334,392,424	112,851,327	97,538,190

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues
Total revenues increased $39.2 million, or 6.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $392.9 million, or 15% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Total Revenues, September 30, 2017	$639.9	$2,668.4
Increases (Decreases):
Increase in fund management fees	66.3	147.0
Decrease in incentive fees	(3.6)	(6.6)
Decrease in investment income, including performance allocations	(53.8)	(502.1)
Increase in interest and other income	14.5	49.0
Increase in interest and other income of Consolidated Funds	15.8	28.8
Decrease in revenue from a real estate VIE	—	(109.0)
Total increase (decrease)	39.2	(392.9)
Total Revenues, September 30, 2018	$679.1	$2,275.5
Fund Management Fees. Fund management fees increased $66.3 million, or 25.3%, to $328.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $147.0 million, or 20%, to $894.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$104.1	$222.6
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(41.4)	(77.3)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	6.1	9.9
Lower transaction and portfolio advisory fees	(2.5)	(6.7)
All other changes	—	(1.5)
Total increase in fund management fees	$66.3	$147.0
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $7.7 million and $10.2 million for the three months ended September 30, 2018 and 2017, respectively, and $21.3 million and $28.0 million for the nine months ended September 30, 2018 and 2017, respectively. The $6.7 million decrease in transaction and portfolio advisory fees for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 resulted primarily from transaction fees earned related to investments in one of our U.S. buyout funds in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018.

Investment Income. Investment income decreased $53.8 million to $258.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $502.1 million to $1,124.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Decrease in performance allocations, excluding NGP	$(61.0)	$(536.3)
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	12.0	24.1
Absence in 2018 of investment expenses related to Q1 2017 amended NGP agreements	—	20.8
Decrease in investment income from our buyout and growth funds	(4.9)	(13.2)
Decrease in losses on foreign currency derivatives	3.0	7.4
Increase in investment income from our real assets funds, excluding NGP	(1.6)	2.2
Increase (Decrease) in investment income from our distressed debt funds and energy mezzanine funds	0.6	(10.6)
Decrease in investment income from CLOs	(1.2)	(0.5)
All other changes	(0.7)	4.0
Total decrease in investment income	$(53.8)	$(502.1)
Performance Allocations. Performance allocations decreased $61.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $536.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in performance allocations for both periods was primarily due to lower appreciation in our Corporate Private Equity segment. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2018 and 2017 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Millions)
Corporate Private Equity	$52.2	$159.6	$520.8	$1,147.4
Real Assets	58.2	74.5	193.3	214.0
Global Credit	(0.5)	6.8	14.4	23.7
Investment Solutions	104.3	34.3	218.9	98.6
Total performance allocations	$214.2	$275.2	$947.4	$1,483.7

Total carry fund appreciation	3%	3%	12%	14%
Approximately $74.9 million of our performance allocations for the three months ended September 30, 2018 were related to AlpInvest Co- & Secondary Investments 2006-2008, CP VI, CP V, CRP VII and CAP IV, while approximately $110.4 million of our performance allocations for the three months ended September 30, 2017 were related to CP VI, CIEP, CP V, and CEOF. Approximately $408.9 million of our performance allocations for the nine months ended September 30, 2018 were related to CP VI, CEP IV, CP V, CRP VII and CAP IV while approximately $979.9 million of our performance allocations for the nine months ended September 30, 2017 were related to CP VI, CP V, and CAP IV.

While the global economy continues to expand at an annual rate of close to 4%, divergence remains the key theme. Over the past year, the U.S. economy has strengthened while growth elsewhere has generally slowed. On a global basis, corporate earnings continued to grow during the quarter, but the pace of growth decelerated from earlier in the year. Over the most recent 12-month period, weighted average earnings before interest, tax, depreciation and amortization (EBITDA) across our global portfolio increased by 10.1%, but the pace of EBITDA growth was slower than observed in the early part of 2018 due to the impact of a stronger dollar and somewhat slower growth in Asia. To date, the tariffs and ongoing trade disputes between the U.S. and China appear to be having a larger impact on China than the U.S., particularly in terms of consumer and business confidence. Additional tariffs or worsening of the current trade disputes could negatively impact the overall global economy by depressing consumer and business sentiment. Global stock markets largely reflect the divergence in national economies. Since the end of January through October 25, the S&P 500 has declined by just 4% while the Shanghai Composite and EuroSTOXX 600 indices were down 25% and 10%, respectively. In addition, the combined effect of tariffs, the rebound in commodity prices, and tightness in parts of the labor market could raise production costs and exert downward pressure on corporate margins. The market volatility in Asia affected our overall portfolio appreciation and contributed to our lower appreciation during the third quarter. If the volatility persists, it could continue to negatively affect our portfolio valuations into the fourth quarter as well. In the third quarter of 2018, credit remained readily available on reasonable terms for our firm and our portfolio companies. Since the third quarter of 2017, our overall carry fund portfolio has appreciated by 17%. Our overall carry fund portfolio appreciated by 3% in the third quarter of 2018, but was tempered by 1% appreciation in our Corporate Private Equity funds due to a decline in the value of investments in our Asia Buyout and Growth investment funds. Our Real Asset funds appreciated by 3% driven by investment-specific strength in certain real estate and energy funds, and our Global Credit carry funds appreciated by 1%. Appreciation in Investment Solutions was 5% in the third quarter.

Interest and Other Income. Interest and other income increased $14.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $49.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Increases for both periods were primarily as a result of increased interest income related to our CLOs and certain money market accounts. In addition, contributing to the increase was the Partnership's adoption of the revenue recognition standard, ASU 2014-9, on January 1, 2018. As part of the adoption, the reimbursement of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our unaudited condensed consolidated statements of operations are presented gross beginning on January 1, 2018. For the three and nine months ended September 30, 2018, these costs were approximately $6.7 million and $21.0 million, respectively, and are presented in interest and other income and general, administrative and other expenses in our unaudited condensed consolidated statements of operations. See Note 2 to our unaudited condensed consolidated financial statements for more information on the adoption of the revenue recognition standard.

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

Interest and other income of Consolidated Funds increased $15.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $28.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Substantially all of the increase in interest and other income of Consolidated Funds for both periods relates to increased interest income from CLOs.
Revenue of a Real Estate VIE. Revenue of a real estate VIE was $109.0 million for the nine months ended September 30, 2017. There was no revenue recognized for the three and nine months ended September 30, 2018 or the three months ended September 30, 2017 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction.
The revenue for the nine months ended September 30, 2017 consisted of amounts recognized as a result of the completion of land development projects during the period and investment income earned on Urbplan's investments. Urbplan recognized revenue during the nine months ended September 30, 2017 using the completed contract method of accounting. This accounting method required Urbplan to recognize revenue in the period in which the land development services contract was completed.

Expenses
Total expenses increased $123.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $158.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Total Expenses, September 30, 2017	$492.6	$2,007.5
Increases (Decreases):
Decrease in total compensation and benefits	(10.4)	(149.3)
Increase in general, administrative and other expenses	184.9	217.1
Increase (Decrease) in interest and other expenses of Consolidated Funds	3.3	(39.2)
Decrease in interest and other expenses of a real estate VIE and loss on deconsolidation	(64.5)	(202.5)
All other changes	9.7	15.0
Total increase (decrease)	123.0	(158.9)
Total Expenses, September 30, 2018	$615.6	$1,848.6

Total Compensation and Benefits. Total compensation and benefits decreased $10.4 million, or 2.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $149.3 million, or 10%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Increase in cash-based compensation and benefits	$12.5	$78.8
Decrease in equity-based compensation	(31.3)	(42.3)
Increase (Decrease) in performance allocations and incentive fee related compensation	8.4	(185.8)
Total decrease in total compensation and benefits	$(10.4)	$(149.3)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $12.5 million, or 7.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $78.8 million, or 17%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Increase in headcount and bonuses	$18.1	$82.5
Decrease in compensation costs associated with fundraising activities	(5.6)	(3.7)
Total increase in cash-based compensation and benefits	$12.5	$78.8
Equity-based Compensation. Equity-based compensation decreased $31.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $42.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in equity-based compensation for both periods was due primarily to the timing of the last vesting of awards related to our initial public offering in 2012 in

May 2018. This decrease is partially offset by the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018.

Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $8.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $185.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 68% and 56% for the three and nine months ended September 30, 2018, and 50% and 48% for the three and nine months ended September 30, 2017. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation. Performance allocations from our Investment Solutions segment increased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. Conversely, performance allocations from the Legacy Energy funds in the Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $184.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $217.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Reversal of reserve in 2017 related to the CCC litigation	$25.0	$25.0
Absence in 2018 of net insurance recoveries recognized for certain legal matters in 2017	74.0	68.1
Certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that are now presented on a gross basis as a result of the adoption of the new revenue recognition standard (See Note 2 to the unaudited condensed consolidated financial statements)	6.7	21.0
Lease assignment and termination costs	63.5	66.9
Higher professional fees and office expenses	15.2	2.8
Higher external fundraising costs	1.5	29.1
Foreign exchange and other changes	(1.0)	4.2
Total increase in general, administrative and other expenses	$184.9	$217.1
Interest. Interest increased $9.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased 14.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in interest for both periods is primarily related to the $7.8 million of costs upon early extinguishment of debt (most of which is included in interest expense). See Note 5 of our unaudited condensed consolidated financial statements for more information.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $3.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $39.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The variances are primarily related to interest expense on the consolidated CLOs.
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
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation was $64.5 million and $202.5 million for the three and nine months ended September

30, 2017, respectively. There were no expenses recognized for the three and nine months ended September 30, 2018 due to the deconsolidation of the VIE in the third quarter of 2017 when the Partnership disposed of its interest in Urbplan. See Note 15 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the disposal transaction.

Net Investment Gains of Consolidated Funds
For the three months ended September 30, 2018, net investment losses of Consolidated Funds were $2.9 million as compared to net investment gains of $18.6 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net investment gains of Consolidated Funds were $12.0 million as compared to net investment gains of $76.4 million for the nine months ended September 30, 2017. For both the three and nine months ended September 30, 2018 and 2017, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Realized losses	$(2.5)	$(3.3)	$(6.8)	$(9.1)
Net change in unrealized gains (losses)	(8.1)	0.8	(45.3)	36.2
Total gains (losses)	(10.6)	(2.5)	(52.1)	27.1
Gains from liabilities of CLOs	7.7	21.1	64.1	49.3
Total investment gains (losses) of Consolidated Funds	$(2.9)	$18.6	$12.0	$76.4
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $14.5 million for the three months ended September 30, 2018 as compared to $27.6 million for the three months ended September 30, 2017. Net income attributable to non-controlling interests in consolidated entities was $42.2 million for the nine months ended September 30, 2018 as compared to $47.4 million for the nine months ended September 30, 2017. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds' limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions as well as the allocation of Urbplan’s net losses that are attributable to non-controlling interests (for the nine months ended September 30, 2017 only).
Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $11.6 million for the three months ended September 30, 2018 as compared to $44.6 million for the three months ended September 30, 2017. The net income attributable to The Carlyle Group L.P. common unitholders was $108.9 million for the nine months ended September 30, 2018 as compared to $185.2 million for the nine months ended September 30, 2017. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 32% and 29% as of September 30, 2018 and 2017, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income (loss) attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(6.4) million and $(5.4) million for the three months ended September 30, 2018 and 2017, respectively, and $(5.8) million and $(2.5) million for the nine months ended September 30, 2018 and 2017, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2018 and 2017. The tables below show our total segment Economic Income which is the sum of Fee Related Earnings, Net Performance Revenues, Principal Investment Income (Loss), Reserve for Litigation and

Contingencies, Net Interest, and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Economic Income, Fee Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total Segment Revenues	$612.9	$547.5	$2,107.0	$2,407.7
Total Segment Expenses	502.3	344.8	1,555.3	1,504.8
Economic Income	$110.6	$202.7	$551.7	$902.9
(-) Net Performance Revenues	69.3	147.0	478.9	840.5
(-) Principal Investment Income	13.9	(35.3)	68.8	6.5
(+) Equity-based Compensation	51.7	30.4	139.4	97.2
(+) Net Interest	9.9	11.6	31.6	37.2
(+) Reserve for Litigation and Contingencies	—	(25.0)	—	(25.0)
(=) Fee Related Earnings	$89.0	$108.0	$175.0	$165.3
(+) Realized Net Performance Revenues	123.9	216.9	276.6	434.3
(+) Realized Principal Investment Income (Loss)	7.0	(53.4)	43.4	(48.2)
(+) Net Interest	(9.9)	(11.6)	(31.6)	(37.2)
(=) Distributable Earnings	$210.0	$259.9	$463.4	$514.2

The following table sets forth our total segment revenues for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$355.2	$278.4	$970.8	$791.2
Portfolio advisory fees, net	7.7	4.1	14.5	13.0
Transaction fees, net	—	6.1	6.8	15.0
Total fund level fee revenues	362.9	288.6	992.1	819.2
Performance revenues
Realized	260.2	411.0	570.7	846.7
Unrealized	(35.3)	(125.6)	441.1	712.7
Total performance revenues	224.9	285.4	1,011.8	1,559.4
Principal investment income (loss)
Realized	7.0	(53.4)	43.4	(48.2)
Unrealized	6.9	18.1	25.4	54.7
Total principal investment income	13.9	(35.3)	68.8	6.5
Interest income	9.1	5.4	23.7	11.2
Other income	2.1	3.4	10.6	11.4
Total Segment Revenues	$612.9	$547.5	$2,107.0	$2,407.7

The following table sets forth our total segment expenses for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$186.4	$177.3	$547.8	$477.6
Equity-based compensation	51.7	30.4	139.4	97.2
Performance revenues related compensation
Realized	136.3	194.1	294.1	412.4
Unrealized	19.3	(55.7)	238.8	306.5
Total compensation and benefits	393.7	346.1	1,220.1	1,293.7
General, administrative, and other indirect expenses	80.9	(26.5)	254.6	139.5
Depreciation and amortization expense	8.7	8.2	25.3	23.2
Interest expense	19.0	17.0	55.3	48.4
Total Segment Expenses	$502.3	$344.8	$1,555.3	$1,504.8

Income before provision for income taxes is the GAAP financial measure most comparable to economic income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Income before provision for income taxes	$60.6	$165.9	$438.9	$737.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	0.3	58.3	68.8	183.8
Acquisition related charges, including amortization of intangibles and impairment	2.4	7.2	16.2	25.2
Other non-operating expense	0.3	—	0.9	0.1
Tax expense associated with performance fee compensation	(12.7)	(1.7)	(11.0)	(7.0)
Net income attributable to non-controlling interests in consolidated entities	(14.5)	(27.6)	(42.2)	(47.4)
Lease assignment and termination costs	63.5	—	66.9	—
Debt extinguishment costs	7.8	—	7.8	—
Severance and other adjustments	2.9	0.6	5.4	10.9
Economic Income	$110.6	$202.7	$551.7	$902.9
(-) Net performance revenues(1)	69.3	147.0	478.9	840.5
(-) Principal investment income(1)	13.9	(35.3)	68.8	6.5
(+) Equity-based compensation	51.7	30.4	139.4	97.2
(+) Net Interest	9.9	11.6	31.6	37.2
(+) Reserve for Litigation and Contingencies	—	(25.0)	—	(25.0)
(=) Fee Related Earnings	$89.0	$108.0	$175.0	$165.3
(+) Realized net performance revenues(1)	123.9	216.9	276.6	434.3
(+) Realized principal investment income (loss)(1)	7.0	(53.4)	43.4	(48.2)
(+) Net Interest	(9.9)	(11.6)	(31.6)	(37.2)
(=) Distributable Earnings	$210.0	$259.9	$463.4	$514.2

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$266.6	$(6.4)	$260.2
Unrealized	(52.4)	17.1	(35.3)
Total performance revenues(a)	214.2	10.7	224.9
Performance revenues related compensation expense(b)
Realized	134.5	1.8	136.3
Unrealized	11.5	7.8	19.3
Total performance revenues related compensation expense(b)	146.0	9.6	155.6
Net performance revenues
Realized	132.1	(8.2)	123.9
Unrealized	(63.9)	9.3	(54.6)
Total net performance revenues	$68.2	$1.1	$69.3
Principal investment income (loss)
Realized	$30.7	$(23.7)	$7.0
Unrealized	13.7	(6.8)	6.9
Principal investment income (loss)	$44.4	$(30.5)	$13.9

	Nine Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$584.6	$(13.9)	$570.7
Unrealized	362.8	78.3	441.1
Total performance revenues(a)	947.4	64.4	1,011.8
Performance revenues related compensation expense(b)
Realized	294.6	(0.5)	294.1
Unrealized	231.4	7.4	238.8
Total performance revenues related compensation expense(b)	526.0	6.9	532.9
Net performance revenues
Realized	290.0	(13.4)	276.6
Unrealized	131.4	70.9	202.3
Total net performance revenues	$421.4	$57.5	$478.9
Principal investment income (loss)
Realized	$94.5	$(51.1)	$43.4
Unrealized	82.2	(56.8)	25.4
Principal investment income (loss)	$176.7	$(107.9)	$68.8

	Three Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$401.4	$9.6	$411.0
Unrealized	(126.2)	0.6	(125.6)
Total performance revenues(a)	275.2	10.2	285.4
Performance revenues related compensation expense(b)
Realized	189.4	4.7	194.1
Unrealized	(51.8)	(3.9)	(55.7)
Total performance revenues related compensation expense(b)	137.6	0.8	138.4
Net performance revenues
Realized	212.0	4.9	216.9
Unrealized	(74.4)	4.5	(69.9)
Total net performance revenues	$137.6	$9.4	$147.0
Principal investment income (loss)
Realized	$15.5	$(68.9)	$(53.4)
Unrealized	21.7	(3.6)	18.1
Total principal investment income (loss)	$37.2	$(72.5)	$(35.3)

	Nine Months Ended September 30, 2017
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues(a)
Realized	$825.6	$21.1	$846.7
Unrealized	658.1	54.6	712.7
Total performance revenues(a)	1,483.7	75.7	1,559.4
Performance revenues related compensation expense(b)
Realized	401.9	10.5	412.4
Unrealized	309.9	(3.4)	306.5
Total performance revenues related compensation expense(b)	711.8	7.1	718.9
Net performance revenues
Realized	423.7	10.6	434.3
Unrealized	348.2	58.0	406.2
Total net performance revenues	$771.9	$68.6	$840.5
Principal investment income (loss)
Realized	$42.0	$(90.2)	$(48.2)
Unrealized	100.5	(45.8)	54.7
Total principal investment income (loss)	$142.5	$(136.0)	$6.5

(a)	Amounts labeled as performance allocations in the unaudited condensed consolidated statements of operations.

(b)	Amounts labeled as performance allocations and incentive fee related compensation in the unaudited condensed consolidated statements of operations.

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

Economic Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Economic Income
Corporate Private Equity	$46.7	$92.1	$260.7	$647.3
Real Assets	51.1	7.8	226.5	117.9
Global Credit	1.4	88.3	19.8	104.3
Investment Solutions	11.4	14.5	44.7	33.4
Economic Income	$110.6	$202.7	$551.7	$902.9
Distributable Earnings
Corporate Private Equity	$121.3	$207.1	$247.6	$415.3
Real Assets	66.2	(40.9)	151.3	(25.5)
Global Credit	10.0	87.5	34.8	104.2
Investment Solutions	12.5	6.2	29.7	20.2
Distributable Earnings	$210.0	$259.9	$463.4	$514.2

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$175.8	$118.3	$437.9	$351.7
Portfolio advisory fees, net	7.0	3.6	13.0	11.9
Transaction fees, net	—	5.3	3.9	14.2
Total fund level fee revenues	182.8	127.2	454.8	377.8
Performance revenues
Realized	143.6	345.4	383.6	668.8
Unrealized	(91.7)	(193.2)	136.7	465.0
Total performance revenues	51.9	152.2	520.3	1,133.8
Principal investment income
Realized	4.2	6.5	24.4	15.6
Unrealized	0.2	4.1	2.3	22.9
Total principal investment income	4.4	10.6	26.7	38.5
Interest income	3.0	1.8	7.5	3.7
Other income	0.6	1.6	4.3	4.2
Total revenues	242.7	293.4	1,013.6	1,558.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	93.9	83.6	281.6	230.4
Equity-based compensation	25.2	14.5	66.9	47.3
Performance revenues related compensation
Realized	66.1	147.7	180.8	295.4
Unrealized	(42.1)	(76.1)	59.0	221.1
Total compensation and benefits	143.1	169.7	588.3	794.2
General, administrative, and other indirect expenses	41.1	20.5	130.5	83.9
Depreciation and amortization expense	4.3	4.1	12.5	11.5
Interest expense	7.5	7.0	21.6	21.1
Total expenses	196.0	201.3	752.9	910.7
Economic Income	$46.7	$92.1	$260.7	$647.3
(-) Net Performance Revenues	27.9	80.6	280.5	617.3
(-) Principal Investment Income	4.4	10.6	26.7	38.5
(+) Equity-based Compensation	25.2	14.5	66.9	47.3
(+) Net Interest	4.5	5.2	14.1	17.4
(+) Reserve for Litigation and Contingencies	—	(12.5)	—	(12.5)
(=) Fee Related Earnings	$44.1	$8.1	$34.5	$43.7
(+) Realized Net Performance Revenues	77.5	197.7	202.8	373.4
(+) Realized Principal Investment Income	4.2	6.5	24.4	15.6
(+) Net Interest	(4.5)	(5.2)	(14.1)	(17.4)
(=) Distributable Earnings	$121.3	$207.1	$247.6	$415.3

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Distributable Earnings

Distributable Earnings decreased $85.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $167.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2017	$207.1	$415.3
Increases (decreases):
Increase (decrease) in fee related earnings	36.0	(9.2)
Decrease in realized net performance revenues	(120.2)	(170.6)
(Decrease) increase in realized principal investment income	(2.3)	8.8
Decrease in net interest	0.7	3.3
Total decrease	(85.8)	(167.7)
Distributable earnings, September 30, 2018	$121.3	$247.6

Realized Net Performance Revenues. Realized net performance revenues decreased $120.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $170.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in realized net performance revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to lower realizations in our U.S. buyout funds. The decrease in realized net performance revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to lower realizations from our U.S. buyout funds in carry in 2018 as compared to 2017, partially offset by higher realizations from our Asia and Europe buyout funds in 2018 as compared to 2017. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
CP V	CP V	CP V	CP V
CAP III	CEP III	CEP III	CEP III
CETP III	CETP II	CAP III	CAP III
		CETP III	CGFSP I
CETP II

Realized Principal Investment Income. Realized principal investment income decreased $2.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in realized principal investment income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to realized gains for the three months ended September 30, 2017 in our investments in Europe buyout funds and lower realized gains in our investments in U.S. growth and financial services funds, partially offset by higher realized gains for the three months ended September 30, 2018 in our investments in Europe growth funds.

Realized principal investment income increased $8.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in realized principal investment income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to higher realized gains in our investments in U.S., Europe and Asia buyout funds and Europe growth funds as well as lower realized losses in our investments in South America buyout funds, partially offset by lower realized gains in our investments in our U.S. Growth funds.

Fee Related Earnings

Fee related earnings increased $36.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $9.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2017	$8.1	$43.7
Increases (decreases):
Increase in fee revenues	55.6	77.0
Increase in cash-based compensation and benefits	(10.3)	(51.2)
Increase in general, administrative and other indirect expenses	(8.1)	(34.1)
All other changes	(1.2)	(0.9)
Total increase (decrease)	36.0	(9.2)
Fee related earnings, September 30, 2018	$44.1	$34.5

Fee Revenues. Total fee revenues increased $55.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $77.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Higher fund management fees	$57.5	$86.2
Lower transaction fees	(5.3)	(10.3)
Higher portfolio advisory fees	3.4	1.1
Total increase in fee revenues	$55.6	$77.0

The increase in fund management fees for both the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”). These increases were partially offset by lower assets under management from sales of investments during 2017 for CP V and CP VI, and CP VI and CAP IV stepping down effective fee rates as they exit the investment period. The total weighted-average management fee rate decreased from 1.32% at September 30, 2017 to 1.22% at September 30, 2018. Fee-earning assets under management were $56.3 billion and $35.6 billion as of September 30, 2018 and 2017, respectively, reflecting an increase of $20.7 billion.

The decrease in transaction fees for both the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily from significant investments in one of our U.S. buyout funds in 2017.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $10.3 million, or 12%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to higher projected year-end bonuses.

Cash-based compensation and benefits expense increased $51.2 million, or 22%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to higher projected year-end bonuses, increased headcount and higher compensation costs related to fundraising activities of approximately $17.7 million.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $8.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to higher professional fees and higher external costs associated with fundraising activities, partially offset by positive foreign currency adjustments for the three months ended September 30, 2018 as compared to negative foreign currency adjustments for the three months ended September 30, 2017.

General, administrative and other indirect expenses increased $34.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to higher external costs associated with fundraising activities of approximately $27.2 million and higher professional fees, partially offset by lower negative foreign currency adjustments.

Economic Income

Economic income decreased $45.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $386.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in economic income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic income, September 30, 2017	$92.1	$647.3
Increases (decreases):
Decrease in net performance revenues	(52.7)	(336.8)
Decrease in principal investment income	(6.2)	(11.8)
Increase in equity-based compensation	(10.7)	(19.6)
Increase (decrease) in fee related earnings	36.0	(9.2)
Decrease in net interest	0.7	3.3
Change in reserve for litigation and contingencies (1)	(12.5)	(12.5)
Total decrease	(45.4)	(386.6)
Economic income, September 30, 2018	$46.7	$260.7

(1) Corporate Private Equity's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.

Performance Revenues. Performance revenues (realized and unrealized) decreased $100.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $613.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease for both the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to lower appreciation on our buyout and growth funds.

Performance revenues are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Buyout funds	$37.6	$148.6	$453.5	$1,097.1
Growth Capital funds	14.3	3.6	66.8	36.7
Total performance revenues	$51.9	$152.2	$520.3	$1,133.8

The $51.9 million of performance revenues for the three months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CP VI of $46.0 million,
•CP V of $39.5 million,
•CJP III of $19.2 million,
•CEOF of $13.5 million, and
•CAP IV of $(89.2) million.

The $152.2 million of performance revenues for the three months ended September 30, 2017 was driven by performance revenues recognized from the following funds:

•CP VI of $74.2 million,
•CP V of $33.3 million,
•CETP III of $22.3 million,
•CGFSP II of $17.2 million,
•CAP II of $10.7 million, and
•CEOF of $(34.2) million.

The $520.3 million of performance revenues for the nine months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CP VI of $210.7 million,
•CEP IV of $115.8 million,
•CP V of $104.3 million,
•CJP III of $57.3 million,
•CEP III of $35.8 million,
•CGP I of $35.3 million,
•CEOF of $31.1 million,
•CETP of $25.8 million,
•CAP IV of $(133.9) million, and
•CAP III of $(34.0) million.

The $1,133.8 million of performance revenues for the nine months ended September 30, 2017 was driven by performance revenues recognized from the following funds:

•CP VI of $471.5 million,
•CP V of $284.9 million,
•CAP IV of $221.7 million,
•CGFSP II of $46.9 million,
•CETP II of $30.1 million,
•CETP III of $28.0 million,
•CEOF of $(22.7) million, and
•CP IV of $(22.5) million.

Performance revenues of $51.9 million and $152.2 million are inclusive of performance revenues reversed of approximately $99.2 million and $57.6 million for the three months ended September 30, 2018 and 2017, respectively. Performance revenues of $520.3 million and $1,133.8 million are inclusive of performance revenues reversed of approximately $172.5 million and $72.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Buyout funds	1%	3%	8%	24%
Growth Capital funds	1%	6%	6%	17%
Total	1%	4%	8%	23%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net Performance Revenues	$27.9	$80.6	$280.5	$617.3

Percentage of Total Performance Revenues	54%	53%	54%	54%

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

Principal investment income. Principal investment income (realized and unrealized) for the three months ended September 30, 2018 was $4.4 million as compared to principal investment income of $10.6 million for the three months ended September 30, 2017. The decrease related primarily to unrealized losses on certain Asia buyout funds for the three months ended September 30, 2018 as compared to unrealized gains on these same funds for the three months ended September 30, 2017.

Principal investment income (realized and unrealized) for the nine months ended September 30, 2018 was $26.7 million as compared to principal investment income of $38.5 million for the nine months ended September 30, 2017. The decrease related primarily to unrealized losses on certain Asia buyout funds for the three months ended September 30, 2018 as compared to unrealized gains on these same funds for the three months ended September 30, 2017. These unrealized losses were partially offset by higher realized gains on our U.S. buyout funds.

Equity-based compensation. Equity-based compensation was $25.2 million for the three months ended September 30, 2018, an increase of $10.7 million from $14.5 million for the three months ended September 30, 2017. Equity-based compensation was $66.9 million for the nine months ended September 30, 2018, an increase of $19.6 million from $47.3 million for the nine months ended September 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018, as well as the probable vesting of certain awards containing performance conditions.

Reserve for Litigation and Contingencies. Corporate Private Equity's share of the reserve for litigation and contingencies decreased $12.5 million for both the three and nine months ended September 30, 2018. The decrease was related to Corporate Private Equity's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2018	2017
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$33,416	$26,180
Fee-earning AUM based on invested capital	20,430	7,726
Fee-earning AUM based on lower of cost or fair value	2,454	1,697
Total Fee-earning AUM	$56,300	$35,603
Weighted Average Management Fee Rates (2)
All Funds	1.22%	1.32%
Funds in Investment Period	1.46%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$56,310	$36,216	$35,584	$36,327
Inflows, including Fee-paying Commitments (1)	399	303	24,235	830
Outflows, including Distributions (2)	(321)	(1,167)	(3,234)	(2,299)
Market Appreciation/(Depreciation) (3)	(11)	21	11	12
Foreign Exchange and other (4)	(77)	230	(296)	733
Balance, End of Period	$56,300	$35,603	$56,300	$35,603

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $56.3 billion at September 30, 2018 and June 30, 2018. Inflows of $0.4 billion were driven by new fee-earning commitments raised in CBPF II and CP VII. These inflows were offset by outflows of $0.3 billion from dispositions in various funds which charge fees based on invested equity and $0.1 billion of foreign exchange losses. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.

Fee-earning AUM was $56.3 billion at September 30, 2018, an increase of $20.7 billion, or approximately 58%, compared to $35.6 billion at December 31, 2017. The increase was driven by inflows of $24.2 billion primarily from new fee-earning commitments in CP VII and CAP V. Partially offsetting the increase were outflows of $3.2 billion primarily due to the step-down of fees in CP VI and dispositions in various funds which charge fees based on invested equity.
Fee-earning AUM was $56.3 billion at September 30, 2018, an increase of $20.7 billion, or approximately 58%, compared to $35.6 billion at September 30, 2017. The increase was driven by inflows of $25.5 billion primarily related to new fee-earning commitments in CP VII and CAP V, as well as new investments made by CGP. This was partially offset by outflows of $4.6 billion primarily due to the step-down of fees in CP VI and dispositions in various funds which charge fees based on invested equity.

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

Total AUM as of and for the Three and Nine Months Ended September 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$81,168	$72,558
New Commitments (1)	1,763	14,429
Outflows (2)	(1,214)	(6,755)
Market Appreciation/(Depreciation) (3)	475	2,918
Foreign Exchange Gain/(Loss) (4)	(146)	(549)
Other (5)	(408)	(963)
Balance, End of Period	$81,638	$81,638

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

Total AUM was $81.6 billion at September 30, 2018, an increase of $0.4 billion, compared to $81.2 billion as of June 30, 2018. The increase was driven by $1.8 billion of new commitments raised primarily in CEP V, CP VII, and CBPF II. Also driving the increase was market appreciation of $0.5 billion due to overall segment appreciation of 1% for the period. The carry funds driving appreciation for the period included $0.3 billion attributable to CP VI, $0.2 billion attributable to CP V, and $0.1 billion attributable to CJP III. The increase was partially offset by outflows of $1.2 billion primarily in CP V, CP VI, CETP III, and CAP IV.

Total AUM was $81.6 billion at September 30, 2018, an increase of $9.0 billion, or approximately 12%, compared to $72.6 billion as of December 31, 2017. The increase was driven by $14.4 billion of new commitments raised primarily in CEP V, CP VII, and CAP V. Also driving the increase was $2.9 billion of market appreciation due to overall segment appreciation of 8% for the period. The carry funds driving appreciation for the period included $1.2 billion attributable to CP VI, $0.6 billion attributable to CEP IV, and $0.6 billion attributable to CP V. The increase was partially offset by outflows of $6.8 billion primarily in our US, Asia, and Europe buyout funds, as well as in our financial services funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2018					As of September 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,024.3	2.4x	16%	13%	$7,612.6	$18,024.3	2.4x	16%
CP V	5/2007	$13,719.7	$13,190.9	$27,919.2	2.1x	18%	14%	$9,836.1	$25,329.1	2.6x	25%
CP VI	5/2012	$13,000.0	$12,671.3	$18,389.8	1.5x	18%	12%	$1,689.2	$4,382.3	2.6x	40%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€4,125.8	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	12/2006	€5,294.9	€5,127.5	€11,736.9	2.3x	19%	14%	€4,389.9	€11,248.8	2.6x	21%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$3,081.4	1.9x	11%	8%	$1,628.2	$3,081.4	1.9x	11%
CAP III	5/2008	$2,551.6	$2,543.2	$4,641.1	1.8x	17%	11%	$2,071.8	$4,285.5	2.1x	19%
CAP IV	11/2012	$3,880.4	$3,855.0	$5,215.5	1.4x	16%	9%	$185.1	$386.1	2.1x	43%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥210,602.1	1.5x	7%	4%	¥126,166.7	¥191,642.2	1.5x	7%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,471.8	2.3x	20%	14%	$1,080.7	$2,471.8	2.3x	20%
CGFSP II	4/2013	$1,000.0	$942.7	$1,452.8	1.5x	23%	14%	$283.1	$580.5	2.1x	33%
CEOF I	5/2011	$1,119.1	$1,168.2	$1,664.5	1.4x	13%	8%	$346.9	$840.2	2.4x	38%
CETP II	2/2007	€521.6	€437.4	€1,265.3	2.9x	27%	19%	€359.7	€1,180.5	3.3x	30%
CAGP IV	6/2008	$1,041.4	$954.1	$1,326.3	1.4x	9%	4%	$532.1	$983.2	1.8x	15%
All Other Funds (9)	Various		$4,854.6	$7,580.8	1.6x	16%	7%	$3,916.6	$6,158.4	1.6x	17%
Coinvestments and Other (10)	Various		$11,683.7	$25,525.6	2.2x	36%	33%	$6,960.4	$20,704.6	3.0x	36%
Total Fully Invested Funds			$79,857.1	$159,478.8	2.0x	26%	18%	$52,538.2	$128,558.7	2.4x	27%
Funds in the Investment Period (6)
CP VII	11/2017	$18,510.0	$246.2	$246.2	1.0x	NM	NM
CEP IV	8/2013	€3,669.5	€3,082.6	€4,250.6	1.4x	21%	11%
CAP V	10/2017	$6,554.2	$488.2	$480.2	1.0x	NM	NM
CGP	12/2014	$3,588.0	$2,551.5	$2,950.4	1.2x	9%	7%
CJP III	8/2013	¥119,505.1	¥60,094.5	¥141,827.2	2.4x	31%	21%
CEOF II	3/2015	$2,400.0	$1,167.6	$1,435.3	1.2x	NM	NM
All Other Funds (11)	Various		$1,539.7	$2,114.6	1.4x	NM	NM
Total Funds in the Investment Period			$10,103.3	$13,413.5	1.3x	18%	9%	$702.5	$1,984.9	2.8x	50%
TOTAL CORPORATE PRIVATE EQUITY (13)			$89,960.5	$172,892.3	1.9x	26%	18%	$53,240.7	$130,543.5	2.5x	27%

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

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2018
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$13,470.1	1.3x	1.5x	97%	X		100%	Jun-13	22	May-18
CAP IV	$4,446.1	1.3x	1.4x	99%	X		100%	Jul-13	21	Nov-18
CEP IV	€3,481.0	1.5x	1.4x	84%	X		100%	Sep-14	17	Aug-19
CGP	$2,903.6	1.1x	1.2x	71%	X		100%	Jan-15	15	Dec-20
CP V	$2,639.0	0.8x	2.1x	96%	X	X	100%	Jun-07	46	May-13
CEOF II	$1,298.8	1.2x	1.2x	49%			80%	Nov-15	12	Mar-21
CJP III	¥102,649.0	2.2x	2.4x	50%	X		100%	Sep-13	21	Feb-20
CEOF I	$787.8	1.0x	1.4x	104%	X		80%	Sep-11	29	May-17
CGFSP II	$773.5	1.3x	1.5x	94%	X	X	100%	Jun-13	22	Dec-17
CEP III	€490.0	0.7x	2.3x	97%	X	X	100%	Jul-07	45	Dec-12
CAP V	$490.9	1.0x	1.0x	7%			100%	Jun-18	2	Jun-24
CAP III	$447.9	1.0x	1.8x	100%	X	X	100%	Jun-08	42	May-14
CAGP IV	$277.2	0.7x	1.4x	92%			100%	Aug-08	41	Jun-14
CP IV	$276.1	2.9x	2.4x	97%	X		80%	Apr-05	54	Dec-10
CP VII	$247.0	1.0x	1.0x	1%			200%	May-18	2	May-24
CJP II	¥15,535.0	1.0x	1.5x	86%			80%	Oct-06	48	Jul-12
All Other Funds (8)	$2,956.3	1.2x	2.2x		NM	NM
Coinvestment and Other (9)	$4,602.9	1.1x	2.2x		NM	NM
Total Corporate Private Equity (10)	$41,271.0	1.2x	1.9x

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$76.3	$71.4	$229.4	$185.6
Portfolio advisory fees, net	0.6	0.4	1.3	0.6
Transaction fees, net	—	0.8	2.8	0.8
Total fund level fee revenues	76.9	72.6	233.5	187.0
Performance revenues
Realized	73.7	20.4	115.1	73.6
Unrealized	(4.6)	60.8	140.8	200.1
Total performance revenues	69.1	81.2	255.9	273.7
Principal investment income (loss)
Realized	0.6	(64.6)	11.9	(72.4)
Unrealized	4.2	12.4	17.0	24.4
Total principal investment income (loss)	4.8	(52.2)	28.9	(48.0)
Interest income	1.5	1.0	3.6	2.0
Other income	0.3	0.6	2.2	1.3
Total revenues	152.6	103.2	524.1	416.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	33.7	39.3	97.7	107.2
Equity-based compensation	12.0	8.7	38.0	26.8
Performance revenues related compensation
Realized	31.8	9.2	50.8	33.4
Unrealized	2.7	21.6	44.6	60.1
Total compensation and benefits	80.2	78.8	231.1	227.5
General, administrative, and other indirect expenses	15.5	10.5	49.5	52.6
Depreciation and amortization expense	1.7	1.9	4.9	5.3
Interest expense	4.1	4.2	12.1	12.7
Total expenses	101.5	95.4	297.6	298.1
Economic Income	$51.1	$7.8	$226.5	$117.9
(-) Net Performance Revenues	34.6	50.4	160.5	180.2
(-) Principal Investment Income (Loss)	4.8	(52.2)	28.9	(48.0)
(+) Equity-based Compensation	12.0	8.7	38.0	26.8
(+) Net Interest	2.6	3.2	8.5	10.7
(+) Reserve for Litigation and Contingencies	—	(5.8)	—	(5.8)
(=) Fee Related Earnings	$26.3	$15.7	$83.6	$17.4
(+) Realized Net Performance Revenues	41.9	11.2	64.3	40.2
(+) Realized Principal Investment Income (Loss)	0.6	(64.6)	11.9	(72.4)
(+) Net Interest	(2.6)	(3.2)	(8.5)	(10.7)
(=) Distributable Earnings	$66.2	$(40.9)	$151.3	$(25.5)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Distributable Earnings

Distributable earnings increased $107.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $176.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2017	$(40.9)	$(25.5)
Increases (decreases):
Increase in fee related earnings	10.6	66.2
Increase in realized net performance revenues	30.7	24.1
Increase in realized principal investment income	65.2	84.3
Decrease in net interest	0.6	2.2
Total increase	107.1	176.8
Distributable earnings, September 30, 2018	$66.2	$151.3

Realized Net Performance Revenues. Realized net performance revenues increased $30.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $24.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in realized net performance revenue for both the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to higher realizations on our U.S. real estate funds. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
CRP VII	CRP VI	CRP VII	CRP VI
CRP III		CRP III	CPOCP
CRP VI		CRP VI	CEREP III - External Coinvest
CAREP - External Coinvestment

Realized Principal Investment Income (Loss). Realized principal investment income for the three months ended September 30, 2018 was $0.6 million as compared to realized principal investment loss of $64.6 million for the three months ended September 30, 2017, and realized principal investment income for the nine months ended September 30, 2018 was $11.9 million as compared to realized principal investment loss of $72.4 million for the nine months ended September 30, 2017. The increase for both periods was primarily related to the absence in 2018 of $65.0 million of realized principal investment losses recognized in the three months ended September 30, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information. Additionally, we recognized higher realized principal investment income related to our investments in U.S. and Europe real estate funds for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Fee Related Earnings

Fee related earnings increased $10.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $66.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2017	$15.7	$17.4
Increases (decreases):
Increase in fee revenues	4.3	46.5
Decrease in cash-based compensation and benefits	5.6	9.5
Decrease in general, administrative and other indirect expenses	0.8	8.9
All other changes	(0.1)	1.3
Total increase	10.6	66.2
Fee related earnings, September 30, 2018	$26.3	$83.6

Fee Revenues. Fee revenues increased $4.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $46.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 v. 2017
	(Dollars in Millions)
Higher fund management fees	$4.9	$43.8
(Lower) higher transaction fees	(0.8)	2.0
Higher portfolio advisory fees	0.2	0.7
Total increase in fee revenues	$4.3	$46.5

The increase in fund management fees for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily reflected increased management fees from both our eighth U.S. real estate fund (“CRP VIII”), which had its first closing in 2017. Management fees also increased as a result of $2.9 million in catch-up management fees from subsequent closes in 2018 for CER, CRP VIII and NGP XII during the three months ended September 30, 2018 as compared to approximately $1.3 million in catch-up management fees earned during the three months ended September 30, 2017.

The increase in fund management fees for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily reflects increased management fees from CRP VIII, CGIOF and NGP XII, all of which had their first closings in 2017. Management fees also increased as a result of $11.3 million in catch-up management fees mainly from subsequent closes in 2018 for CGIOF, CRP VIII and NGP XII during the nine months ended September 30, 2018 as compared to approximately $0.1 million in catch-up management fees earned during the nine months ended September 30, 2017.

The weighted average management fee rate for funds in the investment period increased to 1.31% at September 30, 2018 from 1.30% at September 30, 2017 due to new funds raised over the past year with higher management fee rates, primarily CGIOF, offset by funds raised with lower management fee rates primarily in CRP VIII and NGP XII. The total weighted average management fee rate was 1.22% at September 30, 2018, a slight increase from 1.21% at September 30, 2017.

The increase in transaction fees for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily from a significant investment in our first international energy fund (“CIEP”) in the nine months ended September 30, 2018.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $5.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a decrease in compensation costs related to fundraising activities of approximately $4.1 million.

Cash-based compensation and benefits expense decreased $9.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a decrease in compensation costs related to fundraising activities of approximately $15.0 million, partially offset by an increase in headcount and higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $0.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to decreased external costs associated with fundraising activities of approximately $1.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
General, administrative and other indirect expenses decreased $8.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to decreased real estate costs, professional fees and lower negative foreign currency adjustments in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Economic Income
Economic income increased $43.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $108.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in economic income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic income, September 30, 2017	$7.8	$117.9
Increases (decreases):
Decrease in net performance revenues	(15.8)	(19.7)
Increase in principal investment income	57.0	76.9
Increase in equity-based compensation	(3.3)	(11.2)
Increase in fee related earnings	10.6	66.2
Decrease in net interest	0.6	2.2
Change in reserve for litigation and contingencies (1)	(5.8)	(5.8)
Total increase	43.3	108.6
Economic income, September 30, 2018	$51.1	$226.5

(1) Real Assets' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.
Performance Revenues. Performance revenues (realized and unrealized) decreased $12.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to a decrease in performance fees generated by certain natural resources funds, partially offset by higher realized gains from our U.S. real estate funds. Performance revenues (realized and unrealized) decreased $17.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to lower realized gains from our U.S. real estate funds, partially offset by an increase in performance fees generated by certain natural resources funds.

Performance revenues are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Real Estate funds	$43.5	$33.2	$119.5	$164.5
Natural Resources funds	25.4	45.2	136.2	106.1
Legacy Energy funds	0.2	2.8	0.2	3.1
Total performance revenues	$69.1	$81.2	$255.9	$273.7

The $69.1 million of performance revenues for the three months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $32.1 million,
•CIEP of $15.7 million, and
•NGP XI of $11.2 million.

The $81.2 million of performance revenues for the three months ended September 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•CIEP of $36.7 million,
•CRP VII of $14.4 million,
•CRP V of $8.0 million,
•NGP XI of $6.8 million, and
•CRP III of $6.7 million.

The $255.9 million of performance revenues for the nine months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $111.1 million,
•CIEP of $73.6 million, and
•NGP XI of $60.3 million.

The $273.7 million of performance revenues for the nine months ended September 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•CRP VII of $75.8 million,
•NGP XI of $62.0 million,
•CRP V of $51.6 million,
•CIEP of $36.9 million, and
•CRP III of $24.9 million.
Performance revenues of $69.1 million and $81.2 million are inclusive of performance revenues reversed of approximately $1.7 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. Performance revenues of $255.9 million and $273.7 million are inclusive of performance revenues reversed of approximately $8.6 million and $9.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real Estate funds	3%	3%	9%	15%
Natural Resources funds	3%	5%	16%	20%
Legacy Energy funds	4%	(3)%	10%	5%
Total	3%	2%	12%	14%
Net performance revenues for the three months ended September 30, 2018 were $34.6 million, representing a decrease of $15.8 million from $50.4 million in net performance revenues for the three months ended September 30, 2017. The decrease was primarily due to lower performance revenues generated by certain natural resources funds and the NGP funds, partially offset by increased performance revenues from the U.S. real estate funds. Net performance revenues for the nine months ended September 30, 2018 were $160.5 million, representing a decline of $19.7 million from $180.2 million in net performance revenues for the nine months ended September 30, 2017. The decline was primarily due to decreased performance revenues from the U.S. real estate funds and the NGP funds, partially offset by an increase in performance revenues generated by certain natural resources funds.
Performance revenues earned from the Legacy Energy funds and from NGP funds are primarily allocated to Carlyle and are not otherwise shared or allocated with our investment professionals, except in limited circumstances, since the investment teams are employed by Riverstone and NGP, respectively, and not Carlyle. Accordingly, performance revenues compensation as a percentage of performance revenues is generally not a comparable measurement for Real Assets from period to period.
Principal Investment Income (Loss). Principal investment income (realized and unrealized) for the three months ended September 30, 2018 was $4.8 million as compared to principal investment loss of $52.2 million for the three months ended September 30, 2017 and principal investment income (realized and unrealized) for the nine months ended September 30, 2018 was $28.9 million as compared to principal investment loss of $48.0 million for the nine months ended September 30, 2017. The increase was primarily related to the absence in 2018 of $65.0 million of realized principal investment losses recognized in the three months ended September 30, 2017 associated with Urbplan. In the third quarter of 2017, we disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan. With this transaction,we deconsolidated Urbplan from our financial results. See Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information. Additionally, we recognized higher realized principal investment income related to our investments in U.S. and Asia real estate funds, partially offset by lower appreciation on investments in our Europe real estate funds for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Equity-based Compensation. Equity-based compensation was $12.0 million for the three months ended September 30, 2018, an increase of $3.3 million from $8.7 million for the three months ended September 30, 2017. Equity-based compensation was $38.0 million for the nine months ended September 30, 2018, an increase of $11.2 million from $26.8 million for the nine months ended September 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018, as well as the probable vesting of certain awards containing performance conditions.
Reserve for Litigation and Contingencies. Real Assets' share of the reserve for litigation and contingencies decreased $5.8 million for both the three and nine months ended September 30, 2018. The decrease was related to Real Assets' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2018	2017
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$13,426	$17,714
Fee-earning AUM based on invested capital (2)	16,568	11,154
Fee-earning AUM based on net asset value	1,240	622
Fee-earning AUM based on lower of cost or fair value and other (3)	353	330
Total Fee-earning AUM (4)	$31,587	$29,820
Weighted Average Management Fee Rates (5)
All Funds	1.22%	1.21%
Funds in Investment Period	1.31%	1.30%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy II and Energy III, but the investment period for these funds has expired and the remaining investments in such funds are being disposed of in the ordinary course of business. As of September 30, 2018, the Legacy Energy Funds had, in the aggregate, approximately $4.6 billion in AUM and $3.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as “carry funds”), are managed by NGP Energy Capital Management. As of September 30, 2018, the NGP management fee funds and carry funds had, in the aggregate, approximately $14.6 billion in AUM and $11.2 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,541	$26,236	$31,599	$27,487
Inflows, including Fee-paying Commitments (1)	775	5,033	2,420	5,504
Outflows, including Distributions (2)	(702)	(1,315)	(2,307)	(3,153)
Market Appreciation/(Depreciation) (3)	(9)	20	38	45
Foreign Exchange and other (4)	(18)	(154)	(163)	(63)
Balance, End of Period	$31,587	$29,820	$31,587	$29,820

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.6 billion at September 30, 2018, an increase of $0.1 billion compared to $31.5 billion at June 30, 2018. The increase was driven by inflows of $0.8 billion primarily related to new fee-paying commitments in CRP VIII and CER, and new limited partner capital invested in CPI. This was largely offset by outflows of $0.7 billion, primarily related to distribution and step-down activity in our US real estate and NGP management fee funds. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $31.6 billion at September 30, 2018 and December 31, 2017. Inflows of $2.4 billion were driven by new fee-paying commitments in CER, CRP VIII, and NGP XII, and new limited partner invested capital in CPI. This was offset by outflows of $2.3 billion primarily related to distribution and step-down activity in the US real estate funds, NGP management fee funds, and Legacy Energy funds.
Fee-earning AUM was $31.6 billion at September 30, 2018, an increase of $1.8 billion, or approximately 6%, compared to $29.8 billion at September 30, 2017. This increase was driven by inflows of $5.7 billion, primarily related to new fee-paying commitments in NGP XII, CRP VIII, CER, and CGIOF, and new limited partner invested capital in CPI. The increase was partially offset by outflows of $4.1 billion primarily related to distribution activity in the US real estate funds, NGP management fee and carry funds, and Legacy Energy funds, as well as other funds outside the original investment period.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$45,418	$42,888
New Commitments (1)	1,114	3,087
Outflows (2)	(1,359)	(3,481)
Market Appreciation/(Depreciation) (3)	878	3,218
Foreign Exchange Gain/(Loss) (4)	(23)	(108)
Other (5)	(41)	383
Balance, End of Period	$45,987	$45,987

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

Total AUM was $46.0 billion at September 30, 2018, an increase of $0.6 billion, or approximately 1%, compared to $45.4 billion at June 30, 2018. The increase was driven by new commitments of $1.1 billion primarily from fundraising in CER, CRP VIII, and CPI, as well as market appreciation of $0.9 billion. Carry fund market appreciation of 3% was driven by $0.2 billion attributable to CRP VII, $0.2 billion attributable to Energy IV, and $0.1 billion attributable to NGP XI . This was partially offset by outflows of $1.4 billion primarily related to distributions in the US real estate funds and Legacy Energy funds.
Total AUM was $46.0 billion at September 30, 2018, an increase of $3.1 billion, or approximately 7%, compared to $42.9 billion at December 31, 2017. The increase was driven by market appreciation of $3.2 billion. Carry fund market appreciation of 12% was driven by $0.7 billion attributable to NGP XI, $0.6 billion attributable to CRP VII, and $0.4 billion attributable to CIEP . Also driving the increase were new commitments of $3.1 billion from new funds raised primarily in CPI, CRP VIII, CER, NGP XII, and CGIOF. This was partially offset by outflows of $3.5 billion primarily related to distributions in the US real estate funds, Legacy Energy funds, and NGP management fee funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2018, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2018					As of September 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,851.1	3.5x	44%	30%	$522.5	$1,851.1	3.5x	44%
CRP IV	12/2004	$950.0	$1,270.0	$2,005.0	1.6x	7%	4%	$1,213.7	$1,966.1	1.6x	7%
CRP V	11/2006	$3,000.0	$3,385.4	$5,654.1	1.7x	12%	9%	$3,029.1	$5,043.4	1.7x	13%
CRP VI	9/2010	$2,340.0	$2,199.6	$4,021.7	1.8x	28%	19%	$1,659.5	$3,334.5	2.0x	33%
CRP VII	3/2014	$4,161.6	$3,529.5	$5,177.7	1.5x	22%	14%	$742.9	$1,475.7	2.0x	33%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	0.14	7%	€517.0	€698.6	1.4x	0.14
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	5/2007	€2,229.5	€2,052.4	€2,463.7	1.2x	4%	1%	€1,911.5	€2,368.3	1.2x	5%
CIP	9/2006	$1,143.7	$1,069.8	$1,434.4	1.3x	6%	3%	$1,013.4	$1,386.3	1.4x	6%
NGP X	1/2012	$3,586.0	$3,278.6	$4,346.5	1.3x	9%	6%	$1,382.9	$2,520.3	1.8x	25%
NGP XI	6/2014	$5,325.0	$4,485.9	$6,871.5	1.5x	31%	22%	$385.3	$576.3	1.5x	41%
Energy II	7/2002	$1,100.0	$1,334.8	$3,130.0	2.3x	81%	55%	$1,334.8	$3,130.0	2.3x	81%
Energy III	10/2005	$3,800.0	$3,569.7	$5,573.5	1.6x	10%	6%	$3,096.4	$5,044.8	1.6x	12%
Energy IV	12/2007	$5,979.1	$6,314.8	$8,604.4	1.4x	9%	5%	$4,880.3	$6,946.9	1.4x	11%
Renew II	3/2008	$3,417.5	$2,833.5	$4,257.8	1.5x	8%	5%	$1,479.3	$2,353.0	1.6x	12%
All Other Funds (9)	Various		$2,941.1	$3,309.8	1.1x	4%	Neg	$2,662.1	$3,022.6	1.1x	5%
Coinvestments and Other (10)	Various		$6,390.2	$10,701.3	1.7x	17%	13%	$4,368.5	$7,559.4	1.7x	19%
Total Fully Invested Funds			$47,078.4	$70,761.0	1.5x	13%	8%	$31,552.1	$49,926.6	1.6x	14%
Funds in the Investment Period(6)
CRP VIII	5/2017	$5,505.1	$709.6	$722.7	1.0x	NM	NM
CIEP I	9/2013	$2,500.0	$1,410.5	$2,369.4	1.7x	32%	17%
NGP XII	7/2017	$3,213.3	$769.5	$853.1	1.1x	NM	NM
CPP II	6/2014	$1,526.9	$676.0	$843.1	1.2x	12%	4%
CPI	5/2016	$1,787.2	$1,260.7	$1,451.7	1.2x	NM	NM
All Other Funds (11)	Various		$460.3	$393.4	0.9x	NM	NM
Total Funds in the Investment Period			$5,286.6	$6,633.3	1.3x	19%	8%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$52,365.0	$77,394.3	1.5x	13%	8%	$31,552.1	$49,926.6	1.6x	14%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate, which is not meaningful, includes NGP GAP, CCR, and CER. The investment period commenced in December 2013 for NGP GAP, October 2016 for CCR, and December 2017 for CER.

(12)
For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2018
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$6,052.8	1.5x	1.5x	84%	X		80%	Feb-15	15	Oct-19
CRP VII	$3,603.2	1.3x	1.5x	85%	X	X	80%	Jun-14	18	Mar-19
Energy IV	$2,578.6	1.2x	1.4x	106%	(X)		80%	Feb-08	43	Dec-13
CIEP I	$2,152.8	1.5x	1.7x	56%	X		80%	Oct-13	20	Sep-19
NGP X	$1,878.3	1.1x	1.3x	91%			80%	Jan-12	27	May-17
Renew II	$1,514.5	0.7x	1.5x	83%	(X)		80%	Mar-08	43	May-14
CPI	$1,355.1	1.1x	1.2x	n/a	X		50%	May-16	10	Apr-21
CRP V	$1,188.1	2.5x	1.7x	113%	X		50%	Nov-06	48	Nov-11
NGP XII	$853.1	1.1x	1.1x	24%			80%	Nov-17	4	Oct-19
CRP VIII	$722.6	1.0x	1.0x	13%			80%	Aug-17	5	May-22
CPP II	$642.0	1.3x	1.2x	44%			80%	Sep-14	17	Apr-21
CRP VI	$596.0	1.3x	1.8x	94%	X	X	50%	Mar-11	31	Mar-16
CRP IV	$340.0	4.5x	1.6x	134%			50%	Jan-05	55	Dec-09
Energy III	$325.0	0.7x	1.6x	94%	(X)		80%	Nov-05	52	Oct-11
CRP III	$324.2	97.9x	3.5x	93%	X	X	50%	Mar-01	71	May-05
CEREP III	€127.7	0.9x	1.2x	92%			67%	Jun-07	46	May-11
All Other Funds (8)	$683.0	0.9x	1.3x		NM	NM
Coinvestment and Other (9)	$2,742.0	1.2x	1.7x		NM	NM
Total Real Assets (10)	$27,699.6	1.3x	1.5x

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

Global Credit

We continue to invest in growing our Global Credit business. In the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital. The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$60.4	$47.6	$178.9	$140.8
Portfolio advisory fees, net	0.1	0.1	0.2	0.5
Transaction fees, net	—	—	0.1	—
Total fund level fee revenues	60.5	47.7	179.2	141.3
Performance revenues
Realized	0.1	15.0	5.9	37.8
Unrealized	(0.6)	2.6	10.8	15.5
Total performance revenues	(0.5)	17.6	16.7	53.3
Principal investment income
Realized	2.2	4.7	7.1	8.6
Unrealized	1.6	—	1.9	4.3
Total principal investment income	3.8	4.7	9.0	12.9
Interest income	4.2	2.0	11.4	4.6
Other income	1.1	1.1	3.7	5.6
Total revenues	69.1	73.1	220.0	217.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	36.6	29.7	101.1	76.2
Equity-based compensation	9.8	5.1	22.8	16.9
Performance revenues related compensation
Realized	—	7.3	2.7	18.2
Unrealized	(0.2)	0.8	4.9	6.9
Total compensation and benefits	46.2	42.9	131.5	118.2
General, administrative, and other indirect expenses	14.2	(63.6)	47.3	(18.6)
Depreciation and amortization expense	1.5	1.3	4.5	3.8
Interest expense	5.8	4.2	16.9	10.0
Total expenses	67.7	(15.2)	200.2	113.4
Economic Income	$1.4	$88.3	$19.8	$104.3
(-) Net Performance Revenues	(0.3)	9.5	9.1	28.2
(-) Principal Investment Income	3.8	4.7	9.0	12.9
(+) Equity-based Compensation	9.8	5.1	22.8	16.9
(+) Net Interest	1.6	2.2	5.5	5.4
(+) Reserve for Litigation and Contingencies	—	(4.1)	—	(4.1)
(=) Fee Related Earnings	$9.3	$77.3	$30.0	$81.4
(+) Realized Net Performance Revenues	0.1	7.7	3.2	19.6
(+) Realized Principal Investment Income	2.2	4.7	7.1	8.6
(+) Net Interest	(1.6)	(2.2)	(5.5)	(5.4)
(=) Distributable Earnings	$10.0	$87.5	$34.8	$104.2

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Distributable earnings and fee related earnings decreased for both the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 primarily due to net incremental insurance recoveries of $74.0 million and $68.1 million recognized during the three and nine months ended September 30, 2017, respectively, for litigation and contingencies attributable to the Vermillion matter (see Note 7 to the unaudited condensed consolidated financial statements).

Distributable Earnings

Distributable earnings decreased $77.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $69.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2017	$87.5	$104.2
Increases (decreases):
Decrease in fee related earnings	(68.0)	(51.4)
Decrease in realized net performance revenues	(7.6)	(16.4)
Decrease in realized principal investment income	(2.5)	(1.5)
Decrease (increase) in net interest	0.6	(0.1)
Total decrease	(77.5)	(69.4)
Distributable earnings, September 30, 2018	$10.0	$34.8

Realized Net Performance Revenues. Realized net performance revenues decreased $7.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $16.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in realized net performance revenues for both the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to lower realizations from our distressed credit carry funds and lower incentive fees from our CLOs.

Fee Related Earnings

Fee related earnings decreased $68.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $51.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2017	$77.3	$81.4
Increases (decreases):
Increase in fee revenues	12.8	37.9
Increase in cash-based compensation and benefits	(6.9)	(24.9)
Decrease in general, administrative and other indirect expenses	0.3	6.3
Decrease in net insurance recoveries	(74.0)	(68.1)
All other changes	(0.2)	(2.6)
Total decrease	(68.0)	(51.4)
Fee related earnings, September 30, 2018	$9.3	$30.0

Fee Revenues. Fee revenues increased $12.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Contributing to the increase in fund management fees were the CLOs that originated in 2017 and 2018 as well as increased management fees from our business development companies as a result of increased assets under management.

Fee revenues increased $37.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Contributing to the increase in fund management fees were the CLOs that originated in 2017 and 2018 as well as increased management fees from our business development companies as result of increased assets under management. The increase was partially offset by the absence in the nine months ended September 30, 2018 of $2.8 million of catch-up fund management fees related to CSP IV that were recognized in the nine months ended September 30, 2017.

The weighted average management fee rate on our carry funds decreased from 1.36% at September 30, 2017 to 1.35% at September 30, 2018. The rate decreased slightly due to new funds being raised with slightly lower effective rates.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $6.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $24.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased headcount and higher projected year-end bonuses.
We expect that as we add new talent to our growing Global Credit business, our cash compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $73.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $61.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to the aforementioned net incremental insurance recoveries of $74.0 million and $68.1 million recognized during the three and nine months ended September 30, 2017, respectively.
Economic Income
Economic income decreased $86.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased $84.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in economic income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic income, September 30, 2017	$88.3	$104.3
Increases (decreases):
Decrease in net performance revenues	(9.8)	(19.1)
Decrease in principal investment income	(0.9)	(3.9)
Increase in equity-based compensation	(4.7)	(5.9)
Decrease in fee related earnings	(68.0)	(51.4)
Decrease (increase) in net interest	0.6	(0.1)
Change in reserve for litigation and contingencies (1)	(4.1)	(4.1)
Total decrease	(86.9)	(84.5)
Economic income, September 30, 2018	$1.4	$19.8

(1) Global Credit's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.
Performance Revenues. Performance revenues (realized and unrealized) for the three and nine months ended September 30, 2018 and 2017 are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Carry funds	$(3.5)	$6.0	$8.0	$21.8
CLOs and business development companies	3.0	11.6	8.7	31.5
Total performance revenues	$(0.5)	$17.6	$16.7	$53.3

The $(0.5) million of performance revenues for the three months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CSP IV of $(3.5) million, and
•CLOs and other credit-oriented carry funds of $3.0 million.

The $17.6 million of performance revenues for the three months ended September 30, 2017 was driven by performance revenues recognized from the following funds:

•Business development companies and CLOs of $11.6 million, and
•CSP IV of $5.9 million.

The $16.7 million of performance revenues for the nine months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•CLOs and other credit-oriented carry funds of $8.7 million,
•CSP III of $5.1 million,
•CSP II $1.7 million, and
•CSP IV of $1.2 million.

The $53.3 million of performance revenues for the nine months ended September 30, 2017 was driven by performance revenues recognized from the following funds:

•Business development companies and CLOs of $31.5 million,
•CSP III of $12.2 million,
•CSP IV of $11.2 million,

•CSP II of $4.1 million, and
•CMP II of $(5.8) million.

Performance revenues of $(0.5) million and $17.6 million are inclusive of performance revenues reversed of approximately $3.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. Performance revenues of $16.7 million and $53.3 million are inclusive of performance revenues reversed of approximately $5.8 million for the nine months ended September 30, 2017. There were no performance revenues reversed during the nine months ended September 30, 2018.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Carry funds	1%	0%	7%	9%

Net performance revenues as a percentage of total performance revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net Performance Revenues	$(0.3)	$9.5	$9.1	$28.2

Percentage of Total Performance Revenues	60%	54%	54%	53%

The decrease in net performance revenues for both the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to decreased performance revenues generated from our carry funds and business development companies.

Principal Investment Income. Principal investment income (realized and unrealized) for the three months ended September 30, 2018 was $3.8 million compared to principal investment income of $4.7 million for the three months ended September 30, 2017. Principal investment income (realized and unrealized) for the nine months ended September 30, 2018 was $9.0 million compared to principal investment income of $12.9 million for the nine months ended September 30, 2017. The decrease for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 related primarily to depreciation on our carry funds for the nine months ended September 30, 2018 as compared to appreciation on our carry funds for the nine months ended September 30, 2017, partially offset by higher appreciation on our European CLOs for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Equity-based Compensation. Equity-based compensation was $9.8 million for the three months ended September 30, 2018, an increase of $4.7 million from $5.1 million for the three months ended September 30, 2017. Equity-based compensation was $22.8 million for the nine months ended September 30, 2018, an increase of $5.9 million from $16.9 million for the nine months ended September 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018, as well as the probable vesting of certain awards containing performance conditions.
Reserve for Litigation and Contingencies. Global Credit's share of the reserve for litigation and contingencies decreased $4.1 million for both the three and nine months ended September 30, 2018. The decrease was related to Global Credit's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2018	2017
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,026	$5,026
Fee-earning AUM based on invested capital	1,643	1,202
Fee-earning AUM based on collateral balances, at par	21,013	17,647
Fee-earning AUM based on net asset value	235	41
Fee-earning AUM based on other (2)	2,133	2,096
Total Fee-earning AUM	$30,050	$26,012
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.35%	1.36%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,795	$25,214	$27,262	$24,126
Inflows, including Fee-paying Commitments (1)	218	29	498	1,138
Outflows, including Distributions (2)	(84)	(15)	(309)	(161)
Changes in CLO collateral balances (3)	1,001	332	2,601	(17)
Market Appreciation/(Depreciation) (4)	6	2	5	3
Foreign Exchange and other (5)	114	450	(7)	923
Balance, End of Period	$30,050	$26,012	$30,050	$26,012

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

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

Fee-earning AUM was $30.1 billion at September 30, 2018, an increase of $1.3 billion, or approximately 5%, compared to $28.8 billion at June 30, 2018. The difference was driven by increases in our CLO collateral balances of $1.0 billion and inflows of $0.2 billion . Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $30.1 billion at September 30, 2018, an increase of $2.8 billion, or approximately 10%, compared to $27.3 billion at December 31, 2017. The increase was driven by increases in our CLO collateral balances of $2.6 billion and $0.5 billion of inflows primarily from purchases in CCOF and CSC. This was partially offset by outflows of $0.3 billion primarily in CEMOF I, CSC, and CCOF.
Fee-earning AUM was $30.1 billion at September 30, 2018, an increase of $4.1 billion, or approximately 16%, compared to $26.0 billion at September 30, 2017. The increase was driven by increases in our CLO collateral balances of $3.5 billion and inflows of $0.8 billion primarily related to new and follow-on purchases in CCOF, CEMOF I, and CSC. This was partially offset by outflows of $0.4 billion primarily related to distributions in funds which charge fees based on invested equity.
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
Total AUM as of and for the Three and Nine Months Ended September 30, 2018.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$35,531	$33,324
New Commitments (1)	1,964	4,832
Outflows (2)	(261)	(786)
Market Appreciation/(Depreciation) (3)	46	250
Foreign Exchange Gain/(Loss) (4)	(36)	(229)
Other (5)	161	14
Balance, End of Period	$37,405	$37,405

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

Total AUM was $37.4 billion at September 30, 2018, an increase of $1.9 billion, or approximately 5%, compared to $35.5 billion at June 30, 2018. The increase was driven by new commitments of $2.0 billion primarily in our CLO's and direct lending products. This increase was partially offset by outflows of $0.3 billion primarily related to runoff in our CLO collateral balances.
Total AUM was $37.4 billion at September 30, 2018, an increase of $4.1 billion, or approximately 12%, compared to $33.3 billion at December 31, 2017. The increase was driven by new commitments of $4.8 billion primarily related to new funds raised in our CLO's and direct lending products. This increase was partially offset by $0.8 billion of outflows primarily related to runoff in our CLO collateral balances and $0.2 billion of foreign exchange losses primarily related to the translation of our Euro-denominated CLO's to USD.

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

The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2018, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of September 30, 2018
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	6/2007	$1,352.3	$1,352.3	$2,474.6	1.8x	17%	11%
CSP III	8/2011	$702.8	$702.8	$1,197.3	1.7x	30%	20%
CEMOF I	12/2010	$1,382.5	$1,600.9	$1,423.7	0.9x	Neg	Neg
All Other Funds(8)			$1,446.5	$1,991.3	1.4x	12%	7%
Coinvestments and Other(9)			$1,029.6	$1,027.7	1.0x	NM	NM
Total Fully Invested Funds			$6,132.1	$8,114.6	1.3x	12%	6%
Funds in the Investment Period (7)
CSP IV	3/2016	$2,500.0	$913.0	$1,083.4	1.2x	NM	NM
CEMOF II	2/2015	$2,819.2	$966.7	$1,104.2	1.1x	NM	NM
All Other Funds			$544.6	$584.3	1.1x	NM	NM
Total Funds in the Investment Period			$2,424.3	$2,771.9	1.1x	NM	NM
TOTAL Global Credit			$8,556.4	$10,886.5	1.3x	12%	6%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2018
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$991.0	1.0x	1.1x	34%			100%	Dec-15	12	Feb-20
CSP IV	$808.6	1.1x	1.2x	37%	X		100%	Feb-17	7	Dec-20
CEMOF I	$707.6	0.5x	0.9x	116%			100%	Dec-10	32	Dec-15
CSP III	$349.8	1.2x	1.7x	100%	X	X	80%	Dec-11	28	Aug-15
All Other Funds (8)	$619.0	1.0x	1.5x		NM	NM
Coinvestment and Other (9)	$845.9	0.8x	1.0x		NM	NM
Total Global Credit	$4,322.0	0.8x	1.3x

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

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$42.7	$41.1	$124.6	$113.1
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	42.7	41.1	124.6	113.1
Performance revenues
Realized	42.8	30.2	66.1	66.5
Unrealized	61.6	4.2	152.8	32.1
Total performance revenues	104.4	34.4	218.9	98.6
Principal investment income
Realized	—	—	—	—
Unrealized	0.9	1.6	4.2	3.1
Total principal investment income	0.9	1.6	4.2	3.1
Interest income	0.4	0.6	1.2	0.9
Other income	0.1	0.1	0.4	0.3
Total revenues	148.5	77.8	349.3	216.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	22.2	24.7	67.4	63.8
Equity-based compensation	4.7	2.1	11.7	6.2
Performance revenues related compensation
Realized	38.4	29.9	59.8	65.4
Unrealized	58.9	(2.0)	130.3	18.4
Total compensation and benefits	124.2	54.7	269.2	153.8
General, administrative, and other indirect expenses	10.1	6.1	27.3	21.6
Depreciation and amortization expense	1.2	0.9	3.4	2.6
Interest expense	1.6	1.6	4.7	4.6
Total expenses	137.1	63.3	304.6	182.6
Economic Income	$11.4	$14.5	$44.7	$33.4
(-) Net Performance Revenues	7.1	6.5	28.8	14.8
(-) Principal Investment Income	0.9	1.6	4.2	3.1
(+) Equity-based Compensation	4.7	2.1	11.7	6.2
(+) Net Interest	1.2	1.0	3.5	3.7
(+) Reserve for Litigation and Contingencies	—	(2.6)	—	(2.6)
(=) Fee Related Earnings	$9.3	$6.9	$26.9	$22.8
(+) Realized Net Performance Revenues	4.4	0.3	6.3	1.1
(+) Realized Principal Investment Income	—	—	—	—
(+) Net Interest	(1.2)	(1.0)	(3.5)	(3.7)
(=) Distributable Earnings	$12.5	$6.2	$29.7	$20.2

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Distributable Earnings

Distributable earnings increased $6.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $9.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Distributable earnings, September 30, 2017	$6.2	$20.2
Increases (decreases):
Increase in fee related earnings	2.4	4.1
Increase in realized net performance revenues	4.1	5.2
(Increase) decrease in net interest	(0.2)	0.2
Total increase	6.3	9.5
Distributable earnings, September 30, 2018	$12.5	$29.7
Fee Related Earnings

Fee related earnings increased $2.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $4.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in fee related earnings for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Fee related earnings, September 30, 2017	$6.9	$22.8
Increases (decreases):
Increase in fee revenues	1.6	11.5
Decrease (increase) in cash-based compensation and benefits	2.5	(3.6)
Increase in general, administrative and other indirect expenses	(1.4)	(3.1)
All other changes	(0.3)	(0.7)
Total increase	2.4	4.1
Fee related earnings, September 30, 2018	$9.3	$26.9

Fee Revenues. Total fee revenues increased $1.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles as well as $2.6 million of catch-up management fees related to certain of our real estate fund vehicles recognized in the three months ended September 30, 2018.

Total fee revenues increased $11.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased management fees from our private equity fund vehicles as a result of closings of new fund vehicles, which have a higher average management fee rate than older fund vehicles as well as $3.0 million of catch-up management fees related to certain of our real estate fund vehicles recognized in the nine months ended September 30, 2018.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $2.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to decreased compensation associated with fundraising activities of approximately $2.4 million.

Cash-based compensation and benefits expense increased $3.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to an increase in headcount and higher projected year-end bonuses. These increases were partially offset by decreased compensation associated with fundraising activities of approximately $4.4 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased professional fees, partially offset by positive foreign currency adjustments during the three months ended September 30, 2018 as compared to negative foreign currency adjustments during the three months ended September 30, 2017.
General, administrative and other indirect expenses increased $3.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased professional fees, partially offset by lower negative foreign currency adjustments during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Economic Income
Economic income decreased $3.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $11.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following table provides the components of the changes in economic income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Economic income, September 30, 2017	$14.5	$33.4
Increases (decreases):
Increase in net performance revenues	0.6	14.0
(Decrease) increase in principal investment income	(0.7)	1.1
Increase in equity-based compensation	(2.6)	(5.5)
Increase in fee related earnings	2.4	4.1
(Increase) decrease in net interest	(0.2)	0.2
Change in reserve for litigation and contingencies(1)	(2.6)	(2.6)
Total (decrease) increase	(3.1)	11.3
Economic income, September 30, 2018	$11.4	$44.7

(1) Investment Solution's share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.
Performance Revenues. Performance revenues (realized and unrealized) for the three and nine months ended September 30, 2018 and 2017 are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Private equity fund vehicles	$103.2	$34.0	$215.2	$96.7
Real estate fund vehicles	1.2	0.4	3.7	1.9
Total performance revenues	$104.4	$34.4	$218.9	$98.6

Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest with respect to the historical investments and commitments to our AlpInvest fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest with respect to commitments from the historical owners of AlpInvest for the period between 2011 and 2020, except in certain instances, and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).
As funds that have launched since our acquisition of AlpInvest in 2011 begin to accrue performance revenues, an increasing share of net performance revenues are for our benefit. The increase in performance revenues for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to higher appreciation in our carry funds in 2018. Overall, our carry funds appreciated 5% in the three months ended September 30, 2018 (excluding the impact of foreign currency, appreciation remained 5% for the three months ended September 30, 2018) while appreciating 3% in the three months ended September 30, 2017. Overall, our carry funds appreciated 17% in the nine months ended September 30, 2018 (excluding the impact of foreign currency, appreciation was 15% for the nine months ended September 30, 2018) while appreciating 6% in the nine months ended September 30, 2017.

The $104.4 million of performance revenues for the three months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•Main Fund III - Secondary Investments of $24.9 million,
•Main Fund III - Fund Investments of $22.3 million,
•Main Fund III - Co-Investments of $21.4 million,
•Main Fund V - Secondary Investments of $8.9 million,
•Main Fund V - Fund Investments of $6.5 million,
•Main Fund IV - Fund Investments of $6.4 million,
•Main Fund VI - Co-Investments of $6.3 million, and
•Main Fund VII - Co-Investments of $2.9 million.
The $34.4 million of performance revenues for the three months ended September 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•Main Fund V - Secondary Investments of $6.7 million,
•Main Fund IV - Fund Investments of $6.0 million,
•Main Fund V - Co-Investments of $4.9 million,
•Main Fund III - Fund Investments of $2.3 million, and
•Main Fund V - Fund Investments of $2.3 million.

The $218.9 million of performance revenues for the nine months ended September 30, 2018 was driven primarily by performance revenues recognized from the following funds:

•Main Fund V - Secondary Investments of $51.7 million,
•Main Fund III - Fund Investments of $32.4 million,
•Main Fund III - Secondary Investments of $25.6 million,
•Main Fund VI - Co-Investments of $24.4 million,
•Main Fund III - Co-Investments of $22.5 million,
•Main Fund V - Fund Investments of $19.9 million, and
•Main Fund IV - Fund Investments of $15.4 million.
The $98.6 million of performance revenues for the nine months ended September 30, 2017 was driven primarily by performance revenues recognized from the following funds:

•	Main Fund V - Secondary Investments of $23.1 million,

•	Main Fund IV - Fund Investments of $15.2 million,

•	Main Fund III - Fund Investments of $9.5 million,

•	Main Fund IV - Co-Investments of $8.3 million,

•	Main Fund V - Co-Investments of $6.7 million, and

•	Main Fund VI - Co-Investments of $6.0 million.

There were approximately $3.7 million and $6.2 million of performance revenues reversed for the three and nine months ended September 30, 2018, respectively. There were no significant performance revenues reversed for the three months and nine months ended September 30, 2017.
The appreciation in remaining value of our Investment Solutions carry funds for this segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Carry funds	5%	3%	17%	6%
Note: The appreciation presented is a weighted average blend of the remaining investments in the respective carry funds within Investment Solutions. These carry funds include private equity and real estate investments in primary fund, co-investment and secondary strategies, which have different return profiles. Additionally, appreciation excluding the impact of foreign currency is 5% and 15% for the three and nine months ended September 30, 2018.
Net performance revenues for the three months ended September 30, 2018 were $7.1 million, representing an increase of $0.6 million from $6.5 million in net performance revenues for the three months ended September 30, 2017. Net performance revenues for the nine months ended September 30, 2018 were $28.8 million, representing an increase of $14.0 million from $14.8 million in net performance revenues for the nine months ended September 30, 2017. The increase in net performance revenues for both periods was due to the higher appreciation of the carry funds in each period.
Equity-based Compensation. Equity-based compensation was $4.7 million for the three months ended September 30, 2018, an increase of $2.6 million from $2.1 million for the three months ended September 30, 2017. Equity-based compensation was $11.7 million for the nine months ended September 30, 2018, an increase of $5.5 million from $6.2 million for the nine months ended September 30, 2017. The increase for both periods primarily relates to the ongoing grants of deferred restricted common units to new and existing employees during 2017 and 2018, as well as the probable vesting of certain awards containing performance conditions.
Reserve for Litigation and Contingencies. Investment Solutions' share of the reserve for litigation and contingencies decreased $2.6 million for both the three and nine months ended September 30, 2018. The decrease was related to Investment Solutions' share of the $25 million reserve reversal related to the CCC litigation recognized in 2017.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2018 and 2017
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2018	2017
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,363	$11,145
Fee-earning AUM based on invested capital (2)	1,567	1,170
Fee-earning AUM based on net asset value	1,010	855
Fee-earning AUM based on lower of cost or fair market value	15,524	17,176
Total Fee-earning AUM	$29,464	$30,346

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,831	$28,468	$30,150	$27,054
Inflows, including Fee-paying Commitments (1)	1,028	2,343	3,758	5,275
Outflows, including Distributions (2)	(1,391)	(1,093)	(3,717)	(4,138)
Market Appreciation/(Depreciation) (3)	121	(108)	31	(280)
Foreign Exchange and other (4)	(125)	736	(758)	2,435
Balance, End of Period	$29,464	$30,346	$29,464	$30,346

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $29.5 billion at September 30, 2018, a decrease of $0.3 billion, or approximately 1%, compared to $29.8 billion at June 30, 2018. This was driven by outflows, including distributions, of $1.4 billion which were primarily attributable to our AlpInvest carry funds. This was partially offset by inflows, including fee-paying commitments, of $1.0 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $29.5 billion at September 30, 2018, a decrease of $0.7 billion, or approximately 2%, compared to $30.2 billion at December 31, 2017. The decrease was driven by outflows, including distributions, of $3.7 billion which were primarily attributable to our AlpInvest carry funds and foreign exchange losses of $0.8 billion from translating our Euro-denominated AlpInvest Fee-earning AUM to USD. This was largely offset by inflows, including fee-paying commitments, of $3.8 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles.
Fee-earning AUM was $29.5 billion at September 30, 2018, a decrease of $0.8 billion, or approximately 3%, compared to $30.3 billion at September 30, 2017. The decrease was driven by outflows, including distributions, of $5.4 billion primarily in our AlpInvest carry funds. This was offset by inflows, including fee-paying commitments, of $4.7 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2018
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$47,625	$46,291
New Commitments (1)	1,138	3,444
Outflows (2)	(3,298)	(7,402)
Market Appreciation/(Depreciation) (3)	2,054	6,082
Foreign Exchange Gain/(Loss) (4)	(186)	(1,255)
Other (5)	(59)	114
Balance, End of Period	$47,274	$47,274

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

Total AUM was $47.3 billion at September 30, 2018, a decrease of $0.3 billion or approximately 1%, compared to $47.6 billion at June 30, 2018. The decrease was driven by $3.3 billion of outflows primarily related to distributions in our AlpInvest carry funds. This was partially offset by $2.1 billion of market appreciation primarily in our AlpInvest carry funds and $1.1 billion of new commitments raised in our AlpInvest and MRE carry funds.
Total AUM was $47.3 billion at September 30, 2018, an increase of $1.0 billion or approximately 2%, compared to $46.3 billion at December 31, 2017. This increase was driven by $6.1 billion of market appreciation primarily in our AlpInvest carry funds and $3.4 billion of new commitments raised in our AlpInvest and MRE carry funds. This was partially offset by $7.4 billion of outflows primarily related to distributions in our AlpInvest carry funds, and $1.3 billion of foreign exchange losses resulting from the translation of our Euro-denominated AlpInvest AUM to USD.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2018, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2018
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,247.3	€6,999.0	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,823.1	€7,712.9	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,804.4	€21,049.5	1.6x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,171.9	€8,871.9	1.7x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€4,459.8	€6,203.4	1.4x	15%	14%
Main Fund VI - Fund Investments	2015	€1,106.4	€596.6	€705.6	1.2x	16%	14%
Main Fund I - Secondary Investments	2002	€519.4	€476.1	€899.4	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,006.2	€1,841.5	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,348.7	€3,601.3	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,933.1	€3,329.1	1.7x	20%	19%
Main Fund V - Secondary Investments	2011	€4,272.8	€3,957.5	€6,608.2	1.7x	23%	21%
Main Fund II - Co-Investments	2003	€1,090.0	€903.2	€2,514.4	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,770.5	€3,914.0	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,335.4	€3,556.0	2.7x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,023.0	€2,452.1	2.4x	31%	28%
Main Fund VI - Co-Investments	2014	€1,114.6	€924.9	€1,821.2	2.0x	31%	28%
Main Fund II - Mezzanine Investments	2004	€700.0	€755.8	€1,043.3	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,958.5	€2,658.0	1.4x	10%	9%
All Other Funds (9)	Various		€2,335.1	€3,198.5	1.4x	14%	11%
Total Fully Committed Funds			€53,831.2	€88,979.4	1.7x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€5,007.6	€1,435.8	€1,581.1	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,484.7	€550.3	€623.0	1.1x	NM	NM
All Other Funds (9)	Various		€799.1	€1,027.1	1.3x	21%	18%
Total Funds in the Commitment Period			€2,785.2	€3,231.2	1.2x	16%	12%
TOTAL ALPINVEST			€56,616.4	€92,210.6	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$65,764.2	$107,109.5	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$3,018.3	$3,948.8	1.3x	7%	4%
Funds in the Commitment Period (5)	Various		$174.7	$202.6	1.2x	NM	NM
TOTAL METROPOLITAN REAL ESTATE			$3,193.0	$4,151.4	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of September 30, 2018, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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

(9)
Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2018. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2018, we issued $350 million of 5.650% senior notes due September 15, 2048 and used the net proceeds from that issuance to repurchase $250 million of the $500 million outstanding 3.875% senior notes due February due February 1, 2023 and prepay the $108.8 million promissory note to BNRI due January 1, 2022. In September 2017, we issued 16 million of our 5.875% Series A Preferred Units for net proceeds of $387.5 million.
Cash and cash equivalents. Cash and cash equivalents were approximately $1,238.2 million at September 30, 2018. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $224.0 million at September 30, 2018. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $1.3 billion as of September 30, 2018. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (3.33% at September 30, 2018). Our balance sheet at September 30, 2018 reflects $25.0 million of term loan balance outstanding under our senior credit facility.
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
CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans were $311.2 million and $294.5 million at September 30, 2018 and December 31, 2017, respectively. The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of September 30, 2018, $292.7 million of these loans are secured by investments attributable to Carlyle Holdings. See Note 5 of our unaudited condensed consolidated financial statements for more information on our CLO term loans.

5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2019. The notes are unsecured and unsubordinated obligations of Carlyle Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants that, among other things, limit Carlyle Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
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
In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of the 3.875% Senior Notes due 2023. As of September 30, 2018, $250.0 million of these notes remain outstanding.
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
Promissory Notes. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrues at the three month LIBOR plus 2.50%. The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note was scheduled to mature on January 1, 2022. In September 2018, the Partnership prepaid the $108.8 million remaining balance outstanding under the promissory note, along with $1.2 million of accrued but unpaid interest.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.34% at September 30, 2018). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $26.9 million of these promissory notes are outstanding at September 30, 2018. These promissory notes are scheduled to mature on July 15, 2019.
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

Our accrued performance allocations by segment as of September 30, 2018, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,289.9	$(5.0)	$2,284.9
Real Assets	768.1	(58.2)	709.9
Global Credit	58.7	—	58.7
Investment Solutions	836.0	—	836.0
Total	$3,952.7	$(63.2)	$3,889.5
Plus: Accrued performance allocations from NGP			205.3
Less: Accrued performance allocation-related compensation			(2,083.7)
Plus: Receivable for giveback obligations from current and former employees			1.0
Less: Deferred taxes on accrued performance allocations			(68.6)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			10.8
Net accrued performance revenues before timing differences			1,954.3
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(42.2)
Net accrued performance revenues attributable to Carlyle Holdings			$1,912.1

As of September 30, 2018, the net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Corporate Private Equity:
Buyout	$1,160.3
Growth Capital	55.0
Total Corporate Private Equity	1,215.3
Real Assets:
Real Estate	314.6
Natural Resources	274.9
Legacy Energy	(19.0)
Total Real Assets	570.5
Global Credit	33.2
Investment Solutions	93.1
Net accrued performance revenues attributable to Carlyle Holdings	$1,912.1
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
Preferred Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $23.6 million, or $1.468752 per preferred unit, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Common Unitholders	Distribution Year	Record Date	Payment Date
(Dollars in millions, except per unit data)
$0.367188	$5.9	2018	March 1, 2018	March 15, 2018
0.367188	5.9	2018	June 1, 2018	June 15, 2018
0.367188	5.9	2018	September 1, 2018	September 17, 2018
0.367188	5.9	2018	December 1, 2018	December 17, 2018
$1.468752	$23.6
Distributions to preferred unitholders paid during the nine months ended September 30, 2018 totaled $17.7 million, representing the amount paid in March 2018 in respect of the first quarter of 2018, the amount paid in June 2018 in respect of the second quarter of 2018, and the amount paid in September 2018 in respect of the third quarter of 2018. Distributions on the preferred units are discretionary and non-cumulative.
Common Unit Distributions. With respect to distribution year 2018, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $96.6 million, or $0.91 per common unit, consisting of the following:

Common Unit Distributions - Distribution Year 2018
Quarter	Distribution per Common Unit	Distribution to Common Unitholders	Record Date	Payment Date
(Dollars in millions, except per unit data)
Q1 2018	$0.27	$27.8	May 11, 2018	May 17, 2018
Q2 2018	0.22	23.3	August 13, 2018	August 17, 2018
Q3 2018	0.42	45.5	November 13, 2018	November 20, 2018
Total	$0.91	$96.6
With respect to distribution year 2017, the Board of Directors of our general partner declared a distribution of approximately $137.6 million to common unitholders, consisting of the following:

Common Unit Distributions - Distribution Year 2017
Quarter	Distribution per Common Unit	Distribution to Common Unitholders	Record Date	Payment Date
(Dollars in millions, except per unit data)
Q1 2017	$0.10	$9.0	May 15, 2017	May 22, 2017
Q2 2017	0.42	40.3	August 14, 2017	August 21, 2017
Q3 2017	0.56	55.1	November 10, 2017	November 16, 2017
Q4 2017	0.33	33.2	February 20, 2018	February 27, 2018
Total	$1.41	$137.6

Distributions to common unitholders paid during the nine months ended September 30, 2018 totaled $84.3 million, representing the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017, the amount paid in May 2018 of $0.27 per common unit in respect of the first quarter of 2018, and the amount paid in August 2018 of $0.22 per common unit in respect of the second quarter of 2018. Distributions to common unitholders paid during the nine months ended September 30, 2017 totaled $63.0 million, representing the amount paid in February 2017 of $0.16 per common unit in respect of the fourth quarter of 2016, the amount paid in May 2017 of $0.10 per common unit in respect of the first quarter of 2017 and the amount paid in August 2017 of $0.42 per common unit in respect of the second quarter of 2017.
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

Since our inception through September 30, 2018, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2018, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,601.1
Real Assets	818.2
Global Credit	475.3
Investment Solutions	148.9
Total	$4,043.5
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
Investments as of September 30, 2018 consist of the following (dollars in millions):

Investments, excluding accrued performance allocations	$1,855.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(354.6)
Less: Strategic equity method investments in NGP Management	(390.0)
Less: Investment in NGP accrued performance allocations	(205.3)
Investments excluding non-controlling interests and NGP	905.7
Plus: Investments in Consolidated Funds, eliminated in consolidation	242.8
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,148.5
Of the $1,148.5 million of total investments attributable to Carlyle Holdings, approximately $292.7 million are financed with loans attributable to Carlyle Holdings (see Sources of Liquidity earlier in this section). The financing of our CLO investments within the last year has caused our total investments to increase at a faster rate than in prior periods. We expect this trend to continue in the near term as it relates to our European CLOs.
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the nine months ended September 30, 2018, we have paid an aggregate of $87.5 million to repurchase and retire approximately 3.9 million units with all of the repurchases done via open market transactions. Since inception of the program, we have paid an aggregate of $146.6 million to repurchase and retire approximately 7.6 million units.
Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$95.0	$571.8
Net cash used in investing activities	(20.1)	(26.0)
Net cash provided by financing activities	150.3	73.7
Effect of foreign exchange rate changes	(14.4)	61.8
Net change in cash, cash equivalents and restricted cash	$210.8	$681.3
Net Cash Provided by Operating Activities. Net cash (used in) provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.5 billion and $1.6 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.4 billion and $1.5 billion for the nine months ended September 30, 2018 and 2017, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2018, investment proceeds were $571.9 million while investment purchases were $371.8 million. During the nine months ended September 30, 2017, investment proceeds were $297.7 million as compared to purchases of $412.4 million.
The net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2018, purchases of investments by the Consolidated Funds were $2,914.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2,159.8 million. For the nine months ended September 30, 2017, purchases of investments by the Consolidated Funds were $2,129.7 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2,135.6 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the nine months ended September 30, 2018, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $20.1 million and $26.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Net Cash Provided by Financing Activities. Financing activities are a net source of cash in both the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, the Partnership received net proceeds of $346.6 million from the issuance of $350 million of 5.650% senior notes, paid $254.8 million to repurchase $250 million of 3.875% senior notes, and paid $108.8 million to prepay the remaining balance outstanding under a promissory note to BNRI. For the nine months ended September 30, 2018, the Partnership received net proceeds of $40.8 million from the issuance of various CLO term loans, while $202.6 million was received for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the Partnership repaid a $20.6 million CLO term loan. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings.

Proceeds from issuance of preferred units, net of offering costs and expenses was $387.6 million for the nine months ended September 30, 2017. See Note 12 to the unaudited condensed consolidated financial statements for more information on the preferred units.
Distributions to our common unitholders were $84.3 million and $63.0 million for the nine months ended September 30, 2018 and 2017, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $191.7 million and $163.1 million for the nine months ended September 30, 2018 and 2017, respectively. Distributions to our preferred unitholders were $17.7 million for the nine months ended September 30, 2018.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2018 and 2017 were $662.3 million and $(312.7) million, respectively. Contributions from non-controlling interest holders were $17.6 million and $87.7 million for the nine months ended September 30, 2018 and 2017, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2018 and 2017, distributions to non-controlling interest holders were $72.7 million and $74.0 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $13.4 billion at September 30, 2018, an increase of $1.2 billion from December 31, 2017. The increase in total assets was primarily attributable to increases in investments of Consolidated Funds and investments, including accrued performance allocations, of $561.1 million, and $519.7 million, respectively. Cash and cash equivalents, including corporate treasury investments, were approximately $1.5 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.
Total liabilities were $10.4 billion at September 30, 2018, an increase of $1.0 billion from December 31, 2017. The increase in liabilities was primarily attributable to increases in loans payable of Consolidated Funds, accrued compensation and benefits and accounts payable, accrued expenses and other liabilities of $470.8 million, $309.4 million and $120.6 million respectively, from December 31, 2017 to September 30, 2018.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 15 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2018, our total assets were $8.2 billion, including cash and cash equivalents, including corporate treasury investments, of $1.5 billion and net accrued performance revenues of $1.9 billion.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2018 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$6.7	$69.6	$119.4	$1,367.4	$1,563.1
Interest payable(b)	19.3	150.0	144.9	1,197.4	1,511.6
Other consideration(c)	1.0	11.7	—	—	12.7
Operating lease obligations(d)	12.8	111.8	85.5	454.9	665.0
Capital commitments to Carlyle funds(e)	4,043.5	—	—	—	4,043.5
Tax receivable agreement payments(f)	—	—	22.6	78.4	101.0
Loans payable of Consolidated Funds(g)	23.5	186.9	186.6	5,427.5	5,824.5
Unfunded commitments of the CLOs(h)	5.0	—	—	—	5.0
Consolidated contractual obligations	4,111.8	530.0	559.0	8,525.6	13,726.4
Loans payable of Consolidated Funds(g)	(23.5)	(186.9)	(186.6)	(5,427.5)	(5,824.5)
Capital commitments to Carlyle funds(e)	(3,531.2)	—	—	—	(3,531.2)
Unfunded commitments of the CLOs(h)	(5.0)	—	—	—	(5.0)
Carlyle Operating Entities contractual obligations	$552.1	$343.1	$372.4	$3,098.1	$4,365.7

(a)
The table above assumes that no prepayments are made on the promissory notes or senior notes and that the outstanding balance on the senior credit facility term loan is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, promissory notes and senior notes.

(b)
The interest rate on the debt obligations as of September 30, 2018 consist of: 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 3.33% on $25.0 million remaining term loan under our senior credit facility, a range of approximately 1.75% to 4.28% for our CLO term loans, and approximately 4.34% on $26.9 million of our outstanding settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

(c)	These obligations represent our estimate of amounts to be paid associated with our business acquisitions and other obligations.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where in June 2018, we entered into an amended non-cancelable lease agreement expiring on March 31, 2030. In July 2018, we entered into a new non-cancelable lease agreement expiring in 2036 for new office space in New York City. Our office leases in other locations expire in various years from 2018 through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.

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

(f)
Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below. Further, the amount and timing of payments is subject to change as we continue to analyze the 2017 Tax Cuts and Jobs Act.

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2018, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.96%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $13.0 million at September 30, 2018 as we are unable to estimate when such amounts may be paid. Also, the table above does not include amounts related to the Fortitude Holdings and AAG transactions (see Notes 4 and 14 to the unaudited condensed consolidated financial statements).

Risk Retention Rules
The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). The U.S. Risk Retention Rules became effective in December 2016, at which time we began to comply by holding 5% of the credit risk for our U.S. CLOs. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia ruled that the U.S. Risk Retention Rules do not apply to managers of open-market CLOs - CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale. This ruling went into effect on April 5, 2018, ending the need for managers of open-market CLOs to comply with the U.S. Risk Retention Rules. As a result, going forward, the manager of our U.S. open-market CLOs will not obtain or hold 5% of the credit risk that previously would have been necessary to satisfy the U.S. Risk Retention Rules, though we will continue to hold 5% of the credit risk of our U.S., non-open-market CLOs . In addition, other Carlyle entities may continue to hold positions in our U.S. open-market CLOs independent of the U.S. Risk Retention Rules.
Further, we will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.

Guarantees
See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of September 30, 2018.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2017 through September 30, 2018 is as follows:

	Units as of December 31, 2017	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of September 30, 2018
The Carlyle Group L.P. common units	100,100,650	8,213,111	—	3,305,299	(3,870,965)	107,748,095
Carlyle Holdings partnership units	234,813,858	—	—	(3,305,299)	—	231,508,559
Total	334,914,508	8,213,111	—	—	(3,870,965)	339,256,654
The Carlyle Group L.P. common units issued during the period from December 31, 2017 through September 30, 2018 relate to the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2018.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three and nine months ended September 30, 2018, senior Carlyle professionals exchanged approximately 1.6 million and 3.3 million of their Carlyle Holdings partnership units for common units.
The total units as of September 30, 2018 as shown above exclude approximately 0.5 million common units in connection with the vesting of deferred restricted common units subsequent to September 30, 2018 that will participate in the common unitholder distribution that will be paid in November 2018.

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
There was no material change in our market risks during the three months ended September 30, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table sets forth repurchases of our common units during the three months ended September 30, 2018 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
(Dollars in millions, except unit and per unit data)
July 1, 2018 to July 30, 2018 (1)(2)	299,865	$21.84	299,865	$83.3

August 1, 2018 to August 31, 2018 (1)(2)	1,230,177	24.32	1,230,177	$53.4

September 1, 2018 to September 30, 2018 (1)	—	—	—	$53.4
Total	1,530,042		1,530,042

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

(2) For the period from July 1, 2018 to July 31, 2018 and from August 1, 2018 to August 31, 2018, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

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

4.1
Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 14, 2018).

4.2
First Supplemental Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 14, 2018).

4.3	Form of 5.650% Senior Note due 2048 (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on September 14, 2018).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: October 31, 2018	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)