Form 10-Q
period 2019-03-31
Carlyle Group L.P.
filed 2019-05-01
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	CG	The Nasdaq Global Select Market
5.875% Series A Preferred Units	TCGP	The Nasdaq Global Select Market
The number of the registrant’s common units representing limited partner interests outstanding as of April 26, 2019 was 110,105,553.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission (“SEC”) on February 13, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

•
Real Assets: Real estate, power, infrastructure and energy funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)

•	Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies, and our former hedge fund platform.

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP.
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$723.0	$629.6
Cash and cash equivalents held at Consolidated Funds	213.9	247.5
Restricted cash	5.1	8.7
Corporate treasury investments	28.4	51.7
Investments, including accrued performance allocations of $3,705.8 million and $3,480.0 million as of March 31, 2019 and December 31, 2018, respectively	6,236.5	5,697.5
Investments of Consolidated Funds	4,031.0	5,286.6
Due from affiliates and other receivables, net	300.9	441.1
Due from affiliates and other receivables of Consolidated Funds, net	45.3	135.4
Fixed assets, net	99.8	95.1
Lease right-of-use assets, net	247.4	—
Deposits and other	57.4	49.3
Intangible assets, net	74.0	77.3
Deferred tax assets	180.1	194.4
Total assets	$12,242.8	$12,914.2
Liabilities and partners’ capital
Debt obligations	$1,537.2	$1,550.4
Loans payable of Consolidated Funds	3,750.0	4,840.1
Accounts payable, accrued expenses and other liabilities	308.3	442.2
Accrued compensation and benefits	2,202.9	2,222.3
Due to affiliates	180.8	174.0
Deferred revenue	307.7	111.3
Deferred tax liabilities	64.3	64.3
Other liabilities of Consolidated Funds	372.1	610.1
Lease liabilities	320.5	—
Accrued giveback obligations	63.2	63.2
Total liabilities	9,107.0	10,077.9
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	387.5	387.5
Partners’ capital (common units 110,105,553 and 107,746,443 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	779.2	673.4
Accumulated other comprehensive loss	(81.5)	(83.3)
Non-controlling interests in consolidated entities	290.0	324.2
Non-controlling interests in Carlyle Holdings	1,760.6	1,534.5
Total partners’ capital	3,135.8	2,836.3
Total liabilities and partners’ capital	$12,242.8	$12,914.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues
Fund management fees	$353.4	$264.5
Incentive fees	8.1	6.3
Investment income (loss)
Performance allocations	349.1	308.1
Principal investment income	301.8	54.1
Total investment income	650.9	362.2
Interest and other income	22.2	22.5
Interest and other income of Consolidated Funds	52.4	47.3
Total revenues	1,087.0	702.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	210.5	187.3
Equity-based compensation	36.0	84.9
Performance allocations and incentive fee related compensation	185.4	158.0
Total compensation and benefits	431.9	430.2
General, administrative and other expenses	112.5	95.0
Interest	19.7	17.9
Interest and other expenses of Consolidated Funds	38.1	35.9
Other non-operating expenses	0.3	0.3
Total expenses	602.5	579.3
Other income
Net investment gains (losses) of Consolidated Funds	(14.2)	2.0
Income before provision for income taxes	470.3	125.5
Provision for income taxes	24.0	7.8
Net income	446.3	117.7
Net income (loss) attributable to non-controlling interests in consolidated entities	(4.5)	11.0
Net income attributable to Carlyle Holdings	450.8	106.7
Net income attributable to non-controlling interests in Carlyle Holdings	307.9	67.0
Net income attributable to The Carlyle Group L.P.	142.9	39.7
Net income attributable to Series A Preferred Unitholders	5.9	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$137.0	$33.8
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$1.25	$0.34
Diluted	$1.18	$0.30
Weighted-average common units
Basic	109,210,460	100,732,493
Diluted	115,818,538	111,303,988
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$446.3	$117.7
Other comprehensive income
Foreign currency translation adjustments	1.9	30.6
Unrealized gains on Fortitude Re available-for-sale securities	5.6	—
Defined benefit plans
Unrealized gain (loss) for the period	1.7	(1.0)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.3	0.2
Other comprehensive income	9.5	29.8
Comprehensive income	455.8	147.5
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	4.2	(22.3)
Comprehensive income attributable to Carlyle Holdings	460.0	125.2
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(314.0)	(79.8)
Comprehensive income attributable to The Carlyle Group L.P.	$146.0	$45.4
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital
(Unaudited)
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	13.3	(1.1)	—	(12.2)	—
Exchange of Carlyle Holdings units for common units	0.2	—	1.4	(0.2)	—	(1.2)	—
Units repurchased	(0.6)	—	(10.4)	—	—	—	(10.4)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.1	—	—	—	0.1
Equity-based compensation	—	—	12.0	—	—	25.4	37.4
Issuances of common units for equity-based awards	2.8	—	—	—	—	—	—
Contributions	—	—	—	—	2.2	—	2.2
Distributions	—	(5.9)	(47.4)	—	(32.2)	(99.4)	(184.9)
Net income (loss)	—	5.9	137.0	—	(4.5)	307.9	446.3
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	0.7	0.3	0.9	1.9
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	1.8	—	3.8	5.6
Defined benefit plans, net	—	—	—	0.6	—	1.4	2.0
Balance at March 31, 2019	110.1	$387.5	$779.2	$(81.5)	$290.0	$1,760.6	$3,135.8

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2017	100.1	$387.5	$701.8	$(72.7)	$404.7	$1,527.7	$2,949.0
Reallocation of ownership interests in Carlyle Holdings	—	—	(0.1)	(0.2)	—	0.3	—
Exchange of Carlyle Holdings units for common units	0.9	—	6.6	(0.7)	—	(5.9)	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.4	—	—	—	0.4
Equity-based compensation	—	—	22.0	—	—	63.3	85.3
Issuances of common units for equity-based awards	0.4	—	—	—	—	—	—
Contributions	—	—	—	—	3.4	—	3.4
Distributions	—	(5.9)	(33.2)	—	(21.1)	(77.5)	(137.7)
Net income	—	5.9	33.8	—	11.0	67.0	117.7
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	(1.2)	—	—	(2.9)	(4.1)
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	(0.3)	—	—	(0.5)	(0.8)
Currency translation adjustments	—	—	—	5.9	11.3	13.4	30.6
Defined benefit plans, net	—	—	—	(0.2)	—	(0.6)	(0.8)
Balance at March 31, 2018	101.4	$387.5	$729.8	$(67.9)	$409.3	$1,584.3	$3,043.0

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$446.3	$117.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14.8	10.7
Equity-based compensation	36.0	84.9
Non-cash performance allocations and incentive fees	(167.8)	(71.9)
Other non-cash amounts	11.1	6.9
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(1.1)	15.4
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	15.3	(17.4)
Purchases of investments by Consolidated Funds	(310.4)	(911.1)
Proceeds from sale and settlements of investments by Consolidated Funds	598.8	529.9
Non-cash interest income, net	(0.8)	(0.9)
Change in cash and cash equivalents held at Consolidated Funds	14.1	311.6
Change in other receivables held at Consolidated Funds	88.1	(128.7)
Change in other liabilities held at Consolidated Funds	(225.2)	(3.9)
Principal investment income	(299.7)	(53.8)
Purchases of investments	(67.4)	(100.7)
Purchase of investment in Fortitude Re	(3.9)	—
Proceeds from the sale of investments	138.7	225.2
Payments of contingent consideration	—	(37.5)
Changes in deferred taxes, net	14.7	(2.8)
Change in due from affiliates and other receivables	59.9	5.1
Change in deposits and other	(8.4)	(12.1)
Change in accounts payable, accrued expenses and other liabilities	(68.9)	(38.3)
Change in accrued compensation and benefits	(137.6)	(82.9)
Change in due to affiliates	(2.2)	(15.5)
Change in lease right-of-use assets and lease liabilities	(1.1)	—
Change in deferred revenue	197.7	147.5
Net cash provided by (used in) operating activities	341.0	(22.6)
Cash flows from investing activities
Purchases of fixed assets, net	(7.1)	(4.7)
Net cash used in investing activities	(7.1)	(4.7)
Cash flows from financing activities
Repayment of term loan	(25.0)	—
Payments on debt obligations	(6.8)	(6.8)
Proceeds from debt obligations, net of financing costs	20.5	34.5
Net borrowings (payments) on loans payable of Consolidated Funds	(157.1)	180.6
Distributions to common unitholders	(47.4)	(33.2)
Distributions to preferred unitholders	(5.9)	(5.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(99.4)	(77.5)
Contributions from non-controlling interest holders	2.2	3.4
Distributions to non-controlling interest holders	(9.8)	(21.1)
Common units repurchased	(10.4)	—
Change in due to/from affiliates financing activities	87.3	(19.2)
Net cash (used in) provided by financing activities	(251.8)	54.8
Effect of foreign exchange rate changes	7.7	21.7
Increase in cash, cash equivalents and restricted cash	89.8	49.2
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$728.1	$1,078.0
Supplemental non-cash disclosures
Net increase (decrease) in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$12.2	$(0.3)
Non-cash distributions to non-controlling interest holders	$(22.4)	$—
Net asset impact of deconsolidation of Consolidated Funds	$(13.1)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$0.6	$1.9
Tax receivable agreement liability	$0.5	$1.5
Total partners’ capital	$0.1	$0.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$723.0	$1,068.2
Restricted cash	5.1	9.8
Total cash, cash equivalents and restricted cash, end of period	$728.1	$1,078.0

Cash and cash equivalents held at Consolidated Funds	$213.9	$355.9
See accompanying notes.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
The Carlyle Group L.P., together with its consolidated subsidiaries, is one of the world’s largest global investment firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities. The Carlyle Group L.P. is a Delaware limited partnership formed on July 18, 2011, which is managed and operated by its general partner, Carlyle Group Management L.L.C., which is in turn wholly-owned and controlled by Carlyle’s founders and other senior Carlyle professionals. Except as otherwise indicated by the context, references to the “Partnership” or “Carlyle” refer to The Carlyle Group L.P., together with its consolidated subsidiaries.
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions (see Note 14).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) have been consolidated in the accompanying condensed consolidated financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
To simplify the statement of operations, the Partnership condensed the presentation of performance allocations, principal investment income and performance allocations and incentive fee related compensation effective with the three months ended December 31, 2018, and no longer presents the realized and unrealized components of these line items. The accompanying consolidated statement of operations for the three months ended March 31, 2018 has been recast to reflect this presentation change. The realized and unrealized components of performance allocations and principal investment income are included in Note 4. The realized and unrealized components of performance allocations and incentive fee related compensation are included in Note 6.

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
As of March 31, 2019, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.3 billion and $4.2 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of the Partnership's Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2019, the Partnership held $163.4 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The Partnership’s maximum exposure to loss relates to the Partnership's investments in the unconsolidated VIEs and was $1,181.1 million as of March 31, 2019 and $1,152.4 million as of December 31, 2018.
Additionally, as of March 31, 2019, the Partnership had $131.3 million and $17.2 million recognized in the condensed consolidated balance sheet related to performance allocation and management fee arrangements, respectively, related to the unconsolidated VIEs.
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
Revenue Recognition
The Partnership recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Partnership transfers promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
The Partnership accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprises substantially all of the Partnership's previously reported performance fee revenues) as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Partnership records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 4 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the consolidated statements of operations.
While the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for the Partnership’s significant management and advisory contracts. The customer determination impacts the Partnership’s analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, are presented gross in the unaudited condensed consolidated statements of operations, as the Partnership controls the inputs to its investment management performance obligation.
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
As it relates to the Partnership’s performance obligation to provide investment management services, the Partnership typically satisfies this performance obligation over time as the services are rendered, since the funds simultaneously receive and

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

consume the benefits provided as the Partnership performs the service. The transaction price is the amount of consideration to which the Partnership expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Partnership is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value (“NAV”) or AUM. Given that the management fee basis is susceptible to market factors outside of the Partnership’s influence, management fees are constrained and, therefore, estimates of future period management fees are generally not included in the transaction price. Revenue recognized for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents.
Management fees for the Partnership’s private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments, or (iii) the contributions for unrealized investments; however, certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
As of March 31, 2019 and December 31, 2018, management fee receivables were $69.0 million and $76.2 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Partnership’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees includes transaction and portfolio advisory fees of $8.8 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively, net of any offsets as defined in the respective partnership agreements.
Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Partnership arranges for the investment funds, the Partnership concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Partnership concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership also incurs certain costs, primarily employee travel and entertainment costs, employee compensation and systems costs, for which it receives reimbursement from the investment funds in connection with its performance obligation to provide investment and management services. For reimbursable travel, compensation and systems costs, the Partnership concluded it controls the services provided by its employees and the resources used to develop applicable systems before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Partnership to manage the fund limited partnerships are presented on a gross basis in interest and other income in the unaudited condensed consolidated statements of operations and the expense in general, administrative and other expenses or cash-based compensation and benefits expenses in the unaudited condensed consolidated statements of operations.
Incentive Fees
In connection with management contracts from certain of its Global Credit funds, the Partnership is also entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved. Incentive fees are variable consideration because they are contingent upon the investment vehicle achieving stipulated investment return hurdles. Investment returns are highly susceptible to market factors outside of the Partnership’s influence. Accordingly, incentive fees are constrained until the uncertainty is resolved. Estimates of future period incentive fees are generally not included in the transaction price because these estimates are constrained. The transaction price for incentive fees is generally the amount determined at the end of each accounting period to which they relate because that is when the uncertainty for that period is resolved, as these fees are not subject to clawback.
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
Principal investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes the Partnership's allocation of earnings from its investments in Fortitude Re and, as it relates to the Partnership's investments in NGP (see Note 4), the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

compensatory arrangements provided by the Partnership to employees of its equity method investee. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $51.0 million and $46.0 million for the three months ended March 31, 2019 and 2018, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Compensation and Benefits
Cash-based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In June 2018, the Partnership adopted ASU 2018-7, Improvements to Nonemployee Share-Based Payment Accounting, which aligned the accounting for non-employee equity-based awards with the accounting for employee equity-based awards, retroactive to January 1, 2018. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award. The compensation expense for awards that contain market conditions is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the derived service period on a straight-line basis.
Equity-based awards issued to non-employees are generally recognized as general, administrative and other expenses, except to the extent they are recognized as part of the Partnership’s equity method earnings because they are issued to employees of equity method investees.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2019 and December 31, 2018, the Partnership had recorded a liability of $1.9 billion and $1.8 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Partnership, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Partnership provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2019, $20.8 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the condensed consolidated statements of operations. See Note 5 for additional information.
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
Leases
On January 1, 2019, the Partnership adopted ASU 2016-2, Leases (Topic 842) under the modified retrospective method. ASU 2016-2, and related amendments, requires lessees to recognize virtually all of their leases on the balance sheet by recording right-of-use assets and lease liabilities. The lease liability is measured at the present value of lease payments and the right-of-use asset is based on the lease liability value, subject to adjustments for deferred rent, lease incentives, unamortized initial direct costs, or impairment. As of December 31, 2018, there was $65.2 million of deferred rent and lease incentives that was reclassified from accounts payable, accrued expenses and other liabilities into right-of-use assets upon the adoption of ASU 2016-2. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The adoption of this guidance did not have a material impact on operating results. The Partnership elected the transition option provided by the FASB, which allows entities to not apply ASC 842 in the comparative periods presented in the financial statements in the year of adoption. The Partnership also elected to use the practical expedients available under the transition provisions under which the Partnership did not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership recognizes a lease liability and right-of-use asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The Partnership’s leases primarily consist of operating leases for office space in various countries around the world. The Partnership also has operating leases for office equipment and vehicles, which are not significant. The Partnership does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the Partnership’s obligation to make lease payments arising from the leases. The Partnership’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Partnership and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Partnership uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Partnership’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Partnership will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Partnership does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Partnership recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Partnership evaluates the lease term and the purchase option in the same manner as all other leases.
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.9 million and $2.7 million during the three months ended March 31, 2019 and 2018, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the three months ended March 31, 2019 was primarily driven by cash payments received in advance of the Partnership satisfying its performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2019 and December 31, 2018 were as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Currency translation adjustments	$(80.3)	$(79.7)
Unrealized losses on defined benefit plans	(3.0)	(4.6)
Fortitude Re available-for-sale securities	1.8	1.0
Total	$(81.5)	$(83.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $12.7 million and $6.7 million for the three months ended March 31, 2019 and 2018, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The Partnership included a separate statement of changes in partners’ capital in these condensed consolidated financial statements.
Recently Issued Accounting Standards Adopted as of January 1, 2019
In February 2018, the FASB issued ASU 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded effects resulting from the Tax Cuts and Jobs Act. The guidance was effective for the Partnership on January 1, 2019 and the Partnership adopted this guidance on that date. The impact of this guidance was not material to the Partnership.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12, among other things, permits hedge accounting for risk components in hedging relationships to now involve nonfinancial risk components and requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedge item is reported. The guidance was effective for the Partnership on January 1, 2019 and requires cash flow hedges and net investment hedges existing at the date of adoption to apply a cumulative effect adjustment to eliminate the measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of partners’ capital as of the beginning of the fiscal year that an entity adopts the guidance. The amended presentation and disclosure guidance is required only prospectively. The Partnership adopted this guidance on January 1, 2019 and the impact was not material.
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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2019:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Bonds	$—	$—	$653.4	$653.4
Loans	—	—	3,377.6	3,377.6
	—	—	4,031.0	4,031.0
Investments in CLOs and other	—	—	472.3	472.3
Corporate treasury investments
Bonds	—	10.9	—	10.9
Commercial paper and other	—	17.5	—	17.5
	—	28.4	—	28.4
Foreign currency forward contracts	—	1.9	—	1.9
Total	$—	$30.3	$4,503.3	$4,533.6
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,750.0	$3,750.0
Foreign currency forward contracts	—	1.3	—	1.3
Total	$—	$1.3	$3,750.0	$3,751.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2018:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Bonds	$—	$—	$690.1	$690.1
Loans	—	—	4,596.5	4,596.5
	—	—	5,286.6	5,286.6
Investments in CLOs and other	—	—	446.4	446.4
Corporate treasury investments
Bonds	—	29.2	—	29.2
Commercial paper and other	—	22.5	—	22.5
Total	$—	$51.7	$5,733.0	$5,784.7
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,840.1	$4,840.1
Foreign currency forward contracts	—	1.4	—	1.4
Total	$—	$1.4	$4,840.1	$4,841.5

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

There were no transfers from Level II to Level I during the three months ended March 31, 2019 and 2018.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

CLO Investments and CLO Loans Payable – The Partnership measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Partnership believes the fair value of the financial assets are more observable. The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership performs certain procedures to ensure the reliability of the quotations from pricing services. Generally, the loan and bond assets of the CLOs are not publicly traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2019
	Investments of Consolidated Funds
	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation of funds (1)	—	(883.7)	1.7	(882.0)
Purchases	69.5	240.9	29.7	340.1
Sales and distributions	(100.3)	(368.2)	(4.0)	(472.5)
Settlements	—	(130.3)	—	(130.3)
Realized and unrealized gains (losses), net
Included in earnings	7.6	(5.8)	(4.1)	(2.3)
Included in other comprehensive income	(13.5)	(71.8)	2.6	(82.7)
Balance, end of period	$653.4	$3,377.6	$472.3	$4,503.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.5	$(16.1)	$(4.1)	$(13.7)

 (1) As a result of the deconsolidation of two CLOs during the three months ended March 31, 2019, the investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$4,840.1	$4,303.8
Deconsolidation of funds	(870.6)	—
Borrowings	142.4	751.4
Paydowns	(299.5)	(570.8)
Realized and unrealized (gains) losses, net
Included in earnings	15.2	(17.5)
Included in other comprehensive income	(77.6)	87.6
Balance, end of period	$3,750.0	$4,554.5
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$2.7	$(24.5)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2019:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2019
Assets
Investments of Consolidated Funds:
Bonds	653.4	Consensus Pricing	Indicative Quotes (% of Par)	30 - 106 (94)
Loans	3,377.6	Consensus Pricing	Indicative Quotes (% of Par)	75 - 101 (98)
	4,031.0
Investments in CLOs and other:
Senior secured notes	408.7	Discounted Cash Flow with Consensus Pricing	Discount Margins (% of Par)	35 - 1,150 (192)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 70% (57%)
			Indicative Quotes (% of Par)	84 - 100 (99)
Subordinated notes and preferred shares	63.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 13% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 70% (56%)
			Indicative Quotes (% of Par)	47 - 97 (72)
Total	$4,503.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$3,601.2	Other	N/A	N/A
Subordinated notes and preferred shares	148.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 13% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	63 - 90 (77)
Total	$3,750.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2018:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2018
Assets
Investments of Consolidated Funds:
Bonds	$690.1	Consensus Pricing	Indicative Quotes (% of Par)	50 - 104 (94)
Loans	4,596.5	Consensus Pricing	Indicative Quotes (% of Par)	73 - 102 (98)
	5,286.6
Investments in CLOs and other
Senior secured notes	392.8	Discounted Cash Flow with Consensus Pricing	Discount Margins (% of Par)	70 - 1,100 (182)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (57%)
			Indicative Quotes (% of Par)	86 - 101 (99)
Subordinated notes and preferred shares	53.6	Discounted Cash Flow with Consensus Pricing	Discount Rate	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (56%)
			Indicative Quotes (% of Par)	45 - 106 (75)
Total	$5,733.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,607.2	Other	N/A	N/A
Subordinated notes and preferred shares	232.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (60%)
			Indicative Quotes (% of Par)	68 - 94 (81)
Total	$4,840.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations	$3,705.8	$3,480.0
Principal equity method investments, excluding performance allocations	2,050.9	1,765.8
Principal investments in CLOs and other	479.8	451.7
Total investments	$6,236.5	$5,697.5

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$2,068.7	$1,990.2
Real Assets	749.7	654.2
Global Credit	128.8	99.3
Investment Solutions	758.6	736.3
Total	$3,705.8	$3,480.0
Approximately 25% and 24% of accrued performance allocations at March 31, 2019 and December 31, 2018, respectively, are related to Carlyle Partners VI, L.P., one of the Partnership's Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(5.0)
Real Assets	(58.2)	(58.2)
Total	$(63.2)	$(63.2)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Partnership’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in Fortitude (included within Global Credit) and NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$395.5	$374.7
Real Assets	762.2	770.0
Global Credit	812.0	545.0
Investment Solutions	81.2	76.1
Total	$2,050.9	$1,765.8

Strategic Investment in Fortitude Re (f/k/a DSA Re)
On November 13, 2018, the Partnership acquired a 19.9% interest in Fortitude Holdings, LLC (“Fortitude Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”) (“the Transaction”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”, f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. Fortitude Re has approximately $35 billion in reserves as of December 31, 2018.
Pursuant to the Membership Interest Purchase Agreement, the Partnership entered into a strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has reinsured, committed to allocate assets in asset management strategies and vehicles of the Partnership and its affiliates. If Fortitude Re, together with AIG and its affiliates, fails to allocate an agreed upon amount of assets to the Partnership's asset management strategies and vehicles within 30 to 36 months of the closing of the transaction, the Partnership may be entitled to certain payments from AIG based on the commitment shortfall and assumed customary fee rates.
The Partnership paid $381 million in cash at closing (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Re is unable to distribute a planned non-pro rata dividend to AIG within 18 months following closing, then the Initial Purchase Price may be adjusted upward by up to $100 million to account for the increased value of Fortitude Re’s equity. AIG has also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Partnership in respect of certain adverse reserve development in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Partnership’s investment. The Partnership incurred approximately $17.9 million in transaction costs, which are included in the carrying value of the investment.
In connection with the Transaction, the Partnership also entered into an operating agreement that governs its rights and obligations as an equity holder of Fortitude Re and entitles the Partnership to customary minority protections contingent upon the Partnership maintaining agreed ownership percentages of Fortitude Re.
The Partnership’s investment is accounted for under the equity method of accounting and the investment is included in the Global Credit segment. Separately, income from the assets to be managed by the Partnership is included in the segment of the relevant investment fund. The Partnership’s net investment earnings (loss) from its investment are included in principal investment income in the consolidated statements of operations.
As of March 31, 2019 and December 31, 2018, the Partnership’s investment in Fortitude Re is $721.9 million and $460.2 million, respectively. The Partnership’s earnings from its investment for the three months ended March 31, 2019 were $256.3 million, inclusive of $229.3 million of unrealized gains related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Estimated summarized financial information of Fortitude Re is presented below:

Three Months Ended March 31,
2019
(Dollars in millions)
Revenues	$594.0
Expenses	440.0
Operating income	154.0
Net realized and unrealized gain (loss)	1,489.0
Income tax expense	345.0
Net income	$1,298.0
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
The Partnership's investments in NGP as of March 31, 2019 and December 31, 2018 are as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Investment in NGP Management	$388.5	$394.6
Investments in NGP general partners - accrued performance allocations	155.7	151.0
Principal investments in NGP funds	75.7	77.6
Total investments in NGP	$619.9	$623.2
Investment in NGP Management. The Partnership's equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XI, NGP XII and NGP X during the three months ended March 31, 2019 and 2018.
The Partnership records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 were as follows:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Management fee-related revenues from NGP Management	$25.2	$18.9
Expenses related to the investment in NGP Management	(2.5)	(2.9)
Amortization of basis differences from the investment in NGP Management	(1.4)	(1.8)
Net investment income from NGP Management	$21.3	$14.2
The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $12.8 million and $14.2 million as of March 31, 2019 and December 31, 2018, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Investment in the General Partners of NGP Carry Funds. The Partnership's investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Partnership records investment income for its equity income allocation from these performance allocations. The Partnership recognized net investment earnings related to these performance allocations in its consolidated statements of operations of $4.7 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively.
Principal Investments in NGP Funds. The Partnership also holds principal investments in the NGP Carry Funds. The Partnership recognized net investment earnings (loss) related to principal investment income in its consolidated statements of operations of $0.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of March 31, 2019 and December 31, 2018 primarily consisted of $479.8 million and $451.7 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Performance allocations
Realized	$29.8	$220.6
Unrealized	319.3	87.5
	349.1	308.1
Principal investment income from equity method investments (excluding performance allocations)
Realized	31.3	27.1
Unrealized	271.3	26.0
	302.6	53.1
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.9	0.4
Unrealized	(1.7)	0.6
	(0.8)	1.0
Total	$650.9	$362.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$132.8	$257.9
Real Assets	109.4	(3.3)
Global Credit	29.6	2.6
Investment Solutions	77.3	50.9
Total	$349.1	$308.1

Approximately 56%, or $194.1 million, of performance allocations for the three months ended March 31, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $109.7 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $62.2 million, and
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $47.4 million.
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
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $(43.2) million.
Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$8.2	$16.2
Real Assets	33.5	32.7
Global Credit	256.9	0.3
Investment Solutions	4.0	3.9
Total	$302.6	$53.1

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2019, the Partnership formed two new CLOs for which the Partnership is not the primary beneficiary. Furthermore, during the three months ended March 31, 2019, the Partnership deconsolidated two CLOs as a result of a decrease in the Partnership’s direct interest in the CLOs.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Interest income from investments	$51.0	$46.0
Other income	1.4	1.3
Total	$52.4	$47.3

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$1.1	$(15.4)
Gains (losses) from liabilities of CLOs	(15.3)	17.4
Total	$(14.2)	$2.0
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Realized losses	$(8.0)	$(2.7)
Net change in unrealized gains (losses)	9.1	(12.7)
Total	$1.1	$(15.4)

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	March 31, 2019		December 31, 2018
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 2/11/2024	$—	$—	$25.0	$24.9
CLO Borrowings (See below)	328.2	328.2	309.9	309.9
3.875% Senior Notes Due 2/01/2023	250.0	249.1	250.0	249.0
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.7	350.0	345.7
Promissory Notes Due 7/15/2019	13.5	13.5	20.2	20.2
Total debt obligations	$1,541.7	$1,537.2	$1,555.1	$1,550.4

Senior Credit Facility
On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at March 31, 2019, the interest rate was 3.75%). There was no amount outstanding

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

under the revolving credit facility at March 31, 2019. Interest expense under the senior credit facility was not significant for the three months ended March 31, 2019 and 2018. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2019 and December 31, 2018 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Partnership established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrued interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00% (at March 31, 2019, the interest rate was 3.98%).
The Partnership has made no borrowings under the facility and there was no amount outstanding under the facility as of March 31, 2019. In April 2019, the Partnership borrowed and repaid $17.0 million under this facility.
CLO Borrowings
For certain of the Partnership’s CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Partnership’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2019	Borrowing Outstanding December 31, 2018	Maturity Date (1)	Interest Rate as of March 31, 2019
February 28, 2017	$75.4	$77.0	November 17, 2031	2.33%	(2)
April 19, 2017	22.8	22.9	April 22, 2031	4.69%	(3) (15)
June 28, 2017	22.9	23.0	July 22, 2031	4.68%	(4) (15)
July 20, 2017	24.4	24.4	April 21, 2027	4.30%	(5) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.57%	(6) (15)
August 2, 2017	19.5	19.9	August 3, 2022	1.75%	(7)
August 14, 2017	22.5	22.5	August 15, 2030	4.54%	(8) (15)
November 30, 2017	22.6	22.7	January 16, 2030	4.52%	(9) (15)
December 6, 2017	19.1	19.1	October 16, 2030	4.43%	(10) (15)
December 7, 2017	20.9	21.1	January 19, 2029	4.15%	(11) (15)
January 30, 2018	19.2	19.2	January 22, 2030	4.39%	(12) (15)
March 1, 2018	15.3	15.3	January 15, 2031	4.34%	(13) (15)
March 15, 2019	20.8	—	March 15, 2032	2.56%	(14)
	$328.2	$309.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Outstanding borrowing of €67.2 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurs interest at LIBOR plus 1.536%.

(6)	Incurs interest at LIBOR plus 1.808%.

(7)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(8)	Incurs interest at LIBOR plus 1.848%.

(9)	Incurs interest at LIBOR plus 1.7312%.

(10)	Incurs interest at LIBOR plus 1.647%.

(11)	Incurs interest at LIBOR plus 1.365%.

(12)	Incurs interest at LIBOR plus 1.624%.

(13)	Incurs interest at LIBOR plus 1.552%.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(14) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage and 0.08% class A-1 periodic adjustment rate up to €54,120.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three months ended March 31, 2019 and 2018. The fair value of the outstanding balance of the CLO term loans at March 31, 2019 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions have provided a €67.2 million term loan ($75.4 million at March 31, 2019) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2019).

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
CLO Repurchase Agreements
On February 5, 2019, the Partnership entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Partnership. Subject to the terms and conditions of the CLO Financing Facility, the Partnership and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2019, €81.5 million of the CLO Financing Facility remained available.
Each transaction entered into under the CLO Financing Facility provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facility, provides for netting across transactions. Generally, upon a counterparty default, the Partnership can terminate all transactions under the CLO Financing Facility and offset amounts it owes in respect of any one transaction against collateral, if any, or other amounts it has received in respect of any other transactions under the CLO Financing Facility; provided, however, that in the case of certain defaults, the Partnership may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facility, the Partnership will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, the Partnership will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facility may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
The repurchase agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. The Partnership minimizes the credit risk associated with these activities by monitoring counterparty credit exposure and collateral values. Other than margin requirements, the Partnership is not subject to additional terms or contingencies which would expose the Partnership to additional obligations based upon the performance of the securities pledged as collateral.

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

Interest expense was $2.4 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the fair value of the notes, including accrued interest, was approximately $255.2 million and $255.5 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the fair value of the notes, including accrued interest, was approximately $592.0 million and $604.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $5.0 million for the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, the fair value of the notes, including accrued interest, was approximately $351.9 million and $354.4 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrued at the three month LIBOR plus 2.50%. In September 2018, the Partnership prepaid the $108.8 million outstanding

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

promissory note, plus $1.2 million of accrued and unpaid interest. Interest expense on the promissory note was not significant for the three months ended March 31, 2018.

Promissory Notes Due July 15, 2019
In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.79% at March 31, 2019). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Through March 31, 2019, the Partnership repaid $40.4 million of these promissory notes. Accordingly, $13.5 million of these promissory notes are outstanding at March 31, 2019. These promissory notes are scheduled to mature on July 15, 2019. Interest expense on these promissory notes was not significant for the three months ended March 31, 2019 and 2018. The fair value of the outstanding balance of these promissory notes at March 31, 2019 and December 31, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2019.
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
As of March 31, 2019 and December 31, 2018, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,687.6	$3,601.2	1.57%		11.30
Subordinated notes, preferred shares and other	110.2	148.8	N/A	(1)	11.27
Total	$3,797.8	$3,750.0

	As of December 31, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,723.4	$4,607.2	1.94%		10.70
Subordinated notes, preferred shares and other	178.5	232.9	N/A	(1)	9.95
Total	$4,901.9	$4,840.1

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2019 and December 31, 2018, the fair value of the CLO assets was $4.2 billion and $5.5 billion, respectively.

6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$1,947.0	$1,843.6
Accrued bonuses	125.2	246.8
Employment-based contingent cash consideration	7.6	0.8
Other	123.1	131.1
Total	$2,202.9	$2,222.3
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Realized	$44.2	$108.4
Unrealized	141.2	49.6
Total	$185.4	$158.0

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2019 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,504.6
Real Assets	983.4
Global Credit	435.5
Investment Solutions	130.8
Total	$4,054.3
Of the $4.1 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (5.80% weighted-average rate at March 31, 2019). As of March 31, 2019 and December 31, 2018, approximately $10.0 million and $10.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2019 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $15.1 million as of March 31, 2019. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $63.2 million at March 31, 2019, is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2019. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $1.5 million and $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2019 and December 31, 2018, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $167.8 million and $176.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2019 and December 31, 2018, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2019, approximately $36.0 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million.
If, at March 31, 2019, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.5 billion, on an after-tax basis where applicable.
Leases
The Partnership’s leases primarily consist of operating leases for office space in various countries around the world, including its headquarters in Washington, D.C. These leases have remaining lease terms of 1 year to 15 years, some of which include options to extend for up to 5 years and some of which include an option to terminate the leases within 1 year. The Partnership also has operating leases for office equipment and vehicles, which are not significant.
In June 2018, the Partnership entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Partnership exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Partnership will be relocating one of its New York City offices in late 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Partnership incurred a charge of $63.5 million (including transaction costs) during the third quarter of 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in 2021. This charge was accounted for as a lease incentive, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets, since the lease has not yet commenced.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

Three Months Ended March 31,
2019
Operating lease cost	$11.5
Sublease income	(0.3)
Total operating lease cost	$11.2

Cash paid for amounts included in the measurement of operating lease liabilities	$13.3

Weighted-average remaining lease term	9.9 Years
Weighted-average discount rate	5.3%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$47.6
2020	54.8
2021	40.5
2022	52.3
2023	48.6
Thereafter	455.6
Total lease payments	$699.4
Less payments for leases that have not yet commenced	(281.3)
Less imputed interest	(97.6)
Total lease liabilities	$320.5
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. On April 12, 2019 the Guernsey Court of Appeals dismissed the appeal and affirmed the trial court’s decision. It is possible the plaintiff will appeal the Guernsey Court of Appeals decision to the Privy Council. In December 2017, the Partnership received approximately $29.8 million from the plaintiff as a deposit towards its obligations to reimburse the Partnership for legal fees and expenses incurred to defend against the claims. The Partnership has not recognized income in respect of the reimbursement as of March 31, 2019, as such amount is subject to adjustment pending a final determination of the correct reimbursement amount.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. On February 22, 2018 the French tax authorities appealed the appellate court decision and on October 2, 2018, CEREP I filed its appellate brief. The parties are awaiting a hearing on the appeal. The Partnership has not recognized income in respect of the refund as of March 31, 2019, pending a final determination on the current appeal. The full amount of the refund is held at CEREP I and its subsidiaries. As CEREP I is a consolidated fund, the refund of €117.5 million is recorded in assets and liabilities of consolidated funds as of March 31, 2019.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership’s historical practices relating to the acceleration of monitoring fees received from certain of the Partnership's funds' portfolio companies, and (ii) the Partnership's relationship with a third-party investment advisor to a registered investment company that has invested in various investment funds sponsored by the Partnership. The Partnership is cooperating fully with the SEC's inquiries.
During 2017, the Partnership entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S. In total, the Partnership paid $265 million ($165 million of which was paid in 2017 with the remaining $100 million paid in 2016) to fully resolve all claims related to these matters, and issued promissory notes in aggregate amount of $54 million to repurchase the investors' interests in the two structured finance vehicles. In connection with these settlements, the Partnership acquired certain rights to recoveries from certain marine cargo insurance policies and is continuing to undertake efforts to obtain reimbursement for the misappropriation of petroleum. There is no assurance that the Partnership will be successful in any of its ongoing recovery efforts and the Partnership will not recognize any amounts in respect of such recoveries until such amounts are probable of payment. During the fourth quarter of 2018, the Partnership reached an agreement with the primary underwriters in the marine cargo insurance policies for $55 million, of which the Partnership recognized approximately $32 million in insurance proceeds during the year ended December 31, 2018, with the remaining proceeds to be distributed to former investors. Although additional recovery efforts continue, there is no assurance that the Partnership will be successful in any of these efforts and the Partnership will not recognize any amounts in respect of such recoveries until such amounts are probable of payment.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2019, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Accrued incentive fees	$7.3	$7.1
Unbilled receivable for giveback obligations from current and former employees	1.5	1.4
Notes receivable and accrued interest from affiliates	21.9	14.4
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	270.2	418.2
Total	$300.9	$441.1
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.55% as of March 31, 2019. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Partnership had the following due to affiliates balances at March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Due to non-consolidated affiliates	$28.1	$27.6
Amounts owed under the tax receivable agreement	102.4	101.9
Other	50.3	44.5
Total	$180.8	$174.0
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $0.7 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

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

9. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $24.0 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2019, the Partnership’s U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1.2	$1.2
Non-Carlyle interests in majority-owned subsidiaries	300.6	337.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(11.8)	(14.1)
Non-controlling interests in consolidated entities	$290.0	$324.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$—	$(0.9)
Non-Carlyle interests in majority-owned subsidiaries	(7.2)	8.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.7	3.5
Non-controlling interests in income (loss) of consolidated entities	$(4.5)	$11.0

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$137,000,000	$137,000,000	$33,800,000	$33,800,000
Weighted-average common units outstanding	109,210,460	115,818,538	100,732,493	111,303,988
Net income per common unit	$1.25	$1.18	$0.34	$0.30
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	109,210,460	109,210,460	100,732,493	100,732,493
Unvested deferred restricted common units	—	5,659,577	—	10,170,967
Issuable Carlyle Group L.P. common units	—	948,501	—	400,528
Weighted-average common units outstanding	109,210,460	115,818,538	100,732,493	111,303,988
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,889,295 of vested Carlyle Holdings partnership units for the three months ended March 31, 2019 were antidilutive, and therefore have been excluded. Further, based on these calculations, 226,590,279 of vested Carlyle Holdings partnership units and 6,034,039 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2018 were antidilutive, and therefore have been excluded.

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
Unit Repurchase Program
In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, inclusive of amounts remaining as originally authorized in February 2016. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2019, the Partnership paid an aggregate of $10.4 million to repurchase and retire approximately 0.6 million units respectively, with all of the repurchases done via open market and brokered transactions.
Quarterly Unit Exchange Program
Current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three months ended March 31, 2019, current and former senior Carlyle professionals exchanged 182,664 Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $1.2 million from non-controlling interests in Carlyle Holdings to partners’ capital and accumulated other comprehensive loss.
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

Distribution Record Date	Distribution Payment Date	Distribution per Common Unit	Distribution to Common Unitholders
		(Dollars in millions, except per unit data)
May 11, 2018	May 17, 2018	$0.27	$27.8
August 13, 2018	August 17, 2018	0.22	23.3
November 13, 2018	November 20, 2018	0.42	45.5
February 19, 2019	February 26, 2019	0.43	47.5
Total 2018 Distribution Year		$1.34	$144.1

May 13, 2019	May 20, 2019	$0.19	$21.0
Total 2019 Distribution Year (through Q1 2019)		$0.19	$21.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The general partner will take into account general economic and business conditions, as well as the Partnership’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax and regulatory restrictions, other constraints on the payment of distributions by the Partnership to its common unitholders or by subsidiaries to the Partnership, and other such factors as the general partner may deem relevant.
Under the Delaware Limited Partnership Act, the Partnership may not make a distribution to a partner if after the distribution all of the Partnership's liabilities, other than liabilities to partners on account of their partnership interest and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of the Partnership's assets. If the Partnership were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to the Partnership for the amount of the distribution for three years. In addition, the terms of the Partnership’s senior credit facility provide certain limits on its ability to make distributions.
13. Equity-Based Compensation
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
A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2019 and a summary of changes for the three months ended March 31, 2019, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73
Granted	—	$—	5,252,331	$15.41
Vested	—	$—	2,744,494	$21.84
Forfeited	—	$—	126,415	$16.69
Balance, March 31, 2019	9,387	$28.26	21,505,122	$17.53
The Partnership recorded compensation expense for deferred restricted common units of $35.9 million and $44.3 million for the three months ended March 31, 2019 and 2018, respectively, with $3.5 million and $4.0 million of corresponding deferred tax benefits, respectively. As of March 31, 2019, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $270.6 million, which is expected to be recognized over a weighted-average term of 2.6 years.
14. Segment Reporting
Carlyle conducts its operations through four reportable segments:
Corporate Private Equity – The Corporate Private Equity segment is comprised of the Partnership’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital transactions that focus on either a particular geography or a particular industry.
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
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Partnership’s industry and is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of the Partnership’s four reportable segments. Management also uses DE in budgeting, forecasting, and the overall management of the Partnership's segments. Management believes that reporting DE is helpful to understanding the Partnership's business and that investors should review the same supplemental financial measure that management uses to analyze the Partnership's segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from the Partnership's segment reported results and is used to asses performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders.
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Partnership's core operating performance.
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
In connection with a change to the Partnership's chief operating decision makers, management has reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of the Partnership's business. Effective with the three months ended December 31, 2018, DE and FRE are the performance measures for the Partnership's profitability used by management in making operational and resource deployment decision. Previously, Economic Income (“EI”) was also a key performance measure. The key distinction between DE and EI is that DE reflects the earnings of the Partnership excluding unrealized performance revenues and related compensation expense, and unrealized principal investment income.
In connection with this modification, segment information as of March 31, 2018 has been presented in this Quarterly Report on Form 10-Q to conform to the Partnership's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results reported by the Partnership in its reports filed with the SEC.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.0	$77.4	$74.8	$39.4	$381.6
Portfolio advisory fees, net and other	3.5	0.9	1.1	—	5.5
Transaction fees, net	0.3	2.4	1.8	—	4.5
Total fund level fee revenues	193.8	80.7	77.7	39.4	391.6
Realized performance revenues	23.4	4.9	—	20.9	49.2
Realized principal investment income (loss)	(2.3)	1.6	4.6	0.2	4.1
Interest income	1.2	0.5	3.8	0.5	6.0
Total revenues	216.1	87.7	86.1	61.0	450.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	96.7	35.8	46.6	23.2	202.3
Realized performance revenues related compensation	10.4	12.0	—	19.8	42.2
Total compensation and benefits	107.1	47.8	46.6	43.0	244.5
General, administrative, and other indirect expenses	34.1	16.8	16.5	8.3	75.7
Depreciation and amortization expense	4.9	1.9	2.1	1.4	10.3
Interest expense	7.9	3.1	6.7	1.9	19.6
Total expenses	154.0	69.6	71.9	54.6	350.1
Distributable Earnings	$62.1	$18.1	$14.2	$6.4	$100.8
(-) Realized Net Performance Revenues	13.0	(7.1)	—	1.1	7.0
(-) Realized Principal Investment Income (Loss)	(2.3)	1.6	4.6	0.2	4.1
(+) Net Interest	6.7	2.6	2.9	1.4	13.6
(=) Fee Related Earnings	58.1	26.2	12.5	6.5	103.3
Segment assets as of March 31, 2019	$3,202.9	$1,824.6	$2,005.6	$1,088.3	$8,121.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$114.1	$74.4	$58.7	$40.3	$287.5
Portfolio advisory fees, net and other	6.3	1.5	1.7	0.2	9.7
Transaction fees, net	0.3	2.7	—	—	3.0
Total fund level fee revenues	120.7	78.6	60.4	40.5	300.2
Realized performance revenues	188.0	7.8	1.1	14.1	211.0
Realized principal investment income	7.9	8.2	2.5	0.1	18.7
Interest income	2.0	0.9	3.3	0.5	6.7
Total revenues	318.6	95.5	67.3	55.2	536.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	97.2	34.7	34.0	23.2	189.1
Realized performance revenues related compensation	90.7	4.0	0.6	12.6	107.9
Total compensation and benefits	187.9	38.7	34.6	35.8	297.0
General, administrative, and other indirect expenses	32.9	18.1	15.8	8.0	74.8
Depreciation and amortization expense	4.0	1.6	1.4	1.1	8.1
Interest expense	7.0	3.9	5.3	1.6	17.8
Total expenses	231.8	62.3	57.1	46.5	397.7
Distributable Earnings	$86.8	$33.2	$10.2	$8.7	$138.9
(-) Realized Net Performance Revenues	97.3	3.8	0.5	1.5	103.1
(-) Realized Principal Investment Income	7.9	8.2	2.5	0.1	18.7
(+) Net Interest	5.0	3.0	2.0	1.1	11.1
(=) Fee Related Earnings	$(13.4)	$24.2	$9.2	$8.2	$28.2

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2019 and 2018, and Total Assets as of March 31, 2019.

	Three Months Ended March 31, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$450.9	$52.4	$583.7	(a)	$1,087.0
Expenses	$350.1	$43.7	$208.7	(b)	$602.5
Other income	$—	$(14.2)	$—	(c)	$(14.2)
Distributable earnings	$100.8	$(5.5)	$375.0	(d)	$470.3
Total assets	$8,121.4	$4,290.2	$(168.8)	(e)	$12,242.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$536.6	$47.3	$118.9	(a)	$702.8
Expenses	$397.7	$44.3	$137.3	(b)	$579.3
Other income	$—	$2.0	$—	(c)	$2.0
Distributable earnings	$138.9	$5.0	$(18.4)	(d)	$125.5

(a)
The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income, revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain performance revenues, as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2019	2018
Unrealized performance revenues	$301.8	$106.4
Unrealized principal investment income	238.6	10.9
Adjusted unrealized principal investment income from investment in Fortitude Re	27.0	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(4.0)	(4.7)
Tax expense associated with performance revenues	—	0.5
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	20.4	20.2
Elimination of expenses of Consolidated Funds	(0.1)	(14.4)
	$583.7	$118.9

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership's consolidated fund management fees, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$391.6	$300.2
Adjustments (1)	(38.2)	(35.7)
Carlyle Consolidated - Fund management fees	$353.4	$264.5

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of certain incentive fees from business development companies and other credit products, management fees earned from consolidated CLOs which were eliminated in consolidation to arrive at the Partnership's fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, and unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, changes in the tax

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2019	2018
Unrealized performance revenues related compensation	$146.0	$49.5
Equity-based compensation	39.4	87.8
Acquisition related charges and amortization of intangibles and impairment	12.0	4.6
Other non-operating expense	0.3	0.3
Tax expense associated with performance revenues related compensation	(6.1)	(1.6)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	20.9	3.5
Debt extinguishment costs	0.1	—
Severance and other adjustments	1.7	1.6
Elimination of expenses of Consolidated Funds	(5.6)	(8.4)
	$208.7	$137.3

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings (Dollars in millions):

	Three Months Ended March 31,
	2019	2018
Income before provision for income taxes	$470.3	$125.5
Adjustments:
Net unrealized performance revenues	(155.8)	(56.9)
Unrealized principal investment income	(238.6)	(10.9)
Adjusted unrealized principal investment income from investment in Fortitude Re	(27.0)	—
Equity-based compensation	39.4	87.8
Acquisition related charges, including amortization of intangibles and impairment	12.0	4.6
Other non-operating expense	0.3	0.3
Tax expense associated with performance revenues	(6.1)	(2.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	4.5	(11.0)
Debt extinguishment costs	0.1	—
Severance and other adjustments	1.7	1.6
Distributable Earnings	$100.8	$138.9
Realized performance revenues, net of related compensation(1)	7.0	103.1
Realized principal investment income (1)	4.1	18.7
Net interest	13.6	11.1
Fee Related Earnings	103.3	28.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2019
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$349.1	$(299.9)	$49.2
Performance revenues related compensation expense	185.4	(143.2)	42.2
Net performance revenues	$163.7	$(156.7)	$7.0

Principal investment income (loss)	$301.8	$(297.7)	$4.1

	Three Months Ended March 31, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$308.1	$(97.1)	$211.0
Performance revenues related compensation expense	158.0	(50.1)	107.9
Net performance revenues	$150.1	$(47.0)	$103.1

Principal investment income (loss)	$54.1	$(35.4)	$18.7

(2) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in investment income in U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (vi) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.

15. Subsequent Events
Distributions
In April 2019, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.19 per common unit to common unitholders of record at the close of business on May 13, 2019, payable on May 21, 2019.
In April 2019, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.367188 per Preferred Unit to preferred unitholders of record at the close of business on June 1, 2019, payable on June 17, 2019. See Note 12 for more information on the Preferred Units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2019 and December 31, 2018 and results of operations for the three months ended March 31, 2019 and 2018. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$723.0	$—	$—	$723.0
Cash and cash equivalents held at Consolidated Funds	—	213.9	—	213.9
Restricted cash	5.1	—	—	5.1
Corporate treasury investments	28.4	—	—	28.4
Investments, including performance allocations of $3,705.8 million	6,400.6	—	(164.1)	6,236.5
Investments of Consolidated Funds	—	4,031.0	—	4,031.0
Due from affiliates and other receivables, net	305.6	—	(4.7)	300.9
Due from affiliates and other receivables of Consolidated Funds, net	—	45.3	—	45.3
Fixed assets, net	99.8	—	—	99.8
Lease right-of-use assets, net	247.4	—	—	247.4
Deposits and other	57.4	—	—	57.4
Intangible assets, net	74.0	—	—	74.0
Deferred tax assets	180.1	—	—	180.1
Total assets	$8,121.4	$4,290.2	$(168.8)	$12,242.8
Liabilities and partners’ capital
Debt obligations	$1,537.2	$—	$—	$1,537.2
Loans payable of Consolidated Funds	—	3,750.0	—	3,750.0
Accounts payable, accrued expenses and other liabilities	308.3	—	—	308.3
Accrued compensation and benefits	2,202.9	—	—	2,202.9
Due to affiliates	180.8	—	—	180.8
Deferred revenue	307.7	—	—	307.7
Deferred tax liabilities	64.3	—	—	64.3
Other liabilities of Consolidated Funds	—	372.1	—	372.1
Lease liabilities	320.5	—	—	320.5
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	4,984.9	4,122.1	—	9,107.0
Series A preferred units	387.5	—	—	387.5
Partners’ capital	779.2	53.9	(53.9)	779.2
Accumulated other comprehensive loss	(80.9)	—	(0.6)	(81.5)
Non-controlling interests in consolidated entities	288.8	1.2	—	290.0
Non-controlling interests in Carlyle Holdings	1,761.9	113.0	(114.3)	1,760.6
Total partners’ capital	3,136.5	168.1	(168.8)	3,135.8
Total liabilities and partners’ capital	$8,121.4	$4,290.2	$(168.8)	$12,242.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$629.6	$—	$—	$629.6
Cash and cash equivalents held at Consolidated Funds	—	247.5	—	247.5
Restricted cash	8.7	—	—	8.7
Corporate treasury investments	51.7	—	—	51.7
Investments, including performance allocations of $3,480.0 million	5,917.8	—	(220.3)	5,697.5
Investments of Consolidated Funds	—	5,286.6	—	5,286.6
Due from affiliates and other receivables, net	446.8	—	(5.7)	441.1
Due from affiliates and other receivables of Consolidated Funds, net	—	135.4	—	135.4
Fixed assets, net	95.1	—	—	95.1
Deposits and other	49.3	—	—	49.3
Intangible assets, net	77.3	—	—	77.3
Deferred tax assets	194.4	—	—	194.4
Total assets	$7,470.7	$5,669.5	$(226.0)	$12,914.2
Liabilities and partners’ capital
Loans payable	$1,550.4	$—	$—	$1,550.4
Loans payable of Consolidated Funds	—	4,840.1	—	4,840.1
Accounts payable, accrued expenses and other liabilities	442.2	—	—	442.2
Accrued compensation and benefits	2,222.3	—	—	2,222.3
Due to affiliates	174.0	—	—	174.0
Deferred revenue	111.3	—	—	111.3
Deferred tax liabilities	64.3	—	—	64.3
Other liabilities of Consolidated Funds	—	610.1	—	610.1
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	4,627.7	5,450.2	—	10,077.9
Series A preferred units	387.5	—	—	387.5
Partners’ capital	673.4	68.2	(68.2)	673.4
Accumulated other comprehensive income (loss)	(80.7)	1.1	(3.7)	(83.3)
Non-controlling interests in consolidated entities	323.0	1.2	—	324.2
Non-controlling interests in Carlyle Holdings	1,539.8	148.8	(154.1)	1,534.5
Total partners’ capital	2,843.0	219.3	(226.0)	2,836.3
Total liabilities and partners’ capital	$7,470.7	$5,669.5	$(226.0)	$12,914.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$358.7	$—	$(5.3)	$353.4
Incentive fees	8.1	—	—	8.1
Investment income (loss)
Performance allocations	349.1	—	—	349.1
Principal investment income	289.6	—	12.2	301.8
Total investment income	638.7	—	12.2	650.9
Interest and other income	29.2	—	(7.0)	22.2
Interest and other income of Consolidated Funds	—	52.4	—	52.4
Total revenues	1,034.7	52.4	(0.1)	1,087.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	210.5	—	—	210.5
Equity-based compensation	36.0	—	—	36.0
Performance allocations and incentive fee related compensation	185.4	—	—	185.4
Total compensation and benefits	431.9	—	—	431.9
General, administrative and other expenses	112.5	—	—	112.5
Interest	19.7	—	—	19.7
Interest and other expenses of Consolidated Funds	—	43.7	(5.6)	38.1
Other non-operating expenses	0.3	—	—	0.3
Total expenses	564.4	43.7	(5.6)	602.5
Other loss
Net investment losses of Consolidated Funds	—	(14.2)	—	(14.2)
Income before provision for income taxes	470.3	(5.5)	5.5	470.3
Provision for income taxes	24.0	—	—	24.0
Net income	446.3	(5.5)	5.5	446.3
Net loss attributable to non-controlling interests in consolidated entities	(4.5)	—	—	(4.5)
Net income attributable to Carlyle Holdings	450.8	(5.5)	5.5	450.8
Net income attributable to non-controlling interests in Carlyle Holdings	307.9	—	—	307.9
Net income attributable to The Carlyle Group L.P.	142.9	(5.5)	5.5	142.9
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$137.0	$(5.5)	$5.5	$137.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$270.3	$—	$(5.8)	$264.5
Incentive fees	6.4	—	(0.1)	6.3
Investment income (loss)
Performance allocations	308.1	—	—	308.1
Principal investment income	56.6	—	(2.5)	54.1
Total investment income	364.7	—	(2.5)	362.2
Interest and other income	28.5	—	(6.0)	22.5
Interest and other income of Consolidated Funds	—	47.3	—	47.3
Total revenues	669.9	47.3	(14.4)	702.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	187.3	—	—	187.3
Equity-based compensation	84.9	—	—	84.9
Performance allocations and incentive fee related compensation	158.0	—	—	158.0
Total compensation and benefits	430.2	—	—	430.2
General, administrative and other expenses	95.0	—	—	95.0
Interest	17.9	—	—	17.9
Interest and other expenses of Consolidated Funds	—	44.3	(8.4)	35.9
Other non-operating expenses	0.3	—	—	0.3
Total expenses	543.4	44.3	(8.4)	579.3
Other income
Net investment gains of Consolidated Funds	—	2.0	—	2.0
Income before provision for income taxes	126.5	5.0	(6.0)	125.5
Provision for income taxes	7.8	—	—	7.8
Net income	118.7	5.0	(6.0)	117.7
Net income attributable to non-controlling interests in consolidated entities	12.0	—	(1.0)	11.0
Net income attributable to Carlyle Holdings	106.7	5.0	(5.0)	106.7
Net income attributable to non-controlling interests in Carlyle Holdings	67.0	—	—	67.0
Net income attributable to The Carlyle Group L.P.	39.7	5.0	(5.0)	39.7
Net income attributable to Series A Preferred Unitholders	$5.9	$—	$—	$5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	33.8	5.0	(5.0)	33.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities
Net income	$446.3	$118.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14.8	10.7
Equity-based compensation	36.0	84.9
Non-cash performance allocations and incentive fees	(167.8)	(71.8)
Other non-cash amounts	11.1	6.9
Principal investment income	(286.3)	(53.8)
Purchases of investments	(68.8)	(117.5)
Purchase of investment in Fortitude Re	(3.9)	—
Proceeds from the sale of investments	155.1	225.2
Payments of contingent consideration	—	(37.5)
Change in deferred taxes, net	14.7	(2.8)
Change in due from affiliates and other receivables	60.6	5.1
Change in deposits and other	(8.4)	(12.1)
Change in accounts payable, accrued expenses and other liabilities	(68.9)	(38.3)
Change in accrued compensation and benefits	(137.6)	(82.9)
Change in due to affiliates	(2.2)	(15.5)
Change in lease right-of-use asset and lease liability	(1.1)	—
Change in deferred revenue	197.7	147.5
Net cash provided by operating activities	191.3	166.8
Cash flows from investing activities
Purchases of fixed assets, net	(7.1)	(4.7)
Net cash used in investing activities	(7.1)	(4.7)
Cash flows from financing activities
Repayment of term loan	(25.0)	—
Payments on debt obligations	(6.8)	(6.8)
Proceeds from debt obligations	20.5	34.5
Distributions to common unitholders	(47.4)	(33.2)
Distributions to preferred unitholders	(5.9)	(5.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(99.4)	(77.5)
Contributions from non-controlling interest holders	2.2	3.4
Distributions to non-controlling interest holders	(9.8)	(21.1)
Common units repurchased	(10.4)	—
Change in due to/from affiliates financing activities	87.3	(19.2)
Net cash used in financing activities	(94.7)	(125.8)
Effect of foreign exchange rate changes	0.3	12.9
Increase in cash, cash equivalents and restricted cash	89.8	49.2
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$728.1	$1,078.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$723.0	$1,068.2
Restricted cash	5.1	9.8
Total cash, cash equivalents and restricted cash, end of period	$728.1	$1,078.0

Cash and cash equivalents held at Consolidated Funds	$213.9	$355.9

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 24 buyout and 11 middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2019, our Corporate Private Equity segment had $84 billion in AUM and $62 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our two international energy funds, as well as our three Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes three NGP Predecessor Funds and four NGP Carry Funds advised by NGP. As of March 31, 2019, our Real Assets segment had $46 billion in AUM and $33 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 60 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, and aircraft financing and servicing. As of March 31, 2019, our Global Credit segment had $46 billion in AUM and $37 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 239 fund vehicles. As of March 31, 2019, our Investment Solutions segment had $45 billion in AUM and $29 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive from an investment fund either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance revenues (consisting of incentive fees and performance allocations), principal investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (in the case of structured products), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of March 31, 2019. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$17.6 bn	2012-2019	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.4 bn	2013-2019	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$0.8 bn	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$0.4 bn	2015	CRP IV	$1.0 bn	2005
CGFSP III	$1.0 bn	2018	Direct Lending			CRP III	$0.6 bn	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$1.5 bn	2017	CPI[2]	$2.3 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.2 bn	2013	International Real Estate
CEP V	€6.2 bn	2018	Opportunistic Credit Carry Fund			CER	€0.5 bn	2017
CEP IV	€3.7 bn	2014	CCOF	$1.4 bn	2017	CEREP III	€2.2 bn	2007
CEP III	€5.3 bn	2007	Energy Credit Carry Funds			Natural Resources Funds
CEP II	€1.8 bn	2003	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
Carlyle Asia Partners			CEMOF I	$1.4 bn	2011	NGP XII	$4.1 bn	2017
CAP V	$6.6 bn	2018	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CBPF II	RMB 1.5 bn	2017	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
CAP IV	$3.9 bn	2014	CSP III	$0.7 bn	2011	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	NGP GAP	$0.4 bn	2014
CAP II	$1.8 bn	2006	Carlyle Aviation Partners			NGP Predecessor Funds
Carlyle Japan Partners			SASOF IV	$1.0 bn	2018	Various[3]	$5.7 bn	2007-2008
CJP III	¥119.5 bn	2013	SASOF III	$0.8 bn	2015	International Energy Carry Funds
CJP II	¥165.6 bn	2006	SASOF II	$0.6 bn	2012	CIEP II	$1.5 bn	2019
Carlyle Global Partners			Securitization Vehicles[2]	$2.0 bn	Various	CIEP I	$2.5 bn	2013
CGP II	$1.0 bn	2019	Liquid Products[2]	$0.9 bn	Various	Infrastructure Carry Funds
CGP I	$3.6 bn	2015	Managed Accounts[2]	$1.4 bn	Various	CGI	$1.4 bn	2019
Carlyle MENA Partners						CIP I	$1.1 bn	2006
MENA I	$0.5 bn	2008				Power Carry Funds
Carlyle South American Buyout Fund			Investment Solutions			CPP II	$1.5 bn	2014
CSABF I	$0.8 bn	2009	AlpInvest			CPOCP	$0.5 bn	2013
Carlyle Sub-Saharan Africa Fund			Fund of Private Equity Funds			Legacy Energy Carry Funds
CSSAF I	$0.7 bn	2012	83 vehicles	€43.2 bn	2000-2019	Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Secondary Investments			Energy IV	$6.0 bn	2008
CPF I	$0.3 bn	2012	60 vehicles	€15.7 bn	2002-2019	Energy III	$3.8 bn	2005
Middle Market & Growth Carry Funds			Co-Investments			Carlyle/Riverstone Renewable Energy
Carlyle U.S. Venture/Growth Partners			62 vehicles	€16.0 bn	2000-2019	Renew II	$3.4 bn	2008
CEOF II	$2.4 bn	2015	Metropolitan Real Estate
CEOF I	$1.1 bn	2011	Real Estate Fund of Funds
CUSGF III	$0.6 bn	2006	34 vehicles	$4.8 bn	2002-2019
CVP II	$0.6 bn	2001
Carlyle Europe Technology Partners
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014
CETP II	€0.5 bn	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
CAGP III	$0.7 bn	2005
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of March 31, 2019 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. We jointly advise the Legacy Energy funds with Riverstone Holdings L.L.C. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of March 31, 2019.

(2)	Amounts represent Total AUM as of March 31, 2019.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

Trends Affecting our Business

Expectations for global economic growth have moderated significantly since the beginning of 2018.  In its April 2019 World Economic Outlook, the International Monetary Fund cut its forecast for global growth in 2019 to 3.3%, down 40 basis points from its previous estimate of 3.7%.  In the U.S., the Commerce Department estimates that growth in the first quarter of 2019 rose at a robust 3.2% annual rate, but this was due largely to a sharp increase in net exports, private inventory accumulation, and rising state and local government spending that are not likely to be sustained. In contrast, nonresidential and residential construction activity as well as business spending growth were weaker than in 2018.  Based on our proprietary portfolio data, we expect that the U.S. economy will slowly return to its pre-2018 annual growth rate of 1.5% to 2% as the year progresses.

Global trade volumes coupled with growth rates have had significant impact over recent quarters. Global trade volumes declined year over year in Q1 2019 for the first time since the Global Financial Crisis. While the sudden drop-off in volumes began in Q2 2018 following the intensification of the U.S.-China trade dispute, its effects have since been felt across the global economy. As growth in Europe is twice as dependent on exports and Emerging Market (EM) demand than the U.S., the weakness in Asia and slowing global trade volumes had a larger quantitative impact on European corporate revenues than those of their U.S. counterparts. Recent data appear to indicate that growth outside of the U.S. has stabilized and may increase as the year progresses. China, the first major economy to slow materially in 2018, has been the first to show signs of rebounding this year. Over the past four months, our proprietary portfolio company data in China have generally improved with stronger same-store sales of key consumer-facing businesses and an increase in demand for some categories of industrial materials. The Federal Reserve’s announcement that it will not make further interest rate increases at this time has paved the way for central banks in India, South Africa, Brazil, Thailand and Indonesia to cut interest rates without risking a subsequent sell-off of their currencies, thereby easing financial conditions. As economic conditions in China and EM improve, Eurozone growth will likely rebound as well. Consumer sentiment already appears to be improving with our proprietary portfolio data pointing to a 2% annual growth rate in real retail sales across the Eurozone. Adding to improved European sentiment are indications made in March and April by the UK Parliament that it will not allow a disorderly exit from the European Union ("EU"). The EU recently announced that gross domestic product (GDP) across the Eurozone increased by 1.6% in the first quarter, with EU GDP advancing 2% in the same period.

In response to economic weakness and the absence of inflationary pressures at the beginning of 2019, major central banks moved policy in a more accommodative direction in Q1 2019. The Federal Reserve shifted rhetoric away from further rate hikes and forward expectations for short-term U.S. interest rates declined by 100 basis points relative to Q4 2018. The European Central Bank also eased policy, as the Governing Council announced that it would relaunch targeted longer-term refinancing operations with zero interest rate loans to euro area banks starting in September 2019. Data from China also signal a substantial easing of financial conditions thus far in 2019.

After a volatile fourth quarter, global stock markets have rallied in the first quarter of 2019, with the S&P 500 in particular experiencing its best first quarter since 1998.  For the fourth quarter through the end of the first quarter, the S&P 500 was down 2.7%, the MSCI ACWI was down 3%, the EuroStoxx 600 was down 1.1% and the Shanghai Composite was up 9.5%. As of April 25, 2019 year to date, the S&P 500 was up 17%, the MSCI ACWI was up 16%, the EuroStoxx 600 was up 16% and Shanghai Composite was up 25%. Simultaneously, as central banks around the world shift to more accommodative policy stances, government bonds have continued to rally, particularly in the long-end. As of April 25, 2019, the U.S. 10-year Treasury yield was 2.54%, hovering near lows not seen since January 2018, and just 15 basis points above the 2-year yield.

Credit markets experienced a difficult fourth quarter of 2018 as broader volatility resulted in a significant widening of credit spreads. Our opportunistic credit strategies have been able to take advantage of this dislocation and closed on several investments at the end of 2018 and into the first quarter of 2019. In general, our Global Credit funds benefit from increases in volatility as banks pull back and corporate borrowers seek the speed of execution and price assurance provided by alternative funding sources. The private nature of our portfolio also helps to shield our credit assets from the practical consequences of the volatility that lead to losses or even forced sales for other investors and vehicles. Since the end of the fourth quarter, credit markets stabilized during the first quarter of 2019. The sharp shift in Federal Reserve policy boosted high-yield bond markets in particular, which experienced $14.3 billion of net inflows in Q1 2019, the second best quarterly net inflow ever. This is in sharp contrast to Q4 2018, when high-yield bond funds experienced net outflows of $20.7 billion, the second worst quarterly net outflow ever. Leveraged loan funds, on the other hand, have struggled, with 20 consecutive weeks of outflows. Since leveraged loans have floating rates, static or falling interest rates are detrimental to their performance. Overall, the shift in rate expectations has reduced the availability of funding liquidity for leveraged loans for our portfolio.

Our carry portfolio continues to appreciate with our overall carry fund portfolio appreciating by 3% in the first quarter and 9% over the last twelve months. In the first quarter, our Corporate Private Equity funds appreciated by 3% and our Real

Assets funds appreciated by 3%. Our Real Estate funds appreciated by 5% in the first quarter, primarily due to an increase in the trading price of a large public position held by several of our U.S. opportunistic Real Estate funds. Our Global Credit carry funds appreciated by 5% in the quarter and our Investment Solutions funds appreciated by 3%. The downward movement in public equities and liquid securities in the fourth quarter of 2018 reversed itself during the first quarter of 2019. After decreasing 27% in the fourth quarter, our public portfolio (which represents approximately 8% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) increased 16% in the first quarter.

We raised $6.9 billion of new capital in the first quarter and are now very close to achieving our multi-year $100 billion fundraising target, which we expect to exceed during 2019. This fundraising success fuels our investment activities, de-risks our management fee streams going forward, and drives our Fee Related Earnings and margin expansion. While we expect additional funds to launch over the next several quarters, we also expect that our overall fundraising pace will decelerate given the mix of products in the market.

During the first quarter, our carry funds invested $3.4 billion in new or follow-on transactions that we have been working on for several months and have invested approximately $21.8 billion over the last twelve months. Overall, the investment environment remains challenging and competitive and high levels of dry powder in our industry combined with slowing global growth and volatile markets could affect both investment pace and realizations in 2019. In the first quarter, we realized proceeds from our carry funds of $4.7 billion. As we transition from the older vintage of funds to the next generation of funds, the weighted average portfolio age is younger than at any point in the last few years. While our investment teams work to create value at our portfolio companies, we expect that net realized performance revenues will continue at lower levels in 2019. We continue to believe our portfolio is positioned to generate significant realized performance revenues in future years, with net accrued performance revenues increasing this quarter to $1.8 billion and our in-carry ratio now at 64%.

Recent Transactions
Distributions
In April 2019, the Board of Directors of our general partner declared a quarterly distribution of $0.19 per unit to common unitholders of record at the close of business on May 13, 2019, payable on May 20, 2019.
The Board of Directors of our general partner has declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on June 1, 2019, payable on June 17, 2019. Distributions on the Preferred Units are discretionary and non-cumulative. See Note 12 of our unaudited condensed consolidated financial statements for more information on the Preferred Units.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $17.5 billion of Fee-earning AUM as of March 31, 2019 were approximately 17% of total management fees recognized during the three months ended March 31, 2019. Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $10.0 billion of Fee-earning AUM as of March 31, 2019 were approximately 15% of total management fees recognized during the three months ended March 31, 2018. No other fund generated over 10% of total management fees in the periods presented.

Fund management fees exclude the reimbursement of any partnership expenses paid the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
Transaction and portfolio advisory fees include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies, as well as underwriting fees from our loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased, and as such the rebate offset percentages generally range from 80% to 100% of the fund’s portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
Performance allocations in excess of 10% of the total for the three months ended March 31, 2019 and 2018 were generated from the following funds:

Three Months Ended March 31,
2019		2018
(Dollars in millions)
CP VI	$86.0	CEP IV	$72.0
CRP V	60.7	CP VI	44.3
Alpinvest Co- & Secondary Investments 2006-2008	47.4	CRP VII	37.5
		CP V	35.1
		CRP V	(45.0)

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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2019 and 2018, the reversals of performance allocations were $27.8 million and $71.3 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of March 31, 2019, accrued performance allocations and accrued giveback obligations were approximately $3.7 billion and $63.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2019 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of March 31, 2019, approximately $36.0 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of March 31, 2019 are $1.8 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2019, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.5 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
The following table summarizes the total amount of aggregate giveback obligations that we have realized since Carlyle’s inception. Given various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, the table below also summarizes the amount that is attributable to Carlyle Holdings (amounts in millions):

	Inception through March 31, 2019
	Total Giveback	Giveback Attributable to Carlyle Holdings
Various Riverstone Funds	$156.3	$55.8
All other Carlyle Funds	56.9	0.6
Aggregate Giveback since Inception	$213.2	$56.4
The amounts above include $40.6 million attributable to Riverstone Legacy Energy Fund IV that was realized in the three months ended March 31, 2019, of which $19.9 million was attributable to Carlyle Holdings.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2019 (amounts in millions):

	As of March 31, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$2,679	$2,809	$223	$1,226	$6,937
Level II	157	978	1,085	79	2,299
Level III	45,298	24,938	36,251	28,302	134,789
Fair Value of Investments	48,134	28,725	37,559	29,607	144,025
Available Capital	36,126	17,450	8,085	15,814	77,475
Total AUM	$84,260	$46,175	$45,644	$45,421	$221,500
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2019, our U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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
In connection with this modification, segment information as of and for the three months ended March 31, 2018 has been presented in this Quarterly Report on Form 10-Q to conform to the Partnership’s current presentation of segment results for comparability purposes. Consequently, this information will be different from the historical segment financial results reporting by the Partnership in its reports filed with the SEC.
Distributable Earnings. Distributable Earnings, or “DE”, is a key performance benchmark used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing the performance of our four segments. We also use DE in our budgeting, forecasting, and the overall management of our segments. We believe that reporting DE is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders.
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2019	2018
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$71,022	$58,931
Fee-earning AUM based on invested capital (2)	42,652	23,602
Fee-earning AUM based on collateral balances, at par (3)	23,713	19,049
Fee-earning AUM based on net asset value (4)	3,555	2,052
Fee-earning AUM based on lower of cost or fair value and other (5)	19,081	22,137
Balance, End of Period (6) (7)	$160,023	$125,771

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual funds and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2019, the Legacy Energy Funds had, in the aggregate, approximately $4.0 billion in AUM and $3.1 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $9 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2019	2018
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$159,552	$124,595
Inflows, including Commitments (1)	3,231	3,203
Outflows, including Distributions (2)	(2,268)	(2,842)
Market Appreciation/(Depreciation) (3)	(66)	(35)
Foreign Exchange and other (4)	(426)	850
Balance, End of Period	$160,023	$125,771

(1)
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

(2)
Outflows represents the impact of limited partner distributions from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone and the NGP Energy Funds that are advised by NGP.
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
Our calculations of Fee-earning AUM and AUM may differ from the calculations of other asset managers. As a result, these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management fees or performance allocations. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.
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

Three Months Ended March 31, 2019
(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$216,470
New Commitments (1)	6,913
Outflows (2)	(3,852)
Market Appreciation/(Depreciation) (3)	3,361
Foreign Exchange Gain/(Loss) (4)	(1,141)
Other (5)	(251)
Balance, End of Period	$221,500

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)
Outflows includes distributions in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor funds, gross redemptions in our open-ended funds, and runoff of CLO collateral balances.

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Over the last six months, public equity markets experienced exceptional volatility, with substantial declines in Q4 2018 and a strong recovery in Q1 2019. The additional table below extends the fund appreciation comparison to this six month period.

Six Months Ended March 31, 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
8%
6%
4%
2%
0%
-2%
-4%
Appreciation/Depreciation

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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 8% of remaining fair value at March 31, 2019 and 14% of remaining fair value at March 31, 2018. For Q1 2019, public investments appreciated 16% while private investments appreciated 2%, compared to flat public appreciation and 4% private appreciation for Q1 2018. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

(4)
The MSCI ACWI - All Cap Index represents the performance of the MSCI All Country World Index across all market capitalization sizes of the global equity market.  There are significant differences between the types of securities and assets typically acquired by our carry funds and the investments covered by the MSCI All Country World Index. Specifically, our carry funds may make investments in securities and other assets that have a greater degree of risk and volatility, and less liquidity, than those securities included in the MSCI All Country World Index.  Moreover, investors in the securities included in the MSCI All Country World Index may not be subject to the management fees, carried interest or expenses to which investors in our carry funds are typically subject.  Comparisons between the carry fund appreciation and the MSCI All Country World Index are included for informational purposes only.

Consolidation of Certain Carlyle Funds
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of March 31, 2019, our Consolidated Funds represent approximately 2% of our AUM; 1% of our fund management fees and 2% of our investment income for the three months ended March 31, 2019.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2019, our consolidated CLOs held approximately $4.2 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
For further information on our consolidation policy and the consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$353.4	$264.5
Incentive fees	8.1	6.3
Investment income
Performance allocations	349.1	308.1
Principal investment income	301.8	54.1
Total investment income	650.9	362.2
Interest and other income	22.2	22.5
Interest and other income of Consolidated Funds	52.4	47.3
Total revenues	1,087.0	702.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	210.5	187.3
Equity-based compensation	36.0	84.9
Performance allocations and incentive fee related compensation	185.4	158.0
Total compensation and benefits	431.9	430.2
General, administrative and other expenses	112.5	95.0
Interest	19.7	17.9
Interest and other expenses of Consolidated Funds	38.1	35.9
Other non-operating expenses	0.3	0.3
Total expenses	602.5	579.3
Other income
Net investment gains (losses) of Consolidated Funds	(14.2)	2.0
Income before provision for income taxes	470.3	125.5
Provision for income taxes	24.0	7.8
Net income	446.3	117.7
Net income (loss) attributable to non-controlling interests in consolidated entities	(4.5)	11.0
Net income attributable to Carlyle Holdings	450.8	106.7
Net income attributable to non-controlling interests in Carlyle Holdings	307.9	67.0
Net income attributable to The Carlyle Group L.P.	142.9	39.7
Net income attributable to Series A Preferred Unitholders	5.9	5.9
Net income attributable to The Carlyle Group L.P. common unitholders	$137.0	$33.8

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.25	$0.34
Diluted	$1.18	$0.30
Weighted-average common units
Basic	109,210,460	100,732,493
Diluted	115,818,538	111,303,988

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues
Total revenues increased $384.2 million, or 55% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in total revenues for the three months ended March 31, 2019:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Total Revenues, March 31, 2018	$702.8
Increases (Decreases):
Increase in fund management fees	88.9
Increase in incentive fees	1.8
Increase in investment income, including performance allocations	288.7
Decrease in interest and other income	(0.3)
Increase in interest and other income of Consolidated Funds	5.1
Total increase	384.2
Total Revenues, March 31, 2019	$1,087.0
Fund Management Fees. Fund management fees increased $88.9 million, or 34%, to $353.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$131.8
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(44.7)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(0.5)
Higher transaction and portfolio advisory fees	2.2
All other changes	0.1
Total increase in fund management fees	$88.9
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $8.8 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively. The $2.2 million increase in transaction and portfolio advisory fees for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 resulted primarily from CCS underwriting fees in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Investment Income. Investment income increased $288.7 million to $650.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Increase in performance allocations, excluding NGP	$41.0
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(1.1)
Decrease in investment income from our buyout and growth funds	(5.3)
Increase in gains on foreign currency hedges	1.3
Increase in investment income from our real assets funds, excluding NGP	2.0
Decrease in investment income from our distressed debt funds and energy mezzanine funds	(1.2)
Decrease in investment income from CLOs	(1.8)
Investment income from Fortitude Re (1)	256.3
All other changes	(2.5)
Total increase in investment income	$288.7
(1) The Partnership's earnings from its investment for the three months ended March 31, 2019 were $256.3 million, inclusive of $229.3 million of unrealized gains related to change in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The significant increase in fair value on the embedded derivatives during the quarter is primarily a result of a narrowing of credit spreads during the period.
Performance Allocations. Performance allocations increased $41.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2019 and 2018 comprised the following:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$132.8	$257.9
Real Assets	109.4	(3.3)
Global Credit	29.6	2.6
Investment Solutions	77.3	50.9
Total performance allocations	$349.1	$308.1

Total carry fund appreciation	3%	3%
Approximately $194.1 million of our performance allocations for the three months ended March 31, 2019 were related to CP VI, CRP V and Alpinvest Co- & Secondary Investments 2006-2008, while approximately $143.9 million of our performance allocations for the three months ended March 31, 2018 were related to CEP IV, CP VI, CRP VII, CP V and CRP V.
Expectations for global economic growth have moderated significantly since the beginning of 2018.  In its April 2019 World Economic Outlook, the International Monetary Fund cut its forecast for global growth in 2019 to 3.3%, down 40 basis points from its previous estimate of 3.7%.  In the U.S., the Commerce Department estimates that growth in the first quarter of 2019 rose at a robust 3.2% annual rate, but this was due largely to a sharp increase in net exports, private inventory accumulation, and rising state and local government spending that are not likely to be sustained. In contrast, nonresidential and residential construction activity as well as business spending growth were weaker than in 2018.  Based on our proprietary portfolio data, we expect that the U.S. economy will slowly return to its pre-2018 annual growth rate of 1.5% to 2% as the year progresses. Global trade volumes declined year over year in Q1 2019 for the first time since the Global Financial Crisis. While the sudden drop-off in volumes began in Q2 2018 following the intensification of the U.S.-China trade dispute, its effects have since been felt across the global economy. As growth in Europe is twice as dependent on exports and Emerging Market (EM) demand than the U.S., the weakness in Asia and slowing global trade volumes had a larger quantitative impact on European corporate revenues than those of their U.S. counterparts. Recent data appear to indicate that global growth has stabilized and may increase as the year progresses. China, the first major economy to slow materially in 2018, has been the first to show signs of rebounding this year. The Federal Reserve’s announcement that it will not make further interest rate increases at this time has paved the way for central banks in India, South Africa, Brazil, Thailand and Indonesia to cut interest rates without risking a subsequent sell-off of their currencies, thereby easing financial conditions. As economic conditions in China and EM improve, Eurozone growth will likely rebound as well. Adding to improved European sentiment are indications made in March and April by the UK Parliament that it will not allow a disorderly exit from the European Union. In response to economic weakness and the absence of inflationary pressures at the beginning of 2019, major central banks moved policy in a more accommodative direction in Q1 2019. Credit markets experienced a difficult fourth quarter of 2018 as broader volatility resulted in a significant widening of credit spreads. Our opportunistic credit strategies have been able to take advantage of this dislocation and closed on several investments at the end of 2018 and into the first quarter of 2019. In general, our Global Credit funds benefit from increases in volatility as banks pull back and corporate borrowers seek the speed of execution and price assurance provided by alternative funding sources. Since the end of the fourth quarter, credit markets stabilized during the first quarter of 2019. Our carry portfolio continues to appreciate with our overall carry fund portfolio appreciating by 3% in the first quarter and 9% over the last twelve months. In the first quarter, our Corporate Private Equity funds appreciated by 3% and our Real Assets funds appreciated by 3%. Our Real Estate funds appreciated by 5% in the first quarter, primarily due to an increase in the trading price of a large public position held by several of our U.S. opportunistic Real Estate funds. Our Global Credit carry funds appreciated by 5% in the quarter and our Investment Solutions funds appreciated by 3%. The downward movement in public equities and liquid securities in the fourth quarter of 2018 reversed itself during the first quarter of 2019. After decreasing 27% in the fourth quarter, our public portfolio (which represents approximately 8% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) increased 15% in the first quarter.
Interest and Other Income. Interest and other income decreased $0.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily as a result of decreased interest income related to corporate treasury investments, partially offset by the reimbursement of certain costs incurred on behalf of Carlyle funds.
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
Interest and other income of Consolidated Funds increased $5.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
Expenses
Total expenses increased $23.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in total expenses for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Total Expenses, March 31, 2018	$579.3
Increases (Decreases):
Increase in total compensation and benefits	1.7
Increase in general, administrative and other expenses	17.5
Increase in interest and other expenses of Consolidated Funds	2.2
All other changes	1.8
Total increase	23.2
Total Expenses, March 31, 2019	$602.5

Total Compensation and Benefits. Total compensation and benefits increased $1.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Increase in cash-based compensation and benefits	$23.2
Decrease in equity-based compensation	(48.9)
Increase in performance allocations and incentive fee related compensation	27.4
Total increase in total compensation and benefits	$1.7
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $23.2 million, or 12%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Increase in headcount and bonuses	$10.5
Increases associated with the Carlyle Aviation Partners acquisition:
Compensation and benefits	6.0
Contingent earnout	6.7
Total increase in cash-based compensation and benefits	$23.2

Equity-based Compensation. Equity-based compensation decreased $48.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in equity-based compensation was primarily due to the timing of the last vesting of awards related to our initial public offering in 2012 in May 2018. This decrease is partially offset by the ongoing grants of deferred restricted common units to new and existing employees during 2018 and 2019.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $27.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 53% for the three months ended March 31, 2019 and 51% for the three months ended March 31, 2018. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $17.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Higher intangible asset amortization	1.2
Higher professional fees	12.0
Lower external fundraising costs	(5.2)
Foreign exchange and other changes	9.5
Total increase in general, administrative and other expenses	$17.5

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $2.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase is primarily due to higher interest expense on the consolidated CLOs.
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
Net Investment Gains of Consolidated Funds
For the three months ended March 31, 2019, net investment losses of Consolidated Funds were $14.2 million as compared to net investment gains of $2.0 million for the three months ended March 31, 2018. For both the three months ended March 31, 2019 and 2018, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Realized losses	$(8.0)	$(2.7)
Net change in unrealized gains (losses)	9.1	(12.7)
Total gains (losses)	1.1	(15.4)
Gains (Losses) from liabilities of CLOs	(15.3)	17.4
Total investment gains (losses) of Consolidated Funds	$(14.2)	$2.0

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities
Net loss attributable to non-controlling interests in consolidated entities was $4.5 million for the three months ended March 31, 2019 as compared to net income attributable to non-controlling interests in consolidated entities of $11.0 million for the three months ended March 31, 2018. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $137.0 million for the three months ended March 31, 2019 as compared to $33.8 million for the three months ended March 31, 2018. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 32% and 30% as of March 31, 2019 and 2018, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income (loss) attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(9.9) million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2019 and 2018. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Total Segment Revenues	$450.9	$536.6
Total Segment Expenses	350.1	397.7
Distributable Earnings	$100.8	$138.9
(-) Realized Net Performance Revenues	7.0	103.1
(-) Realized Principal Investment Income	4.1	18.7
(+) Net Interest	13.6	11.1
(=) Fee Related Earnings	$103.3	$28.2
The following table sets forth our total segment revenues for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$381.6	$287.5
Portfolio advisory fees, net and other	5.5	9.7
Transaction fees, net	4.5	3.0
Total fund level fee revenues	391.6	300.2
Realized performance revenues	49.2	211.0
Realized principal investment income	4.1	18.7
Interest income	6.0	6.7
Total Segment Revenues	$450.9	$536.6
The following table sets forth our total segment expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$202.3	$189.1
Realized performance revenue related compensation	42.2	107.9
Total compensation and benefits	244.5	297.0
General, administrative, and other indirect expenses	75.7	74.8
Depreciation and amortization expense	10.3	8.1
Interest expense	19.6	17.8
Total Segment Expenses	$350.1	$397.7

Income before provision for income taxes is the GAAP financial measure most comparable to distributable earnings and fee related earnings. The following table is a reconciliation of income before provision for income taxes to distributable earnings and to fee related earnings.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$470.3	$125.5
Adjustments:
Net unrealized performance revenues	(155.8)	(56.9)
Unrealized principal investment income	(238.6)	(10.9)
Adjusted unrealized principal investment income from investment in Fortitude Re	(27.0)	—
Equity-based compensation	39.4	87.8
Acquisition related charges, including amortization of intangibles and impairment	12.0	4.6
Other non-operating expense	0.3	0.3
Tax expense associated with performance fee revenues	(6.1)	(2.1)
Net income attributable to non-controlling interests in consolidated entities	4.5	(11.0)
Debt extinguishment costs	0.1	—
Severance and other adjustments	1.7	1.6
(=) Distributable Earnings	$100.8	$138.9
(-) Realized net performance revenues(1)	7.0	103.1
(-) Realized principal investment income(1)	4.1	18.7
(+) Net Interest	13.6	11.1
(=) Fee Related Earnings	$103.3	$28.2

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2019
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$349.1	$(299.9)	$49.2
Performance revenues related compensation expense	185.4	(143.2)	42.2
Net performance revenues	$163.7	$(156.7)	$7.0

Principal investment income (loss)	$301.8	$(297.7)	$4.1

	Three Months Ended March 31, 2018
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$308.1	$(97.1)	$211.0
Performance revenues related compensation expense	158.0	(50.1)	107.9
Net performance revenues	$150.1	$(47.0)	$103.1

Principal investment income (loss)	$54.1	$(35.4)	$18.7

(2)
Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (vi) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 4 to our consolidated financial statement).
DE for our reportable segments are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$62.1	$86.8
Real Assets	18.1	33.2
Global Credit	14.2	10.2
Investment Solutions	6.4	8.7
Distributable Earnings	$100.8	$138.9
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31, 2019
	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.0	$114.1
Portfolio advisory fees, net and other	3.5	6.3
Transaction fees, net	0.3	0.3
Total fund level fee revenues	193.8	120.7
Realized performance revenues	23.4	188.0
Realized principal investment income (loss)	(2.3)	7.9
Interest income	1.2	2.0
Total revenues	216.1	318.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	96.7	97.2
Realized performance revenues related compensation	10.4	90.7
Total compensation and benefits	107.1	187.9
General, administrative, and other indirect expenses	34.1	32.9
Depreciation and amortization expense	4.9	4.0
Interest expense	7.9	7.0
Total expenses	154.0	231.8
Distributable Earnings	$62.1	$86.8
(-) Realized Net Performance Revenues	13.0	97.3
(-) Realized Principal Investment Income (Loss)	(2.3)	7.9
(+) Net Interest	6.7	5.0
(=) Fee Related Earnings	$58.1	$(13.4)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Distributable Earnings
Distributable Earnings decreased $24.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Distributable earnings, March 31, 2018	$86.8
Increases (decreases):
Increase in fee related earnings	71.5
Decrease in realized net performance revenues	(84.3)
Decrease in realized principal investment income	(10.2)
Increase in net interest	(1.7)
Total decrease	(24.7)
Distributable earnings, March 31, 2019	$62.1
Realized Net Performance Revenues. Realized net performance revenues decreased $84.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to lower realizations in our Europe, Asia and U.S. financial services buyout funds. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,
2019	2018
CAP III	CEP III
CAP III
CAP II
CGFSP I & II
Realized Principal Investment Income (Loss). Realized principal investment loss was $2.3 million for the three months ended March 31, 2019 as compared to realized investment income of $7.9 million for the three months ended March 31, 2018. The decrease was primarily due to a realized loss for the three months ended March 31, 2019 from an investment in one of our Europe buyout funds and lower realized gains in our investments in U.S. financial services funds.
Fee Related Earnings
Fee related earnings increased $71.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Fee related earnings, March 31, 2018	$(13.4)
Increases (decreases):
Increase in fee revenues	73.1
Decrease in cash-based compensation and benefits	0.5
Increase in general, administrative and other indirect expenses	(1.2)
All other changes	(0.9)
Total increase	71.5
Fee related earnings, March 31, 2019	$58.1

Fee Revenues. Total fee revenues increased $73.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Higher fund management fees	$75.9
Lower portfolio advisory fees, net and other	(2.8)
Total increase in fee revenues	$73.1
The increase in fund management fees for both the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”), as well as activation of management fees during the fourth quarter of 2018 on our fifth Europe buyout fund (“CEP V”). These increases were partially offset by lower fee rates and a lower basis for CP VI, CEP IV and CAP IV as they have exited the investment period. The total weighted-average management fee rate decreased from 1.32% at March 31, 2018 to 1.22% at March 31, 2019. Fee-earning assets under management were $61.9 billion and $35.3 billion as of March 31, 2019 and 2018, respectively, reflecting an increase of $26.6 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $0.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to higher professional fees and higher external costs associated with fundraising activities, partially offset by lower negative foreign currency adjustments.
Fee-earning AUM as of and for the Three Months Ended March 31, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2019	2018
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$36,394	$26,192
Fee-earning AUM based on invested capital	23,289	7,034
Fee-earning AUM based on lower of cost or fair value	2,218	2,067
Total Fee-earning AUM	$61,901	$35,293
Weighted Average Management Fee Rates (2)
All Funds	1.22%	1.32%
Funds in Investment Period	1.46%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2019	2018
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$62,358	$35,584
Inflows, including Fee-paying Commitments (1)	328	217
Outflows, including Distributions (2)	(525)	(770)
Market Appreciation/(Depreciation) (3)	(19)	30
Foreign Exchange and other (4)	(241)	232
Balance, End of Period	$61,901	$35,293

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $61.9 billion at March 31, 2019, a decrease of $0.5 billion, or approximately 0.8%, compared to $62.4 billion at December 31, 2018. The decrease was driven by outflows of $0.5 billion primarily from distributions in our Asia buyout and growth funds, as well as $0.2 billion of foreign exchange losses primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD. This was partially offset by inflows of $0.3 billion from new fee-paying commitments raised in CEP V. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $61.9 billion at March 31, 2019, an increase of $26.6 billion, or approximately 75%, compared to $35.3 billion at March 31, 2018. The increase was driven by inflows of $31.6 billion primarily related to new fee-earning commitments in CP VII, CEP V, and CAP V. This was partially offset by outflows of $4.2 billion primarily due to the step-down of fees in CP VI, CEP IV, and CAP IV, as well as dispositions in various funds which charge fees based on invested equity.
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

Total AUM as of and for the Three Months Ended March 31, 2019
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2019
(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$80,759
New Commitments (1)	3,618
Outflows (2)	(789)
Market Appreciation/(Depreciation) (3)	1,199
Foreign Exchange Gain/(Loss) (4)	(329)
Other (5)	(198)
Balance, End of Period	$84,260

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
Total AUM was $84.3 billion at March 31, 2019, an increase of $3.5 billion, compared to $80.8 billion as of December 31, 2018. The increase was driven by $3.6 billion of new commitments raised primarily in CETP IV and CGP II. Also driving the increase was market appreciation of $1.2 billion due to overall segment appreciation of 3% for the period. The carry funds driving appreciation for the period included $0.5 billion attributable to CP VI, $0.1 billion attributable to CP VII, and $0.1 billion attributable to CEP IV. The increase was partially offset by outflows of $0.8 billion primarily in our Asia, US, and Japan buyout funds, as well as foreign exchange losses primarily due to the translation of Total AUM in our Europe buyout and growth funds from EUR to USD.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2019					As of March 31, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	1995	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	2005	$7,850.0	$7,612.6	$17,974.5	2.4x	16%	13%	$7,612.6	$17,974.5	2.4x	16%
CP V	2007	$13,719.7	$13,190.9	$27,763.8	2.1x	18%	14%	$9,836.1	$25,319.4	2.6x	25%
CP VI	2014	$13,000.0	$12,776.2	$18,711.3	1.5x	16%	11%	$1,972.9	$4,908.1	2.5x	36%
CEP I	1998	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	2003	€1,805.4	€2,048.4	€4,127.7	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	2007	€5,294.9	€5,155.5	€11,649.1	2.3x	19%	14%	€4,389.9	€11,252.6	2.6x	21%
CEP IV	2014	€3,669.5	€3,693.2	€4,892.8	1.3x	17%	9%	€570.2	€645.0	1.1x	7%
CAP I	1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2006	$1,810.0	$1,628.2	$3,081.4	1.9x	11%	8%	$1,628.2	$3,081.4	1.9x	11%
CAP III	2008	$2,551.6	$2,543.2	$4,713.4	1.9x	17%	11%	$2,071.8	$4,344.3	2.1x	20%
CAP IV	2014	$3,880.4	$3,900.1	$5,189.0	1.3x	13%	8%	$469.1	$896.0	1.9x	23%
CJP I	2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	2006	¥165,600.0	¥141,866.7	¥208,901.1	1.5x	7%	4%	¥134,666.7	¥203,831.2	1.5x	7%
CGFSP I	2008	$1,100.2	$1,080.7	$2,479.7	2.3x	20%	14%	$1,080.7	$2,479.7	2.3x	20%
CGFSP II	2013	$1,000.0	$942.7	$1,486.1	1.6x	21%	14%	$283.1	$580.6	2.1x	33%
CEOF I	2011	$1,119.1	$1,173.1	$1,755.2	1.5x	13%	9%	$346.9	$848.0	2.4x	38%
CETP II	2008	€521.6	€437.4	€1,266.0	2.9x	27%	19%	€393.0	€1,221.4	3.1x	29%
CAGP IV	2008	$1,041.4	$954.1	$1,328.6	1.4x	9%	4%	$567.9	$1,006.5	1.8x	14%
All Other Funds (9)	Various		$5,014.1	$7,925.0	1.6x	16%	7%	$3,999.0	$6,381.2	1.6x	17%
Coinvestment and SMA's (10)	Various		$10,753.0	$24,293.1	2.3x	36%	33%	$7,290.2	$20,974.4	2.9x	36%
Total Fully Invested Funds			$83,119.4	$163,584.5	2.0x	26%	18%	$54,045.7	$130,346.5	2.4x	27%
Funds in the Investment Period (6)
CP VII	2018	$18,510.0	$4,008.2	$3,943.2	1.0x	NM	NM
CEP V	2018	€6,173.6	€875.1	€881.2	1.0x	NM	NM
CAP V	2018	$6,554.2	$1,037.7	$1,092.2	1.1x	NM	NM
CGP I	2015	$3,588.0	$2,651.5	$3,067.7	1.2x	7%	5%
CJP III	2013	¥119,505.1	¥77,627.5	¥168,499.1	2.2x	30%	20%
CEOF II	2015	$2,400.0	$1,630.8	$1,801.8	1.1x	NM	NM
CGFSP III	2018	$1,004.6	$250.0	$274.8	1.1x	NM	NM
CETP III	2014	€656.6	€511.9	€951.7	1.9x	38%	23%
All Other Funds (11)	Various		$780.1	$886.6	1.1x	NM	NM
Coinvestment and SMA's (10)	Various		$2,628.7	$2,932.1	1.1x	NM	NM
Total Funds in the Investment Period			$15,244.3	$17,576.6	1.2x	13%	5%	$524.3	$1,428.2	2.7x	40%
TOTAL CORPORATE PRIVATE EQUITY (13)			$98,363.8	$181,161.1	1.8x	26%	18%	$54,570.1	$131,774.7	2.4x	27%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, CPF I, Mexico, CBPF, CCI and MENA.

(10)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(11)	Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CSSAF (April 2012) , CAGP V (May 2016), and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2019
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$13,205.2	1.3x	1.5x	98%	X		100%	Jun-13	24	May-18
CEP IV	€4,111.4	1.4x	1.3x	101%	X		100%	Sep-14	19	Aug-19
CP VII	$3,947.9	1.0x	1.0x	22%			100%	May-18	4	May-24
CAP IV	$3,790.1	1.2x	1.3x	101%	X		100%	Jul-13	23	Nov-18
CGP I	$3,011.1	1.1x	1.2x	74%	X		100%	Jan-15	17	Dec-20
CP V	$2,486.5	0.8x	2.1x	96%	X	X	100%	Jun-07	48	May-13
CEOF II	$1,664.4	1.1x	1.1x	68%			80%	Nov-15	14	Mar-21
CAP V	$1,107.4	1.1x	1.1x	16%			100%	Jun-18	4	Jun-24
CJP III	¥112,685.5	1.9x	2.2x	65%	X		100%	Sep-13	23	Feb-20
CEP V	€881.2	1.0x	1.0x	14%			100%	Oct-18	2	Oct-24
CEOF I	$853.0	1.1x	1.5x	105%	X		80%	Sep-11	31	May-17
CGFSP II	$798.6	1.3x	1.6x	94%	X		100%	Jun-13	24	Dec-17
CEP III	€666.9	0.9x	2.3x	97%	X	X	100%	Jul-07	47	Dec-12
CETP III	€617.9	1.4x	1.9x	78%	X	X	100%	Jul-14	19	May-20
CAP III	$308.7	0.8x	1.9x	100%	X	X	100%	Jun-08	44	May-14
CGFSP III	$274.6	1.1x	1.1x	25%			100%	May-18	4	Dec-23
CAGP IV	$257.5	0.7x	1.4x	92%			100%	Aug-08	43	Jun-14
CP IV	$203.0	2.1x	2.4x	97%	X	X	80%	Apr-05	56	Dec-10
All Other Funds (8)	$2,363.8	1.2x	2.1x		NM	NM
Coinvestment and SMA's (9)	$5,765.4	1.0x	2.0x		NM	NM
Total Corporate Private Equity (10)	$48,099.2	1.1x	1.8x

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

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CEP II, CAP I, CAP II, CBPF, CBPF II, CJP I, CJP II, CEVP, CETP I, CETP II, CCI, CAVP I, CAVP II, CAGP III, CAGP V, Mexico, MENA, CSABF, CSSAF, CPF, CGFSP I, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31, 2019
	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$77.4	$74.4
Portfolio advisory fees, net and other	0.9	1.5
Transaction fees, net	2.4	2.7
Total fund level fee revenues	80.7	78.6
Realized performance revenues	4.9	7.8
Realized principal investment income	1.6	8.2
Interest income	0.5	0.9
Total revenues	87.7	95.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	35.8	34.7
Realized performance revenues related compensation	12.0	4.0
Total compensation and benefits	47.8	38.7
General, administrative, and other indirect expenses	16.8	18.1
Depreciation and amortization expense	1.9	1.6
Interest expense	3.1	3.9
Total expenses	69.6	62.3
(=) Distributable Earnings	$18.1	$33.2
(-) Realized Net Performance Revenues	(7.1)	3.8
(-) Realized Principal Investment Income	1.6	8.2
(+) Net Interest	2.6	3.0
(=) Fee Related Earnings	$26.2	$24.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Distributable Earnings
Distributable earnings declined $15.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Distributable earnings, March 31, 2018	$33.2
Increases (decreases):
Increase in fee related earnings	2.0
Decrease in realized net performance revenues	(10.9)
Decrease in realized principal investment income	(6.6)
Decrease in net interest	0.4
Total decrease	(15.1)
Distributable earnings, March 31, 2019	$18.1
Realized Net Performance Revenues. Realized net performance revenues declined $10.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the $19.9 million realized giveback on Riverstone Legacy Energy Fund IV, partially offset by higher realizations on our U.S. real estate funds and our power opportunities fund. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,
2019	2018
Energy IV (clawback)	CRP VI
CPI	CEREP III - External Coinvest
CRP VII
CPOCP
Realized Principal Investment Income. Realized principal investment income declined $6.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decline was primarily related to lower realized principal investment income related to our investments in Europe real estate funds for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Fee Related Earnings
Fee related earnings increased $2.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Fee related earnings, March 31, 2018	$24.2
Increases (decreases):
Increase in fee revenues	2.1
Increase in cash-based compensation and benefits	(1.1)
Decrease in general, administrative and other indirect expenses	1.3
All other changes	(0.3)
Total increase	2.0
Fee related earnings, March 31, 2019	$26.2
Fee Revenues. Fee revenues increased $2.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due to the following:

Three Months Ended March 31,
2019 v. 2018
(Dollars in millions)
Higher fund management fees	$3.0
Lower transaction fees	(0.3)
Lower portfolio advisory fees, net and other	(0.6)
Total increase in fee revenues	$2.1
The increase in fund management fees for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily reflects increased management fees from NGP XII, partially offset by lower management fees from CEREP III and CRP VII. Management fees also included $3.9 million in catch-up management fees mainly from subsequent closes in 2018 for CGIOF and NGP XII during the three months ended March 31, 2019 as compared to approximately $4.4 million in catch-up management fees earned during the three months ended March 31, 2018.
The weighted average management fee rate for funds in the investment period decreased to 1.32% at March 31, 2019 from 1.34% at March 31, 2018 due to new funds raised with lower management fee rates primarily in CRP VIII and NGP XII, offset by funds raised over the past year with higher management fee rates, primarily in CGI. The total weighted average management fee rate was 1.22% at March 31, 2019, a slight increase from 1.20% at March 31, 2018.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $1.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $1.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to decreased external costs associated with fundraising activities of approximately $4.8 million recorded in the three months ended March 31, 2018, partially offset by higher professional fees in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Fee-earning AUM as of and for the Three Months Ended March 31, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2019	2018
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$15,247	$17,170
Fee-earning AUM based on invested capital (2)	15,616	13,629
Fee-earning AUM based on net asset value	1,681	970
Fee-earning AUM based on lower of cost or fair value and other (3)	364	365
Total Fee-earning AUM (4)	$32,908	$32,134
Weighted Average Management Fee Rates (5)
All Funds	1.22%	1.20%
Funds in Investment Period	1.32%	1.34%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2019, the Legacy Energy Funds had, in the aggregate, approximately $4.0 billion in AUM and $3.1 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of March 31, 2019, the NGP Energy Funds had, in the aggregate, approximately $13.9 billion in AUM and $12.5 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2019	2018
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$32,977	$31,599
Inflows, including Fee-paying Commitments (1)	390	1,008
Outflows, including Distributions (2)	(553)	(434)
Market Appreciation/(Depreciation) (3)	28	28
Foreign Exchange and other (4)	66	(67)
Balance, End of Period	$32,908	$32,134

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $32.9 billion at March 31, 2019, a decrease of $0.1 billion compared to $33.0 billion at December 31, 2018. The decrease was driven by outflows of $0.6 billion, primarily related to distribution and step-down activity in our NGP Carry Funds and U.S. real estate funds. The decrease was offset by inflows of $0.4 billion primarily related to new fee-paying commitments in NGP XII and CGI, and new limited partner capital invested in CPI. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $32.9 billion at March 31, 2019, an increase of $0.8 billion, or approximately 2%, compared to $32.1 billion at March 31, 2018. This increase was driven by inflows of $3.8 billion, primarily related to new fee-paying commitments in NGP XII, CGI, and CER, as well as new limited partner invested capital in CPI. The increase was partially offset by outflows of $2.9 billion primarily related to distribution activity in the U.S. real estate funds, NGP Energy Funds, and Legacy Energy funds, as well as other funds outside the original investment period.
Fee-earning AUM was $32.1 billion at March 31, 2018, an increase of $0.5 billion, or approximately 2%, compared to $31.6 billion at December 31, 2017. The increase was driven by inflows of $1.0 billion, primarily from new fee-paying commitments raised in CRP VIII. The increase was partially offset by outflows of $0.4 billion, primarily related to distribution activity in the U.S. and Europe real estate funds.

Total AUM as of and for the Three Months Ended March 31, 2019
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2019
(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$45,640
New Commitments (1)	552
Outflows (2)	(540)
Market Appreciation/(Depreciation) (3)	618
Foreign Exchange Gain/(Loss) (4)	(15)
Other (5)	(80)
Balance, End of Period	$46,175

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
Total AUM was $46.2 billion at March 31, 2019, an increase of $0.6 billion, or approximately 1%, compared to $45.6 billion at December 31, 2018. The increase was driven by new commitments of $0.6 billion primarily from fundraising in CIEP II, NGP XII, and CGI, as well as market appreciation of $0.6 billion. Carry fund market appreciation of 3% was driven by $0.1 billion attributable to CIEP, $0.1 billion attributable to CRP V, and $0.1 billion attributable to NGP X . This was partially offset by outflows of $0.5 billion primarily related to distributions in the NGP Energy Funds.

Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2019, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2019					As of March 31, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	2000	$564.1	$522.5	$1,845.5	3.5x	44%	30%	$522.5	$1,845.5	3.5x	44%
CRP IV	2004	$950.0	$1,259.5	$1,983.1	1.6x	7%	4%	$1,203.0	$1,950.4	1.6x	7%
CRP V	2006	$3,000.0	$3,368.8	$5,660.2	1.7x	12%	9%	$3,075.7	$5,110.1	1.7x	12%
CRP VI	2010	$2,340.0	$2,192.7	$4,000.3	1.8x	28%	19%	$1,671.5	$3,379.1	2.0x	33%
CRP VII	2014	$4,161.6	$3,621.3	$5,446.0	1.5x	21%	13%	$1,009.4	$1,899.6	1.9x	30%
CEREP I	2002	€426.6	€517.0	€698.6	1.4x	0.14	7%	€517.0	€698.6	1.4x	0.14
CEREP II	2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	2007	€2,229.5	€2,052.5	€2,476.2	1.2x	4%	1%	€1,911.6	€2,379.3	1.2x	5%
CIP	2006	$1,143.7	$1,069.8	$1,426.6	1.3x	6%	3%	$1,013.4	$1,387.6	1.4x	6%
NGP X	2012	$3,586.0	$3,280.2	$4,059.1	1.2x	7%	4%	$1,512.3	$2,604.2	1.7x	23%
NGP XI	2014	$5,325.0	$4,573.4	$6,472.3	1.4x	19%	13%	$385.3	$575.6	1.5x	41%
Energy II	2002	$1,100.0	$1,334.8	$3,130.0	2.3x	81%	55%	$1,334.8	$3,130.0	2.3x	81%
Energy III	2005	$3,800.0	$3,569.7	$5,554.0	1.6x	10%	6%	$3,096.4	$5,044.8	1.6x	12%
Energy IV	2007	$5,979.1	$6,366.7	$8,023.3	1.3x	7%	4%	$5,353.3	$7,151.5	1.3x	9%
Renew II	2008	$3,417.5	$2,833.5	$4,233.7	1.5x	8%	5%	$2,137.9	$2,985.1	1.4x	8%
All Other Funds (9)	Various		$3,311.7	$3,574.0	1.1x	3%	Neg	$2,662.1	$3,024.3	1.1x	5%
Coinvestment and SMA's (10)	Various		$5,235.7	$9,055.5	1.7x	16%	13%	$4,352.7	$7,542.6	1.7x	20%
Total Fully Invested Funds			$46,359.6	$68,170.4	1.5x	12%	7%	$32,983.3	$51,233.1	1.6x	14%
Funds in the Investment Period(6)
CRP VIII	2017	$5,505.1	$1,165.5	$1,211.3	1.0x	NM	NM
CIEP I	2013	$2,500.0	$1,835.7	$2,962.6	1.6x	30%	16%
NGP XII	2017	$4,073.5	$1,150.5	$1,240.3	1.1x	NM	NM
CPP II	2014	$1,526.7	$956.0	$1,172.7	1.2x	13%	5%
CPI	2016	$2,159.5	$1,667.6	$1,931.0	1.2x	12%	9%
CGI	2018	$1,402.1	$90.8	$90.8	1.0x	NM	NM
All Other Funds (11)	Various		$232.5	$233.2	1.0x	NM	NM
Coinvestment and SMA's (10)	Various		$1,224.5	$1,921.6	1.6x	NM	NM
Total Funds in the Investment Period			$8,323.0	$10,763.6	1.3x	22%	12%	$746.8	$1,357.6	1.8x	n/a
TOTAL Real Assets(13)			$54,682.6	$78,934.0	1.4x	12%	7%	$33,730.1	$52,590.7	1.6x	14%

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

(5)
An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/

Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, NGP GAP, Energy I and Renew I.

(10)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(11)	Aggregate includes CCR and CER. Return is considered not meaningful, as the investment period commenced in October 2016 for CCR and December 2017 for CER.

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2019
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$5,415.0	1.3x	1.4x	86%	X		80%	Feb-15	17	Oct-19
CRP VII	$3,403.5	1.3x	1.5x	87%	X	X	80%	Jun-14	20	Mar-19
CIEP I	$2,284.1	1.5x	1.6x	73%	X		80%	Oct-13	22	Sep-19
CPI	$1,707.4	1.0x	1.2x	n/a	X		50%	May-16	12	Apr-21
Renew II	$1,475.4	0.7x	1.5x	83%	(X)		80%	Mar-08	45	May-14
Energy IV	$1,467.0	0.7x	1.3x	106%	(X)	(X)	80%	Feb-08	45	Dec-13
NGP X	$1,375.9	0.9x	1.2x	91%			80%	Jan-12	29	May-17
NGP XII	$1,240.3	1.1x	1.1x	28%			80%	Nov-17	6	Oct-19
CRP VIII	$1,210.4	1.0x	1.0x	21%			80%	Aug-17	7	May-22
CRP V	$1,101.9	2.7x	1.7x	112%	X		50%	Nov-06	50	Nov-11
CPP II	$965.6	1.2x	1.2x	63%			80%	Sep-14	19	Apr-21
CRP VI	$505.5	1.2x	1.8x	94%	X	X	50%	Mar-11	33	Mar-16
CRP IV	$322.5	3.4x	1.6x	133%			50%	Jan-05	57	Dec-09
CRP III	$312.2	131.8x	3.5x	93%	X	X	50%	Mar-01	73	May-05
Energy III	$305.6	0.6x	1.6x	94%	(X)		80%	Nov-05	54	Oct-11
CEREP III	€118.9	1.1x	1.2x	92%			67%	Jun-07	48	May-11
All Other Funds (8)	$839.3	0.8x	1.2x		NM	NM
Coinvestment and SMA's (9)	$2,845.4	1.3x	1.7x		NM	NM
Total Real Assets (10)	$26,910.3	1.2x	1.4x

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

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CER, CAREP I, CAREP II, CCR, CPOCP, CIP, CGI, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
Global Credit
We continue to invest in growing our Global Credit business, for example with the acquisition of Carlyle Aviation Partners in December 2018 (see Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018). In the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital. The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31, 2019
	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$74.8	$58.7
Portfolio advisory fees, net and other	1.1	1.7
Transaction fees, net	1.8	—
Total fund level fee revenues	77.7	60.4
Realized performance revenues	—	1.1
Realized principal investment income	4.6	2.5
Interest income	3.8	3.3
Total revenues	86.1	67.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	46.6	34.0
Realized performance revenues related compensation	—	0.6
Total compensation and benefits	46.6	34.6
General, administrative, and other indirect expenses	16.5	15.8
Depreciation and amortization expense	2.1	1.4
Interest expense	6.7	5.3
Total expenses	71.9	57.1
(=) Distributable Earnings	$14.2	$10.2
(-) Realized Net Performance Revenues	—	0.5
(-) Realized Principal Investment Income	4.6	2.5
(+) Net Interest	2.9	2.0
(=) Fee Related Earnings	$12.5	$9.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Distributable Earnings
Distributable earnings increased $4.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Distributable earnings, March 31, 2018	$10.2
Increases (decreases):
Increase in fee related earnings	3.3
Decrease in realized net performance revenues	(0.5)
Increase in realized principal investment income	2.1
Increase in net interest	(0.9)
Total increase	4.0
Distributable earnings, March 31, 2019	$14.2
Realized Net Performance Revenues. Realized net performance revenues decreased $0.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to lower incentive fees from our CLOs.
Realized Principal Investment Income. Realized principal investment income increased $2.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to higher realizations on investments in our carry and structured credit funds.
Fee Related Earnings
Fee related earnings increased $3.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Fee related earnings, March 31, 2018	$9.2
Increases (decreases):
Increase in fee revenues	17.3
Increase in cash-based compensation and benefits	(12.6)
Increase in general, administrative and other indirect expenses	(0.7)
All other changes	(0.7)
Total increase	3.3
Fee related earnings, March 31, 2019	$12.5
Fee Revenues. Fee revenues increased $17.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily driven by management fees from Carlyle Aviation Partners, which was acquired in December 2018, management fees from CLOs that originated in 2017 and 2018, as well as increased management fees from our direct lending platform.
The weighted average management fee rate on our carry funds decreased from 1.35% at March 31, 2018 to 1.22% at March 31, 2019. The rate decreased slightly due to new funds being raised with lower effective rates as well as the onboarding of Carlyle Aviation carry funds with a lower blended rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $12.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the Carlyle Aviation Partners acquisition, as well as increased headcount and higher projected year-end bonuses.

We expect that as we add new talent to our growing Global Credit business, our cash compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to higher professional fees and office expenses, partially offset by lower external costs associated with fundraising activities, as well as lower negative foreign currency adjustments.
Fee-earning AUM as of and for the Three Months Ended March 31, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2019	2018
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,403	$5,026
Fee-earning AUM based on invested capital	2,174	1,627
Fee-earning AUM based on collateral balances, at par	23,713	19,049
Fee-earning AUM based on net asset value	1,024	80
Fee-earning AUM based on other (2)	2,230	2,048
Total Fee-earning AUM	$36,544	$27,830
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.22%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.
(3) Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2019	2018
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,152	$27,262
Inflows, including Fee-paying Commitments (1)	1,324	852
Outflows, including Distributions (2)	(70)	(408)
Market Appreciation/(Depreciation) (3)	(5)	(1)
Foreign Exchange and other (4)	143	125
Balance, End of Period	$36,544	$27,830

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds and CLO's, as well as capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, reductions for funds that are no longer calling fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances.

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

Fee-earning AUM was $36.5 billion at March 31, 2019, an increase of $1.3 billion, or approximately 4%, compared to $35.2 billion at December 31, 2018. The increase was driven by inflows of $1.3 billion primarily related to the closing of our latest U.S. and Europe CLO's, as well as purchases in CCOF. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $36.5 billion at March 31, 2019, an increase of $8.7 billion, or approximately 31%, compared to $27.8 billion at March 31, 2018. The increase was driven by outflows of $5.6 billion primarily related to the raising of additional U.S. and Europe CLO's, as well as purchases in CCOF and CSC. Also driving the increase was $4.1 billion of acquisition activity related to our December 2018 acquisition of Carlyle Aviation Partners. This was partially offset by outflows of $0.9 billion primarily related to distributions in funds which charge fees based on invested equity.
Fee-earning AUM was $27.8 billion at March 31, 2018, an increase of $0.5 billion, or approximately 2%, compared to $27.3 billion at December 31, 2017. Inflows of $0.9 billion were driven by new fee-paying capital raised in our U.S. and Europe CLO's as well as new investments made in CCOF. This was offset by outflows of $0.4 billion primarily related to runoff of our CLO collateral balances.
Total AUM as of and for the Three Months Ended March 31, 2019.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2019
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$44,417
New Commitments (1)	1,550
Outflows (2)	(536)
Market Appreciation/(Depreciation) (3)	243
Foreign Exchange Gain/(Loss) (4)	(147)
Other (5)	117
Balance, End of Period	$45,644

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, gross redemptions in our open-ended funds, and runoff of CLO collateral balances.

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
Total AUM was $45.6 billion at March 31, 2019, an increase of $1.2 billion, or approximately 3%, compared to $44.4 billion at December 31, 2018. The increase was driven by new commitments of $1.6 billion primarily in our CLO's and CCOF. This increase was partially offset by outflows of $0.5 billion primarily related to runoff of our CLO collateral balances.

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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2019, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of March 31, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	2007	$1,352.3	$1,352.3	$2,486.0	1.8x	17%	11%
CSP III	2011	$702.8	$702.8	$1,167.8	1.7x	28%	18%
CEMOF I	2011	$1,382.5	$1,600.9	$1,354.2	0.8x	Neg	Neg
All Other Funds (8)	Various		$2,321.3	$3,415.4	1.5x	14%	9%
Coinvestment and SMA's (9)	Various		$493.2	$375.2	0.8x	NM	NM
Total Fully Invested Funds			$6,470.4	$8,798.6	1.4x	12%	6%
Funds in the Investment Period (7)
CSP IV	2016	$2,500.0	$942.4	$1,229.9	1.3x	NM	NM
CEMOF II	2015	$2,819.2	$1,103.1	$1,255.0	1.1x	NM	NM
CCOF	2017	$1,418.3	$627.9	$665.1	1.1x	NM	NM
All Other Funds	Various		$920.0	$1,042.5	1.1x	NM	NM
Coinvestment and SMA's (9)	Various		$572.5	$673.9	1.2x	NM	NM
Total Funds in the Investment Period			$4,165.9	$4,866.5	1.2x	NM	NM
TOTAL Global Credit			$10,636.3	$13,665.1	1.3x	13%	6%

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

(8)	Aggregate includes the following funds: CMP I, CMP II, CSP I, CASCOF, SASOF II, and SASOF III.

(9)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(10)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2019
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$1,084.6	1.0x	1.1x	39%			100%	Dec-15	14	Feb-20
CSP IV	$731.4	1.2x	1.3x	38%	X		100%	Feb-17	9	Dec-20
CEMOF I	$623.3	0.5x	0.8x	116%			100%	Dec-10	34	Dec-15
CCOF	$600.5	1.0x	1.1x	44%	X		n/a	Oct-17	6	Jun-22
CSP III	$319.8	1.2x	1.7x	100%	X	X	80%	Dec-11	30	Aug-15
All Other Funds (8)	$1,111.1	1.4x	1.5x		NM	NM
Coinvestment and SMA's (9)	$827.3	0.7x	1.0x		NM	NM
Total Global Credit	$5,297.9	0.9x	1.3x

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

(9)
Includes co-investments, prefund investments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31, 2019
	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$39.4	$40.3
Portfolio advisory fees, net and other	—	0.2
Transaction fees, net	—	—
Total fund level fee revenues	39.4	40.5
Realized performance revenues	20.9	14.1
Realized principal investment income	0.2	0.1
Interest income	0.5	0.5
Total revenues	61.0	55.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	23.2	23.2
Realized performance revenues related compensation	19.8	12.6
Total compensation and benefits	43.0	35.8
General, administrative, and other indirect expenses	8.3	8.0
Depreciation and amortization expense	1.4	1.1
Interest expense	1.9	1.6
Total expenses	54.6	46.5
(=) Distributable Earnings	$6.4	$8.7
(-) Realized Net Performance Revenues	1.1	1.5
(-) Realized Principal Investment Income	0.2	0.1
(+) Net Interest	1.4	1.1
(=) Fee Related Earnings	$6.5	$8.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Distributable Earnings
Distributable earnings decreased $2.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Distributable earnings, March 31, 2018	$8.7
Increases (decreases):
Decrease in fee related earnings	(1.7)
Decrease in realized net performance revenues	(0.4)
Increase in realized principal investment income	0.1
Increase in net interest	(0.3)
Total decrease	(2.3)
Distributable earnings, March 31, 2019	$6.4
Fee Related Earnings
Fee related earnings decreased $1.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following table provides the components of the changes in fee related earnings for the three months ended March 31, 2019:

Three Months Ended March 31,
(Dollars in millions)
Fee related earnings, March 31, 2018	$8.2
Increases (decreases):
Decrease in fee revenues	(1.1)
Increase in general, administrative and other indirect expenses	(0.3)
All other changes	(0.3)
Total decrease	(1.7)
Fee related earnings, March 31, 2019	$6.5
Fee Revenues. Total fee revenues decreased $1.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to decreased management fees from our private equity fund vehicles.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to increased professional fees, partially offset by lower negative foreign currency adjustments during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Fee-earning AUM as of and for the Three Months Ended March 31, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2019	2018
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,978	$10,543
Fee-earning AUM based on invested capital (2)	1,573	1,312
Fee-earning AUM based on net asset value	850	1,002
Fee-earning AUM based on lower of cost or fair market value	14,269	17,657
Total Fee-earning AUM	$28,670	$30,514

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2019	2018
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,065	$30,150
Inflows, including Fee-paying Commitments (1)	1,189	1,126
Outflows, including Distributions (2)	(1,120)	(1,230)
Market Appreciation/(Depreciation) (3)	(70)	(92)
Foreign Exchange and other (4)	(394)	560
Balance, End of Period	$28,670	$30,514

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $28.7 billion at March 31, 2019, a decrease of $0.4 billion, or approximately 1%, compared to $29.1 billion at December 31, 2018. This was driven by outflows, including distributions, of $1.1 billion which were primarily attributable to our AlpInvest carry funds and $0.4 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $1.2 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $28.7 billion at March 31, 2019, a decrease of $1.8 billion, or approximately 6%, compared to $30.5 billion at March 31, 2018. The decrease was driven by outflows, including distributions, of $4.9 billion primarily in our AlpInvest carry funds and $2.0 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $5.2 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
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
Total AUM as of and for the Three Months Ended March 31, 2019
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2019
(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,654
New Commitments (1)	1,193
Outflows (2)	(1,987)
Market Appreciation/(Depreciation) (3)	1,301
Foreign Exchange Gain/(Loss) (4)	(650)
Other (5)	(90)
Balance, End of Period	$45,421

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles and separately managed accounts. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2018) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2019.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses other changes in AUM.
Total AUM was $45.4 billion at March 31, 2019, a decrease of $0.3 billion or approximately 1%, compared to $45.7 billion at December 31, 2018. The decrease was driven by $2.0 billion of outflows primarily related to distributions in our AlpInvest carry funds. This was partially offset by $1.3 billion of market appreciation primarily in our AlpInvest carry funds and $1.2 billion of new commitments raised in our AlpInvest and MRE carry funds.

Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2019
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,348.6	€7,147.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,932.9	€7,973.5	1.6x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€13,150.2	€21,609.1	1.6x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,373.5	€9,341.2	1.7x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€4,851.1	€6,948.5	1.4x	15%	14%
Main Fund VI - Fund Investments	2015	€1,106.4	€736.3	€915.1	1.2x	17%	16%
Main Fund I - Secondary Investments	2002	€519.4	€487.1	€921.8	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,030.1	€1,881.4	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,411.0	€3,706.6	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,975.9	€3,365.6	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,120.0	€6,762.0	1.6x	21%	20%
Main Fund II - Co-Investments	2003	€1,090.0	€921.2	€2,552.2	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,855.6	€4,036.1	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,378.7	€3,699.1	2.7x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,048.8	€2,481.4	2.4x	29%	27%
Main Fund VI - Co-Investments	2014	€1,114.6	€955.2	€1,938.2	2.0x	29%	26%
Main Fund II - Mezzanine Investments	2004	€700.0	€773.7	€1,069.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,016.1	€2,720.7	1.3x	10%	9%
All Other Funds (9)	Various		€2,910.0	€3,975.8	1.4x	14%	11%
Total Fully Committed Funds			€56,276.0	€93,044.7	1.7x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€5,200.0	€2,158.3	€2,357.0	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,500.2	€928.2	€1,041.4	1.1x	NM	NM
All Other Funds (9)	Various		€936.6	€1,036.9	1.1x	13%	11%
Total Funds in the Commitment Period			€4,023.0	€4,435.3	1.1x	12%	7%
TOTAL ALPINVEST			€60,299.1	€97,480.0	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$67,668.1	$109,392.9	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$3,050.0	$3,989.8	1.3x	7%	4%

MRE Secondaries Fund II	2017	$1,163.0	$162.6	$185.4	1.1x	NM	NM
All Other Funds in the Commitment Period	Various		$116.2	$125.2	1.1x	NM	NM
Funds in the Commitment Period (5)			$278.8	$310.5	1.1x	13%	2%

TOTAL METROPOLITAN REAL ESTATE			$3,328.8	$4,300.3	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Main Fund line items for each strategy reflect aggregated amounts and performance for commingled funds and associated managed accounts or mandates. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of March 31, 2019, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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

(10)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775 million of available capacity as of March 31, 2019. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2018, we issued $350 million of 5.650% senior notes due September 15, 2048 and used the net proceeds from that issuance to repurchase $250 million of the $500 million outstanding 3.875% senior notes due February 1, 2023 and prepay the $108.8 million promissory note to BNRI due January 1, 2022.
Cash and cash equivalents. Cash and cash equivalents were approximately $723.0 million at March 31, 2019. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $28.4 million at March 31, 2019. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $647 million as of March 31, 2019. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (3.75% at March 31, 2019).
The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended and restated senior credit facility) of at least $75.0 billion and a total leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Partnership established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00% (3.98% at March 31, 2019).
CLO Borrowings. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Partnership’s outstanding CLO borrowings were $328.2 million and $309.9 million at March 31, 2019 and December 31, 2018, respectively. The CLO borrowings are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of March 31, 2019, $310.2 million of these borrowings are secured by investments attributable to Carlyle Holdings. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of the 3.875% Senior Notes due 2023. As of March 31, 2019, $250.0 million of these notes remain outstanding.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings II Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants and financial restrictions that, among other things, limit Carlyle Holdings II Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
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
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.79% at March 31, 2019). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $13.5 million of these promissory notes are outstanding at March 31, 2019. These promissory notes are scheduled to mature on July 15, 2019.
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

Our accrued performance allocations by segment as of March 31, 2019, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,068.7	$(5.0)	$2,063.7
Real Assets	749.7	(58.2)	691.5
Global Credit	128.8	—	128.8
Investment Solutions	758.6	—	758.6
Total	$3,705.8	$(63.2)	$3,642.6
Plus: Accrued performance allocations from NGP Carry Funds			155.7
Less: Accrued performance allocation-related compensation			(1,947.0)
Plus: Receivable for giveback obligations from current and former employees			1.5
Less: Deferred taxes on accrued performance allocations			(63.0)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			16.0
Net accrued performance revenues before timing differences			1,805.8
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			22.4
Net accrued performance revenues attributable to Carlyle Holdings			$1,828.2
The net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2019, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Overall Carry Fund Appreciation/(Depreciation)	3%	5%	3%	(2)%	3%

Corporate Private Equity	4%	3%	1%	(2)%	3%	$1,124.8

Real Assets:	2%	7%	3%	(7)%	3%	$547.6
Real Estate	1%	5%	3%	(1)%	5%	305.4
Natural Resources	2%	9%	3%	(7)%	3%	241.0
Legacy Energy	2%	4%	4%	(16)%	0%	1.2

Global Credit Carry Funds	2%	3%	1%	(2)%	5%	72.0

Investment Solutions Carry Funds	4%	8%	5%	2%	3%	83.8

Net Accrued Performance Revenues						$1,828.2
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

Investments as of March 31, 2019 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Investment in Fortitude Re(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,264.6	$544.2	$721.9	$2,530.7
Less: Amounts attributable to non-controlling interests in consolidated entities	(288.3)	—	—	(288.3)
Plus: Investments in Consolidated Funds, eliminated in consolidation	164.1	—	—	164.1
Less: Strategic equity method investments in NGP Management	—	(388.5)	—	(388.5)
Less: Investment in NGP general partners - accrued performance allocations	—	(155.7)	—	(155.7)
Less: Mark-to-market gains associated with strategic equity method investment in Fortitude Re	—	—	(275.5)	(275.5)
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,140.4	$—	$446.4	$1,586.8

(1) See Note 4 to our unaudited condensed consolidated financial statements.
Our investments as of March 31, 2019, can be further attributed as follows (Dollars in millions):

Adjusted investment in Fortitude Re	$446.4
Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	376.4
Real Assets funds(1)	189.3
Global Credit funds	89.7
Investment Solutions funds	25.2
Total investments in Carlyle Funds, excluding CLOs	680.6
Investments in CLOs	452.2
Other investments	7.6
Total investments attributable to Carlyle Holdings	1,586.8
CLO loans attributable to Carlyle Holdings (2)	(310.2)
Total investments attributable to Carlyle Holdings, net of CLO loans	$1,276.6
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Of the $328.2 million in total CLO borrowings as of March 31, 2019 and as disclosed in Note 5 to the consolidated financial statements, $310.2 million are collateralized by investments attributable to Carlyle Holdings.
Our adjusted strategic equity method investment in Fortitude Re of $446.4 million includes $27.0 million of adjusted net income for the period from closing through March 31, 2019, and excludes $229.3 million of unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. We believe it is meaningful to reflect our investment in Fortitude Re excluding the effects of these fair value changes as these fluctuations are not considered by Fortitude Re in assessing its performance, which is consistent with industry practice when evaluating performance.

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
Preferred Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $11.8 million, or $0.734376 per preferred unit, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Preferred Unitholders	Distribution Year	Record Date	Payment Date
(Dollars in millions, except per unit data)
$0.367188	$5.9	2019	March 1, 2019	March 15, 2019
0.367188	5.9	2019	June 1, 2019	June 17, 2019
$0.734376	$11.8
With respect to distribution year 2018, the Board of Directors of our general partner declared a distribution to preferred unitholders totaling approximately $23.6 million, consisting of the following:

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

Common Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $21.0 million, or $0.19 million per common unit, consisting of the following:

Common Unit Distributions - Distribution Year 2019
Quarter	Distribution per Common Unit	Distribution to Common Unitholders	Record Date	Payment Date
(Dollars in millions, except per unit data)
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Total	$0.19	$21.0
With respect to distribution year 2018, the Board of Directors of our general partner declared distributions totaling approximately $144.1 million to common unitholders, consisting of the following:

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
Distributions to common unitholders paid during the three months ended March 31, 2019 totaled $47.4 million, representing the amount paid in February 2019 of $0.43 per common unit in respect of the fourth quarter of 2018. Distributions to common unitholders paid during the three months ended March 31, 2018 totaled $33.2 million, representing the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017.
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
Since our inception through March 31, 2019, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2019, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,504.6
Real Assets	983.4
Global Credit	435.5
Investment Solutions	130.8
Total	$4,054.3
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Repurchase Program. In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the three months ended March 31, 2019, we have paid an aggregate of $10.4 million to repurchase and retire approximately 0.6 million units with all of the repurchases done via open market and brokered transactions.
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. Under this program, which was superseded by the repurchase program effective January 1, 2019, we paid an aggregate of $166.6 million to repurchase and retire approximately 8.6 million units.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$341.0	$(22.6)
Net cash used in investing activities	(7.1)	(4.7)
Net cash provided by (used in) financing activities	(251.8)	54.8
Effect of foreign exchange rate changes	7.7	21.7
Net change in cash, cash equivalents and restricted cash	$89.8	$49.2
Net Cash Provided by (Used in) Operating Activities. Net cash (used in) provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the three months ended March 31, 2019 and 2018, net cash provided by (used in) operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.4 billion and $0.5 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.4 billion for both the three months ended March 31, 2019 and 2018.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2019, investment proceeds were $138.7 million while investment purchases were $67.4 million. During the three months ended March 31, 2018, investment proceeds were $225.2 million as compared to purchases of $100.7 million.
The net cash provided by operating activities for the three months ended March 31, 2019 and 2018 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2019, purchases of investments by the Consolidated Funds were $310.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $598.8 million. For the three months ended March 31, 2018, purchases of investments by the Consolidated Funds were $911.1 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $529.9 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the three months ended March 31, 2019, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $7.1 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively.
Net Cash Provided by (Used in) Financing Activities. Financing activities are a net source of cash in both the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, the Partnership received net proceeds of $20.5 million from the issuance of various CLO borrowings, while $34.5 million was received for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Partnership repaid a $25.0 million CLO term loan. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings.
Distributions to our common unitholders were $47.4 million and $33.2 million for the three months ended March 31, 2019 and 2018, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $99.4 million and $77.5 million for the three months ended March 31, 2019 and 2018, respectively. Distributions to our preferred unitholders were $5.9 million for the both three months ended March 31, 2019 and 2018.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2019 and 2018 were $(157.1) million and $180.6 million, respectively. Contributions from non-controlling interest holders were $2.2 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2019 and 2018, distributions to non-controlling interest holders were $9.8 million and $21.1 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $12.2 billion at March 31, 2019, a decrease of $671.4 million from December 31, 2018. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds of $1.3 billion, primarily due to the deconsolidation of two CLOs during the three months ended March 31, 2019, partially offset by increases in investments, including accrued performance allocations, and lease right-of-use assets, net of $539.0 million and $247.4 million, respectively. Cash and cash equivalents, including corporate treasury investments, were approximately $751.4 million and $681.3 million at March 31, 2019 and December 31, 2018, respectively.
Total liabilities were $9.1 billion at March 31, 2019, a decrease of $970.9 million from December 31, 2018. The decrease in liabilities was primarily attributable to decreases in loans payable of Consolidated Funds of $1.1 billion from December 31, 2018 to March 31, 2019, primarily due to the deconsolidation of two CLOs during the three months ended March 31, 2019, partially offset by an increase in lease liabilities of $320.5 million.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2019, our total assets were $8.1 billion, including cash and cash equivalents, including corporate treasury investments, of $751.4 million and net accrued performance revenues of $1.8 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2019 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2019 to Dec. 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(1)	$13.5	$24.4	$365.9	$1,137.9	$1,541.7
Interest payable(2)	61.6	150.6	134.8	1,137.3	1,484.3
Other consideration(3)	10.2	2.8	75.0	170.0	258.0
Operating lease obligations(4)	47.6	95.3	100.9	455.6	699.4
Capital commitments to Carlyle funds(5)	4,054.3	—	—	—	4,054.3
Tax receivable agreement payments(6)	—	—	25.8	76.6	102.4
Loans payable of Consolidated Funds(7)	43.5	115.6	115.5	4,173.0	4,447.6
Unfunded commitments of the CLOs(8)	4.0	—	—	—	4.0
Consolidated contractual obligations	4,234.7	388.7	817.9	7,150.4	12,591.7
Loans payable of Consolidated Funds(7)	(43.5)	(115.6)	(115.5)	(4,173.0)	(4,447.6)
Capital commitments to Carlyle funds(5)	(3,478.0)	—	—	—	(3,478.0)
Unfunded commitments of the CLOs(8)	(4.0)	—	—	—	(4.0)
Carlyle Operating Entities contractual obligations	$709.2	$273.1	$702.4	$2,977.4	$4,662.1

(1)
The table above assumes that no prepayments are made on the promissory notes or senior notes and that any outstanding balance on the senior credit facility is repaid on the maturity date of the senior credit facility, which is February 11, 2024. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, promissory notes and senior notes.

(2)
The interest rates on the debt obligations as of March 31, 2019 consist of: 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, a range of approximately 1.75% to 4.69% for our CLO term loans, and approximately 4.79% on $13.5 million of our outstanding settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. The total interest payable on our debt obligations for all future periods was $1.5 billion as of December 31, 2018.

(3)
These obligations represent our estimate of amounts to be paid associated with our business acquisitions and other obligations, including $150.0 million related to our acquisition of Carlyle Aviation Partners and up to $95.0 million related to our investment in Fortitude Re (see Note 4) and other obligations.

(4)
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

(5)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

(6)
Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. These obligations are more than offset by the future cash savings that the corporate taxpayers are expected to realize. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below. Further, the amount and timing of payments are subject to change based on any future authoritative guidance under the 2017 Tax Cuts and Jobs Act.

(7)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2019, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 7.75%.

(8)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $13.9 million at March 31, 2019 as we are unable to estimate when such amounts may be paid.

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
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of March 31, 2019 is $245.0 million versus the liabilities recognized on the balance sheet of $7.6 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2019.
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
Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2018 through March 31, 2019 is as follows:

	Units as of December 31, 2018	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of March 31, 2019
The Carlyle Group L.P. common units	107,746,443	2,744,494	—	182,664	(568,048)	110,105,553
Carlyle Holdings partnership units	230,977,836	—	—	(182,664)	—	230,795,172
Total	338,724,279	2,744,494	—	—	(568,048)	340,900,725
The Carlyle Group L.P. common units issued during the period from December 31, 2018 through March 31, 2019 relate to the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2019.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three months ended March 31, 2019, senior Carlyle professionals exchanged approximately 0.2 million of their Carlyle Holdings partnership units for common units.
The total units as of March 31, 2019 as shown above exclude approximately 0.4 million common units in connection with the vesting of deferred restricted common units subsequent to March 31, 2019 that will participate in the common unitholder distribution that will be paid in May 2019.

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
There was no material change in our market risks during the three months ended March 31, 2019. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC’s website at sec.gov.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended March 31, 2019 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
(Dollars in millions, except unit and per unit data)
January 1, 2019 to January 31, 2019 (1)	—	$—	—	$200.0

February 1, 2019 to February 28, 2019 (1)(2)	311,429	$18.58	311,429	$194.2

March 1, 2019 to March 31, 2019 (1),(2)	256,619	$18.09	256,619	$189.6
Total	568,048		568,048
(1) In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2) For the periods from February 1, 2019 to February 28, 2019 and from March 1, 2019 to March 31, 2019, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

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

10.1*+	Form of Global Deferred Restricted Common Unit Agreement for Performance DRUs for Other Executive Officers.

10.2*+	Form of Global Deferred Restricted Common Unit Agreement for Outperformance DRUs for Co-Chief Executive Officers.

10.3*+	Form of Global Deferred Restricted Common Unit Agreement for Performance DRUs for Co-Chief Executive Officers.

10.4
Amended and Restated Credit Agreement, dated as of February 11, 2019, among TC Group Investment Holdings, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., and Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. as Guarantors, the Lenders party hereto, and Citibank, N.A., as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and Credit Suisse Funding LLC as Joint Lead Arrangers and Bookrunners and JPMorgan Chase Bank, N.A. and Credit Suisse Loan Funding LLC as Syndication Agents (incorporated herein by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 13, 2019).

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 1, 2019	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)