Form 10-Q
period 2019-06-30
Carlyle Group L.P.
filed 2019-07-31
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Washington, DC, 20004-2505
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

The number of the registrant’s common units representing limited partner interests outstanding as of July 29, 2019 was 110,680,002.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, our expected future dividend policy, anticipated benefits from converting to a corporation, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission (“SEC”) on February 13, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

On July 31, 2019, we announced our decision to convert (the "Conversion") The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the "Corporation"). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Conversion to a Corporation.”

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

(d)	the external investor portion of the net asset value of our open-ended funds (pre redemptions and subscriptions), as well as certain carry funds;

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

(c)	the net asset value (pre-redemptions and subscriptions) of our open-ended funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$669.2	$629.6
Cash and cash equivalents held at Consolidated Funds	214.3	247.5
Restricted cash	14.4	8.7
Corporate treasury investments	—	51.7
Investments, including accrued performance allocations of $3,907.1 million and $3,480.0 million as of June 30, 2019 and December 31, 2018, respectively	6,707.0	5,697.5
Investments of Consolidated Funds	4,759.6	5,286.6
Due from affiliates and other receivables, net	313.2	441.1
Due from affiliates and other receivables of Consolidated Funds, net	81.8	135.4
Fixed assets, net	106.1	95.1
Lease right-of-use assets, net	231.3	—
Deposits and other	62.6	49.3
Intangible assets, net	70.3	77.3
Deferred tax assets	171.0	194.4
Total assets	$13,400.8	$12,914.2
Liabilities and partners’ capital
Debt obligations	$1,531.8	$1,550.4
Loans payable of Consolidated Funds	4,506.3	4,840.1
Accounts payable, accrued expenses and other liabilities	337.5	442.2
Accrued compensation and benefits	2,413.4	2,222.3
Due to affiliates	192.1	174.0
Deferred revenue	91.5	111.3
Deferred tax liabilities	60.7	64.3
Other liabilities of Consolidated Funds	278.1	610.1
Lease liabilities	307.9	—
Accrued giveback obligations	63.2	63.2
Total liabilities	9,782.5	10,077.9
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	387.5	387.5
Partners’ capital (common units 110,680,002 and 107,746,443 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	921.2	673.4
Accumulated other comprehensive loss	(77.8)	(83.3)
Non-controlling interests in consolidated entities	308.5	324.2
Non-controlling interests in Carlyle Holdings	2,078.9	1,534.5
Total partners’ capital	3,618.3	2,836.3
Total liabilities and partners’ capital	$13,400.8	$12,914.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Fund management fees	$390.9	$301.3	$744.3	$565.8
Incentive fees	8.8	7.4	16.9	13.7
Investment income (loss)
Performance allocations	247.6	425.1	596.7	733.2
Principal investment income	342.0	78.2	643.8	132.3
Total investment income	589.6	503.3	1,240.5	865.5
Interest and other income	26.0	28.0	48.2	50.5
Interest and other income of Consolidated Funds	45.8	53.6	98.2	100.9
Total revenues	1,061.1	893.6	2,148.1	1,596.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.4	176.0	431.9	363.3
Equity-based compensation	35.2	64.9	71.2	149.8
Performance allocations and incentive fee related compensation	113.6	222.0	299.0	380.0
Total compensation and benefits	370.2	462.9	802.1	893.1
General, administrative and other expenses	110.7	126.8	223.2	221.8
Interest	19.5	18.4	39.2	36.3
Interest and other expenses of Consolidated Funds	27.5	45.3	65.6	81.2
Other non-operating expenses	0.4	0.3	0.7	0.6
Total expenses	528.3	653.7	1,130.8	1,233.0
Other income
Net investment gains of Consolidated Funds	9.2	12.9	(5.0)	14.9
Income before provision for income taxes	542.0	252.8	1,012.3	378.3
Provision for income taxes	15.5	11.6	39.5	19.4
Net income	526.5	241.2	972.8	358.9
Net income attributable to non-controlling interests in consolidated entities	39.8	16.7	35.3	27.7
Net income attributable to Carlyle Holdings	486.7	224.5	937.5	331.2
Net income attributable to non-controlling interests in Carlyle Holdings	332.6	155.1	640.5	222.1
Net income attributable to The Carlyle Group L.P.	154.1	69.4	297.0	109.1
Net income attributable to Series A Preferred Unitholders	5.9	5.9	11.8	11.8
Net income attributable to The Carlyle Group L.P. Common Unitholders	$148.2	$63.5	$285.2	$97.3
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$1.34	$0.62	$2.60	$0.96
Diluted	$1.23	$0.56	$2.41	$0.87
Weighted-average common units
Basic	110,440,227	102,465,109	109,828,740	101,603,587
Diluted	120,920,439	112,582,728	118,372,885	111,948,144
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$526.5	$241.2	$972.8	$358.9
Other comprehensive income (loss)
Foreign currency translation adjustments	(0.7)	(56.3)	1.2	(25.7)
Unrealized gains on Fortitude Re available-for-sale securities	6.8	—	12.4	—
Defined benefit plans
Unrealized gain (loss) for the period	0.3	0.7	2.0	(0.3)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.2	0.3	0.5	0.5
Other comprehensive income (loss)	6.6	(55.3)	16.1	(25.5)
Comprehensive income	533.1	185.9	988.9	333.4
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(33.7)	1.8	(29.5)	(20.5)
Comprehensive income attributable to Carlyle Holdings	499.4	187.7	959.4	312.9
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(341.3)	(129.5)	(655.3)	(209.3)
Comprehensive income attributable to The Carlyle Group L.P.	$158.1	$58.2	$304.1	$103.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital
(Unaudited)
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at March 31, 2019	110.1	$387.5	$779.2	$(81.5)	$290.0	$1,760.6	$3,135.8
Reallocation of ownership interests in Carlyle Holdings	—	—	2.1	(0.2)	—	(1.9)	—
Exchange of Carlyle Holdings units for common units	0.2	—	1.9	(0.1)	—	(1.8)	—
Units repurchased	—	—	(1.6)	—	—	—	(1.6)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.3	—	—	—	0.3
Equity-based compensation	—	—	12.2	—	—	24.5	36.7
Issuances of common units for equity-based awards	0.4	—	—	—	—	—	—
Contributions	—	—	—	—	6.9	—	6.9
Distributions	—	(5.9)	(21.1)	—	(22.1)	(43.8)	(92.9)
Net income	—	5.9	148.2	—	39.8	332.6	526.5
Currency translation adjustments	—	—	—	1.6	(6.1)	3.8	(0.7)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	2.2	—	4.6	6.8
Defined benefit plans, net	—	—	—	0.2	—	0.3	0.5
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	15.4	(1.3)	—	(14.1)	—
Exchange of Carlyle Holdings units for common units	0.4	—	3.3	(0.3)	—	(3.0)	—
Units repurchased	(0.6)	—	(12.0)	—	—	—	(12.0)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.4	—	—	—	0.4
Equity-based compensation	—	—	24.2	—	—	49.9	74.1
Issuances of common units for equity-based awards	3.2	—	—	—	—	—	—
Contributions	—	—	—	—	9.1	—	9.1
Distributions	—	(11.8)	(68.5)	—	(54.3)	(143.2)	(277.8)
Net income	—	11.8	285.2	—	35.3	640.5	972.8
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	2.3	(5.8)	4.7	1.2
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	4.0	—	8.4	12.4
Defined benefit plans, net	—	—	—	0.8	—	1.7	2.5
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3

The Carlyle Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (continued)
(Unaudited)
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at March 31, 2018	101.4	$387.5	$729.8	$(67.9)	$409.3	$1,584.3	$3,043.0
Reallocation of ownership interests in Carlyle Holdings	—	—	(0.8)	—	—	0.8	—
Exchange of Carlyle Holdings units for common units	0.7	—	5.5	(0.5)	—	(5.0)	—
Units repurchased	(2.3)	—	(51.0)	—	—	—	(51.0)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.5	—	—	—	0.5
Equity-based compensation	—	—	18.7	—	—	48.0	66.7
Issuances of common units for equity-based awards	2.3	—	—	—	—	—	—
Contributions	—	—	—	—	5.5	—	5.5
Distributions	—	(5.9)	(27.8)	—	(30.7)	(62.9)	(127.3)
Net income	—	5.9	63.5	—	16.7	155.1	241.2
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	—	—	—	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(11.5)	(18.5)	(26.3)	(56.3)
Defined benefit plans, net	—	—	—	0.3	—	0.7	1.0
Balance at June 30, 2018	102.1	$387.5	$738.4	$(79.6)	$382.3	$1,694.7	$3,123.3

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2017	100.1	$387.5	$701.8	$(72.7)	$404.7	$1,527.7	$2,949.0
Reallocation of ownership interests in Carlyle Holdings	—	—	(0.9)	(0.2)	—	1.1	—
Exchange of Carlyle Holdings units for common units	1.6	—	12.1	(1.2)	—	(10.9)	—
Units repurchased	(2.3)	—	(51.0)	—	—	—	(51.0)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.9	—	—	—	0.9
Equity-based compensation	—	—	40.7	—	—	111.3	152.0
Issuances of common units for equity-based awards	2.7	—	—	—	—	—	—
Contributions	—	—	—	—	8.9	—	8.9
Distributions	—	(11.8)	(61.0)	—	(51.8)	(140.4)	(265.0)
Net income	—	11.8	97.3	—	27.7	222.1	358.9
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	(1.2)	—	—	(2.9)	(4.1)
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	(0.3)	—	—	(0.5)	(0.8)
Currency translation adjustments	—	—	—	(5.6)	(7.2)	(12.9)	(25.7)
Defined benefit plans, net	—	—	—	0.1	—	0.1	0.2
Balance at June 30, 2018	102.1	$387.5	$738.4	$(79.6)	$382.3	$1,694.7	$3,123.3

See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$972.8	$358.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28.8	21.9
Equity-based compensation	71.2	149.8
Non-cash performance allocations and incentive fees	(268.3)	(215.6)
Non-cash principal investment income	(640.7)	(131.1)
Other non-cash amounts	4.6	4.7
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(18.2)	41.5
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	23.2	(56.4)
Purchases of investments by Consolidated Funds	(827.2)	(2,137.0)
Proceeds from sale and settlements of investments by Consolidated Funds	1,032.8	1,261.2
Non-cash interest income, net	(1.8)	(1.9)
Change in cash and cash equivalents held at Consolidated Funds	27.4	256.8
Change in other receivables held at Consolidated Funds	55.3	(74.8)
Change in other liabilities held at Consolidated Funds	(251.1)	(12.6)
Purchases of investments	(107.0)	(228.9)
Proceeds from the sale of investments	214.6	379.8
Payments of contingent consideration	—	(37.5)
Changes in deferred taxes, net	20.3	(2.6)
Change in due from affiliates and other receivables	30.8	(48.3)
Change in deposits and other	(13.9)	(12.1)
Change in accounts payable, accrued expenses and other liabilities	(44.4)	0.8
Change in accrued compensation and benefits	(23.2)	(8.9)
Change in due to affiliates	(1.2)	(26.6)
Change in lease right-of-use assets and lease liabilities	2.9	—
Change in deferred revenue	(18.7)	(19.3)
Net cash provided by (used in) operating activities	269.0	(538.2)
Cash flows from investing activities
Purchases of fixed assets, net	(23.7)	(12.5)
Net cash used in investing activities	(23.7)	(12.5)
Cash flows from financing activities
Repayment of term loan	(25.0)	—
Payments on debt obligations	(13.6)	(13.8)
Proceeds from debt obligations, net of financing costs	20.4	34.5
Net borrowings (payments) on loans payable of Consolidated Funds	(40.3)	694.5
Distributions to common unitholders	(68.5)	(61.0)
Distributions to preferred unitholders	(11.8)	(11.8)
Distributions to non-controlling interest holders in Carlyle Holdings	(143.2)	(140.4)
Contributions from non-controlling interest holders	9.1	8.9
Distributions to non-controlling interest holders	(31.9)	(51.8)
Common units repurchased	(12.0)	(51.0)
Change in due to/from affiliates financing activities	114.5	4.0
Net cash (used in) provided by financing activities	(202.3)	412.1
Effect of foreign exchange rate changes	2.3	(11.7)
Increase (decrease) in cash, cash equivalents and restricted cash	45.3	(150.3)
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$683.6	$878.5
Supplemental non-cash disclosures
Net increase (decrease) in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$14.1	$(1.0)
Non-cash distributions to non-controlling interest holders	$(22.4)	$—
Net asset impact of deconsolidation of Consolidated Funds	$(13.1)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$1.5	$4.6
Tax receivable agreement liability	$1.1	$3.7
Total partners’ capital	$0.4	$0.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$669.2	$876.8
Restricted cash	14.4	1.7
Total cash, cash equivalents and restricted cash, end of period	$683.6	$878.5

Cash and cash equivalents held at Consolidated Funds	$214.3	$395.3
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
The Partnership evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Partnership’s involvement would make it the primary beneficiary. In evaluating whether the Partnership holds a variable interest, fees (including management fees, incentive fees and performance allocations) that are customary and commensurate with the level of services provided, and where the Partnership does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Partnership considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.
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
As of June 30, 2019, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $5.1 billion and $4.8 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of the Partnership’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2019, the Partnership held $183.4 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership's consolidated balance sheets related to the Partnership's variable interests in these non-consolidated VIEs were as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Investments	$1,147.3	$1,152.4
Performance allocations	146.9	121.2
Management fee arrangements	28.4	15.1
Total	$1,322.6	$1,288.7

These amounts represent the Partnership's maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2019 and December 31, 2018.
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
The Partnership accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Partnership (commonly known as “carried interest”, which comprises substantially all of the Partnership’s previously reported performance fee revenues) as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Partnership records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 4 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the consolidated statements of operations.
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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.
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
As of June 30, 2019 and December 31, 2018, management fee receivables were $99.6 million and $76.2 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Partnership’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees includes transaction and portfolio advisory fees of $14.2 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $23.1 million and $13.6 million for the six months ended June 30, 2019 and 2018, respectively, net of any offsets as defined in the respective partnership agreements.
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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, the Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, up to 25% on certain Corporate Private Equity funds in the event performance benchmarks are achieved, and external co-investment vehicles, or approximately 2% to 10% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
Principal investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the Partnership’s allocation of earnings from its investments in Fortitude Re and, as it relates to the Partnership’s investments in NGP (see Note 4), the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $43.7 million and $52.0 million for the three months ended June 30, 2019 and 2018, respectively, $94.7 million and $98.0 million for the six months ended June 30, 2019 and 2018, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Compensation and Benefits
Cash-based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In June 2018, the Partnership adopted ASU 2018-7, Improvements to Nonemployee Share-Based Payment Accounting, which aligned the accounting for non-employee equity-based awards with the accounting for employee equity-based awards, retroactive to January 1, 2018. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award. The compensation expense for awards that contain market conditions is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2019 and December 31, 2018, the Partnership had recorded a liability of $2.0 billion and $1.8 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
Certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the unaudited condensed consolidated financial statements. Based on applicable federal,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
See Note 15 for changes to the tax receivable agreement subsequent to June 30, 2019.

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Partnership, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Partnership provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2019, $21.1 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the condensed consolidated statements of operations. See Note 5 for additional information.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.9 million and $2.6 million during the three months ended June 30, 2019 and 2018, respectively, and $7.7 million and $5.3 million during the six months ended June 30, 2019 and 2018, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The decrease in the deferred revenue balance for the six months ended June 30, 2019 was primarily driven by revenues recognized that were included in the deferred revenue balance at the beginning of the period.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Currency translation adjustments	$(79.0)	$(79.7)
Unrealized losses on defined benefit plans	(3.8)	(4.6)
Fortitude Re available-for-sale securities	5.0	1.0
Total	$(77.8)	$(83.3)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $7.0 million and $5.1 million for the three months ended June 30, 2019 and 2018, respectively, and $(5.7) million and $(1.6) million for the six months ended June 30, 2019 and 2018, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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
In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326). ASU 2016-13    requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2020 and early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2019:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$2.6	$2.6
Bonds	—	—	632.0	632.0
Loans	—	—	4,125.0	4,125.0
	—	—	4,759.6	4,759.6
Investments in CLOs and other	—	—	477.3	477.3
Foreign currency forward contracts	—	1.3	—	1.3
Total	$—	$1.3	$5,236.9	$5,238.2
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,506.3	$4,506.3
Foreign currency forward contracts	—	2.8	—	2.8
Total	$—	$2.8	$4,506.3	$4,509.1

(1)
Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

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

(1)
Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

There were no transfers from Level II to Level I during the six months ended June 30, 2019 and 2018.
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Partnership’s co-executive chairmen of the board, chairman emeritus, co-chief executive officers, chief risk officer, chief financial officer, chief accounting officer, co-chief investment officers and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Partnership’s audit committee and others. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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
The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2019
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$—	$653.4	$3,377.6	$472.3	$4,503.3
Consolidation of funds (1)	—	—	588.9	(4.4)	584.5
Purchases	1.8	74.8	440.2	4.4	521.2
Sales and distributions	—	(109.8)	(183.9)	(4.6)	(298.3)
Settlements	—	—	(140.3)	—	(140.3)
Realized and unrealized gains (losses), net
Included in earnings	0.8	5.7	0.3	13.8	20.6
Included in other comprehensive income	—	7.9	42.2	(4.2)	45.9
Balance, end of period	$2.6	$632.0	$4,125.0	$477.3	$5,236.9
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.8	$3.1	$(4.2)	$13.8	$13.5

	Financial Assets
	Six Months Ended June 30, 2019
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$—	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation/consolidation of funds (1)	—	—	(294.8)	(2.7)	(297.5)
Purchases	1.8	144.3	681.1	34.1	861.3
Sales and distributions	—	(210.1)	(552.1)	(8.6)	(770.8)
Settlements	—	—	(270.6)	—	(270.6)
Realized and unrealized gains (losses), net
Included in earnings	0.8	13.3	(5.5)	9.7	18.3
Included in other comprehensive income	—	(5.6)	(29.6)	(1.6)	(36.8)
Balance, end of period	$2.6	$632.0	$4,125.0	$477.3	$5,236.9
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.8	$9.6	$(16.7)	$9.7	$3.4

 (1) As a result of the consolidation of one CLO during the three months ended June 30, 2019, the investment that the Partnership held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of two CLOs during the six months ended June 30, 2019, the investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$3,750.0	$4,554.5
Consolidation of funds	584.7	—
Borrowings	118.1	1,264.1
Paydowns	(1.3)	(750.2)
Realized and unrealized (gains) losses, net
Included in earnings	19.9	(38.9)
Included in other comprehensive income	34.9	(194.4)
Balance, end of period	$4,506.3	$4,835.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$7.8	$(41.0)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$4,840.1	$4,303.8
Deconsolidation/consolidation of funds	(285.9)	—
Borrowings	260.5	2,015.5
Paydowns	(300.8)	(1,321.0)
Realized and unrealized (gains) losses, net
Included in earnings	35.1	(56.4)
Included in other comprehensive income	(42.7)	(106.8)
Balance, end of period	$4,506.3	$4,835.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$1.2	$(63.2)

Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of Consolidated Funds are included in net investment gains (losses) of Consolidated Funds in the unaudited condensed consolidated statements of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the unaudited condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2019:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2019
Assets
Investments of Consolidated Funds:
Equity securities	$2.6	Consensus Pricing	Indicative Quotes ($ per share)	0.03 - 60.00 (0.07)

Bonds	632.0	Consensus Pricing	Indicative Quotes (% of Par)	78 - 106 (96)
Loans	4,125.0	Consensus Pricing	Indicative Quotes (% of Par)	46 - 102 (98)
	4,759.6
Investments in CLOs and other:
Senior secured notes	415.1	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	40 - 1,150 (180)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (58%)
			Indicative Quotes (% of Par)	87 - 101 (99)
Subordinated notes and preferred shares	62.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 13% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (57%)
			Indicative Quotes (% of Par)	47 - 101 (71)
Total	$5,236.9
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,291.4	Other (1)	N/A	N/A
Subordinated notes and preferred shares	214.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 13% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (61%)
			Indicative Quotes (% of Par)	61 - 88 (74)
Total	$4,506.3

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2018:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2018
Assets
Investments of Consolidated Funds:
Bonds	$690.1	Consensus Pricing	Indicative Quotes (% of Par)	50 - 104 (94)
Loans	4,596.5	Consensus Pricing	Indicative Quotes (% of Par)	73 - 102 (98)
	5,286.6
Investments in CLOs and other
Senior secured notes	392.8	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	70 - 1,100 (182)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (57%)
			Indicative Quotes (% of Par)	86 - 101 (99)
Subordinated notes and preferred shares	53.6	Discounted Cash Flow with Consensus Pricing	Discount Rate	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (56%)
			Indicative Quotes (% of Par)	45 - 106 (75)
Total	$5,733.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,607.2	Other (1)	N/A	N/A
Subordinated notes and preferred shares	232.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (60%)
			Indicative Quotes (% of Par)	68 - 94 (81)
Total	$4,840.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations	$3,907.1	$3,480.0
Principal equity method investments, excluding performance allocations	2,311.4	1,765.8
Principal investments in CLOs and other	488.5	451.7
Total investments	$6,707.0	$5,697.5

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$2,149.3	$1,990.2
Real Assets	861.7	654.2
Global Credit	123.3	99.3
Investment Solutions	772.8	736.3
Total	$3,907.1	$3,480.0

Approximately 23% and 24% of accrued performance allocations at June 30, 2019 and December 31, 2018, respectively, are related to Carlyle Partners VI, L.P., one of the Partnership’s Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(5.0)
Real Assets	(58.2)	(58.2)
Total	$(63.2)	$(63.2)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Partnership’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in Fortitude Re (included within Global Credit) and NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$394.2	$374.7
Real Assets	730.5	770.0
Global Credit	1,092.2	545.0
Investment Solutions	94.5	76.1
Total	$2,311.4	$1,765.8

Strategic Investment in Fortitude Re (f/k/a DSA Re)
On November 13, 2018, the Partnership acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”) (“the Transaction”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”, f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. Fortitude Re had approximately $35 billion in reserves as of December 31, 2018.
Pursuant to the Membership Interest Purchase Agreement, the Partnership entered into a strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has reinsured, committed to allocate assets in asset management strategies and vehicles of the Partnership and its affiliates. If Fortitude Re, together with AIG and its affiliates, fails to allocate an agreed upon amount of assets to the Partnership’s asset management strategies and vehicles within 30 to 36 months of the closing of the transaction, the Partnership may be entitled to certain payments from AIG based on the commitment shortfall and assumed customary fee rates.
The Partnership paid $381 million in cash at closing (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Re is unable to distribute a planned non-pro rata dividend to AIG within 18 months following closing, then the Initial Purchase Price may be adjusted upward by up to $100 million to account for the increased value of Fortitude Re’s equity. AIG also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Partnership in respect of certain adverse reserve development in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Partnership’s investment. The Partnership incurred approximately $17.9 million in transaction costs, which are included in the carrying value of the investment.
In connection with the Transaction, the Partnership also entered into an operating agreement that governs its rights and obligations as an equity holder of Fortitude Re and entitles the Partnership to customary minority protections contingent upon the Partnership maintaining agreed upon ownership percentages of Fortitude Re.
The Partnership’s investment is accounted for under the equity method of accounting and the investment is included in the Global Credit segment. Separately, income from the assets managed by the Partnership is included in the segment of the relevant investment fund. The Partnership’s net investment earnings (loss) from its investment are included in principal investment income in the unaudited condensed consolidated statements of operations.
As of June 30, 2019 and December 31, 2018, the Partnership’s investment in Fortitude Re is $999.5 million and $460.2 million, respectively. The Partnership’s earnings from its investment for the three and six months ended June 30, 2019 were $271.0 million and $527.3 million, respectively, which represents 19.9% of Fortitude Re's estimated net income for the respective periods. These amounts are inclusive of $230.9 million and $460.2 million, respectively, of unrealized gains related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Estimated summarized financial information of Fortitude Re is presented below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(Dollars in millions)
Revenues	$567.0	$1,161.0
Expenses	448.0	888.0
Operating income	119.0	273.0
Net realized and unrealized gains	1,603.0	3,092.0
Income tax expense	360.0	705.0
Net income	$1,362.0	$2,660.0

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
The Partnership’s investments in NGP as of June 30, 2019 and December 31, 2018 are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Investment in NGP Management	$389.3	$394.6
Investments in NGP general partners - accrued performance allocations	121.2	151.0
Principal investments in NGP funds	71.8	77.6
Total investments in NGP	$582.3	$623.2

Investment in NGP Management. The Partnership's equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XI, NGP XII and NGP X during the three and six months ended June 30, 2019 and 2018.
The Partnership records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 were as follows:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Management fee-related revenues from NGP Management	$26.4	$24.7	$51.6	$43.6
Expenses related to the investment in NGP Management	(2.7)	(3.1)	(5.2)	(6.0)
Amortization of basis differences from the investment in NGP Management	(1.4)	(1.8)	(2.8)	(3.6)
Net investment income from NGP Management	$22.3	$19.8	$43.6	$34.0

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $11.3 million and $14.2 million as of June 30, 2019 and December 31, 2018, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Investment in the General Partners of NGP Carry Funds. The Partnership’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Partnership records investment income for its equity income allocation from these performance allocations. The Partnership recognized net investment earnings (losses) related to these performance allocations in its unaudited condensed consolidated statements of operations of $(34.6) million and $39.9 million for the three months ended June 30, 2019 and 2018, respectively, and $(29.9) million and $51.9 million for the six months ended June 30, 2019 and 2018, respectively.
Principal Investments in NGP Funds. The Partnership also holds principal investments in the NGP Carry Funds. The Partnership recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $(4.0) million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively, and $(3.6) million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of June 30, 2019 and December 31, 2018 primarily consisted of $488.5 million and $451.7 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Performance allocations
Realized	$41.6	$97.4	$71.4	$318.0
Unrealized	206.0	327.7	525.3	415.2
	247.6	425.1	596.7	733.2
Principal investment income from equity method investments (excluding performance allocations)
Realized	95.2	36.1	126.5	63.2
Unrealized	242.7	42.3	514.0	68.3
	337.9	78.4	640.5	131.5
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.2	0.2	1.1	0.6
Unrealized	3.9	(0.4)	2.2	0.2
	4.1	(0.2)	3.3	0.8
Total	$589.6	$503.3	$1,240.5	$865.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$82.5	$210.7	$215.3	$468.6
Real Assets	149.6	138.4	259.0	135.1
Global Credit	(5.5)	12.3	24.1	14.9
Investment Solutions	21.0	63.7	98.3	114.6
Total	$247.6	$425.1	$596.7	$733.2

Approximately 54%, or $133.3 million, of performance allocations for the three months ended June 30, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $104.9 million,
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $70.6 million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $33.4 million,

•	AlpInvest Coinvest & Secondary Investments 2006-2008 (Investment Solutions segment) - $(25.2) million, and
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $(16.2) million.
Approximately 28%, or $164.2 million, of performance allocations for the six months ended June 30, 2019 are related to the following fund along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $167.1 million.
Approximately 40%, or $168.6 million, of performance allocations for the three months ended June 30, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $152.0 million, and
•Carlyle International Energy Partners. L.P. (Real Assets segment) - $61.4 million.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$3.5	$7.8	$11.7	$24.0
Real Assets	60.4	72.5	93.9	105.2
Global Credit	269.0	(4.0)	525.9	(3.7)
Investment Solutions	5.0	2.1	9.0	6.0
Total	$337.9	$78.4	$640.5	$131.5

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2019, the Partnership formed two new CLOs for which the Partnership is not the primary beneficiary. Furthermore, during the six months ended June 30, 2019, the Partnership consolidated one CLO and deconsolidated two CLOs as a result of a change in the Partnership’s direct interest in the CLOs.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Interest income from investments	$43.7	$52.0	$94.7	$98.0
Other income	2.1	1.6	3.5	2.9
Total	$45.8	$53.6	$98.2	$100.9

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$17.1	$(26.1)	$18.2	$(41.5)
Gains (losses) from liabilities of CLOs	(7.9)	39.0	(23.2)	56.4
Total	$9.2	$12.9	$(5.0)	$14.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized gains (losses)	$(3.4)	$(1.6)	$(11.4)	$(4.3)
Net change in unrealized gains (losses)	20.5	(24.5)	29.6	(37.2)
Total	$17.1	$(26.1)	$18.2	$(41.5)

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	June 30, 2019		December 31, 2018
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 2/11/2024	$—	$—	$25.0	$24.9
CLO Borrowings (See below)	329.9	329.4	309.9	309.9
3.875% Senior Notes Due 2/01/2023	250.0	249.2	250.0	249.0
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.8	350.0	345.7
Promissory Notes Due 7/15/2019	6.7	6.7	20.2	20.2
Total debt obligations	$1,536.6	$1,531.8	$1,555.1	$1,550.4

Senior Credit Facility
On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at June 30, 2019, the interest rate was 3.65%). There was no amount outstanding under the revolving credit facility at June 30, 2019. Interest expense under the senior credit facility was not significant for the three and six months ended June 30, 2019 and 2018. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2019 and December 31, 2018 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Partnership established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrued interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%.
In April 2019, the Partnership borrowed and repaid $17.0 million under this facility. There was no amount outstanding under the facility as of June 30, 2019. Interest expense under this facility was not significant for the three and six months ended June 30, 2019.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Partnership’s CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Partnership’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2019	Borrowing Outstanding December 31, 2018	Maturity Date (1)	Interest Rate as of June 30, 2019
February 28, 2017	$76.3	$77.0	November 17, 2031	2.33%	(2)
April 19, 2017	22.9	22.9	April 22, 2031	4.52%	(3) (15)
June 28, 2017	22.9	23.0	July 22, 2031	4.51%	(4) (15)
July 20, 2017	24.4	24.4	April 21, 2027	4.13%	(5) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.40%	(6) (15)
August 2, 2017	19.8	19.9	August 3, 2022	1.75%	(7)
August 14, 2017	22.5	22.5	August 15, 2030	4.38%	(8) (15)
November 30, 2017	22.7	22.7	January 16, 2030	4.33%	(9) (15)
December 6, 2017	19.1	19.1	October 16, 2030	4.24%	(10) (15)
December 7, 2017	20.9	21.1	January 19, 2029	3.97%	(11) (15)
January 30, 2018	19.2	19.2	January 22, 2030	4.22%	(12) (15)
March 1, 2018	15.3	15.3	January 15, 2031	4.15%	(13) (15)
March 15, 2019	21.1	—	March 15, 2032	2.56%	(14)
	$329.9	$309.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Outstanding borrowing of €67.2 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurs interest at LIBOR plus 1.536%. This term loan was paid off in July 2019.

(6)	Incurs interest at LIBOR plus 1.808%.

(7)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(8)	Incurs interest at LIBOR plus 1.848%.

(9)	Incurs interest at LIBOR plus 1.7312%.

(10)	Incurs interest at LIBOR plus 1.647%.

(11)	Incurs interest at LIBOR plus 1.365%.

(12)	Incurs interest at LIBOR plus 1.624%.

(13)	Incurs interest at LIBOR plus 1.552%.
(14) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage and 0.08% class A-1 periodic adjustment rate up to €54,120.

(15)	Term loan issued under master credit agreement.

The CLO term loans are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three and six months ended June 30, 2019 and 2018. The fair value of the outstanding balance of the CLO term loans at June 30, 2019 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions have provided a €67.2 million term loan ($76.3 million at June 30, 2019) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2019).

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
CLO Repurchase Agreements
On February 5, 2019, the Partnership entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Partnership. Subject to the terms and conditions of the CLO Financing Facility, the Partnership and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2019, €81.5 million of the CLO Financing Facility remained available.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the the Partnership have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2019	December 31, 2018	2019	2018	2019	2018
3.875% Senior Notes Due 2/1/2023 (2)(5)	$250.0	$262.0	$255.5	$2.4	$4.9	$4.8	$9.9
5.625% Senior Notes Due 3/30/2043 (3)	600.0	659.4	604.1	8.4	8.5	16.8	16.9
5.650% Senior Notes due 9/15/2048 (4)	350.0	385.2	354.4	4.9	—	9.9	—
				$15.7	$13.4	$31.5	$26.8
(1) Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2) Issued in January 2013 at 99.966% of par.
(3) Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(4) Issued in September 2018 at 99.914% of par.
(5) In September 2018, the Partnership completed a tender offer to re-purchase $250.0 million in aggregate principal amount of the 3.875% senior notes. As a result of this repurchase, the Partnership recognized $6.9 million of costs in interest expense and $0.9 million of costs in general, administrative and other expenses upon early extinguishment of the debt.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.875% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrued at the three month LIBOR plus 2.50%. In September 2018, the Partnership prepaid the $108.8 million outstanding promissory note, plus $1.2 million of accrued and unpaid interest. Interest expense on the promissory note was not significant for the six months ended June 30, 2018.

Promissory Notes Due July 15, 2019
In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.60% at June 30, 2019). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Through June 30, 2019, the Partnership has repaid $47.2 million of these promissory notes. Accordingly, $6.7 million of these promissory notes were outstanding at June 30, 2019. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the three and six months ended June 30, 2019 and 2018. The fair value of the outstanding balance of these promissory notes at June 30, 2019 and December 31, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2019.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities and are included in loans payable of Consolidated Funds in the unaudited condensed consolidated balance sheets.
As of June 30, 2019 and December 31, 2018, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,378.0	$4,291.4	1.95%		11.24
Subordinated notes, preferred shares and other	174.4	214.9	N/A	(1)	11.40
Total	$4,552.4	$4,506.3

	As of December 31, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,723.4	$4,607.2	1.94%		10.70
Subordinated notes, preferred shares and other	178.5	232.9	N/A	(1)	9.95
Total	$4,901.9	$4,840.1

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2019 and December 31, 2018, the fair value of the CLO assets was $4.9 billion and $5.5 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,033.8	$1,843.6
Accrued bonuses	248.7	246.8
Employment-based contingent cash consideration	17.6	0.8
Other	113.3	131.1
Total	$2,413.4	$2,222.3

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized	$24.2	$51.7	$68.4	$160.1
Unrealized	89.4	170.3	230.6	219.9
Total	$113.6	$222.0	$299.0	$380.0

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2019 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,473.8
Real Assets	969.2
Global Credit	444.6
Investment Solutions	125.0
Total	$4,012.6

Of the $4.0 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (5.60% weighted-average rate at June 30, 2019). As of June 30, 2019 and December 31, 2018, approximately $9.5 million and $10.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2019 was not material. The Partnership believes the likelihood of any material funding

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

under this guarantee to be remote. The fair value of this guarantee is not significant to the unaudited condensed consolidated financial statements.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $18.6 million as of June 30, 2019. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $63.2 million at June 30, 2019 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2019. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $1.5 million and $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2019 and December 31, 2018, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $175.3 million and $176.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2019 and December 31, 2018, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2019, approximately $36.0 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million.
If, at June 30, 2019, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable.
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
In June 2018, the Partnership entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Partnership exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Partnership will be relocating one of its New York City offices in late 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Partnership incurred a charge of $63.5 million (including transaction costs) during the third quarter of 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in 2021. This charge (excluding $3.5 million of transaction costs paid) was accounted for as a lease incentive, and is included in accounts payable, accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets, since the lease has not yet commenced.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$12.8	$24.3
Sublease income	(0.7)	(1.0)
Total operating lease cost	$12.1	$23.3

Cash paid for amounts included in the measurement of operating lease liabilities	$16.8	$30.1

Weighted-average remaining lease term		9.9 Years
Weighted-average discount rate		5.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$32.8
2020	55.6
2021	41.2
2022	52.9
2023	48.4
Thereafter	452.1
Total lease payments	$683.0
Less payments for leases that have not yet commenced	(284.1)
Less imputed interest	(91.0)
Total lease liabilities	$307.9

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. To date, the Partnership has received approximately £23.3 million ($29.6 million as of June 30, 2019) from the plaintiff as a deposit towards their obligation to reimburse the Partnership for legal fees and expenses incurred to defend against the claims. The Partnership has not recognized income in respect of the reimbursement as of June 30, 2019, as such amount is subject to adjustment pending a final determination of the correct reimbursement amount.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Partnership paid the remaining approximately €75 million in its capacity as a guarantor. The Partnership appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Partnership a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. The French government appealed the decision. In July 2019, the parties agreed to settle this matter by reducing the tax claim to €37.1 million of French tax and interest. The remaining €80.5 million will be retained by the Partnership and CEREP I. Accordingly, the Partnership recognized $71.5 million in principal investment income in the three months ended June 30, 2019.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2019, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
The Partnership considers cash, cash equivalents, securities, receivables, equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the unaudited condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 5.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued incentive fees	$8.0	$7.1
Unbilled receivable for giveback obligations from current and former employees	1.5	1.4
Notes receivable and accrued interest from affiliates	12.0	14.4
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	291.7	418.2
Total	$313.2	$441.1

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.55% as of June 30, 2019. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Partnership had the following due to affiliates balances at June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Due to non-consolidated affiliates	$33.4	$27.6
Amounts owed under the tax receivable agreement	103.0	101.9
Other	55.7	44.5
Total	$192.1	$174.0

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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $2.8 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $3.4 million for the six months

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ended June 30, 2019 and 2018, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
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

9. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $15.5 million and $11.6 million for the three months ended June 30, 2019 and 2018, respectively, and $39.5 million and $19.4 million for the six months ended June 30, 2019 and 2018, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2019, the Partnership’s U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
The Partnership does not believe that the outcome of these audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements. The Partnership does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$12.5	$1.2
Non-Carlyle interests in majority-owned subsidiaries	303.9	337.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(7.9)	(14.1)
Non-controlling interests in consolidated entities	$308.5	$324.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$11.2	$(4.2)	$11.2	$(5.1)
Non-Carlyle interests in majority-owned subsidiaries	24.7	18.4	17.5	26.8
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	3.9	2.5	6.6	6.0
Non-controlling interests in income of consolidated entities	$39.8	$16.7	$35.3	$27.7

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$148,200,000	$148,200,000	$285,200,000	$285,200,000
Weighted-average common units outstanding	110,440,227	120,920,439	109,828,740	118,372,885
Net income per common unit	$1.34	$1.23	$2.60	$2.41

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$63,500,000	$63,500,000	$97,300,000	$97,300,000
Weighted-average common units outstanding	102,465,109	112,582,728	101,603,587	111,948,144
Net income per common unit	$0.62	$0.56	$0.96	$0.87

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	110,440,227	110,440,227	109,828,740	109,828,740
Unvested deferred restricted common units	—	9,531,711	—	7,595,644
Issuable Carlyle Group L.P. common units	—	948,501	—	948,501
Weighted-average common units outstanding	110,440,227	120,920,439	109,828,740	118,372,885

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	102,465,109	102,465,109	101,603,587	101,603,587
Unvested deferred restricted common units	—	9,717,091	—	9,944,029
Issuable Carlyle Group L.P. common units	—	400,528	—	400,528
Weighted-average common units outstanding	102,465,109	112,582,728	101,603,587	111,948,144
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are issuable and contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership’s acquisitions, strategic investments in NGP and performance-vesting deferred restricted common units.

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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,681,668 of vested Carlyle Holdings partnership units and 3,112 of unvested Carlyle Holdings partnership units for the three months ended June 30, 2019 and 230,784,908 of vested Carlyle Holdings partnership units and 1,556 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2019 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 230,870,928 of vested Carlyle Holdings partnership units and 2,511,832 of unvested Carlyle Holdings partnership units for the three months ended June 30, 2018 and 228,742,429 of vested Carlyle Holdings partnership units and 4,272,936 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2018 were antidilutive, and therefore have been excluded.

12. Equity
Preferred Unit Issuance
On September 13, 2017, the Partnership issued 16,000,000 of 5.875% Series A Preferred Units (the “Preferred Units”) for gross proceeds of $400.0 million, or $387.5 million, net of issuance costs and expenses.
Distributions on the Preferred Units are payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2017, when, as and if declared by the Board of Directors of the general partner of the Partnership, at a rate per annum of 5.875%. Distributions on the Preferred Units are discretionary and non-cumulative.
The Preferred Units are not convertible into common units or any other class or series of interests or any other security. Holders of the Preferred Units generally have no voting rights and have none of the voting rights given to holders of the Partnership’s common units, except as otherwise provided in the Partnership’s limited partnership agreement.
At any time, or from time to time, on or after September 15, 2022, the Partnership may, at its option, redeem the Preferred Units, in whole or in part, at a price of $25.00 per Preferred Unit plus declared and unpaid distributions, if any. If a Change of Control Event or a Tax Redemption Event (each as defined in the Partnership's limited partnership agreement) occurs prior to September 15, 2022, the Partnership may, at its option, redeem the Preferred Units, in whole but not in part, at a price of $25.25 per Preferred Unit plus declared and unpaid distributions, if any. If a Rating Agency Event (as defined in the Partnership's limited partnership agreement) occurs prior to September 15, 2022, the Partnership may, at its option, redeem the Preferred Units, in whole but not in part, at a price of $25.50 per Preferred Unit plus declared and unpaid dividends, if any.
Unit Repurchase Program
In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, inclusive of amounts remaining as originally authorized in February 2016. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2019, the Partnership paid an aggregate of $1.5 million and $12.0 million, respectively, to repurchase and retire approximately 0.1 million units and 0.7 million units, respectively, with all of the repurchases done via open market and brokered transactions.
Quarterly Unit Exchange Program
Current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three and six months ended June 30, 2019, current and former senior Carlyle professionals exchanged 231,089 and 413,753, respectively, Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $1.8 million and $3.0 million, respectively, from non-controlling interests in Carlyle Holdings to partners’ capital and accumulated other comprehensive loss.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Distribution Record Date	Distribution Payment Date	Distribution per Common Unit	Distribution to Common Unitholders
		(Dollars in millions, except per unit data)
May 11, 2018	May 17, 2018	$0.27	$27.8
August 13, 2018	August 17, 2018	0.22	23.3
November 13, 2018	November 20, 2018	0.42	45.5
February 19, 2019	February 26, 2019	0.43	47.5
Total 2018 Distribution Year		$1.34	$144.1

May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
Total 2019 Distribution Year (through Q2 2019)		$0.62	$70.9

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2019 and a summary of changes for the six months ended June 30, 2019, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73
Granted	—	$—	5,490,376	$15.13
Vested	—	$—	3,163,665	$21.16
Forfeited	—	$—	648,856	$17.65
Balance, June 30, 2019	9,387	$28.26	20,801,555	$17.44

The Partnership recorded compensation expense for deferred restricted common units of $35.2 million and $49.8 million for the three months ended June 30, 2019 and 2018, respectively, with $3.2 million and $4.2 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense for deferred restricted common units of $71.1 million and $94.2 million for the six months ended June 30, 2019 and 2018, respectively, with $6.7 million and $8.2 million of corresponding deferred tax benefits, respectively. As of June 30, 2019, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $231.4 million, which is expected to be recognized over a weighted-average term of 2.5 years.
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
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Partnership’s industry and is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of the Partnership’s four reportable segments. Management also uses DE in budgeting, forecasting, and the overall management of the Partnership's segments. Management believes that reporting DE is helpful to understanding the Partnership's business and that investors should review the same supplemental financial measure that management uses to analyze the Partnership's segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Partnership's segment reported results and is used to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders.
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Partnership’s core operating performance.
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
In connection with this modification, segment information as of June 30, 2018 has been presented in this Quarterly Report on Form 10-Q to conform to the Partnership’s current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results reported by the Partnership in its reports filed with the SEC.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.3	$105.8	$79.2	$39.2	$414.5
Portfolio advisory fees, net and other	3.6	0.5	1.2	—	5.3
Transaction fees, net	7.4	—	2.2	—	9.6
Total fund level fee revenues	201.3	106.3	82.6	39.2	429.4
Realized performance revenues	11.2	24.6	0.1	6.0	41.9
Realized principal investment income (loss)	1.0	70.1	1.4	1.4	73.9
Interest income	1.2	0.7	3.4	0.2	5.5
Total revenues	214.7	201.7	87.5	46.8	550.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	34.0	49.5	22.5	207.1
Realized performance revenues related compensation	5.4	11.2	—	4.5	21.1
Total compensation and benefits	106.5	45.2	49.5	27.0	228.2
General, administrative, and other indirect expenses	33.3	17.0	20.5	9.2	80.0
Depreciation and amortization expense	4.5	1.8	2.0	1.3	9.6
Interest expense	7.9	3.1	6.7	1.8	19.5
Total expenses	152.2	67.1	78.7	39.3	337.3
Distributable Earnings	$62.5	$134.6	$8.8	$7.5	$213.4
(-) Realized Net Performance Revenues	5.8	13.4	0.1	1.5	20.8
(-) Realized Principal Investment Income	1.0	70.1	1.4	1.4	73.9
(+) Net Interest	6.7	2.4	3.3	1.6	14.0
(=) Fee Related Earnings	$62.4	$53.5	$10.6	$6.2	$132.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$380.3	$183.2	$154.0	$78.6	$796.1
Portfolio advisory fees, net and other	7.1	1.4	2.3	—	10.8
Transaction fees, net	7.7	2.4	4.0	—	14.1
Total fund level fee revenues	395.1	187.0	160.3	78.6	821.0
Realized performance revenues	34.6	29.5	0.1	26.9	91.1
Realized principal investment income (loss)	(1.3)	71.7	6.0	1.6	78.0
Interest income	2.4	1.2	7.2	0.7	11.5
Total revenues	430.8	289.4	173.6	107.8	1,001.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	197.8	69.8	96.1	45.7	409.4
Realized performance revenues related compensation	15.8	23.2	—	24.3	63.3
Total compensation and benefits	213.6	93.0	96.1	70.0	472.7
General, administrative, and other indirect expenses	67.4	33.8	37.0	17.5	155.7
Depreciation and amortization expense	9.4	3.7	4.1	2.7	19.9
Interest expense	15.8	6.2	13.4	3.7	39.1
Total expenses	306.2	136.7	150.6	93.9	687.4
Distributable Earnings	$124.6	$152.7	$23.0	$13.9	$314.2
(-) Realized Net Performance Revenues	18.8	6.3	0.1	2.6	27.8
(-) Realized Principal Investment Income (Loss)	(1.3)	71.7	6.0	1.6	78.0
(+) Net Interest	13.4	5.0	6.2	3.0	27.6
(=) Fee Related Earnings	120.5	79.7	23.1	12.7	236.0
Segment assets as of June 30, 2019	$3,193.0	$2,032.1	$2,301.1	$1,079.6	$8,605.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$148.0	$78.7	$59.8	$41.6	$328.1
Portfolio advisory fees, net and other	3.4	1.1	1.0	0.1	5.6
Transaction fees, net	3.6	0.1	0.1	—	3.8
Total fund level fee revenues	155.0	79.9	60.9	41.7	337.5
Realized performance revenues	52.0	33.6	4.7	9.2	99.5
Realized principal investment income (loss)	12.3	3.1	2.4	(0.1)	17.7
Interest income	2.5	1.2	3.9	0.3	7.9
Total revenues	221.8	117.8	71.9	51.1	462.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	90.5	29.3	30.5	22.0	172.3
Realized performance revenues related compensation	24.0	15.0	2.1	8.8	49.9
Total compensation and benefits	114.5	44.3	32.6	30.8	222.2
General, administrative, and other indirect expenses	56.5	15.9	17.3	9.2	98.9
Depreciation and amortization expense	4.2	1.6	1.6	1.1	8.5
Interest expense	7.1	4.1	5.8	1.5	18.5
Total expenses	182.3	65.9	57.3	42.6	348.1
Distributable Earnings	$39.5	$51.9	$14.6	$8.5	$114.5
(-) Realized Net Performance Revenues	28.0	18.6	2.6	0.4	49.6
(-) Realized Principal Investment Income (Loss)	12.3	3.1	2.4	(0.1)	17.7
(+) Net Interest	4.6	2.9	1.9	1.2	10.6
(=) Fee Related Earnings	$3.8	$33.1	$11.5	$9.4	$57.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$262.1	$153.1	$118.5	$81.9	$615.6
Portfolio advisory fees, net and other	9.7	2.6	2.7	0.3	15.3
Transaction fees, net	3.9	2.8	0.1	—	6.8
Total fund level fee revenues	275.7	158.5	121.3	82.2	637.7
Realized performance revenues	240.0	41.4	5.8	23.3	310.5
Realized principal investment income	20.2	11.3	4.9	—	36.4
Interest income	4.5	2.1	7.2	0.8	14.6
Total revenues	540.4	213.3	139.2	106.3	999.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	187.7	64.0	64.5	45.2	361.4
Realized performance revenues related compensation	114.7	19.0	2.7	21.4	157.8
Total compensation and benefits	302.4	83.0	67.2	66.6	519.2
General, administrative, and other indirect expenses	89.4	34.0	33.1	17.2	173.7
Depreciation and amortization expense	8.2	3.2	3.0	2.2	16.6
Interest expense	14.1	8.0	11.1	3.1	36.3
Total expenses	414.1	128.2	114.4	89.1	745.8
Distributable Earnings	$126.3	$85.1	$24.8	$17.2	$253.4
(-) Realized Net Performance Revenues	125.3	22.4	3.1	1.9	152.7
(-) Realized Principal Investment Income	20.2	11.3	4.9	—	36.4
(+) Net Interest	9.6	5.9	3.9	2.3	21.7
(=) Fee Related Earnings	$(9.6)	$57.3	$20.7	$17.6	$86.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$550.7	$45.8	$464.6	(a)	$1,061.1
Expenses	$337.3	$36.8	$154.2	(b)	$528.3
Other income	$—	$9.2	$—	(c)	$9.2
Distributable earnings	$213.4	$18.2	$310.4	(d)	$542.0

	Three Months Ended June 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$462.6	$53.6	$377.4	(a)	$893.6
Expenses	$348.1	$62.0	$243.6	(b)	$653.7
Other income	$—	$12.9	$—	(c)	$12.9
Distributable earnings	$114.5	$4.5	$133.8	(d)	$252.8
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2019 and 2018, and Total Assets as of June 30, 2019.

	Six Months Ended June 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,001.6	$98.2	$1,048.3	(a)	$2,148.1
Expenses	$687.4	$80.5	$362.9	(b)	$1,130.8
Other income	$—	$(5.0)	$—	(c)	$(5.0)
Distributable earnings	$314.2	$12.7	$685.4	(d)	$1,012.3
Total assets	$8,605.8	$5,055.7	$(260.7)	(e)	$13,400.8

	Six Months Ended June 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$999.2	$100.9	$496.3	(a)	$1,596.4
Expenses	$745.8	$106.3	$380.9	(b)	$1,233.0
Other income	$—	$14.9	$—	(c)	$14.9
Distributable earnings	$253.4	$9.5	$115.4	(d)	$378.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain performance revenues, as detailed below (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized performance revenues	$167.3	$370.0	$469.1	$476.4
Unrealized principal investment income	234.9	7.6	473.5	18.5
Adjusted unrealized principal investment income from investment in Fortitude Re	40.1	—	67.1	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(4.1)	(4.9)	(8.1)	(9.6)
Tax expense associated with performance revenues	—	(5.5)	—	(5.0)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	42.7	35.5	63.1	55.7
Elimination of expenses of Consolidated Funds	(16.3)	(25.3)	(16.4)	(39.7)
	$464.6	$377.4	$1,048.3	$496.3

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership's consolidated fund management fees, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$429.4	$337.5	$821.0	$637.7
Adjustments (1)	(38.5)	(36.2)	(76.7)	(71.9)
Carlyle Consolidated - Fund management fees	$390.9	$301.3	$744.3	$565.8

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

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, and unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, changes in the tax receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below (Dollars in millions):

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized performance revenues related compensation	$84.9	$170.0	$230.9	$219.5
Equity-based compensation	38.3	68.4	77.7	156.2
Acquisition related charges and amortization of intangibles and impairment	15.4	9.2	27.4	13.8
Other non-operating expense	0.4	0.3	0.7	0.6
Tax expense associated with performance revenues related compensation	3.6	(1.7)	(2.5)	(3.3)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	10.0	9.8	30.9	13.3
Severance and other adjustments	10.9	4.3	12.7	5.9
Elimination of expenses of Consolidated Funds	(9.3)	(16.7)	(14.9)	(25.1)
	$154.2	$243.6	$362.9	$380.9

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before provision for income taxes	$542.0	$252.8	$1,012.3	$378.3
Adjustments:
Net unrealized performance revenues	(82.4)	(200.0)	(238.2)	(256.9)
Unrealized principal investment income	(234.9)	(7.6)	(473.5)	(18.5)
Adjusted unrealized principal investment income from investment in Fortitude Re	(40.1)	—	(67.1)	—
Equity-based compensation (1)	38.3	68.4	77.7	156.2
Acquisition related charges, including amortization of intangibles and impairment	15.4	9.2	27.4	13.8
Other non-operating expense	0.4	0.3	0.7	0.6
Tax expense associated with performance revenues	3.6	3.8	(2.5)	1.7
Net (income) loss attributable to non-controlling interests in consolidated entities	(39.8)	(16.7)	(35.3)	(27.7)
Severance and other adjustments	10.9	4.3	12.7	5.9
Distributable Earnings	$213.4	$114.5	$314.2	$253.4
Realized performance revenues, net of related compensation (2)	20.8	49.6	27.8	152.7
Realized principal investment income (2)	73.9	17.7	78.0	36.4
Net interest	14.0	10.6	27.6	21.7
Fee Related Earnings	$132.7	$57.8	$236.0	$86.0

(1)
Equity-based compensation for the three months ended June 30, 2019 includes $3.6 million which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.1 million related to units issued in conjunction with a previous acquisition. Equity-based compensation for the six months ended June 30, 2019 includes $7.6 million which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.1 million related to units issued in conjunction with a previous acquisition.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$247.6	$(205.7)	$41.9
Performance revenues related compensation expense	113.6	(92.5)	21.1
Net performance revenues	$134.0	$(113.2)	$20.8

Principal investment income (loss)	$342.0	$(268.1)	$73.9

	Six Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$596.7	$(505.6)	$91.1
Performance revenues related compensation expense	299.0	(235.7)	63.3
Net performance revenues	$297.7	$(269.9)	$27.8

Principal investment income (loss)	$643.8	$(565.8)	$78.0

	Three Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$425.1	$(325.6)	$99.5
Performance revenues related compensation expense	222.0	(172.1)	49.9
Net performance revenues	$203.1	$(153.5)	$49.6

Principal investment income (loss)	$78.2	$(60.5)	$17.7

	Six Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$733.2	$(422.7)	$310.5
Performance revenues related compensation expense	380.0	(222.2)	157.8
Net performance revenues	$353.2	$(200.5)	$152.7

Principal investment income (loss)	$132.3	$(95.9)	$36.4

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

15. Subsequent Events
On July 31, 2019, Carlyle announced its decision to convert The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the "Conversion"). The Conversion is expected to become effective on January 1, 2020. Carlyle also announced the termination of future obligations under the tax receivable agreement, whereby the Partnership will be obligated to pay cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30 per unit. Based on the Carlyle Holdings partnership units outstanding as of June 30, 2019, the total cash payments in connection with this termination would be approximately $346 million. However, this amount will be reduced if any Carlyle Holdings partnership units are exchanged prior to the Conversion.
Distributions
In July 2019, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.43 per common unit to common unitholders of record at the close of business on August 12, 2019, payable on August 19, 2019.
In July 2019, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.367188 per Preferred Unit to preferred unitholders of record at the close of business on September 1, 2019, payable on September 16, 2019. See Note 12 for more information on the Preferred Units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2019 and December 31, 2018 and results of operations for the three and six months ended June 30, 2019 and 2018. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$669.2	$—	$—	$669.2
Cash and cash equivalents held at Consolidated Funds	—	214.3	—	214.3
Restricted cash	14.4	—	—	14.4
Investments, including performance allocations of $3,907.1 million	6,891.0	—	(184.0)	6,707.0
Investments of Consolidated Funds	—	4,759.6	—	4,759.6
Due from affiliates and other receivables, net	389.9	—	(76.7)	313.2
Due from affiliates and other receivables of Consolidated Funds, net	—	81.8	—	81.8
Fixed assets, net	106.1	—	—	106.1
Lease right-of-use assets, net	231.3	—	—	231.3
Deposits and other	62.6	—	—	62.6
Intangible assets, net	70.3	—	—	70.3
Deferred tax assets	171.0	—	—	171.0
Total assets	$8,605.8	$5,055.7	$(260.7)	$13,400.8
Liabilities and partners’ capital
Debt obligations	$1,531.8	$—	$—	$1,531.8
Loans payable of Consolidated Funds	—	4,506.3	—	4,506.3
Accounts payable, accrued expenses and other liabilities	337.5	—	—	337.5
Accrued compensation and benefits	2,413.4	—	—	2,413.4
Due to affiliates	192.1	71.5	(71.5)	192.1
Deferred revenue	91.5	—	—	91.5
Deferred tax liabilities	60.7	—	—	60.7
Other liabilities of Consolidated Funds	—	278.1	—	278.1
Lease liabilities	307.9	—	—	307.9
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	4,998.1	4,855.9	(71.5)	9,782.5
Series A preferred units	387.5	—	—	387.5
Partners’ capital	921.2	60.1	(60.1)	921.2
Accumulated other comprehensive income (loss)	(77.1)	0.6	(1.3)	(77.8)
Non-controlling interests in consolidated entities	296.0	12.5	—	308.5
Non-controlling interests in Carlyle Holdings	2,080.1	126.6	(127.8)	2,078.9
Total partners’ capital	3,607.7	199.8	(189.2)	3,618.3
Total liabilities and partners’ capital	$8,605.8	$5,055.7	$(260.7)	$13,400.8

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$396.4	$—	$(5.5)	$390.9
Incentive fees	8.8	—	—	8.8
Investment income (loss)
Performance allocations	247.6	—	—	247.6
Principal investment income	346.2	—	(4.2)	342.0
Total investment income	593.8	—	(4.2)	589.6
Interest and other income	32.6	—	(6.6)	26.0
Interest and other income of Consolidated Funds	—	45.8	—	45.8
Total revenues	1,031.6	45.8	(16.3)	1,061.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.4	—	—	221.4
Equity-based compensation	35.2	—	—	35.2
Performance allocations and incentive fee related compensation	113.6	—	—	113.6
Total compensation and benefits	370.2	—	—	370.2
General, administrative and other expenses	110.7	—	—	110.7
Interest	19.5	—	—	19.5
Interest and other expenses of Consolidated Funds	—	36.8	(9.3)	27.5
Other non-operating expenses	0.4	—	—	0.4
Total expenses	500.8	36.8	(9.3)	528.3
Other income
Net investment losses of Consolidated Funds	—	9.2	—	9.2
Income before provision for income taxes	530.8	18.2	(7.0)	542.0
Provision for income taxes	15.5	—	—	15.5
Net income	515.3	18.2	(7.0)	526.5
Net income attributable to non-controlling interests in consolidated entities	28.6	—	11.2	39.8
Net income attributable to Carlyle Holdings	486.7	18.2	(18.2)	486.7
Net income attributable to non-controlling interests in Carlyle Holdings	332.6	—	—	332.6
Net income attributable to The Carlyle Group L.P.	154.1	18.2	(18.2)	154.1
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$148.2	$18.2	$(18.2)	$148.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$755.1	$—	$(10.8)	$744.3
Incentive fees	16.9	—	—	16.9
Investment income (loss)
Performance allocations	596.7	—	—	596.7
Principal investment income	635.8	—	8.0	643.8
Total investment income	1,232.5	—	8.0	1,240.5
Interest and other income	61.8	—	(13.6)	48.2
Interest and other income of Consolidated Funds	—	98.2	—	98.2
Total revenues	2,066.3	98.2	(16.4)	2,148.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	431.9	—	—	431.9
Equity-based compensation	71.2	—	—	71.2
Performance allocations and incentive fee related compensation	299.0	—	—	299.0
Total compensation and benefits	802.1	—	—	802.1
General, administrative and other expenses	223.2	—	—	223.2
Interest	39.2	—	—	39.2
Interest and other expenses of Consolidated Funds	—	80.5	(14.9)	65.6
Other non-operating expenses	0.7	—	—	0.7
Total expenses	1,065.2	80.5	(14.9)	1,130.8
Other income
Net investment losses of Consolidated Funds	—	(5.0)	—	(5.0)
Income before provision for income taxes	1,001.1	12.7	(1.5)	1,012.3
Provision for income taxes	39.5	—	—	39.5
Net income	961.6	12.7	(1.5)	972.8
Net income attributable to non-controlling interests in consolidated entities	24.1	—	11.2	35.3
Net income attributable to Carlyle Holdings	937.5	12.7	(12.7)	937.5
Net income attributable to non-controlling interests in Carlyle Holdings	640.5	—	—	640.5
Net income attributable to The Carlyle Group L.P.	297.0	12.7	(12.7)	297.0
Net income attributable to Series A Preferred Unitholders	11.8	—	—	11.8
Net income attributable to The Carlyle Group L.P. Common Unitholders	$285.2	$12.7	$(12.7)	$285.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$307.4	$—	$(6.1)	$301.3
Incentive fees	7.3	—	0.1	7.4
Investment income (loss)
Performance allocations	425.1	—	—	425.1
Principal investment income	92.0	—	(13.8)	78.2
Total investment income	517.1	—	(13.8)	503.3
Interest and other income	33.5	—	(5.5)	28.0
Interest and other income of Consolidated Funds	—	53.6	—	53.6
Total revenues	865.3	53.6	(25.3)	893.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	176.0	—	—	176.0
Equity-based compensation	64.9	—	—	64.9
Performance allocations and incentive fee related compensation	222.0	—	—	222.0
Total compensation and benefits	462.9	—	—	462.9
General, administrative and other expenses	126.8	—	—	126.8
Interest	18.4	—	—	18.4
Interest and other expenses of Consolidated Funds	—	62.0	(16.7)	45.3
Other non-operating expenses	0.3	—	—	0.3
Total expenses	608.4	62.0	(16.7)	653.7
Other income
Net investment gains of Consolidated Funds	—	12.9	—	12.9
Income before provision for income taxes	256.9	4.5	(8.6)	252.8
Provision for income taxes	11.6	—	—	11.6
Net income	245.3	4.5	(8.6)	241.2
Net income attributable to non-controlling interests in consolidated entities	20.8	—	(4.1)	16.7
Net income attributable to Carlyle Holdings	224.5	4.5	(4.5)	224.5
Net income attributable to non-controlling interests in Carlyle Holdings	155.1	—	—	155.1
Net income attributable to The Carlyle Group L.P.	69.4	4.5	(4.5)	69.4
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$63.5	$4.5	$(4.5)	$63.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$577.7	$—	$(11.9)	$565.8
Incentive fees	13.7	—	—	13.7
Investment income (loss)
Performance allocations	733.2	—	—	733.2
Principal investment income	148.6	—	(16.3)	132.3
Total investment income	881.8	—	(16.3)	865.5
Interest and other income	62.0	—	(11.5)	50.5
Interest and other income of Consolidated Funds	—	100.9	—	100.9
Total revenues	1,535.2	100.9	(39.7)	1,596.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	363.3	—	—	363.3
Equity-based compensation	149.8	—	—	149.8
Performance allocations and incentive fee related compensation	380.0	—	—	380.0
Total compensation and benefits	893.1	—	—	893.1
General, administrative and other expenses	221.8	—	—	221.8
Interest	36.3	—	—	36.3
Interest and other expenses of Consolidated Funds	—	106.3	(25.1)	81.2
Other non-operating expenses	0.6	—	—	0.6
Total expenses	1,151.8	106.3	(25.1)	1,233.0
Other income
Net investment gains of Consolidated Funds	—	14.9	—	14.9
Income before provision for income taxes	383.4	9.5	(14.6)	378.3
Provision for income taxes	19.4	—	—	19.4
Net income	364.0	9.5	(14.6)	358.9
Net income attributable to non-controlling interests in consolidated entities	32.8	—	(5.1)	27.7
Net income attributable to Carlyle Holdings	331.2	9.5	(9.5)	331.2
Net income attributable to non-controlling interests in Carlyle Holdings	222.1	—	—	222.1
Net income attributable to The Carlyle Group L.P.	109.1	9.5	(9.5)	109.1
Net income attributable to Series A Preferred Unitholders	11.8	—	—	11.8
Net income attributable to The Carlyle Group L.P. Common Unitholders	$97.3	$9.5	$(9.5)	$97.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities
Net income	$961.6	$364.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28.8	21.9
Equity-based compensation	71.2	149.8
Non-cash performance allocations and incentive fees	(268.3)	(215.6)
Non-cash principal investment income	(628.3)	(134.5)
Other non-cash amounts	4.6	4.7
Purchases of investments	(120.4)	(274.9)
Proceeds from the sale of investments	231.0	393.0
Payments of contingent consideration	—	(37.5)
Change in deferred taxes, net	20.3	(2.6)
Change in due from affiliates and other receivables	31.8	(48.6)
Change in deposits and other	(13.9)	(12.1)
Change in accounts payable, accrued expenses and other liabilities	(44.4)	0.8
Change in accrued compensation and benefits	(23.2)	(8.9)
Change in due to affiliates	(1.2)	(26.6)
Change in lease right-of-use asset and lease liability	2.9	—
Change in deferred revenue	(18.7)	(19.3)
Net cash provided by operating activities	233.8	153.6
Cash flows from investing activities
Purchases of fixed assets, net	(23.7)	(12.5)
Net cash used in investing activities	(23.7)	(12.5)
Cash flows from financing activities
Repayment of term loan	(25.0)	—
Payments on debt obligations	(13.6)	(13.8)
Proceeds from debt obligations	20.4	34.5
Distributions to common unitholders	(68.5)	(61.0)
Distributions to preferred unitholders	(11.8)	(11.8)
Distributions to non-controlling interest holders in Carlyle Holdings	(143.2)	(140.4)
Contributions from non-controlling interest holders	9.1	8.9
Distributions to non-controlling interest holders	(31.9)	(51.8)
Common units repurchased	(12.0)	(51.0)
Change in due to/from affiliates financing activities	114.5	4.0
Net cash used in financing activities	(162.0)	(282.4)
Effect of foreign exchange rate changes	(2.8)	(9.0)
Increase (decrease) in cash, cash equivalents and restricted cash	45.3	(150.3)
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$683.6	$878.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$669.2	$876.8
Restricted cash	14.4	1.7
Total cash, cash equivalents and restricted cash, end of period	$683.6	$878.5

Cash and cash equivalents held at Consolidated Funds	$214.3	$395.3

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 24 buyout and 11 middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2019, our Corporate Private Equity segment had $84 billion in AUM and $61 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds, our two international energy funds, as well as our three Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes three NGP Predecessor Funds and four NGP Carry Funds advised by NGP. As of June 30, 2019, our Real Assets segment had $47 billion in AUM and $33 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 60 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, and aircraft financing and servicing. As of June 30, 2019, our Global Credit segment had $47 billion in AUM and $36 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 241 fund vehicles. As of June 30, 2019, our Investment Solutions segment had $45 billion in AUM and $29 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive from an investment fund either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition-related charges and amortization of intangibles and impairment. Refer to Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (in the case of structured products), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of June 30, 2019. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$17.6 bn	2012-2019	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.4 bn	2013-2019	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$0.8 bn	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$0.4 bn	2015	CRP IV	$1.0 bn	2005
CGFSP III	$1.0 bn	2018	Direct Lending			CRP III	$0.6 bn	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$1.6 bn	2017	CPI[2]	$2.4 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.2 bn	2013	International Real Estate
CEP V	€6.3 bn	2018	Opportunistic Credit Carry Fund			CER	€0.5 bn	2017
CEP IV	€3.7 bn	2014	CCOF	$2.4 bn	2017	CEREP III	€2.2 bn	2007
CEP III	€5.3 bn	2007	Energy Credit Carry Funds			Natural Resources Funds
CEP II	€1.8 bn	2003	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
Carlyle Asia Partners			CEMOF I	$1.4 bn	2011	NGP XII	$4.3 bn	2017
CAP V	$6.6 bn	2018	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CBPF II	RMB 1.5 bn	2017	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
CAP IV	$3.9 bn	2014	CSP III	$0.7 bn	2011	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	NGP GAP	$0.4 bn	2014
CAP II	$1.8 bn	2006	Carlyle Aviation Partners			NGP Predecessor Funds
Carlyle Japan Partners			SASOF IV	$1.0 bn	2018	Various[3]	$5.7 bn	2007-2008
CJP III	¥119.5 bn	2013	SASOF III	$0.8 bn	2015	International Energy Carry Funds
CJP II	¥165.6 bn	2006	SASOF II	$0.6 bn	2012	CIEP II	$1.6 bn	2019
Carlyle Global Partners			Securitization Vehicles[2]	$2.4 bn	Various	CIEP I	$2.5 bn	2013
CGP II	$1.0 bn	2019	Liquid Products[2]	$0.9 bn	Various	Infrastructure Carry Funds
CGP I	$3.6 bn	2015	Managed Accounts[2]	$0.9 bn	Various	CGI	$2.2 bn	2019
Carlyle MENA Partners						CIP I	$1.1 bn	2006
MENA I	$0.5 bn	2008				Power Carry Funds
Carlyle South American Buyout Fund			Investment Solutions			CPP II	$1.5 bn	2014
CSABF I	$0.8 bn	2009	AlpInvest			CPOCP	$0.5 bn	2013
Carlyle Sub-Saharan Africa Fund			Fund of Private Equity Funds
CSSAF I	$0.7 bn	2012	84 vehicles	€43.3 bn	2000-2019
Carlyle Peru Fund			Secondary Investments
CPF I	$0.3 bn	2012	60 vehicles	€16.3 bn	2002-2019
Middle Market & Growth Carry Funds			Co-Investments
Carlyle U.S. Venture/Growth Partners			62 vehicles	€16.3 bn	2002-2019
CEOF II	$2.4 bn	2015	Metropolitan Real Estate
CEOF I	$1.1 bn	2011	Real Estate Fund of Funds
CUSGF III	$0.6 bn	2006	35 vehicles	$4.8 bn	2002-2019
CVP II	$0.6 bn	2001
Carlyle Europe Technology Partners
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014
CETP II	€0.5 bn	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
CAGP III	$0.7 bn	2005
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of June 30, 2019 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of June 30, 2019.

(2)	Amounts represent Total AUM as of June 30, 2019.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(4)	Real Assets also includes the Legacy Energy funds, which we jointly advise with Riverstone Holdings L.L.C. The impact of these funds is no longer significant to our results of operations.

Trends Affecting our Business

Expectations for global economic growth have continued to moderate through the first half of the year. In the U.S., growth has decelerated relative to 2018, but consumption remains strong amid low unemployment, reasonable wage growth and generally strong household balance sheets. Most economic weakness has been concentrated in construction, industrial production and broader business spending. The softness in business spending appears to be attributable to some combination of weak corporate earnings, heightened “late-cycle” fears among business managers and the effects from the U.S.-China trade dispute, which has depressed global trade volumes and industrial production. Rising compensation and input costs have led to a decline in operating margins, while a strong dollar has depressed the domestic value of foreign sales and earnings.

Trade tensions continued to exert a significant impact on the world economy during the second quarter. Global trade volumes are stagnant year-over-year in sharp contrast to the 4% growth experienced as recently as October 2018. In China, official data indicate real gross domestic product grew just 6.2% in the second quarter of 2019 as compared to a year earlier, the lowest rate recorded since the series began in 1992. This relative weakness was largely driven by a drop in exports, as well as declines in housing activity. Data over the past six-to-nine months also highlight that the costs of the trade dispute have had negative effects on the overall global economy. Since the global trade system is based on integrated, cross-border value chains, negative effects have also been seen in the export sectors of large open economies such as those in South Korea, Japan, and Germany.

In response to economic weakness and the absence of inflationary pressures through the first half of 2019, major central banks continue to move policy in a more accommodative direction. In the U.S., the Federal Reserve announced a 25 basis point cut to the target federal funds rate on July 31. Additional accomodation could help ease the strength of the U.S. dollar and enable other central banks to reduce rates without risking a subsequent sell-off of their currencies. The Reserve Bank of India cut its policy interest rate by 25 basis points in June and officially changed its policy stance to “accommodative” from “neutral” after GDP growth in the first quarter of 2019 came in at a disappointing 5.8% annual rate. Other central banks around the globe, such as in Indonesia, Australia, South Africa, and Brazil, have already cut or are expected to cut rates in the near term. The European Central Bank (ECB) also indicated on July 25 that it is planning to cut short-term interest rates soon, and possibly resume its asset purchasing program. Futures markets anticipate the ECB will cut its deposit rate as soon as September 2019.

The shifting central bank policy has contributed to record highs in U.S. equity markets. The S&P 500 rose 4% in the second quarter, the MSCI ACWI was up 3%, and the EuroStoxx 600 was up 1.5%. The Shanghai Composite was down 3.6% in the second quarter, having peaked in April. Simultaneously, as central banks around the world shift to more accommodative policy stances, government bonds have continued to rally, particularly in the long-end. In Japan, 75% of government bonds outstanding have negative yields as of the end of June, while in Europe the share is just over 50%.

While the shift in Federal Reserve policy has generally boosted the corporate bond markets, the performance of investment grade versus high yield debt has diverged. Since the end of April, the spread between BBB and high yield bonds has risen from a 2019 low of 202 basis points to 240 basis points as of July 15. Concerns about slowing economic growth, trade tensions, and the health of CCC-rated corporates have steered investors towards higher-quality debt. This is in sharp contrast to the first quarter of 2019, when high-yield bond funds experienced their second-highest net quarterly inflows ever. Meanwhile, leveraged loan funds continue to suffer, with 35 consecutive weeks of outflows. Since leveraged loans have floating rates, static or falling interest rates are detrimental to their performance. Overall, the shift in rate expectations has reduced the availability of funding liquidity for leveraged loans for our portfolio.

In the second quarter, we saw a continued reversal of the late year 2018 decline in the public markets, but the impact on our overall portfolio was affected by many factors including, but not limited to, energy and energy-related investments in our portfolio. Our overall carry fund portfolio appreciated by 2% in the second quarter. Our Corporate Private Equity funds appreciated by 1% in the quarter. Our Real Estate funds appreciated by 6% during the quarter, primarily due to continued appreciation in two large U.S. real estate investments and progression in several smaller development deals, while our Natural Resources funds depreciated by 4% in the quarter, primarily reflecting downward pressure on energy funds with significant development and non-producing investments. Our Global Credit carry funds appreciated by 1% in the second quarter and our Investment Solutions funds appreciated by 4%. Our public portfolio (which represents approximately 7% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) depreciated 5% in the second quarter, reflecting the impact of certain energy investments in the portfolio.

We raised $3.5 billion of new capital in the second quarter, and have now surpassed our multi-year $100 billion fundraising target and believe we will continue to raise incremental new capital throughout the year. While we expect additional funds to launch over the next several quarters, we also expect that our overall fundraising pace will decelerate from the last few years given the mix of our investment products in the market.

During the second quarter, our carry funds invested $7.3 billion in new or follow-on transactions and have invested approximately $25.6 billion over the last twelve months. However, across the market overall corporate exit activity has declined in 2019 as compared to 2018 as management teams may be more hesitant to undertake large acquisitions due to concerns the economy may face a downturn over the next year. Mergers & Acquisitions ("M&A") transactions are down 16% globally in the first half of 2019 relative to the same period in 2018 and syndicated lending in the U.S. had the lowest second quarter volume in 7 years with total issuance down 33% relative to 2018. The investment environment remains challenging and competitive against this backdrop. High levels of dry powder in our industry combined with slowing global growth, corporate hesitancy around M&A activity and volatile markets could adversely affect both investment pace and realizations in our funds for the remainder of 2019. In the second quarter, we realized proceeds from our carry funds of $4.4 billion, and net accrued performance revenues increased to $1.9 billion. While our investment teams work to create value at our portfolio companies, we expect that net realized performance revenues will continue at lower levels for the second half of 2019. We continue to believe that our portfolio is positioned to generate significant realized performance revenues in future years, as the next generation of funds matures further into the harvesting period.

During the quarter, there has been increasing public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments. We anticipate that such active debate and media coverage will continue to increase in connection with the 2020 U.S. presidential election cycle as financial proposals are put forth by potential U.S. presidential candidates. We continue to monitor these developments to analyze their potential impact on our business.
Recent Transactions
On July 31, 2019, we announced our decision to convert (the "Conversion") The Carlyle Group L.P. (the "Partnership") from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the "Corporation"). See "— Conversion to a Corporation."
Distributions
In July 2019, the Board of Directors of our general partner declared a quarterly distribution of $0.43 per unit to common unitholders of record at the close of business on August 12, 2019, payable on August 19, 2019.
The Board of Directors of our general partner has declared a quarterly distribution of $0.367188 per Preferred Unit to holders of record at the close of business on September 1, 2019, payable on September 16, 2019. Distributions on the Preferred Units are discretionary and non-cumulative. See Note 12 of our unaudited condensed consolidated financial statements for more information on the Preferred Units.
Conversion to a Corporation
On July 31, 2019, we announced our decision to convert The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. We expect the Conversion to become effective on January 1, 2020 (such date and time at which the Conversion becomes effective, the "Effective Time"). The Conversion was unanimously approved by the board of directors of our general partner, Carlyle Group Management L.L.C., following our receipt of special approval of the Conversion from the conflicts committee of the board of directors of our general partner, pursuant to our limited partnership agreement. Under section 14.3(c) of our limited partnership agreement, no vote of the unitholders is required or will be sought for the Conversion.
As more fully described below, the Conversion and related transactions will simplify our corporate and capital structure with a single class of common stock, providing one vote per share, that will be held by both our public stockholders and the senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships. We believe this will enhance transparency and align incentives for all stockholders going forward. Furthermore, we believe that the Conversion will improve our trading liquidity and make us more attractive to new investors. We expect that simplifying the tax reporting of our owners by eliminating Schedule K-1s will make our equity eligible for investment by a broader universe of institutional investors that today are restricted from owning it. Following the Conversion, we also anticipate that our common stock will be eligible for inclusion in benchmark stock indices utilized by more than $7 trillion of industry assets. Further, simplifying our tax structure should increase the appeal of our equity to non-U.S. investors for whom certain kinds of pass through income can be problematic. As a result, we believe the Conversion will meaningfully expand our global investor base and drive greater value for our stockholders over time.

Conversion Steps
In order to implement the Conversion, Carlyle Group Management L.L.C., in its capacity as the Partnership’s general partner, will file with the Secretary of State of the State of Delaware a Certificate of Conversion (the “Certificate of Conversion”) and, in its capacity as sole incorporator of the Corporation, will file with the Secretary of State of the State of Delaware a Certificate of Incorporation (the “Certificate of Incorporation”). As a result, at the Effective Time, the Partnership will convert to the Corporation.
At the Effective Time, (a) each common unit of the Partnership (“Common Unit”) outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of common stock, $0.01 par value per share, of the Corporation (“Common Stock”), (b) unless earlier redeemed or retired, each 5.875% Series A Preferred Unit of the Partnership outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of preferred stock, $0.01 par value per share, of the Corporation, designated as “Series A Preferred Stock” (“Series A Preferred Stock”), (c) each special voting unit of the Partnership outstanding immediately prior to the Effective Time will be canceled for no consideration and the former holder(s) thereof will cease to have any rights with respect thereto and (d) each general partner unit of the Partnership outstanding immediate prior to the Effective Time will be canceled for no consideration and the former holder(s) thereof will cease to have any rights with respect thereto, in each case without any action required on the part of the Partnership, the Corporation, any former holder of any Partnership interest or other person.
In connection with the Conversion, at or prior to the Effective Time, holders of Carlyle Holdings partnership units will also exchange such units for an equivalent number of shares of common stock in the Corporation and certain other restructuring steps will occur (such restructuring steps, together with the Conversion, the “Transactions”).
As a result of the Transactions, holders of Common Units and the former Carlyle Holdings limited partners will become holders of Common Stock, which will continue to be listed on the Nasdaq Global Select Market under the symbol “CG”; and, unless such preferred units are earlier redeemed or retired, holders of Series A Preferred Units will become holders of Series A Preferred Stock, which will continue to be listed on the Nasdaq Global Select Market under the symbol “TCGP”, in each case, at the opening of trading immediately following the Effective Time.
Prior to the Effective Time, we will notify Nasdaq that the Certificate of Conversion will be filed with the Secretary of State of Delaware and request that, as of the open of business on the first trading day following the Effective Date, Nasdaq cease trading of the Common Units and Series A Preferred Units on Nasdaq and commence trading of the Common Stock and Series A Preferred Stock on Nasdaq under the existing ticker symbols “CG” and “TCGP”, respectively. It is expected that new CUSIP numbers will be issued for each of the Common Stock and Series A Preferred Stock.
The Conversion is expected to qualify for the non-recognition of gain or loss to our common unitholders for U.S. federal income tax purposes. The application of the non-recognition rules to non-U.S. common unitholders in the context of the Conversion is dependent on local tax requirements. All common unitholders should consult their own advisors as to the consequences of the Conversion to them. Final Schedule K-1s will be issued in respect of our final taxable period as a limited partnership ending December 31, 2019. Following the Conversion, dividends will be reported to stockholders on Form 1099-DIV. We believe this change will simplify our stockholders’ tax reporting obligations. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis.
Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors - Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.”
Post-Conversion Governance
As a result of the Conversion, the business and affairs of the Corporation will be overseen by a board of directors of the Corporation, rather than by the board of directors of our general partner. At the Effective Time, the directors of our general partner immediately prior to the Effective Time will become the directors of the Corporation and cease to be directors of our general partner. In addition, the audit committee, the compensation committee, the executive committee and the nominating and corporate governance committee of our general partner’s board, and the membership thereof, immediately prior to the Effective Time, will be replicated at the Corporation at the Effective Time. Following the Conversion, when the provisions of our existing partnership agreement that contemplate a standing conflicts committee will no longer apply, disinterested members of our board of directors will continue to address conflicts, including by referral of such matters to the audit committee or such other committee of disinterested directors as the board deems appropriate. In addition, at the Effective Time, the executive officers of our general partner will become the executive officers of the Corporation.
Following the Conversion, the holders of Common Stock will be entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under the Delaware General Corporation Law (“DGCL”), including the election of the board of directors of the Corporation. Holders of Common Stock will be entitled to one vote per share of Common Stock. Except as provided in the Certificate of Incorporation and Bylaws and under the DGCL and the rules of Nasdaq, shares of Series A Preferred Stock will be generally non-voting similar to the existing Series A Preferred Units.
In connection with the Conversion, senior Carlyle professionals will generally be required to grant an irrevocable proxy to Carlyle Group Management L.L.C. that will entitle it to vote their shares of Common Stock until the earlier of (i) such time as Carlyle Group Management L.L.C. ceases to have voting power over shares of Common Stock representing at least 20% of the total voting power of all the then outstanding shares of capital stock entitled to vote in the election of directors and (ii) January 1, 2025. Consequently, Carlyle Group Management L.L.C. will initially control a majority of the voting power in the Corporation. As a result, the Corporation will initially be a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, like the Partnership, will qualify for exceptions from certain corporate governance rules of Nasdaq.
In addition, in connection with the Transactions, the Corporation will enter into stockholder agreements with our Founders, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein. Pursuant to these agreements, each of our Founders will have the right to nominate one director to the Corporation’s board of directors for so long as such Founder and/or his Founder Group (as defined in the stockholder agreements) beneficially owns at least 5% of the issued and outstanding Common Stock. In addition, each Founder will have the right to nominate a second director to the Corporation’s board of directors until the earlier of (x) such time as such Founder and/or his Founder Group ceases to beneficially own at least 20 million shares of Common Stock and (y) January 1, 2027. For so long as at least one Founder is entitled to designate two directors to the board, the Founders then serving on the board may (i) designate a Founder to serve as chair or co-chair and (ii) designate a Founder to serve on each of the compensation and nominating committees and any executive committee, subject to applicable law and listing standards.
The foregoing descriptions are qualified by reference to the forms of the Certificate of Incorporation, the Bylaws, and stockholder agreements, which are filed as Exhibits 3.3, 3.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q.
Post-Conversion Dividend Policy
We anticipate that our dividend policy as a corporation will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually), subject to the discretion of our board of directors and compliance with applicable law. We believe that the fixed dividend will enhance capital allocation flexibility and offers an attractive yield.
Termination of Tax Receivable Agreement
Holders of Carlyle Holdings partnership units will cease to have any rights to payments under, or in connection with the termination of, the tax receivable agreement except for (i) payment obligations pre-existing at the time of the Transactions with respect to exchanges that have occurred prior to the Transactions and (ii) the payments described below. Holders of Carlyle Holdings partnership units will receive cash payments aggregating $1.50 per Carlyle Holdings partnership unit exchanged in the Transactions, payable in five annual installments of $0.30 each. The payment obligations will be general unsecured obligations of the Corporation or a subsidiary thereof and will not bear interest. We anticipate that the net impact on Carlyle of these payments will be partially offset by tax benefits. By terminating the tax receivable agreement apart from legacy payment obligations relating to historical exchanges that occurred prior to the Transactions, we believe we will further enhance the alignment between the senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships and public stockholders.

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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of June 30, 2019 were approximately 16% of total management fees recognized during the three and six months ended June 30, 2019. Management fees attributable to CP VII were approximately 14% of total management fees recognized during the three months ended June 30, 2018. Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $9.1 billion of Fee-earning AUM as of June 30, 2019 were approximately 11% of total management fees recognized during the six months ended June 30, 2018. No other fund generated over 10% of total management fees in the periods presented.
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
Performance allocations in excess of 10% of the total for the three and six months ended June 30, 2019 and 2018 were generated from the following funds:

Three Months Ended June 30,				Six Months Ended June 30,
2019		2018		2019		2018
(Dollars in millions)
CRP V	$103.5	CP VI	$120.2	CRP V	$164.2	CP VI	$164.7
CAP IV	61.3	CIEP	48.4			CEP IV	112.0
CRP VII	28.2					CRP VII	79.1
Alpinvest Co - & Secondary Investments 2006-2008	(25.2)
CP VI	(34.5)
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2019 and 2018, the reversals of performance allocations were $80.1 million and $71.3 million, respectively. For the six months ended June 30, 2019 and 2018, the reversals of performance allocations were $31.9 million and $94.0 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of June 30, 2019, accrued performance allocations and accrued giveback obligations were approximately $3.9 billion and $63.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2019 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of June 30, 2019, approximately $36.0 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of June 30, 2019 are $1.9 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2019, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately

$0.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
The following table summarizes the total amount of aggregate giveback obligations that we have realized since Carlyle’s inception. Given various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, the table below also summarizes the amount that was attributable to Carlyle Holdings (Dollars in millions):

	Inception through June 30, 2019
	Total Giveback	Giveback Attributable to Carlyle Holdings
Various Legacy Energy Funds	$156.7	$55.9
All other Carlyle Funds	56.9	0.6
Aggregate Giveback since Inception	$213.6	$56.5
The amounts above include $40.6 million attributable to Legacy Energy Fund IV that was realized in the three months ended March 31, 2019, of which $19.9 million was attributable to Carlyle Holdings.
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
Investment income also represents the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Investment income also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Principal investment income also includes our share of earnings from our strategic investment in Fortitude Re. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2019 (Dollars in millions):

	As of June 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results
Level I	$3,812	$3,142	$253	$1,250	$8,457
Level II	201	408	1,314	92	2,015
Level III	47,424	25,638	36,992	30,610	140,664
Fair Value of Investments	51,437	29,188	38,559	31,952	151,136
Available Capital	32,425	17,613	8,010	13,474	71,522
Total AUM	$83,862	$46,801	$46,569	$45,426	$222,658
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses in 2017 and 2018. However, we intend to grant fewer equity awards to employees than we have previously. For example, in February 2018 and 2019, we granted approximately 11.3 million and 5.3 million of deferred restricted common units, respectively, across a significant number of our employees; these awards vest over a period of 12 to 60 months. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

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
Income Taxes. The Carlyle Holdings partnerships and their subsidiaries primarily operate as pass through entities for U.S. income tax purposes and record a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to U.S. income taxes on only a portion of our income or loss.  Depending on the sources of our taxable income or loss, our income tax provision or benefit can vary significantly from period to period.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2019, our U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
On July 31, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. See “Part II. Item 1A. Risk Factors—Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership” and “—Conversion to a Corporation.”
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
We record significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Partnership’s financial statements. As described above under "—Conversion to a Corporation—Conversion Steps," the limited partners of the Carlyle Holdings partnerships will exchange their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Transactions. As a result, we expect that following the Conversion, the consolidated balance sheet of The Carlyle Group Inc. will not reflect any non-controlling interests in Carlyle Holdings.
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

In connection with this modification, segment information as of and for the three and six months ended June 30, 2018 has been presented in this Quarterly Report on Form 10-Q to conform to the Partnership’s current presentation of segment results for comparability purposes. Consequently, this information will be different from the historical segment financial results reporting by the Partnership in its reports filed with the SEC.
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

(d)
the external investor portion of the net asset value of our open-ended funds (pre redemptions and subscriptions), as well as certain carry funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2019	2018
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$68,634	$61,823
Fee-earning AUM based on invested capital (2)	43,262	41,110
Fee-earning AUM based on collateral balances, at par (3)	23,970	20,046
Fee-earning AUM based on net asset value (4)	3,799	2,228
Fee-earning AUM based on lower of cost or fair value and other (5)	18,777	21,270
Balance, End of Period (6) (7)	$158,442	$146,477

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our open-ended funds, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2019, the Legacy Energy Funds had, in the aggregate, approximately $3.4 billion in AUM and $3.1 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $7.9 billion of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$160,023	$125,771	$159,552	$124,595
Inflows, including Commitments (1)	4,339	27,565	7,570	30,768
Outflows, including Distributions (2)	(6,752)	(4,904)	(9,020)	(7,746)
Market Appreciation/(Depreciation) (3)	128	13	62	(22)
Foreign Exchange and other (4)	704	(1,968)	278	(1,118)
Balance, End of Period	$158,442	$146,477	$158,442	$146,477

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.

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

(c)	the net asset value (pre-redemptions and subscriptions) of our open-ended funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$221,500	$216,470
New Commitments (1)	3,486	10,399
Outflows (2)	(4,423)	(8,275)
Market Appreciation/(Depreciation) (3)	2,048	5,409
Foreign Exchange Gain/(Loss) (4)	728	(413)
Other (5)	(681)	(932)
Balance, End of Period	$222,658	$222,658

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q2 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
Appreciation/Depreciation
12%
10%
8%
6%
4%
2%
0%

Q2 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
12%
10%
8%
6%
4%
2%
0%

YTD 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
Appreciation/Depreciation
25%
20%
15%
10%
5%
0%
-5%

YTD 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
25%
20%
15%
10%
5%
0%
-5%

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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 7% of remaining fair value at June 30, 2019 and 13% of remaining fair value at June 30, 2018. For Q2 2019, public investments depreciated 5% while private investments appreciated 2%, compared to 12% public appreciation and 5% private appreciation for Q2 2018. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

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

Consolidation of Certain Carlyle Funds
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of June 30, 2019, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for both the three and six months ended June 30, 2019, and 1% of our investment income for both the three and six months ended June 30, 2019.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2019, our consolidated CLOs held approximately $4.9 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$390.9	$301.3	$744.3	$565.8
Incentive fees	8.8	7.4	16.9	13.7
Investment income
Performance allocations	247.6	425.1	596.7	733.2
Principal investment income	342.0	78.2	643.8	132.3
Total investment income	589.6	503.3	1,240.5	865.5
Interest and other income	26.0	28.0	48.2	50.5
Interest and other income of Consolidated Funds	45.8	53.6	98.2	100.9
Total revenues	1,061.1	893.6	2,148.1	1,596.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.4	176.0	431.9	363.3
Equity-based compensation	35.2	64.9	71.2	149.8
Performance allocations and incentive fee related compensation	113.6	222.0	299.0	380.0
Total compensation and benefits	370.2	462.9	802.1	893.1
General, administrative and other expenses	110.7	126.8	223.2	221.8
Interest	19.5	18.4	39.2	36.3
Interest and other expenses of Consolidated Funds	27.5	45.3	65.6	81.2
Other non-operating expenses	0.4	0.3	0.7	0.6
Total expenses	528.3	653.7	1,130.8	1,233.0
Other income
Net investment gains of Consolidated Funds	9.2	12.9	(5.0)	14.9
Income before provision for income taxes	542.0	252.8	1,012.3	378.3
Provision for income taxes	15.5	11.6	39.5	19.4
Net income	526.5	241.2	972.8	358.9
Net income attributable to non-controlling interests in consolidated entities	39.8	16.7	35.3	27.7
Net income attributable to Carlyle Holdings	486.7	224.5	937.5	331.2
Net income attributable to non-controlling interests in Carlyle Holdings	332.6	155.1	640.5	222.1
Net income attributable to The Carlyle Group L.P.	154.1	69.4	297.0	109.1
Net income attributable to Series A Preferred Unitholders	5.9	5.9	11.8	11.8
Net income attributable to The Carlyle Group L.P. common unitholders	$148.2	$63.5	$285.2	$97.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.34	$0.62	$2.60	$0.96
Diluted	$1.23	$0.56	$2.41	$0.87
Weighted-average common units
Basic	110,440,227	102,465,109	109,828,740	101,603,587
Diluted	120,920,439	112,582,728	118,372,885	111,948,144

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues
Total revenues increased $167.5 million, or 19%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $551.7 million, or 35%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in total revenues for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Total Revenues, June 30, 2018	$893.6	$1,596.4
Increases (Decreases):
Increase in fund management fees	89.6	178.5
Increase in incentive fees	1.4	3.2
Increase in investment income, including performance allocations	86.3	375.0
Decrease in interest and other income	(2.0)	(2.3)
Decrease in interest and other income of Consolidated Funds	(7.8)	(2.7)
Total increase	167.5	551.7
Total Revenues, June 30, 2019	$1,061.1	$2,148.1
Fund Management Fees. Fund management fees increased $89.6 million, or 30%, to $390.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $178.5 million, or 32%, to $744.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$90.6	$223.2
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(26.1)	(70.8)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	16.9	15.5
Higher transaction and portfolio advisory fees	7.1	9.3
All other changes	1.1	1.3
Total increase in fund management fees	$89.6	$178.5
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $14.2 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $23.1 million and $13.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in transaction and portfolio advisory fees for both the three and six months ended June 30, 2019 resulted primarily from transaction fees earned related to investments in one of our U.S. buyout funds and CCS underwriting fees in 2019.

Investment Income. Investment income increased $86.3 million to $589.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $375.0 million to $1,240.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Decrease in performance allocations, excluding NGP	$(177.5)	$(136.5)
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(81.7)	(82.8)
Decrease in investment income from our buyout and growth funds	(5.0)	(10.3)
Increase in gains on foreign currency hedges	—	1.3
Decrease in investment income from our real assets funds, excluding NGP	(4.2)	(2.1)
Increase from the settlement of CEREP I tax matter in 2019	71.5	71.5
Increase in investment income from our distressed debt funds and energy mezzanine funds	4.3	3.1
Increase in investment income from CLOs	4.5	2.7
Investment income from Fortitude Re (1)	271.0	527.3
All other changes	3.4	0.8
Total increase in investment income	$86.3	$375.0
(1) The Partnership's earnings from its investment in Fortitude Re for the three and six months ended June 30, 2019 were $271.0 million million and $527.3 million, respectively, which represents 19.9% of Fortitude Re's estimated net income for the respective periods. These amounts are inclusive of $230.9 million and $460.2 million of unrealized gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The significant increase in fair value on the embedded derivatives during the quarter is primarily a result of a narrowing of credit spreads during the period.
Performance Allocations. Performance allocations decreased $177.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $136.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2019 and 2018 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$82.5	$210.7	$215.3	$468.6
Real Assets	149.6	138.4	259.0	135.1
Global Credit	(5.5)	12.3	24.1	14.9
Investment Solutions	21.0	63.7	98.3	114.6
Total performance allocations	$247.6	$425.1	$596.7	$733.2

Total carry fund appreciation	2%	5%	5%	9%
Approximately $133.3 million of our performance allocations for the three months ended June 30, 2019 were related to CRP V, CAP IV, CRP VII, Alpinvest Co - & Secondary Investments 2006-2008 and CP VI, which had a $34.5 million reversal of previously accrued performance allocations, while approximately $168.6 million of our performance allocations for the three months ended June 30, 2018 were related to CP VI and CIEP. Approximately $164.2 million of our performance allocations for the six months ended June 30, 2019 were related to CRP V, while approximately $355.8 million of our performance allocations for the six months ended June 30, 2018 were related to CP VI, CEP IV and CRP VII.

Expectations for global economic growth have continued to moderate through the first half of the year. In the U.S., growth has decelerated relative to 2018, but consumption remains strong amid low unemployment, reasonable wage growth and generally strong household balance sheets. Most economic weakness has been concentrated in construction, industrial production and broader business spending. In response to economic weakness and the absence of inflationary pressures through the first half of 2019, major central banks continue to move policy in a more accommodative direction. The shifting central bank policy has contributed to record highs in U.S. equity markets. The S&P 500 rose 4% in the second quarter, the MSCI ACWI was up 3%, and the EuroStoxx 600 was up 1.5%. However, the impact of the continued reversal of the late-year 2018 decline in the public markets on our overall portfolio was muted by the effect of energy and energy-related investments in our portfolio. Our overall carry fund portfolio appreciated by 2% in the second quarter. Our Corporate Private Equity funds appreciated by 1% in the quarter. Our Real Estate funds appreciated by 6% during the quarter, primarily due to continued appreciation in two large U.S. real estate investments and progression in several smaller development deals, while our Natural Resources funds depreciated by 4% in the quarter, primarily reflecting downward pressure on energy funds with significant development and non-producing investments. Our Global Credit carry funds appreciated by 1% in the second quarter and our Investment Solutions funds appreciated by 4%. Our public portfolio (which represents approximately 7% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) depreciated 5% in the second quarter, reflecting the impact of certain energy investments in the portfolio.
Interest and Other Income. Interest and other income decreased $2.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and decreased $2.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Decreases were primarily as a result of decreased interest income related to corporate treasury investments, partially offset by the reimbursement of certain costs incurred on behalf of Carlyle funds.
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
Interest and other income of Consolidated Funds decreased $7.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $2.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Substantially all of the decrease in interest and other income of Consolidated Funds relates to decreased interest income from CLOs.
Expenses
Total expenses decreased $125.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $102.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in total expenses for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Total Expenses, June 30, 2018	$653.7	$1,233.0
Increases (Decreases):
Decrease in total compensation and benefits	(92.7)	(91.0)
(Decrease) increase in general, administrative and other expenses	(16.1)	1.4
Decrease in interest and other expenses of Consolidated Funds	(17.8)	(15.6)
All other changes	1.2	3.0
Total decrease	(125.4)	(102.2)
Total Expenses, June 30, 2019	$528.3	$1,130.8

Total Compensation and Benefits. Total compensation and benefits decreased $92.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $91.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Increase in cash-based compensation and benefits	$45.4	$68.6
Decrease in equity-based compensation	(29.7)	(78.6)
Decrease in performance allocations and incentive fee related compensation	(108.4)	(81.0)
Decrease in total compensation and benefits	$(92.7)	$(91.0)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $45.4 million, or 26%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $68.6 million, or 19%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Increase in headcount and bonuses	$39.7	$61.9
Decrease in compensation costs associated with fundraising activities	(11.8)	(23.5)
Increases associated with the Carlyle Aviation Partners acquisition:
Compensation and benefits	7.4	13.4
Contingent earnout	10.1	16.8
Total increase in cash-based compensation and benefits	$45.4	$68.6
Equity-based Compensation. Equity-based compensation decreased $29.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $78.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease in equity-based compensation was primarily due to the timing of the last vesting of awards related to our initial public offering in 2012 in May 2018. This decrease is partially offset by the ongoing grants of deferred restricted common units to new and existing employees during 2018 and 2019.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $108.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $81.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 46% and 50% for the three and six months ended June 30, 2019, respectively, and 52% for both the three and six months ended June 30, 2018. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.

General, Administrative and Other Expenses. General, administrative and other expenses decreased $16.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $1.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Higher intangible asset amortization	$1.3	$2.5
Higher professional fees	7.2	20.0
Lower external fundraising costs	(28.5)	(33.7)
Foreign exchange and other changes	3.9	12.6
Total (decrease) increase in general, administrative and other expenses	$(16.1)	$1.4

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $17.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $15.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decreases are primarily due to lower interest expense on the consolidated CLOs.
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
Net Investment Gains of Consolidated Funds
For the three months ended June 30, 2019, net investment gains of Consolidated Funds were $9.2 million as compared to net investment gains of $12.9 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net investment losses of Consolidated Funds were $5.0 million as compared to net investment gains of $14.9 million for the six months ended June 30, 2018. For both the three and six months ended June 30, 2019 and 2018, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized gains (losses)	$(3.4)	$(1.6)	$(11.4)	$(4.3)
Net change in unrealized gains (losses)	20.5	(24.5)	29.6	(37.2)
Total gains (losses)	17.1	(26.1)	18.2	(41.5)
Gains (Losses) from liabilities of CLOs	(7.9)	39.0	(23.2)	56.4
Total net investment gains of Consolidated Funds	$9.2	$12.9	$(5.0)	$14.9

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $39.8 million for the three months ended June 30, 2019 as compared to net income of $16.7 million for the three months ended June 30, 2018. Net income attributable to non-controlling interests in consolidated entities was $35.3 million for the six months ended June 30, 2019 as compared to net income of $27.7 million for the six months ended June 30, 2018. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $148.2 million for the three months ended June 30, 2019 as compared to $63.5 million for the three months ended June 30, 2018. The net income attributable to The Carlyle Group L.P. common unitholders was $285.2 million for the six months ended June 30, 2019 as compared to $97.3 million for the six months ended June 30, 2018. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 32% and 30% as of June 30, 2019 and 2018, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income (loss) attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(11.5) million and $(4.7) million for the three months ended June 30, 2019 and 2018, respectively, and $(21.3) million and $(0.6) million for the six months ended June 30, 2019 and 2018, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and six months ended June 30, 2019 and 2018. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
	(Dollars in millions)
Total Segment Revenues	$550.7	$462.6	$1,001.6	$999.2
Total Segment Expenses	337.3	348.1	687.4	745.8
Distributable Earnings	$213.4	$114.5	$314.2	$253.4
(-) Realized Net Performance Revenues	20.8	49.6	27.8	152.7
(-) Realized Principal Investment Income	73.9	17.7	78.0	36.4
(+) Net Interest	14.0	10.6	27.6	21.7
(=) Fee Related Earnings	$132.7	$57.8	$236.0	$86.0
The following table sets forth our total segment revenues for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$414.5	$328.1	$796.1	$615.6
Portfolio advisory fees, net and other	5.3	5.6	10.8	15.3
Transaction fees, net	9.6	3.8	14.1	6.8
Total fund level fee revenues	429.4	337.5	821.0	637.7
Realized performance revenues	41.9	99.5	91.1	310.5
Realized principal investment income	73.9	17.7	78.0	36.4
Interest income	5.5	7.9	11.5	14.6
Total Segment Revenues	$550.7	$462.6	$1,001.6	$999.2

The following table sets forth our total segment expenses for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$207.1	$172.3	$409.4	$361.4
Realized performance revenue related compensation	21.1	49.9	63.3	157.8
Total compensation and benefits	228.2	222.2	472.7	519.2
General, administrative, and other indirect expenses	80.0	98.9	155.7	173.7
Depreciation and amortization expense	9.6	8.5	19.9	16.6
Interest expense	19.5	18.5	39.1	36.3
Total Segment Expenses	$337.3	$348.1	$687.4	$745.8
Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$542.0	$252.8	$1,012.3	$378.3
Adjustments:
Net unrealized performance revenues	(82.4)	(200.0)	(238.2)	(256.9)
Unrealized principal investment income	(234.9)	(7.6)	(473.5)	(18.5)
Adjusted unrealized principal investment income from investment in Fortitude Re	(40.1)	—	(67.1)	—
Equity-based compensation (1)	38.3	68.4	77.7	156.2
Acquisition related charges, including amortization of intangibles and impairment	15.4	9.2	27.4	13.8
Other non-operating expense	0.4	0.3	0.7	0.6
Tax expense associated with performance fee revenues	3.6	3.8	(2.5)	1.7
Net income attributable to non-controlling interests in consolidated entities	(39.8)	(16.7)	(35.3)	(27.7)
Severance and other adjustments	10.9	4.3	12.7	5.9
(=) Distributable Earnings	$213.4	$114.5	$314.2	$253.4
(-) Realized net performance revenues(2)	20.8	49.6	27.8	152.7
(-) Realized principal investment income(2)	73.9	17.7	78.0	36.4
(+) Net Interest	14.0	10.6	27.6	21.7
(=) Fee Related Earnings	$132.7	$57.8	$236.0	$86.0

(1)
Equity-based compensation for the three months ended June 30, 2019 includes $3.6 million which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.1 million related to units issued in conjunction with a previous acquisition. Equity-based compensation for the six months ended June 30, 2019 includes $7.6 million which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.1 million related to units issued in conjunction with a previous acquisition.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	247.6	(205.7)	41.9
Performance revenues related compensation expense	113.6	(92.5)	21.1
Net performance revenues	$134.0	$(113.2)	$20.8

Principal investment income (loss)	$342.0	$(268.1)	$73.9

	Six Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$596.7	$(505.6)	$91.1
Performance revenues related compensation expense	299.0	(235.7)	63.3
Net performance revenues	$297.7	$(269.9)	$27.8

Principal investment income (loss)	$643.8	$(565.8)	$78.0

	Three Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$425.1	$(325.6)	$99.5
Performance revenues related compensation expense	222.0	(172.1)	49.9
Net performance revenues	$203.1	$(153.5)	$49.6

Principal investment income (loss)	$78.2	$(60.5)	$17.7

	Six Months Ended June 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$733.2	$(422.7)	$310.5
Performance revenues related compensation expense	380.0	(222.2)	157.8
Net performance revenues	$353.2	$(200.5)	$152.7

Principal investment income (loss)	$132.3	$(95.9)	$36.4
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

Management and its affiliates that are excluded from the Non-GAAP results (see Note 4 to our unaudited condensed consolidated financial statements).
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$62.5	$39.5	$124.6	$126.3
Real Assets	134.6	51.9	152.7	85.1
Global Credit	8.8	14.6	23.0	24.8
Investment Solutions	7.5	8.5	13.9	17.2
Distributable Earnings	$213.4	$114.5	$314.2	$253.4
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.3	$148.0	$380.3	$262.1
Portfolio advisory fees, net and other	3.6	3.4	7.1	9.7
Transaction fees, net	7.4	3.6	7.7	3.9
Total fund level fee revenues	201.3	155.0	395.1	275.7
Realized performance revenues	11.2	52.0	34.6	240.0
Realized principal investment income	1.0	12.3	(1.3)	20.2
Interest income	1.2	2.5	2.4	4.5
Total revenues	214.7	221.8	430.8	540.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	90.5	197.8	187.7
Realized performance revenues related compensation	5.4	24.0	15.8	114.7
Total compensation and benefits	106.5	114.5	213.6	302.4
General, administrative, and other indirect expenses	33.3	56.5	67.4	89.4
Depreciation and amortization expense	4.5	4.2	9.4	8.2
Interest expense	7.9	7.1	15.8	14.1
Total expenses	152.2	182.3	306.2	414.1
Distributable Earnings	$62.5	$39.5	$124.6	$126.3
(-) Realized Net Performance Revenues	5.8	28.0	18.8	125.3
(-) Realized Principal Investment Income	1.0	12.3	(1.3)	20.2
(+) Net Interest	6.7	4.6	13.4	9.6
(=) Fee Related Earnings	$62.4	$3.8	$120.5	$(9.6)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Distributable Earnings
Distributable Earnings increased $23.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $1.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in distributable earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable earnings, June 30, 2018	$39.5	$126.3
Increases (decreases):
Increase in fee related earnings	58.6	130.1
Decrease in realized net performance revenues	(22.2)	(106.5)
Decrease in realized principal investment income	(11.3)	(21.5)
Increase in net interest	(2.1)	(3.8)
Total increase (decrease)	23.0	(1.7)
Distributable earnings, June 30, 2019	$62.5	$124.6
Realized Net Performance Revenues. Realized net performance revenues decreased $22.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to lower realizations in our Asia buyout funds.
Realized net performance revenues decreased $106.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to lower realizations in our Europe and Asia buyout funds. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
CP V	CBPF I	CAP III	CEP III
	CAP III	CP V	CAP III
	CP V		CBPF I
CAP II
Realized Principal Investment Income (Loss). Realized principal investment income was $1.0 million for the three months ended June 30, 2019 as compared to realized investment income of $12.3 million for the three months ended June 30, 2018. The decrease for the three months ended June 30, 2019 was primarily due to lower realized gains from our investments in U.S. buyout funds. Realized principal investment loss was $1.3 million for the six months ended June 30, 2019 as compared to realized principal investment income of $20.2 million for the six months ended June 30, 2018. The decrease was primarily due to lower realized gains from our investments in U.S. and Asia buyout funds and our U.S. financial services funds, as well as realized losses for the six months ended June 30, 2019 in our Europe buyout funds.

Fee Related Earnings
Fee related earnings increased $58.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $130.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in fee related earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee related earnings, June 30, 2018	$3.8	$(9.6)
Increases (decreases):
Increase in fee revenues	46.3	119.4
Increase in cash-based compensation and benefits	(10.6)	(10.1)
Decrease in general, administrative and other indirect expenses	23.2	22.0
All other changes	(0.3)	(1.2)
Total increase	58.6	130.1
Fee related earnings, June 30, 2019	$62.4	$120.5
Fee Revenues. Total fee revenues increased $46.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $119.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Higher fund management fees	$42.3	$118.2
Higher transaction fees	3.8	3.8
Higher (lower) portfolio advisory fees, net and other	0.2	(2.6)
Total increase in fee revenues	$46.3	$119.4
The increase in fund management fees for both the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”), as well as activation of management fees during the fourth quarter of 2018 on our fifth Europe buyout fund (“CEP V”). These increases were partially offset by lower fee rates and a lower basis for CP VI, CEP IV and CAP IV as they have exited the investment period.
The total weighted-average management fee rates as of June 30, 2019 and 2018 were 1.23% and 1.22%, respectively. Fee-earning assets under management were $60.5 billion and $56.3 billion as of June 30, 2019 and 2018, respectively, reflecting an increase of $4.2 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $10.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to an increase in projected year-end bonuses.
Cash-based compensation and benefits expense increased $10.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in headcount and an increase in projected year-end bonuses, partially offset by lower compensation costs related to fundraising activities of approximately $17.9 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $23.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to lower external costs associated with fundraising activities of approximately $28.4 million, partially offset by higher professional fees.
General, administrative and other indirect expenses decreased $22.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to lower external costs associated with fundraising activities of approximately $27.9 million, partially offset by higher professional fees.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2019	2018
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$36,539	$33,148
Fee-earning AUM based on invested capital	21,927	20,651
Fee-earning AUM based on lower of cost or fair value	2,052	2,511
Total Fee-earning AUM	$60,518	$56,310
Weighted Average Management Fee Rates (2)
All Funds	1.23%	1.22%
Funds in Investment Period	1.46%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$61,901	$35,293	$62,358	$35,584
Inflows, including Fee-paying Commitments (1)	250	23,619	578	23,836
Outflows, including Distributions (2)	(1,797)	(2,143)	(2,322)	(2,913)
Market Appreciation/(Depreciation) (3)	(7)	(8)	(26)	22
Foreign Exchange and other (4)	171	(451)	(70)	(219)
Balance, End of Period	$60,518	$56,310	$60,518	$56,310

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $60.5 billion at June 30, 2019, a decrease of $1.4 billion, or approximately 2%, compared to $61.9 billion at March 31, 2019. The decrease was driven by outflows of $1.8 billion primarily in our U.S. buyout funds. This was partially offset by inflows of $0.3 billion primarily from capital invested in CP VI and CGP, and $0.2 billion of foreign exchange gains from from the translation of our EUR- and JPY-denominated funds' AUM to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $60.5 billion at June 30, 2019, a decrease of $1.9 billion, or approximately 3.0%, compared to $62.4 billion at December 31, 2018. The decrease was driven by outflows of $2.3 billion primarily in our U.S. buyout funds. This was partially offset by inflows of $0.6 billion from new fee-earning commitments raised in CEP V and capital invested in CP VI and CGP.

Fee-earning AUM was $60.5 billion at June 30, 2019, an increase of $4.2 billion, or approximately 7%, compared to $56.3 billion at June 30, 2018. The increase was driven by inflows of $8.2 billion primarily related to new fee-earning commitments in CEP V. This was partially offset by outflows of $3.8 billion primarily due to the step-down of fees in CEP IV, as well as dispositions in CP VI, CP V, and other funds which charge fees based on invested equity.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$84,260	$80,759
New Commitments (1)	520	4,138
Outflows (2)	(1,462)	(2,251)
Market Appreciation/(Depreciation) (3)	566	1,765
Foreign Exchange Gain/(Loss) (4)	249	(80)
Other (5)	(271)	(469)
Balance, End of Period	$83,862	$83,862

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
Total AUM was $83.9 billion at June 30, 2019, a decrease of $0.4 billion, compared to $84.3 billion as of March 31, 2019. The decrease was driven by outflows of $1.5 billion primarily in our U.S. buyout and growth funds. This was partially offset by market appreciation of $0.6 billion due to overall segment appreciation of 1% for the period. The carry funds driving appreciation for the period included $0.1 billion attributable to CAP IV, $0.1 billion attributable to CAP V, and $0.1 billion attributable to CP V. New commitments during the period of $0.5 billion were driven by fundraising in CSEOF and CEP V.
Total AUM was $83.9 billion at June 30, 2019, an increase of $3.1 billion, compared to $80.8 billion as of December 31, 2018. The increase was driven by $4.1 billion of new commitments raised primarily in CETP IV, CGP II, and CEP V. Also driving the increase was market appreciation of $1.8 billion due to overall segment appreciation of 4% for the period. The carry funds driving appreciation for the period included $0.3 billion attributable to CP VI, $0.2 billion attributable to CAP IV, and $0.2 billion attributable to CAP V. The increase was partially offset by outflows of $2.3 billion primarily in our U.S. and Asia buyout funds.

Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2019					As of June 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	1995	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	2005	$7,850.0	$7,612.6	$18,026.3	2.4x	16%	13%	$7,612.6	$18,026.3	2.4x	16%
CP V	2007	$13,719.7	$13,190.9	$27,864.7	2.1x	18%	14%	$10,484.8	$26,154.5	2.5x	24%
CP VI	2014	$13,000.0	$12,830.7	$18,606.6	1.5x	15%	10%	$1,972.9	$4,919.2	2.5x	36%
CEP I	1998	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	2003	€1,805.4	€2,048.4	€4,128.2	2.0x	36%	20%	€1,883.8	€4,106.8	2.2x	43%
CEP III	2007	€5,294.9	€5,155.5	€11,602.9	2.3x	19%	14%	€4,533.6	€11,261.0	2.5x	21%
CEP IV	2014	€3,669.5	€3,693.9	€4,936.8	1.3x	16%	8%	€570.2	€634.0	1.1x	5%
CAP I	1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2006	$1,810.0	$1,628.2	$3,081.4	1.9x	11%	8%	$1,628.2	$3,081.4	1.9x	11%
CAP III	2008	$2,551.6	$2,543.2	$4,722.2	1.9x	17%	11%	$2,071.8	$4,343.6	2.1x	20%
CAP IV	2014	$3,880.4	$3,959.4	$5,396.0	1.4x	13%	8%	$589.1	$1,080.5	1.8x	21%
CJP I	2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	2006	¥165,600.0	¥141,866.7	¥207,821.1	1.5x	7%	4%	¥134,666.7	¥203,831.2	1.5x	7%
CGFSP I	2008	$1,100.2	$1,080.7	$2,481.1	2.3x	20%	14%	$1,080.7	$2,481.1	2.3x	20%
CGFSP II	2013	$1,000.0	$942.7	$1,523.4	1.6x	21%	14%	$317.3	$605.1	1.9x	30%
CEOF I	2011	$1,119.1	$1,173.1	$1,783.0	1.5x	13%	9%	$346.9	$850.9	2.5x	38%
CETP II	2008	€521.6	€437.4	€1,282.9	2.9x	28%	19%	€393.0	€1,220.5	3.1x	29%
CAGP IV	2008	$1,041.4	$954.1	$1,313.5	1.4x	8%	4%	$589.8	$1,010.4	1.7x	13%
All Other Funds (9)	Various		$5,657.9	$8,685.3	1.5x	16%	6%	$4,105.2	$6,543.2	1.6x	17%
Coinvestment and SMA's (10)	Various		$11,118.0	$24,611.5	2.2x	36%	33%	$7,346.5	$21,046.2	2.9x	36%
Total Fully Invested Funds			$84,458.1	$165,401.2	2.0x	26%	18%	$55,353.5	$132,040.2	2.4x	27%
Funds in the Investment Period (6)
CP VII	2018	$18,510.0	$6,571.8	$6,569.6	1.0x	NM	NM
CEP V	2018	€6,317.8	€891.2	€897.1	1.0x	NM	NM
CAP V	2018	$6,554.2	$1,144.8	$1,310.4	1.1x	NM	NM
CGP	2015	$3,588.0	$2,838.8	$3,283.2	1.2x	7%	5%
CJP III	2013	¥119,505.1	¥92,713.5	¥181,688.1	2.0x	28%	18%
CEOF II	2015	$2,400.0	$1,630.8	$1,820.9	1.1x	NM	NM
CGFSP III	2018	$1,004.6	$250.0	$300.3	1.2x	NM	NM
CETP III	2014	€656.6	€522.5	€1,005.2	1.9x	38%	23%
All Other Funds (11)	Various		$179.7	$257.3	1.4x	NM	NM
Coinvestment and SMA's (10)	Various		$3,287.9	$3,686.2	1.1x	NM	NM
Total Funds in the Investment Period			$18,369.2	$21,073.0	1.1x	15%	6%	$420.4	$1,263.7	3.0x	46%
TOTAL CORPORATE PRIVATE EQUITY (13)			$102,827.4	$186,474.2	1.8x	26%	18%	$55,773.9	$133,303.8	2.4x	27%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, CPF I, Mexico, CBPF, CCI, CSSAF, and MENA.

(10)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(11)	Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CAGP V (May 2016), and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2019
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$12,824.7	1.2x	1.5x	99%	X		100%	Jun-13	25	May-18
CP VII	$6,566.1	1.0x	1.0x	36%			100%	May-18	5	May-24
CEP IV	€4,049.5	1.5x	1.3x	101%	X		100%	Sep-14	20	Aug-19
CAP IV	$3,903.9	1.3x	1.4x	102%	X		100%	Jul-13	24	Nov-18
CGP	$3,105.9	1.1x	1.2x	79%	X		100%	Jan-15	18	Dec-20
CP V	$2,025.5	0.7x	2.1x	96%	X	X	100%	Jun-07	49	May-13
CEOF II	$1,680.2	1.1x	1.1x	68%			80%	Nov-15	15	Mar-21
CAP V	$1,320.4	1.1x	1.1x	17%			100%	Jun-18	5	Jun-24
CJP III	¥125,875.2	1.7x	2.0x	78%	X		100%	Sep-13	24	Feb-20
CEP V	€906.0	1.0x	1.0x	14%			100%	Oct-18	3	Oct-24
CGFSP II	$811.6	1.4x	1.6x	94%	X		100%	Jun-13	25	Dec-17
CETP III	€670.9	1.5x	1.9x	80%	X	X	100%	Jul-14	20	May-20
CEP III	€620.8	1.0x	2.3x	97%	X	X	100%	Jul-07	48	Dec-12
CEOF I	$669.7	1.1x	1.5x	105%	X		80%	Sep-11	32	May-17
CAP III	$318.0	0.8x	1.9x	100%	X	X	100%	Jun-08	45	May-14
CGFSP III	$298.5	1.2x	1.2x	25%			100%	May-18	5	Dec-23
CP IV	$256.4	2.7x	2.4x	97%	X	X	80%	Apr-05	57	Dec-10
CAGP IV	$237.4	0.7x	1.4x	92%			100%	Aug-08	44	Jun-14
All Other Funds (8)	$2,449.1	1.2x	2.1x		NM	NM
Coinvestment and SMA's (9)	$6,675.2	1.0x	2.0x		NM	NM
Total Corporate Private Equity (10)	$51,406.1	1.1x	1.8x

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

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$105.8	$78.7	$183.2	$153.1
Portfolio advisory fees, net and other	0.5	1.1	1.4	2.6
Transaction fees, net	—	0.1	2.4	2.8
Total fund level fee revenues	106.3	79.9	187.0	158.5
Realized performance revenues	24.6	33.6	29.5	41.4
Realized principal investment income	70.1	3.1	71.7	11.3
Interest income	0.7	1.2	1.2	2.1
Total revenues	201.7	117.8	289.4	213.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	34.0	29.3	69.8	64.0
Realized performance revenues related compensation	11.2	15.0	23.2	19.0
Total compensation and benefits	45.2	44.3	93.0	83.0
General, administrative, and other indirect expenses	17.0	15.9	33.8	34.0
Depreciation and amortization expense	1.8	1.6	3.7	3.2
Interest expense	3.1	4.1	6.2	8.0
Total expenses	67.1	65.9	136.7	128.2
(=) Distributable Earnings	$134.6	$51.9	$152.7	$85.1
(-) Realized Net Performance Revenues	13.4	18.6	6.3	22.4
(-) Realized Principal Investment Income	70.1	3.1	71.7	11.3
(+) Net Interest	2.4	2.9	5.0	5.9
(=) Fee Related Earnings	$53.5	$33.1	$79.7	$57.3

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Distributable Earnings
Distributable earnings increased $82.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $67.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in distributable earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Distributable earnings, June 30, 2018	$51.9	$85.1
Increases (decreases):
Increase in fee related earnings	20.4	22.4
Decrease in realized net performance revenues	(5.2)	(16.1)
Increase in realized principal investment income	67.0	60.4
Decrease in net interest	0.5	0.9
Total increase	82.7	67.6
Distributable earnings, June 30, 2019	$134.6	$152.7
Realized Net Performance Revenues. Realized net performance revenues decreased $5.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to realizations in our Asia real estate funds in the three months ended June 30, 2018.
Realized net performance revenues decreased $16.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the $19.9 million realized giveback on Riverstone Legacy Energy Fund IV in the three months ended March 31, 2019 and realizations in our Asia real estate funds in the three months ended June 30, 2018, partially offset by higher realizations in our U.S. real estate funds and our power opportunities fund. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
CRP VII	CRP VII	Energy IV (clawback)	CRP VII
	CAREP - External Coinvestment	CRP VII	CAREP - External Coinvestment
CPI
CPOCP
Realized Principal Investment Income. Realized principal investment income increased $67.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $60.4 million for the the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily related to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund, which reversed a portion of an investment loss recognized in 2015. See Note 7 of our unaudited condensed consolidated financial statements for more information on this matter.

Fee Related Earnings
Fee related earnings increased $20.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $22.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in fee related earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee related earnings, June 30, 2018	$33.1	$57.3
Increases (decreases):
Increase in fee revenues	26.4	28.5
Increase in cash-based compensation and benefits	(4.7)	(5.8)
(Increase) decrease in general, administrative and other indirect expenses	(1.1)	0.2
All other changes	(0.2)	(0.5)
Total increase	20.4	22.4
Fee related earnings, June 30, 2019	$53.5	$79.7
Fee Revenues. Fee revenues increase $26.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $28.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 v. 2018
	(Dollars in millions)
Higher fund management fees	$27.1	$30.1
Lower transaction fees	(0.1)	(0.4)
Lower portfolio advisory fees, net and other	(0.6)	(1.2)
Total increase in fee revenues	$26.4	$28.5
The increase in fund management fees for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily reflects the increased management fees from CGI. Management fees also included $25.9 million in catch-up management fees mainly from subsequent closes in 2019 for CGI and NGP XII during the three months ended June 30, 2019 as compared to $8.4 million in catch-up management fees earned during the three months ended June 30, 2018.
The increase in fund management fees for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily reflects the increased management fees from CGI, CIEP II and NGP XII, partially offset by lower management fees from CEREP III and CRP VII. Management fees also included $26.7 million in catch-up management fees mainly from subsequent closes in 2019 for CGI and NGP XII during the six months ended June 30, 2019 as compared to approximately $10.3 million in catch-up management fees earned during the six months ended June 30, 2018.
The weighted average management fee rate for funds in the investment period decreased to 1.28% at June 30, 2019 from 1.32% at June 30, 2018 due to new funds raised with lower management fee rates primarily in NGP XII and fee-paying capital invested in CPI which also has a lower rate, offset by funds raised over the past year with higher management fee rates, primarily in CIEP II and CGI. The total weighted average management fee rate was 1.22% at June 30, 2019, a slight decrease from 1.23% at June 30, 2018.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in higher projected year-end bonuses.
Cash based compensation and benefits expense increased $5.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to higher projected year-end bonuses, partially offset by a decrease in compensation costs related to fundraising activities of approximately $3.0 million.
General, administrative and other indirect expenses. General, administrative and other indirect expense increased $1.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to the increased external costs associated with fundraising activities of approximately $1.5 million recorded in the three months ended June 30, 2019.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2019	2018
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$15,338	$12,780
Fee-earning AUM based on invested capital (2)	15,663	17,276
Fee-earning AUM based on net asset value	1,832	1,109
Fee-earning AUM based on lower of cost or fair value and other (3)	364	376
Total Fee-earning AUM (4)	$33,197	$31,541
Weighted Average Management Fee Rates (5)
All Funds	1.22%	1.23%
Funds in Investment Period	1.28%	1.32%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2019, the Legacy Energy Funds had, in the aggregate, approximately $3.4 billion in AUM and $3.1 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of June 30, 2019, the NGP Energy Funds had, in the aggregate, approximately $13.6 billion in AUM and $11.7 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$32,908	$32,134	$32,977	$31,599
Inflows, including Fee-paying Commitments (1)	2,756	637	3,146	1,645
Outflows, including Distributions (2)	(2,314)	(1,171)	(2,867)	(1,605)
Market Appreciation/(Depreciation) (3)	31	19	59	47
Foreign Exchange and other (4)	(184)	(78)	(118)	(145)
Balance, End of Period	$33,197	$31,541	$33,197	$31,541

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period, changes in fee basis for our carry funds where the investment period has expired, and redemptions in our open-ended products.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.2 billion at June 30, 2019, an increase of $0.3 billion compared to $32.9 billion at March 31, 2019. The increase was driven by inflows of $2.8 billion primarily related to new fee-paying commitments in CIEP II and CGI, and new limited partner capital invested in CPI. This was partially offset by outflows of $2.3 billion primarily in our NGP Predecessor Funds and CIEP I. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $33.2 billion at June 30, 2019, an increase of $0.2 billion compared to $33.0 billion at December 31, 2018. The increase was driven by inflows of $3.1 billion primarily related to new fee-paying commitments in CGI, the activation of management fees in CIEP II, and new limited partner capital invested in CPI. This was partially offset by outflows of $2.9 billion primarily in our NGP Predecessor Funds and CIEP I.
Fee-earning AUM was $33.2 billion at June 30, 2019, an increase of $1.7 billion, or approximately 5%, compared to $31.5 billion at June 30, 2018. This increase was driven by inflows of $5.9 billion, primarily related to new fee-paying commitments in NGP XII, CIEP II, and CGI, as well as new limited partner invested capital in CPI. The increase was partially offset by outflows of $4.1 billion primarily related to distribution activity in the NGP Predecessor Funds and U.S. real estate funds, as well as other funds outside the original investment period.
Fee-earning AUM was $31.5 billion at June 30, 2018, a decrease of $0.6 billion, or approximately 2%, compared to $32.1 billion at March 31, 2018. The decrease was driven by outflows of $1.2 billion, primarily related to distribution and step-down activity in our U.S. real estate and Legacy Energy Funds. Partially offsetting the decrease were inflows of $0.6 billion primarily related to new fee-paying commitments in NGP XII and CGI, and new limited partner capital invested in CPI.
Fee-earning AUM was $31.5 billion at June 30, 2018, a decrease of $0.1 billion compared to $31.6 billion at December 31, 2017. The slight decrease was driven by outflows of $1.6 billion primarily related to distribution and step-down activity in the U.S. real estate funds, Europe real estate funds, and Legacy Energy Funds. This was largely offset by inflows of $1.6 billion primarily due to new fee-paying commitments in CGI, NGP XII, and CRP VIII, and new limited partner capital invested in CPI.

Total AUM as of and for the Three and Six Months Ended June 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$46,175	$45,640
New Commitments (1)	1,562	2,114
Outflows (2)	(868)	(1,408)
Market Appreciation/(Depreciation) (3)	123	741
Foreign Exchange Gain/(Loss) (4)	2	(13)
Other (5)	(193)	(273)
Balance, End of Period	$46,801	$46,801

(1)
New Commitments reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds and related co-investment vehicles, NGP Predecessor Funds and separately managed accounts, and redemptions in our open-ended funds.

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
Total AUM was $46.8 billion at June 30, 2019, an increase of $0.6 billion, or approximately 1%, compared to $46.2 billion at March 31, 2019. The increase was driven by new commitments of $1.6 billion primarily from fundraising in CGI and NGP XII, as well as market appreciation of $0.1 billion. Carry fund market appreciation of 0% was driven by $0.2 billion attributable to CRP V, $0.1 billion attributable to CRP VII, and $0.1 billion attributable to CIEP . This was partially offset by outflows of $0.9 billion primarily related to distributions in Energy IV and our US real estate funds.
Total AUM was $46.8 billion at June 30, 2019, an increase of $1.2 billion, or approximately 3%, compared to $45.6 billion at December 31, 2018. The increase was driven by new commitments of $2.1 billion primarily from fundraising in CGI, CIEP II, and NGP XII, as well as market appreciation of $0.7 billion. Carry fund market appreciation of 3% was driven by $0.4 billion attributable to CRP V, $0.2 billion attributable to CRP VII, and $0.2 billion attributable to CIEP I . This was partially offset by outflows of $1.4 billion primarily related to distributions in Energy IV, the NGP Energy Funds, and our US real estate funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2019, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2019					As of June 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	2000	$564.1	$522.5	$1,873.0	3.6x	44%	30%	$522.5	$1,873.0	3.6x	44%
CRP IV	2004	$950.0	$1,260.1	$2,006.1	1.6x	7%	4%	$1,203.0	$1,976.1	1.6x	7%
CRP V	2006	$3,000.0	$3,370.3	$5,890.1	1.7x	13%	9%	$3,143.0	$5,244.4	1.7x	12%
CRP VI	2010	$2,340.0	$2,164.6	$3,962.5	1.8x	28%	19%	$1,671.6	$3,379.5	2.0x	33%
CRP VII	2014	$4,161.6	$3,619.1	$5,593.4	1.5x	21%	14%	$1,197.9	$2,221.6	1.9x	29%
CEREP I	2002	€426.6	€517.0	€698.6	1.4x	0.14	7%	€517.0	€698.6	1.4x	0.14
CEREP II	2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	2007	€2,229.5	€2,052.6	€2,477.6	1.2x	4%	1%	€1,911.5	€2,381.9	1.2x	5%
CIP	2006	$1,143.7	$1,069.8	$1,427.5	1.3x	6%	3%	$1,069.8	$1,427.5	1.3x	6%
CIEP I	2013	$2,500.0	$1,854.8	$3,037.9	1.6x	29%	16%	$501.8	$864.8	1.7x	25%
NGP X	2012	$3,586.0	$3,294.6	$3,861.2	1.2x	5%	2%	$1,512.3	$2,595.3	1.7x	23%
NGP XI	2014	$5,325.0	$4,608.6	$6,236.4	1.4x	15%	10%	$385.3	$575.6	1.5x	41%
Energy II	2002	$1,100.0	$1,334.8	$3,130.0	2.3x	81%	55%	$1,334.8	$3,130.0	2.3x	81%
Energy III	2005	$3,800.0	$3,569.7	$5,515.8	1.5x	10%	6%	$3,152.1	$5,044.8	1.6x	12%
Energy IV	2007	$5,979.1	$6,367.8	$8,014.8	1.3x	7%	4%	$5,606.0	$7,297.0	1.3x	9%
Renew II	2008	$3,417.5	$2,833.5	$4,218.1	1.5x	8%	5%	$2,137.9	$2,981.1	1.4x	8%
All Other Funds (9)	Various		$3,311.7	$3,546.8	1.1x	3%	Neg	$2,744.1	$3,096.6	1.1x	5%
Coinvestment and SMA's (10)	Various		$5,908.4	$10,387.6	1.8x	17%	13%	$4,584.2	$8,004.6	1.7x	20%
Total Fully Invested Funds			$48,956.5	$72,455.0	1.5x	12%	7%	$34,464.3	$53,361.7	1.5x	14%
Funds in the Investment Period(6)
CRP VIII	2017	$5,505.1	$1,449.3	$1,543.6	1.1x	NM	NM
NGP XII	2017	$4,277.6	$1,222.3	$1,309.9	1.1x	NM	NM
CPP II	2014	$1,526.7	$1,096.4	$1,336.5	1.2x	13%	5%
CPI	2016	$2,212.9	$2,021.4	$2,335.0	1.2x	12%	9%
CGI	2018	$2,201.4	$90.9	$90.9	1.0x	NM	NM
All Other Funds (11)	Various		$246.1	$258.9	1.1x	NM	NM
Coinvestment and SMA's (10)	Various		$569.0	$660.7	1.2x	NM	NM
Total Funds in the Investment Period			$6,695.5	$7,535.6	1.1x	11%	2%	$19.3	$43.6	2.3x	NM
TOTAL Real Assets(13)			$55,651.9	$79,990.6	1.4x	12%	7%	$34,483.5	$53,405.3	1.5x	14%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, NGP GAP, Energy I, and Renew I.

(10)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(11)	Aggregate includes CCR and CER. Return is considered not meaningful, as the investment period commenced in October 2016 for CCR and December 2017 for CER.

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2019
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$5,160.3	1.3x	1.4x	87%	X		80%	Feb-15	18	Oct-19
CRP VII	$3,279.0	1.4x	1.5x	87%	X	X	80%	Jun-14	21	Mar-19
CIEP I	$2,358.5	1.6x	1.6x	74%	X		80%	Oct-13	23	Sep-19
CPI	$2,096.2	1.0x	1.2x	n/a	X	X	50%	May-16	13	n/a
CRP VIII	$1,542.3	1.1x	1.1x	26%			80%	Aug-17	8	May-22
Renew II	$1,459.8	0.7x	1.5x	83%	(X)		80%	Mar-08	46	May-14
Energy IV	$1,433.4	0.8x	1.3x	107%		(X)	80%	Feb-08	46	Dec-13
NGP XII	$1,309.9	1.1x	1.1x	29%			80%	Nov-17	7	Oct-19
CRP V	$1,296.0	3.4x	1.7x	112%	X		50%	Nov-06	51	Nov-11
NGP X	$1,157.4	0.8x	1.2x	92%			80%	Jan-12	30	May-17
CPP II	$1,053.7	1.2x	1.2x	72%			80%	Sep-14	20	Apr-21
CRP VI	$462.8	1.2x	1.8x	93%	X	X	50%	Mar-11	34	Mar-16
CRP IV	$342.1	3.5x	1.6x	133%			50%	Jan-05	58	Dec-09
CRP III	$335.9	141.9x	3.6x	93%	X	X	50%	Mar-01	74	May-05
Energy III	$267.4	0.6x	1.5x	94%			80%	Nov-05	55	Oct-11
CEREP III	€116.5	0.9x	1.2x	92%			67%	Jun-07	49	May-11
All Other Funds (8)	$760.9	0.9x	1.2x		NM	NM
Coinvestment and SMA's (9)	$2,870.9	1.3x	1.7x		NM	NM
Total Real Assets (10)	$27,318.8	1.2x	1.4x

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$79.2	$59.8	$154.0	$118.5
Portfolio advisory fees, net and other	1.2	1.0	2.3	2.7
Transaction fees, net	2.2	0.1	4.0	0.1
Total fund level fee revenues	82.6	60.9	160.3	121.3
Realized performance revenues	0.1	4.7	0.1	5.8
Realized principal investment income	1.4	2.4	6.0	4.9
Interest income	3.4	3.9	7.2	7.2
Total revenues	87.5	71.9	173.6	139.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	49.5	30.5	96.1	64.5
Realized performance revenues related compensation	—	2.1	—	2.7
Total compensation and benefits	49.5	32.6	96.1	67.2
General, administrative, and other indirect expenses	20.5	17.3	37.0	33.1
Depreciation and amortization expense	2.0	1.6	4.1	3.0
Interest expense	6.7	5.8	13.4	11.1
Total expenses	78.7	57.3	150.6	114.4
(=) Distributable Earnings	$8.8	$14.6	$23.0	$24.8
(-) Realized Net Performance Revenues	0.1	2.6	0.1	3.1
(-) Realized Principal Investment Income	1.4	2.4	6.0	4.9
(+) Net Interest	3.3	1.9	6.2	3.9
(=) Fee Related Earnings	$10.6	$11.5	$23.1	$20.7

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Distributable Earnings
Distributable earnings decreased $5.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $1.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in distributable earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable earnings, June 30, 2018	$14.6	$24.8
Increases (decreases):
(Decrease) increase in fee related earnings	(0.9)	2.4
Decrease in realized net performance revenues	(2.5)	(3.0)
(Decrease) increase in realized principal investment income	(1.0)	1.1
Increase in net interest	(1.4)	(2.3)
Total decrease	(5.8)	(1.8)
Distributable earnings, June 30, 2019	$8.8	$23.0
Realized Net Performance Revenues. Realized net performance revenues decreased $2.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $3.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The majority of realized net performance revenues was generated by our distressed debt carry funds during the three and six months ended June 30, 2018.
Realized Principal Investment Income. Realized principal investment income decreased $1.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to lower realizations on investments in our carry funds.
Realized principal investment income increased $1.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to higher realizations on investments in our carry and structured credit funds.
Fee Related Earnings
Fee related earnings decreased $0.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $2.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in fee related earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee related earnings, June 30, 2018	$11.5	$20.7
Increases (decreases):
Increase in fee revenues	21.7	39.0
Increase in cash-based compensation and benefits	(19.0)	(31.6)
Increase in general, administrative and other indirect expenses	(3.2)	(3.9)
All other changes	(0.4)	(1.1)
Total (decrease) increase	(0.9)	2.4
Fee related earnings, June 30, 2019	$10.6	$23.1
Fee Revenues. Fee revenues increased $21.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $39.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increases were primarily driven by management fees from Carlyle Aviation Partners, which was acquired in December 2018, management fees from CLOs that originated in 2018, as well as increased management fees from our direct lending platform.
The weighted average management fee rate on our carry funds decreased from 1.35% at June 30, 2018 to 1.22% at June 30, 2019. The rate decrease was primarily due to the acquisition of new Aviation funds with lower fee rates.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $19.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased $31.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase of cash-based compensation and benefits expense for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were primarily due to the Carlyle Aviation Partners acquisition, as well as increased headcount and higher projected year-end bonuses.
We expect that as we add new talent to our growing Global Credit business, our cash-based compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $3.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to higher office expenses and higher negative foreign currency adjustments.
General, administrative and other indirect expenses increased $3.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to higher professional fees and office expenses, partially offset by lower external costs associated with fundraising activities.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2019	2018
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,727	$5,026
Fee-earning AUM based on invested capital	3,867	1,522
Fee-earning AUM based on collateral balances, at par	23,970	20,046
Fee-earning AUM based on net asset value	1,185	126
Fee-earning AUM based on other (2)	2,153	2,075
Total Fee-earning AUM	$35,902	$28,795
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.22%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,544	$27,830	$35,152	$27,262
Inflows, including Fee-paying Commitments (1)	372	1,705	1,696	2,557
Outflows, including Distributions (2)	(1,555)	(494)	(1,625)	(902)
Market Appreciation/(Depreciation) (3)	31	—	26	(1)
Foreign Exchange and other (4)	510	(246)	653	(121)
Balance, End of Period	$35,902	$28,795	$35,902	$28,795

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds and CLO’s, gross subscriptions in our open-ended funds, as well as capital invested by our carry funds outside the investment period.

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

Fee-earning AUM was $35.9 billion at June 30, 2019, a decrease of $0.6 billion, or approximately 2%, compared to $36.5 billion at March 31, 2019. The decrease was driven by outflows of $1.6 billion primarily due to a fee-basis stepdown in CEMOF II. This was partially offset by foreign exchange and other activity of $0.5 billion primarily due to the onboarding of a new Aviation securitization vehicle and inflows of $0.4 billion primarily related to purchases in various funds with fees based on invested capital. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $35.9 billion at June 30, 2019, an increase of $0.7 billion, or approximately 2%, compared to $35.2 billion at December 31, 2018. The increase was driven by inflows of $1.7 billion primarily related to the closing of our latest U.S. and Europe CLOs, as well as purchases in CCOF. Also driving the increase was $0.7 billion of foreign exchange and other activity primarily due to the onboarding of a new Aviation securitization vehicle. This was partially offset by $1.6 billion of outflows primarily due to a fee-basis stepdown in CEMOF II.
Fee-earning AUM was $35.9 billion at June 30, 2019, an increase of $7.1 billion, or approximately 25%, compared to $28.8 billion at June 30, 2018. The increase was driven by inflows of $4.2 billion primarily related to the raising of additional U.S. and Europe CLOs, as well as purchases in CCOF and CSC. Also driving the increase was $4.1 billion of acquisition activity related to our December 2018 acquisition of Carlyle Aviation Partners. This was partially offset by outflows of $2.0 billion primarily due to a fee-basis stepdown in CEMOF II.
Fee-earning AUM was $28.8 billion at June 30, 2018, an increase of $1.0 billion, or approximately 4%, compared to $27.8 billion at March 31, 2018. The difference was driven by inflows of $1.7 billion primarily related to new CLO capital raised. This was partially offset by $0.5 billion of outflows. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $28.8 billion at June 30, 2018, an increase of $1.5 billion, or approximately 6%, compared to $27.3 billion at December 31, 2017. The increase was driven by inflows of $2.6 billion primarily from new CLO capital raised and purchases in CCOF and CSC. This was partially offset by outflows of $0.9 billion primarily due to run-off of CLO collateral balances.

Total AUM as of and for the Three and Six Months Ended June 30, 2019.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$45,644	$44,417
New Commitments (1)	989	2,539
Outflows (2)	(176)	(712)
Market Appreciation/(Depreciation) (3)	106	349
Foreign Exchange Gain/(Loss) (4)	92	(55)
Other (5)	(86)	31
Balance, End of Period	$46,569	$46,569

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
Total AUM was $46.6 billion at June 30, 2019, an increase of $1.0 billion, or approximately 2%, compared to $45.6 billion at March 31, 2019. The increase was driven by new commitments of $1.0 billion primarily in CCOF. This increase was partially offset by outflows of $0.2 billion primarily to distributions in SASOF III and runoff of our CLO collateral balances.
Total AUM was $46.6 billion at June 30, 2019, an increase of $2.2 billion, or approximately 5%, compared to $44.4 billion at December 31, 2018. The increase was driven by new commitments of $2.5 billion primarily in CCOF and our CLO’s. This increase was partially offset by outflows of $0.7 billion primarily related to runoff of our CLO collateral balances and distributions in SASOF III.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2019, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of June 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	2007	$1,352.3	$1,352.3	$2,490.4	1.8x	17%	11%
CSP III	2011	$702.8	$702.8	$1,152.6	1.6x	27%	17%
CEMOF I	2011	$1,382.5	$1,602.4	$1,341.6	0.8x	Neg	Neg
All Other Funds (8)	Various		$2,321.3	$3,462.8	1.5x	14%	9%
Coinvestment and SMA's (9)	Various		$493.2	$373.3	0.8x	NM	NM
Total Fully Invested Funds			$6,471.9	$8,820.7	1.4x	12%	6%
Funds in the Investment Period (7)
CSP IV	2016	$2,500.0	$1,084.1	$1,334.3	1.2x	NM	NM
CEMOF II	2015	$2,819.2	$1,556.8	$1,718.3	1.1x	NM	NM
CCOF	2017	$2,370.4	$714.1	$771.3	1.1x	NM	NM
All Other Funds	Various		$1,081.4	$1,213.4	1.1x	NM	NM
Coinvestment and SMA's (9)	Various		$576.0	$693.3	1.2x	NM	NM
Total Funds in the Investment Period			$5,012.4	$5,730.5	1.1x	NM	NM
TOTAL Global Credit			$11,484.3	$14,551.2	1.3x	12%	6%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2019
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$1,518.0	1.0x	1.1x	55%			100%	Dec-15	15	Feb-20
CSP IV	$832.8	1.1x	1.2x	43%	X		100%	Feb-17	10	Dec-20
CCOF	$682.9	1.0x	1.1x	30%	X		100%	Oct-17	7	Jun-22
CEMOF I	$605.7	0.4x	0.8x	116%			100%	Dec-10	35	Dec-15
CSP III	$303.9	1.1x	1.6x	100%	X	X	80%	Dec-11	31	Aug-15
All Other Funds (8)	$1,117.3	1.4x	1.5x		NM	NM
Coinvestment and SMA's (9)	$829.1	0.7x	1.0x		NM	NM
Total Global Credit	$5,889.8	0.9x	1.3x

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

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$39.2	$41.6	$78.6	$81.9
Portfolio advisory fees, net and other	—	0.1	—	0.3
Total fund level fee revenues	39.2	41.7	78.6	82.2
Realized performance revenues	6.0	9.2	26.9	23.3
Realized principal investment income	1.4	(0.1)	1.6	—
Interest income	0.2	0.3	0.7	0.8
Total revenues	46.8	51.1	107.8	106.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	22.5	22.0	45.7	45.2
Realized performance revenues related compensation	4.5	8.8	24.3	21.4
Total compensation and benefits	27.0	30.8	70.0	66.6
General, administrative, and other indirect expenses	9.2	9.2	17.5	17.2
Depreciation and amortization expense	1.3	1.1	2.7	2.2
Interest expense	1.8	1.5	3.7	3.1
Total expenses	39.3	42.6	93.9	89.1
(=) Distributable Earnings	$7.5	$8.5	$13.9	$17.2
(-) Realized Net Performance Revenues	1.5	0.4	2.6	1.9
(-) Realized Principal Investment Income	1.4	(0.1)	1.6	—
(+) Net Interest	1.6	1.2	3.0	2.3
(=) Fee Related Earnings	$6.2	$9.4	$12.7	$17.6

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Distributable Earnings
Distributable earnings decreased $1.0 million for three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $3.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in distributable earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable earnings, June 30, 2018	$8.5	$17.2
Increases (decreases):
Decrease in fee related earnings	(3.2)	(4.9)
Increase in realized net performance revenues	1.1	0.7
Increase in realized principal investment income	1.5	1.6
Increase in net interest	(0.4)	(0.7)
Total decrease	(1.0)	(3.3)
Distributable earnings, June 30, 2019	$7.5	$13.9
Realized net performance revenues were $1.5 million and $2.6 million for the three and six months ended June 30, 2019, respectively. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
Fee Related Earnings
Fee related earnings decreased $3.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $4.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following table provides the components of the changes in fee related earnings for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee related earnings, June 30, 2018	$9.4	$17.6
Increases (decreases):
Decrease in fee revenues	(2.5)	(3.6)
Increase in cash-based compensation and benefits	(0.5)	(0.5)
Increase in general, administrative and other indirect expenses	—	(0.3)
All other changes	(0.2)	(0.5)
Total decrease	(3.2)	(4.9)
Fee related earnings, June 30, 2019	$6.2	$12.7
Fee Revenues. Total fee revenues decreased $2.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased $3.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to decreased management fees from our private equity fund vehicles and lower catch-up management fees on our real estate fund-of-fund vehicles.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $0.5 million for both the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily due to an increase in projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to increased professional fees, partially offset by lower external costs associated with fundraising activities.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2019	2018
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,030	$10,869
Fee-earning AUM based on invested capital (2)	1,805	1,661
Fee-earning AUM based on net asset value	782	993
Fee-earning AUM based on lower of cost or fair market value	14,208	16,308
Total Fee-earning AUM	$28,825	$29,831

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,670	$30,514	$29,065	$30,150
Inflows, including Fee-paying Commitments (1)	961	1,604	2,150	2,730
Outflows, including Distributions (2)	(1,086)	(1,096)	(2,206)	(2,326)
Market Appreciation/(Depreciation) (3)	73	2	3	(90)
Foreign Exchange and other (4)	207	(1,193)	(187)	(633)
Balance, End of Period	$28,825	$29,831	$28,825	$29,831

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $28.8 billion at June 30, 2019, an increase of $0.1 billion compared to $28.7 billion at March 31, 2019. This was driven by inflows, including fee-paying commitments, of $1.0 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles, as well as $0.2 billion of foreign exchange gains from the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by outflows, including distributions, of $1.1 billion which were primarily attributable to our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $28.8 billion at June 30, 2019, a decrease of $0.3 billion, or approximately 1%, compared to $29.1 billion at December 31, 2018. The decrease was driven by outflows, including distributions, of $2.2 billion primarily in our

AlpInvest carry funds and $0.2 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $2.2 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
Fee-earning AUM was $28.8 billion at June 30, 2019, a decrease of $1.0 billion, or approximately 3%, compared to $29.8 billion at June 30, 2018. The decrease was driven by outflows, including distributions, of $4.9 billion primarily in our AlpInvest carry funds and $0.6 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $4.5 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,421	$45,654
New Commitments (1)	415	1,608
Outflows (2)	(1,917)	(3,904)
Market Appreciation/(Depreciation) (3)	1,253	2,554
Foreign Exchange Gain/(Loss) (4)	385	(265)
Other (5)	(131)	(221)
Balance, End of Period	$45,426	$45,426

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles and separately managed accounts. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2019) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2019.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses other changes in AUM.
Total AUM was $45.4 billion at June 30, 2019, which was flat compared to March 31, 2019. This slight increase was driven by $1.3 billion of market appreciation primarily in our AlpInvest carry funds, $0.4 billion of new commitments raised in our AlpInvest and MRE carry funds, and $0.4 billion of foreign exchange gains from the translation of our AlpInvest AUM from EUR to USD. This was largely offset by $1.9 billion of outflows primarily related to distributions in our AlpInvest carry funds.
Total AUM was $45.4 billion at June 30, 2019, a decrease of $0.3 billion, or approximately 1%, compared to $45.7 billion at December 31, 2018. This decrease was driven by $3.9 billion of outflows primarily related to distributions in our AlpInvest carry funds, as well as $0.3 billion of foreign exchange losses related to the translation of our AlpInvest AUM from EUR to USD. This was largely offset by $2.6 billion of market appreciation primarily in our AlpInvest carry funds and $1.6 billion of new commitments raised in our AlpInvest and MRE carry funds.
Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2019
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,313.9	€7,093.1	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,887.8	€7,864.7	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,054.7	€21,580.7	1.7x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,370.8	€9,506.8	1.8x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€4,931.6	€7,291.2	1.5x	16%	15%
Main Fund VI - Fund Investments	2015	€1,106.4	€772.5	€986.7	1.3x	18%	16%
Main Fund I - Secondary Investments	2002	€519.4	€480.3	€908.8	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,021.4	€1,867.0	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,384.3	€3,658.9	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,962.6	€3,359.5	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,096.9	€6,719.3	1.6x	21%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€911.3	€2,531.2	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,819.1	€3,958.5	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,364.8	€3,606.4	2.6x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,038.7	€2,468.5	2.4x	28%	26%
Main Fund VI - Co-Investments	2014	€1,114.6	€945.8	€2,036.9	2.2x	29%	27%
Main Fund II - Mezzanine Investments	2004	€700.0	€765.9	€1,060.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,999.5	€2,712.2	1.4x	10%	9%
All Other Funds (9)	Various		€2,931.1	€4,032.7	1.4x	14%	11%
Total Fully Committed Funds			€56,053.0	€93,243.1	1.7x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€5,200.0	€2,562.7	€3,033.3	1.2x	NM	NM
Main Fund VII - Co-Investments	2017	€2,500.2	€1,186.6	€1,371.2	1.2x	NM	NM
All Other Funds (9)	Various		€1,145.1	€1,278.3	1.1x	13%	11%
Total Funds in the Commitment Period			€4,894.5	€5,682.8	1.2x	17%	13%
TOTAL ALPINVEST			€60,947.5	€98,925.8	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$69,234.9	$112,377.4	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$3,060.4	$4,000.8	1.3x	7%	4%

MRE Secondaries Fund II	2017	$1,163.0	$177.7	$204.6	1.2x	NM	NM
All Other Funds in the Commitment Period	Various		$122.0	$132.1	1.1x	NM	NM
Funds in the Commitment Period (5)			$299.6	$336.7	1.1x	12%	2%

TOTAL METROPOLITAN REAL ESTATE			$3,360.1	$4,337.6	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Main Fund line items for each strategy reflect aggregated amounts and performance for commingled funds and associated managed accounts or mandates. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of June 30, 2019, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million million of available capacity as of June 30, 2019. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2018, we issued $350.0 million of 5.650% senior notes due September 15, 2048 and used the net proceeds from that issuance to repurchase $250.0 million of the $500.0 million outstanding 3.875% senior notes due February 1, 2023 and prepay the $108.8 million promissory note to BNRI due January 1, 2022.
Cash and cash equivalents. Cash and cash equivalents were approximately $669.2 million at June 30, 2019. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments at June 30, 2019.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $601.0 million as of June 30, 2019. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (3.65% at June 30, 2019).
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
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Partnership established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%.
CLO Borrowings. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Partnership’s outstanding CLO borrowings were $329.9 million and $309.9 million at June 30, 2019 and December 31, 2018, respectively. The CLO borrowings are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of June 30, 2019, $311.7 million of these borrowings are secured by investments attributable to Carlyle Holdings. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
Senior Notes. Certain indirect finance subsidiaries of the Partnership have issued senior notes, on which interest is payable semi-annually, as discussed below. The senior notes are unsecured and unsubordinated obligations of the respective subsidiary and are fully and unconditionally guaranteed, jointly and severally, by the Partnership and each of the Carlyle Holdings partnerships. The indentures governing each of the senior notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of June 30, 2019, $250.0 million of these notes remain outstanding.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C. issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. In March 2014, an additional $200.0 million of these notes were issued at 104.315% of par and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these notes.
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
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrues at the three month LIBOR plus 2% (4.60% at June 30, 2019). The Partnership may prepay these promissory notes in whole or in part at any time without penalty. Accordingly, as a result of repayments, $6.7 million of these promissory notes were outstanding at June 30, 2019. These promissory notes matured on July 15, 2019 and were fully repaid as of that date.

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
Our accrued performance allocations by segment as of June 30, 2019, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,149.3	$(5.0)	$2,144.3
Real Assets	861.7	(58.2)	803.5
Global Credit	123.3	—	123.3
Investment Solutions	772.8	—	772.8
Total	$3,907.1	$(63.2)	$3,843.9
Plus: Accrued performance allocations from NGP Carry Funds			121.2
Less: Accrued performance allocation-related compensation			(2,033.8)
Plus: Receivable for giveback obligations from current and former employees			1.5
Less: Deferred taxes on accrued performance allocations			(59.3)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			12.0
Net accrued performance revenues before timing differences			1,885.5
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			29.2
Net accrued performance revenues attributable to Carlyle Holdings			$1,914.7

The net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2019, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Overall Carry Fund Appreciation/(Depreciation)	5%	3%	(2)%	3%	2%

Corporate Private Equity	3%	1%	(2)%	3%	1%	$1,167.6

Real Assets(2):	7%	3%	(7)%	3%	—%	581.6
Real Estate	5%	3%	(1)%	5%	6%	368.4
Natural Resources	9%	3%	(7)%	3%	(4)%	212.0

Global Credit Carry Funds	3%	1%	(2)%	5%	1%	68.9

Investment Solutions Carry Funds	8%	5%	2%	3%	4%	96.6

Net Accrued Performance Revenues						$1,914.7
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
(2) Includes $1.2 million of net accrued performance revenues from our Legacy Energy funds.
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
Investments as of June 30, 2019 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Investment in Fortitude Re(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,289.9	$510.5	$999.5	$2,799.9
Less: Amounts attributable to non-controlling interests in consolidated entities	(304.6)	—	—	(304.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	184.0	—	—	184.0
Less: Strategic equity method investments in NGP Management	—	(389.3)	—	(389.3)
Less: Investment in NGP general partners - accrued performance allocations	—	(121.2)	—	(121.2)
Less: Mark-to-market gains associated with strategic equity method investment in Fortitude Re	—	—	(506.4)	(506.4)
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,169.3	$—	$493.1	$1,662.4

(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of June 30, 2019, can be further attributed as follows (Dollars in millions):

Adjusted investment in Fortitude Re	$493.1
Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	372.7
Real Assets funds(1)	189.2
Global Credit funds	92.0
Investment Solutions funds	31.3
Total investments in Carlyle Funds, excluding CLOs	685.2
Investments in CLOs	468.4
Other investments	15.7
Total investments attributable to Carlyle Holdings	1,662.4
CLO loans attributable to Carlyle Holdings (2)	(311.7)
Total investments attributable to Carlyle Holdings, net of CLO loans	$1,350.7
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Of the $329.4 million in total CLO borrowings as of June 30, 2019 and as disclosed in Note 5 to the consolidated financial statements, $311.7 million are collateralized by investments attributable to Carlyle Holdings.
Our adjusted strategic equity method investment in Fortitude Re of $493.1 million includes $78.8 million of adjusted net income for the period from closing through June 30, 2019, and excludes $506.4 million of unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. We believe it is meaningful to reflect our investment in Fortitude Re excluding the effects of these fair value changes as these fluctuations are not considered by Fortitude Re in assessing its performance, which is consistent with industry practice when evaluating performance. In the six months ended June 30, 2019, our investment in Fortitude Re has generated $67.1 million of principal investment income, excluding the unrealized mark-to-market gains on embedded derivatives.

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
On July 31, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors—Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “—Conversion to a Corporation.” In addition, we anticipate that our dividend policy as a corporation beginning in the first quarter of 2020 will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually), subject to the discretion of our board of directors and compliance with applicable law. We believe that the fixed dividend will enable improved capital allocation and offers an attractive yield. See “—Dividend Policy Following Conversion.” In connection with the termination of future obligations under the tax receivable agreement, we will be obligated to pay cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in the Transactions, payable in five annual installments of $0.30 per unit. Based on the Carlyle Holdings partnership units outstanding as of June 30, 2019, the total cash payments in connection with this termination would be approximately $346 million. However, this amount will be reduced if any Carlyle Holdings partnership units are exchanged prior to the Conversion. See “—Conversion to a Corporation—Termination of Tax Receivable Agreement.”
Preferred Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $17.7 million, or $1.101564 per preferred unit, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Preferred Unitholders	Distribution Year	Record Date	Payment Date
(Dollars in millions, except per unit data)
$0.367188	$5.9	2019	March 1, 2019	March 15, 2019
0.367188	5.9	2019	June 1, 2019	June 17, 2019
0.367188	5.9	2019	September 1, 2019	September 16, 2019
$1.101564	$17.7

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
Common Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $70.9 million, or $0.62 per common unit, consisting of the following:

Common Unit Distributions - Distribution Year 2019
Quarter	Distribution per Common Unit	Distribution to Common Unitholders	Record Date	Payment Date
(Dollars in millions, except per unit data)
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Q2 2019	0.43	49.9	August 12, 2019	August 19, 2019
Total	$0.62	$70.9
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
Distributions to common unitholders paid during the six months ended June 30, 2019 totaled $68.5 million, including the amount paid in February 2019 of $0.43 per common unit in respect of the fourth quarter of 2018. Distributions to common unitholders paid during the six months ended June 30, 2018 totaled $61.0 million, including the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017.
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
Dividend Policy Following Conversion. We anticipate that our dividend policy as a corporation beginning in the first quarter of 2020 will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually), subject to the discretion of our board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion (including dividends on our preferred shares) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to our Common Stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time.

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
Since our inception through June 30, 2019, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2019, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,473.8
Real Assets	969.2
Global Credit	444.6
Investment Solutions	125.0
Total	$4,012.6
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Repurchase Program. In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the six months ended June 30, 2019, we have paid an aggregate of $12.0 million to repurchase and retire approximately 0.7 million units with all of the repurchases done via open market and brokered transactions.
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

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$269.0	$(538.2)
Net cash used in investing activities	(23.7)	(12.5)
Net cash provided by (used in) financing activities	(202.3)	412.1
Effect of foreign exchange rate changes	2.3	(11.7)
Net change in cash, cash equivalents and restricted cash	$45.3	$(150.3)

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
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the six months ended June 30, 2019 and 2018, net cash provided by (used in) operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.8 billion and $0.9 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.8 billion and $0.9 billion for the six months ended June 30, 2019 and 2018, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2019, investment proceeds were $214.6 million while investment purchases were $107.0 million. During the six months ended June 30, 2018, investment proceeds were $379.8 million as compared to purchases of $228.9 million.
The net cash provided by operating activities for the six months ended June 30, 2019 and 2018 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2019, purchases of investments by the Consolidated Funds were $827.2 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,032.8 million. For the six months ended June 30, 2018, purchases of investments by the Consolidated Funds were $2,137.0 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,261.2 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the six months ended June 30, 2019, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $23.7 million and $12.5 million for the six months ended June 30, 2019 and 2018, respectively.
Net Cash Provided by (Used in) Financing Activities. Financing activities are a net source of cash in both the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, the Partnership received net proceeds of $20.4 million from the issuance of various CLO borrowings, while $34.5 million was received for the six months ended June 30, 2018. For the six months ended June 30, 2019, the Partnership repaid a $25.0 million CLO term loan. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings.
Distributions to our common unitholders were $68.5 million and $61.0 million for the six months ended June 30, 2019 and 2018, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $143.2 million and $140.4 million for the six months ended June 30, 2019 and 2018, respectively. Distributions to our preferred unitholders were $11.8 million for the both six months ended June 30, 2019 and 2018.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2019 and 2018 were $(40.3) million and $694.5 million, respectively. Contributions from non-controlling interest holders were $9.1 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2019 and 2018, distributions to non-controlling interest holders were $31.9 million and $51.8 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $13.4 billion at June 30, 2019, an increase of $486.6 million from December 31, 2018. The increase in total assets was primarily attributable to an increase in investments, including accrued performance allocations, of $1.0 billion and the recognition of lease right-of-use assets, net of $231.3 million. Investments of Consolidated Funds decreased $0.5 billion due to the deconsolidation of two CLOs during the six months ended June 30, 2019, partially offset by the consolidation of one CLO during the six months ended June 30, 2019. Cash and cash equivalents, including corporate treasury investments, were approximately $669.2 million and $681.3 million at June 30, 2019 and December 31, 2018, respectively.
Total liabilities were $9.8 billion at June 30, 2019, a decrease of $295.4 million from December 31, 2018. The decrease in liabilities was primarily attributable to decreases in loans payable of Consolidated Funds of $333.8 million from December 31, 2018 to June 30, 2019, primarily due to the deconsolidation of two CLOs during the six months ended June 30, 2019, partially offset by an increase in lease liabilities of $307.9 million.

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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2019, our total assets were $8.6 billion, including cash and cash equivalents, of $669.2 million and net accrued performance revenues of $1.9 billion.
Unconsolidated Entities
Certain of our funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. These lines of credit are used primarily to reduce the overall number of capital calls to investors or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among our funds.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2019 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2019 to Dec. 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(1)	$6.7	$24.4	$367.0	$1,138.5	$1,536.6
Interest payable(2)	44.8	147.8	132.7	1,136.9	1,462.2
Other consideration(3)	10.3	2.9	75.0	170.0	258.2
Operating lease obligations(4)	32.8	96.8	101.3	452.1	683.0
Capital commitments to Carlyle funds(5)	4,012.6	—	—	—	4,012.6
Tax receivable agreement payments(6)	—	—	24.7	78.3	103.0
Loans payable of Consolidated Funds(7)	42.2	167.6	167.4	5,142.1	5,519.3
Unfunded commitments of the CLOs(8)	0.8	—	—	—	0.8
Consolidated contractual obligations	4,150.2	439.5	868.1	8,117.9	13,575.7
Loans payable of Consolidated Funds(7)	(42.2)	(167.6)	(167.4)	(5,142.1)	(5,519.3)
Capital commitments to Carlyle funds(5)	(3,435.3)	—	—	—	(3,435.3)
Unfunded commitments of the CLOs(8)	(0.8)	—	—	—	(0.8)
Carlyle Operating Entities contractual obligations	$671.9	$271.9	$700.7	$2,975.8	$4,620.3

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

(2)
The interest rates on the debt obligations as of June 30, 2019 consist of: 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, a range of approximately 1.75% to 4.52% for our CLO term loans, and approximately 4.60% on $6.7 million of our outstanding settlement promissory notes. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

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

(5)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(7)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2019, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.88%.

(8)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $15.2 million at June 30, 2019 as we are unable to estimate when such amounts may be paid.

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
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of June 30, 2019 is $245.0 million versus the liabilities recognized on the balance sheet of $17.6 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of June 30, 2019.
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
Following the Transactions, holders of the Carlyle Holdings partnership units will cease to have any rights to payments under, or in connection with the termination of, the tax receivable agreement except for (i) payment obligations pre-existing at the time of the Transactions with respect to exchanges that have occurred prior to the Transactions and (ii) cash payments aggregating $1.50 per Carlyle Holdings partnership unit exchanged in the Transactions. See “—Conversion to a Corporation—Termination of Tax Receivable Agreement.”
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
Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2018 through June 30, 2019 is as follows:

	Units as of December 31, 2018	Units Issued - DRUs	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of June 30, 2019
The Carlyle Group L.P. common units	107,746,443	3,163,665	—	413,753	(643,859)	110,680,002
Carlyle Holdings partnership units	230,977,836	—	—	(413,753)	—	230,564,083
Total	338,724,279	3,163,665	—	—	(643,859)	341,244,085
The Carlyle Group L.P. common units issued during the period from December 31, 2018 through June 30, 2019 relate to the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2019.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three and six months ended June 30, 2019, senior Carlyle professionals exchanged approximately 0.2 million and 0.4 million, respectively, of their Carlyle Holdings partnership units for common units.
The total units as of June 30, 2019 as shown above exclude approximately 5.4 million common units in connection with the vesting of deferred restricted common units subsequent to June 30, 2019 that will participate in the common unitholder distribution that will be paid August 19, 2019.

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
There was no material change in our market risks during the three months ended June 30, 2019. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.
On July 31, 2019, we announced our decision to convert The Carlyle Group L.P. from a limited partnership to a corporation. We anticipate that the Conversion will be effective on January 1, 2020. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of Common Stock and net income and reduce the amount of cash available for dividends to our common stockholders, although this dilution should initially be mitigated by a tax basis increase related to the Conversion. We anticipate that our Distributable Earnings will be subject to an effective corporate tax rate in the mid-to-high teens for several years following the Conversion and in the low-twenties over the long-term. These estimates are presented for illustrative purposes only and are subject to various risks and uncertainties. Actual results could differ materially from these estimates. Among other things, these estimates are based on assumptions concerning the size and recovery period of the tax basis increase related to the Conversion, as well as the currently enacted maximum U.S. federal corporate income tax rate of 21%. To the extent the tax basis increase generated in the Conversion is smaller or takes longer to realize than anticipated, we would expect the effective tax rate on Distributable Earnings to more quickly reach its long-term level. In addition, any future increase in currently enacted corporate tax rates would cause us to pay more corporate income taxes than currently anticipated. The impact of changes to tax legislation may also cause us to pay more corporate income taxes than currently anticipated.
We may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than expected or not offset the costs of the Conversion, which could have a material and adverse impact on the trading price of our securities.
We believe that the Conversion will, among other things, improve trading liquidity, expand our global investor base and drive greater value for all of our stockholders over time. However, the level of investor interest in our Common Stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Common Stock. Moreover, even if we succeed in having our shares included in key stock indices and simplify our tax structure and reporting, this may not result in the increased demand for our stock that we anticipate. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have a material and adverse impact on the trading price of our securities.
For a discussion of our other potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended June 30, 2019 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
(Dollars in millions, except unit and per unit data)
April 1, 2019 to April 30, 2019 (1)	—	$—	—	$189.6

May 1, 2019 to May 31, 2019 (1)(2)	75,811	$20.37	75,811	$188.0

June 1, 2019 to June 30, 2019 (1)	—	$—	—	$188.0
Total	75,811		75,811
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
(2) All of the units purchased during this period were common units purchased in open market and brokered transactions. All units purchased during this period were subsequently retired.

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

3.3*	Form of Post-Conversion Certificate of Incorporation of The Carlyle Group Inc.

3.4*	Form of Post-Conversion Bylaws of The Carlyle Group Inc.

10.1*	Form of Post-Conversion Stockholder Agreement

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: July 31, 2019	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)