Form 10-Q
period 2019-09-30
Carlyle Group L.P.
filed 2019-10-31
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

The number of the registrant’s common units representing limited partner interests outstanding as of October 28, 2019 was 117,268,088.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our distribution policy, our expected future dividend policy, anticipated benefits from converting to a corporation, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission (“SEC”) on February 13, 2019 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

On July 31, 2019, we announced our decision to convert (the “Conversion”) The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Corporation”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Conversion to a Corporation.”

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$1,489.8	$629.6
Cash and cash equivalents held at Consolidated Funds	124.1	247.5
Restricted cash	16.0	8.7
Corporate treasury investments	—	51.7
Investments, including accrued performance allocations of $3,867.2 million and $3,480.0 million as of September 30, 2019 and December 31, 2018, respectively	6,895.8	5,697.5
Investments of Consolidated Funds	4,457.3	5,286.6
Due from affiliates and other receivables, net	246.4	441.1
Due from affiliates and other receivables of Consolidated Funds, net	69.8	135.4
Fixed assets, net	110.8	95.1
Lease right-of-use assets, net	212.8	—
Deposits and other	53.8	49.3
Intangible assets, net	65.7	77.3
Deferred tax assets	185.7	194.4
Total assets	$13,928.0	$12,914.2
Liabilities and partners’ capital
Debt obligations	$1,961.9	$1,550.4
Loans payable of Consolidated Funds	4,231.4	4,840.1
Accounts payable, accrued expenses and other liabilities	334.4	442.2
Accrued compensation and benefits	2,532.0	2,222.3
Due to affiliates	182.2	174.0
Deferred revenue	311.8	111.3
Deferred tax liabilities	68.4	64.3
Other liabilities of Consolidated Funds	249.0	610.1
Lease liabilities	292.8	—
Accrued giveback obligations	63.2	63.2
Redeemed Series A preferred units	405.4	—
Total liabilities	10,632.5	10,077.9
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of December 31, 2018)	—	387.5
Partners’ capital (common units 117,268,088 and 107,746,443 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	976.5	673.4
Accumulated other comprehensive loss	(89.1)	(83.3)
Non-controlling interests in consolidated entities	310.1	324.2
Non-controlling interests in Carlyle Holdings	2,098.0	1,534.5
Total partners’ capital	3,295.5	2,836.3
Total liabilities and partners’ capital	$13,928.0	$12,914.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Fund management fees	$359.5	$328.8	$1,103.8	$894.6
Incentive fees	9.9	6.8	26.8	20.5
Investment income (loss)
Performance allocations	112.4	214.2	709.1	947.4
Principal investment income	212.2	44.4	856.0	176.7
Total investment income	324.6	258.6	1,565.1	1,124.1
Interest and other income	23.3	24.4	71.5	74.9
Interest and other income of Consolidated Funds	51.3	60.5	149.5	161.4
Total revenues	768.6	679.1	2,916.7	2,275.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	200.0	186.6	631.9	549.9
Equity-based compensation	36.6	49.7	107.8	199.5
Performance allocations and incentive fee related compensation	92.6	146.0	391.6	526.0
Total compensation and benefits	329.2	382.3	1,131.3	1,275.4
General, administrative and other expenses	121.7	166.2	344.9	388.0
Interest	20.0	26.3	59.2	62.6
Interest and other expenses of Consolidated Funds	34.1	40.5	99.7	121.7
Other non-operating expenses	0.3	0.3	1.0	0.9
Total expenses	505.3	615.6	1,636.1	1,848.6
Other income
Net investment gains (losses) of Consolidated Funds	(1.9)	(2.9)	(6.9)	12.0
Income before provision for income taxes	261.4	60.6	1,273.7	438.9
Provision for income taxes	9.4	17.4	48.9	36.8
Net income	252.0	43.2	1,224.8	402.1
Net income attributable to non-controlling interests in consolidated entities	10.5	14.5	45.8	42.2
Net income attributable to Carlyle Holdings	241.5	28.7	1,179.0	359.9
Net income attributable to non-controlling interests in Carlyle Holdings	149.3	11.2	789.8	233.3
Net income attributable to The Carlyle Group L.P.	92.2	17.5	389.2	126.6
Net income attributable to Series A Preferred Unitholders	7.3	5.9	19.1	17.7
Series A Preferred Units redemption premium	16.5	—	16.5	—
Net income attributable to The Carlyle Group L.P. Common Unitholders	$68.4	$11.6	$353.6	$108.9
Net income attributable to The Carlyle Group L.P. per common unit (see Note 11)
Basic	$0.60	$0.11	$3.17	$1.06
Diluted	$0.55	$0.10	$2.93	$0.96
Weighted-average common units
Basic	114,930,365	105,560,193	111,547,969	102,936,949
Diluted	124,875,070	346,930,017	120,558,967	112,851,327
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$252.0	$43.2	$1,224.8	$402.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(31.4)	(9.0)	(30.2)	(34.7)
Unrealized gains on Fortitude Re available-for-sale securities	4.6	—	17.0	—
Defined benefit plans
Unrealized gain (loss) for the period	0.6	(0.1)	2.6	(0.4)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.3	0.2	0.8	0.7
Other comprehensive loss	(25.9)	(8.9)	(9.8)	(34.4)
Comprehensive income	226.1	34.3	1,215.0	367.7
Comprehensive income attributable to non-controlling interests in consolidated entities	(8.2)	(8.2)	(37.7)	(28.7)
Comprehensive income attributable to Carlyle Holdings	217.9	26.1	1,177.3	339.0
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(133.7)	(9.5)	(789.0)	(218.8)
Comprehensive income attributable to The Carlyle Group L.P.	$84.2	$16.6	$388.3	$120.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital
(Unaudited)
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3
Reallocation of ownership interests in Carlyle Holdings	—	—	34.2	(2.5)	—	(31.7)	—
Exchange of Carlyle Holdings units for common units	1.2	—	11.4	(0.8)	—	(10.6)	—
Units repurchased	(1.0)	—	(22.5)	—	—	—	(22.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.6	—	—	—	0.6
Equity-based compensation	—	—	13.1	—	—	26.8	39.9
Issuances of common units for equity-based awards	6.4	—	—	—	—	—	—
Contributions	—	—	—	—	15.6	—	15.6
Distributions	—	(5.9)	(49.9)	—	(11.0)	(99.1)	(165.9)
Net income	—	23.8	68.4	—	10.5	149.3	252.0
Redemption of preferred units (see Note 12)	—	(405.4)	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	(11.2)	—	(11.2)
Currency translation adjustments	—	—	—	(9.9)	(2.3)	(19.2)	(31.4)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	1.6	—	3.0	4.6
Defined benefit plans, net	—	—	—	0.3	—	0.6	0.9
Balance at September 30, 2019	117.3	$—	$976.5	$(89.1)	$310.1	$2,098.0	$3,295.5

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	49.6	(3.8)	—	(45.8)	—
Exchange of Carlyle Holdings units for common units	1.6	—	14.7	(1.1)	—	(13.6)	—
Units repurchased	(1.6)	—	(34.5)	—	—	—	(34.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	1.0	—	—	—	1.0
Equity-based compensation	—	—	37.3	—	—	76.7	114.0
Issuances of common units for equity-based awards	9.6	—	—	—	—	—	—
Contributions	—	—	—	—	24.7	—	24.7
Distributions	—	(17.7)	(118.4)	—	(65.3)	(242.3)	(443.7)
Net income	—	35.6	353.6	—	45.8	789.8	1,224.8
Redemption of preferred units (see Note 12)	—	(405.4)	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	(11.2)	—	(11.2)
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	(7.6)	(8.1)	(14.5)	(30.2)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	5.6	—	11.4	17.0
Defined benefit plans, net	—	—	—	1.1	—	2.3	3.4
Balance at September 30, 2019	117.3	$—	$976.5	$(89.1)	$310.1	$2,098.0	$3,295.5

The Carlyle Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (continued)
(Unaudited)
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at June 30, 2018	102.1	$387.5	$738.4	$(79.6)	$382.3	$1,694.7	$3,123.3
Reallocation of ownership interests in Carlyle Holdings	—	—	23.0	(2.1)	—	(20.9)	—
Exchange of Carlyle Holdings units for common units	1.7	—	13.3	(1.2)	—	(12.1)	—
Units repurchased	(1.6)	—	(36.5)	—	—	—	(36.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.9	—	—	—	0.9
Equity-based compensation	—	—	13.6	—	—	36.3	49.9
Issuances of common units for equity-based awards	5.5	—	—	—	—	—	—
Contributions	—	—	—	—	8.7	—	8.7
Distributions	—	(5.9)	(23.3)	—	(20.9)	(51.3)	(101.4)
Net income	—	5.9	11.6	—	14.5	11.2	43.2
Currency translation adjustments	—	—	—	(0.9)	(6.3)	(1.8)	(9.0)
Defined benefit plans, net	—	—	—	—	—	0.1	0.1
Balance at September 30, 2018	107.7	$387.5	$741.0	$(83.8)	$378.3	$1,656.2	$3,079.2

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2017	100.1	$387.5	$701.8	$(72.7)	$404.7	$1,527.7	$2,949.0
Reallocation of ownership interests in Carlyle Holdings	—	—	22.1	(2.3)	—	(19.8)	—
Exchange of Carlyle Holdings units for common units	3.3	—	25.4	(2.4)	—	(23.0)	—
Units repurchased	(3.9)	—	(87.5)	—	—	—	(87.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	1.8	—	—	—	1.8
Equity-based compensation	—	—	54.3	—	—	147.6	201.9
Issuances of common units for equity-based awards	8.2	—	—	—	—	—	—
Contributions	—	—	—	—	17.6	—	17.6
Distributions	—	(17.7)	(84.3)	—	(72.7)	(191.7)	(366.4)
Net income	—	17.7	108.9	—	42.2	233.3	402.1
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	(1.2)	—	—	(2.9)	(4.1)
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	(0.3)	—	—	(0.5)	(0.8)
Currency translation adjustments	—	—	—	(6.5)	(13.5)	(14.7)	(34.7)
Defined benefit plans, net	—	—	—	0.1	—	0.2	0.3
Balance at September 30, 2018	107.7	$387.5	$741.0	$(83.8)	$378.3	$1,656.2	$3,079.2

See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,224.8	$402.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44.9	34.3
Equity-based compensation	107.8	199.5
Non-cash performance allocations and incentive fees	(242.0)	(225.9)
Non-cash principal investment income	(775.1)	(175.2)
Other non-cash amounts	8.0	3.7
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(18.8)	52.1
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	25.7	(64.1)
Purchases of investments by Consolidated Funds	(1,399.0)	(2,914.4)
Proceeds from sale and settlements of investments by Consolidated Funds	1,742.5	2,159.8
Non-cash interest income, net	(2.7)	(3.0)
Change in cash and cash equivalents held at Consolidated Funds	49.1	408.9
Change in other receivables held at Consolidated Funds	64.5	(90.5)
Change in other liabilities held at Consolidated Funds	(289.3)	(231.1)
Purchases of investments	(216.5)	(371.8)
Proceeds from the sale of investments	305.2	571.9
Payments of contingent consideration	—	(37.5)
Changes in deferred taxes, net	21.6	1.4
Change in due from affiliates and other receivables	57.8	(1.8)
Change in deposits and other	(6.3)	(17.9)
Change in accounts payable, accrued expenses and other liabilities	(64.6)	115.3
Change in accrued compensation and benefits	99.3	132.8
Change in due to affiliates	0.3	(39.3)
Change in lease right-of-use assets and lease liabilities	(17.1)	—
Change in deferred revenue	203.9	185.7
Net cash provided by operating activities	924.0	95.0
Cash flows from investing activities
Purchases of fixed assets, net	(17.5)	(20.1)
Net cash used in investing activities	(17.5)	(20.1)
Cash flows from financing activities
Borrowings under credit facility	42.3	—
Repayments under credit facility	(17.0)	—
Issuance of 3.500% senior notes due 2029, net of financing costs	421.6	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	346.6
Repurchase of 3.875% senior notes due 2023	—	(254.8)
Repayment of term loan	(25.0)	—
Payments on debt obligations	(44.9)	(149.8)
Proceeds from debt obligations, net of financing costs	40.9	40.8
Net borrowings (payments) on loans payable of Consolidated Funds	(161.7)	662.3
Payments of contingent consideration	(0.2)	—
Distributions to common unitholders	(118.4)	(84.3)
Distributions to preferred unitholders	(17.7)	(17.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(242.3)	(191.7)
Contributions from non-controlling interest holders	24.7	17.6
Distributions to non-controlling interest holders	(42.9)	(72.7)
Common units repurchased	(34.5)	(87.5)
Change in due to/from affiliates financing activities	147.1	(58.5)
Net cash (used in) provided by financing activities	(28.0)	150.3
Effect of foreign exchange rate changes	(11.0)	(14.4)
Increase in cash, cash equivalents and restricted cash	867.5	210.8
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$1,505.8	$1,239.6
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$45.8	$19.9
Non-cash distributions to non-controlling interest holders	$(22.4)	$—
Net asset impact of deconsolidation of Consolidated Funds	$(24.3)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$6.1	$10.8
Tax receivable agreement liability	$5.1	$9.0
Total partners’ capital	$1.0	$1.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,489.8	$1,238.2
Restricted cash	16.0	1.4
Total cash, cash equivalents and restricted cash, end of period	$1,505.8	$1,239.6

Cash and cash equivalents held at Consolidated Funds	$124.1	$241.8
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
Conversion
On July 31, 2019, Carlyle announced its decision to convert The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the "Conversion"). The Conversion is expected to become effective on January 1, 2020. Carlyle also announced the termination of future obligations under the tax receivable agreement, whereby the Partnership will be obligated to pay cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged, payable in five annual installments of $0.30 per unit beginning in 2020. Based on the Carlyle Holdings partnership units outstanding as of September 30, 2019, the total cash payments would be approximately $344 million.
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
As of September 30, 2019, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.7 billion and $4.5 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of the Partnership’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2019, the Partnership held $165.6 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs were as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Investments	$1,058.6	$1,152.4
Performance allocations	162.8	121.2
Management fee arrangements	30.0	15.1
Total	$1,251.4	$1,288.7

These amounts represent the Partnership’s maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2019 and December 31, 2018.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
As it relates to the Partnership’s performance obligation to provide investment management services, the Partnership typically satisfies this performance obligation over time as the services are rendered, since the funds simultaneously receive and consume the benefits provided as the Partnership performs the service. The transaction price is the amount of consideration to which the Partnership expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Partnership is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value (“NAV”) or AUM. Given that the management fee basis is susceptible to market factors outside of the Partnership’s influence, management fees are constrained and, therefore, estimates of future period management fees are generally not included in the transaction price. Revenue recognized for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.
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
As of September 30, 2019 and December 31, 2018, management fee receivables were $72.8 million and $76.2 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Partnership’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees include transaction and portfolio advisory fees of $9.9 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively, and $33.0 million and $21.3 million for the nine months ended September 30, 2019 and 2018, respectively, net of any offsets as defined in the respective partnership agreements.

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
Investment Income (Loss), including Performance Allocations
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments, including any associated general partner performance allocations, and other principal investments, including CLOs.
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
Principal investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes the Partnership’s allocation of earnings from its investment in Fortitude Re. As it relates to the Partnership’s investments in NGP (see Note 4), principal investment income includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee. Unrealized principal investment income (loss) results from the Partnership's proportionate share of the investee's unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $49.8 million and $57.9 million for the three months ended September 30, 2019 and 2018, respectively, $144.5 million and $155.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2019 and December 31, 2018, the Partnership had recorded a liability of $2.0 billion and $1.8 billion, respectively, related to the portion

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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
On July 31, 2019, the Partnership announced its decision to convert the Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc.
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
On July 31, 2019, the Partnership announced the termination of future obligations under the tax receivable agreement.
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
Earnings Per Common Unit
The Partnership computes earnings per common unit in accordance with ASC 260, Earnings Per Share. Basic earnings per common unit is calculated by dividing net income (loss) attributable to the common units of the Partnership by the weighted-average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities. Net income (loss) attributable to the common units excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Partnership, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Partnership provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2019, $40.6 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the condensed consolidated statements of operations. See Note 5 for additional information.
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
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.9 million and $2.6 million during the three months ended September 30, 2019 and 2018, respectively, and $11.6 million and $7.9 million during the nine months ended September 30, 2019 and 2018, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the nine months ended September 30, 2019 was primarily

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

driven by cash payments received in advance of the Partnership satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2019 and December 31, 2018 were as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Currency translation adjustments	$(92.2)	$(79.7)
Unrealized losses on defined benefit plans	(3.5)	(4.6)
Fortitude Re available-for-sale securities	6.6	1.0
Total	$(89.1)	$(83.3)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $0.7 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, and $(5.0) million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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
In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326). ASU 2016-13    requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2020 and early adoption is permitted. The Partnership has identified all of the material financial assets that are within the scope of this guidance and does not expect the impact of this guidance to be material.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2019:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$1.7	$1.7
Bonds	—	—	563.4	563.4
Loans	—	—	3,892.2	3,892.2
	—	—	4,457.3	4,457.3
Investments in CLOs and other	—	—	486.7	486.7
Total	$—	$—	$4,944.0	$4,944.0
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,231.4	$4,231.4
Foreign currency forward contracts	—	3.3	—	3.3
Total	$—	$3.3	$4,231.4	$4,234.7

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

There were no transfers from Level II to Level I during the nine months ended September 30, 2019 and 2018.
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
The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2019
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$2.6	$632.0	$4,125.0	$477.3	$5,236.9
Purchases	—	106.6	465.2	55.0	626.8
Sales and distributions	—	(167.1)	(393.0)	(37.6)	(597.7)
Settlements	—	—	(149.6)	—	(149.6)
Realized and unrealized gains (losses), net
Included in earnings	(0.9)	16.8	(14.4)	(2.7)	(1.2)
Included in other comprehensive income	—	(24.9)	(141.0)	(5.3)	(171.2)
Balance, end of period	$1.7	$563.4	$3,892.2	$486.7	$4,944.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(0.6)	$11.9	$(25.8)	$(3.5)	$(18.0)

	Financial Assets
	Nine Months Ended September 30, 2019
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$—	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation/consolidation of funds (1)	—	—	(294.8)	(2.7)	(297.5)
Purchases	1.8	250.9	1,146.3	89.1	1,488.1
Sales and distributions	—	(377.2)	(945.1)	(46.2)	(1,368.5)
Settlements	—	—	(420.2)	—	(420.2)
Realized and unrealized gains (losses), net
Included in earnings	(0.1)	30.1	(19.9)	7.0	17.1
Included in other comprehensive income	—	(30.5)	(170.6)	(6.9)	(208.0)
Balance, end of period	$1.7	$563.4	$3,892.2	$486.7	$4,944.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(2.9)	$16.3	$(49.5)	$6.2	$(29.9)

 (1) As a result of the consolidation of one CLO during the nine months ended September 30, 2019, the investment that the Partnership held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. Additionally, two CLOs were deconsolidated during the nine months ended September 30, 2019 and as a result the investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2019	2018
Balance, beginning of period	$4,506.3	$4,835.1
Borrowings	493.9	671.2
Paydowns	(615.3)	(703.4)
Realized and unrealized (gains) losses, net
Included in earnings	2.5	(7.7)
Included in other comprehensive income	(156.0)	(20.6)
Balance, end of period	$4,231.4	$4,774.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(1.1)	$(6.8)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$4,840.1	$4,303.8
Deconsolidation/consolidation of funds	(285.9)	—
Borrowings	754.4	2,686.7
Paydowns	(916.1)	(2,024.4)
Realized and unrealized (gains) losses, net
Included in earnings	37.6	(64.1)
Included in other comprehensive income	(198.7)	(127.4)
Balance, end of period	$4,231.4	$4,774.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(30.2)	$(67.4)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2019:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2019
Assets
Investments of Consolidated Funds:
Equity securities	$1.7	Consensus Pricing	Indicative Quotes ($ per share)	0.02 - 37.35 (0.04)

Bonds	563.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 109 (98)
Loans	3,892.2	Consensus Pricing	Indicative Quotes (% of Par)	45 - 101 (98)
	4,457.3
Investments in CLOs and other:
Senior secured notes	397.0	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	50 - 1,400 (212)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (58%)
			Indicative Quotes (% of Par)	85 - 102 (99)
Subordinated notes and preferred shares	58.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 14% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (57%)
			Indicative Quotes (% of Par)	39 - 96 (65)
Aviation subordinated notes	4.2	Discounted Cash Flow	Discount Rates	16% - 16% (16%)
Loans	27.1	Consensus Pricing	Indicative Quotes (% of Par)	98 - 100 (98)
Total	$4,944.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,049.4	Other (1)	N/A	N/A
Subordinated notes and preferred shares	182.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 14% (12%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 75% (61%)
			Indicative Quotes (% of Par)	58 - 84 (69)
Total	$4,231.4

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

The significant unobservable inputs used in the fair value measurement of investments of the Partnership’s consolidated funds are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations	$3,867.2	$3,480.0
Principal equity method investments, excluding performance allocations	2,532.4	1,765.8
Principal investments in CLOs and other	496.2	451.7
Total investments	$6,895.8	$5,697.5

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$2,051.4	$1,990.2
Real Assets	849.8	654.2
Global Credit	127.4	99.3
Investment Solutions	838.6	736.3
Total	$3,867.2	$3,480.0

Approximately 24% of accrued performance allocations at September 30, 2019 and December 31, 2018 is related to Carlyle Partners VI, L.P., one of the Partnership’s Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Partnership’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(5.0)
Real Assets	(58.2)	(58.2)
Total	$(63.2)	$(63.2)

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

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Corporate Private Equity	$401.1	$374.7
Real Assets	640.5	770.0
Global Credit	1,381.2	545.0
Investment Solutions	109.6	76.1
Total	$2,532.4	$1,765.8

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
The Partnership paid $381 million in cash at closing (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Re is unable to distribute a planned non-pro rata dividend to AIG by May 2020, then the Initial Purchase Price may be adjusted upward by up to $100 million to account for the increased value of Fortitude Re’s equity. AIG also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Partnership in respect of certain adverse reserve development in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Partnership’s investment. The Partnership incurred approximately $17.9 million in transaction costs, which are included in the carrying value of the investment.
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
As of September 30, 2019 and December 31, 2018, the Partnership’s investment in Fortitude Re is $1,285.1 million and $460.2 million, respectively. The Partnership’s earnings from its investment for the three and nine months ended September 30, 2019 were $281.6 million and $808.9 million, respectively, which represents 19.9% of Fortitude Re’s estimated net income for the respective periods. These amounts are inclusive of $213.5 million and $673.7 million, respectively, of unrealized gains related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Estimated summarized financial information of Fortitude Re is presented below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(Dollars in millions)
Revenues	$617.0	$1,778.0
Expenses	473.0	1,361.0
Operating income	144.0	417.0
Net realized and unrealized gains	1,658.0	4,750.0
Income tax expense	379.0	1,084.0
Net income	$1,423.0	$4,083.0

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
The Partnership’s investments in NGP as of September 30, 2019 and December 31, 2018 are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Investment in NGP Management	$384.9	$394.6
Investments in NGP general partners - accrued performance allocations	39.6	151.0
Principal investments in NGP funds	68.6	77.6
Total investments in NGP	$493.1	$623.2

Investment in NGP Management. The Partnership's equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and nine months ended September 30, 2019 and 2018.
The Partnership records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Partnership’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Management fee-related revenues from NGP Management	$23.6	$22.7	$75.2	$66.3
Expenses related to the investment in NGP Management	(2.7)	(3.0)	(7.9)	(9.0)
Amortization of basis differences from the investment in NGP Management	(1.5)	(1.7)	(4.3)	(5.3)
Net investment income from NGP Management	$19.4	$18.0	$63.0	$52.0

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $9.9 million and $14.2 million as of September 30, 2019 and December 31, 2018, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Investment in the General Partners of NGP Carry Funds. The Partnership’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Partnership records its equity income allocation from NGP performance allocations in principal investment income from equity method investments rather than performance allocations. The Partnership recognized net investment earnings (losses) related to these performance allocations in its unaudited condensed consolidated statements of operations of $(81.6) million and $10.2 million for the three months ended September 30, 2019 and 2018, respectively, and $(111.5) million and $62.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Principal Investments in NGP Funds. The Partnership also holds principal investments in the NGP Carry Funds. The Partnership recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $(3.8) million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $(7.4) million and $8.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of September 30, 2019 and December 31, 2018 primarily consisted of $496.2 million and $451.7 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Performance allocations
Realized	$117.6	$266.6	$189.0	$584.6
Unrealized	(5.2)	(52.4)	520.1	362.8
	112.4	214.2	709.1	947.4
Principal investment income from equity method investments (excluding performance allocations)
Realized	30.9	30.0	157.4	93.2
Unrealized	185.8	15.1	699.8	83.4
	216.7	45.1	857.2	176.6
Principal investment income (loss) from investments in CLOs and other investments
Realized	(0.5)	0.7	0.6	1.3
Unrealized	(4.0)	(1.4)	(1.8)	(1.2)
	(4.5)	(0.7)	(1.2)	0.1
Total	$324.6	$258.6	$1,565.1	$1,124.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$(53.8)	$52.2	$161.5	$520.8
Real Assets	54.6	58.2	313.6	193.3
Global Credit	4.1	(0.5)	28.2	14.4
Investment Solutions	107.5	104.3	205.8	218.9
Total	$112.4	$214.2	$709.1	$947.4

Approximately 33%, or $37.0 million, of performance allocations for the three months ended September 30, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $58.1 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $55.5 million,
•Carlyle Asia Partners V, L.P. (Corporate Private Equity segment) - $39.3 million,

•	Carlyle Realty Partners VII, L.P. (Real Assets segment) - $31.9 million,
•Carlyle Europe Technology Partners III, L.P. (Corporate Private Equity segment) - $26.5 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $20.3 million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $14.3 million,
•Carlyle Strategic Partners IV, L.P. (Global Credit segment) - $(4.7) million,
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) - $(33.0) million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $(91.9) million.
Additionally, $(73.6) million in total revenue was recognized in our investment in NGP XI for the three months ended September 30, 2019.
Approximately 49%, or $350.6 million, of performance allocations for the nine months ended September 30, 2019 are related to the following fund along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $187.3 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $149.7 million, and
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $80.2 million.
Additionally, $(79.3) million in total revenue was recognized in our investment in NGP XI for the nine months ended September 30, 2019.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $42.2 million.
Additionally, $22.4 million in total revenue was recognized in our investment in NGP XI for the three months ended September 30, 2018.
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
Additionally, $96.6 million in total revenue was recognized in our investment in NGP XI for the nine months ended September 30, 2018.
Carlyle’s income (loss) from its principal investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$1.5	$4.7	$13.2	$28.7
Real Assets	(64.3)	34.5	29.6	139.7
Global Credit	277.5	1.7	803.4	(2.0)
Investment Solutions	2.0	4.2	11.0	10.2
Total	$216.7	$45.1	$857.2	$176.6

Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2019, the Partnership formed five new CLOs for which the Partnership is not the primary beneficiary. Furthermore, during the nine months ended September 30, 2019, the Partnership consolidated one CLO and deconsolidated two CLOs as a result of a change in the Partnership’s direct interest in the CLOs.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Interest income from investments	$49.8	$57.9	$144.5	$155.9
Other income	1.5	2.6	5.0	5.5
Total	$51.3	$60.5	$149.5	$161.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$0.6	$(10.6)	$18.8	$(52.1)
Gains (losses) from liabilities of CLOs	(2.5)	7.7	(25.7)	64.1
Total	$(1.9)	$(2.9)	$(6.9)	$12.0

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized gains (losses)	$1.9	$(2.5)	$(9.5)	$(6.8)
Net change in unrealized gains (losses)	(1.3)	(8.1)	28.3	(45.3)
Total	$0.6	$(10.6)	$18.8	$(52.1)

5. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following:

	September 30, 2019		December 31, 2018
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Senior Credit Facility Due 2/11/2024	$—	$—	$25.0	$24.9
Global Credit Revolving Credit Facility	25.3	25.3	—	—
CLO Borrowings (See below)	321.1	320.3	309.9	309.9
3.875% Senior Notes Due 2/01/2023	250.0	249.2	250.0	249.0
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.8	350.0	345.7
3.500% Senior Notes Due 9/19/2029	425.0	420.6	—	—
Promissory Notes Due 7/15/2019	—	—	20.2	20.2
Total debt obligations	$1,971.4	$1,961.9	$1,555.1	$1,550.4

Senior Credit Facility
On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at September 30, 2019, the interest rate was 3.27%). There was no amount outstanding under the revolving credit facility at September 30, 2019. Interest expense under the senior credit facility was not significant for the three and nine months ended September 30, 2019 and 2018. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2019 and December 31, 2018 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

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
During the three and nine months ended September 30, 2019, the Partnership borrowed $25.3 million and $42.3 million, respectively, and repaid $0 million and $17.0 million, respectively, under the credit facility. As of September 30, 2019, there was $25.3 million outstanding under this facility, which was repaid in October. Interest expense was not significant for the three and nine months ended September 30, 2019.
CLO Borrowings
For certain of the Partnership’s CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Partnership’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2019	Borrowing Outstanding December 31, 2018	Maturity Date (1)	Interest Rate as of September 30, 2019
February 28, 2017	$73.2	$77.0	November 17, 2031	2.33%	(2)
April 19, 2017	22.8	22.9	April 22, 2031	4.21%	(3) (15)
June 28, 2017	22.9	23.0	July 22, 2031	4.20%	(4) (15)
July 20, 2017	—	24.4	April 21, 2027	N/A	(5) (15)
August 2, 2017	22.8	22.8	July 23, 2029	4.09%	(6) (15)
August 2, 2017	19.0	19.9	August 3, 2022	1.75%	(7)
August 14, 2017	22.6	22.5	August 15, 2030	4.02%	(8) (15)
November 30, 2017	22.7	22.7	January 16, 2030	4.03%	(9)(15)(17)
December 6, 2017	19.1	19.1	October 16, 2030	3.95%	(10)(15)(17)
December 7, 2017	20.9	21.1	January 19, 2029	3.66%	(11)(15)(17)
January 30, 2018	19.2	19.2	January 22, 2030	3.90%	(12)(15)(17)
March 1, 2018	15.3	15.3	January 15, 2031	3.86%	(13)(15)(17)
March 15, 2019	20.2	—	March 15, 2032	2.62%	(14)
August 20, 2019	20.4	—	August 15, 2032	2.52%	(16)
	$321.1	$309.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Outstanding borrowing of €67.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurred interest at LIBOR plus 1.536%. This term loan was paid off in July 2019.

(6)	Incurs interest at LIBOR plus 1.808%.

(7)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Partnership.

(8)	Incurs interest at LIBOR plus 1.848%.

(9)	Incurs interest at LIBOR plus 1.7312%.

(10)	Incurs interest at LIBOR plus 1.647%.

(11)	Incurs interest at LIBOR plus 1.365%.

(12)	Incurs interest at LIBOR plus 1.624%.

(13)	Incurs interest at LIBOR plus 1.552%.
(14) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage and 0.08% class A-1 periodic adjustment rate up to €54,120.

(15)	Term loan issued under master credit agreement.
(16) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(17) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Partnership's discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three and nine months ended September 30, 2019 and 2018. The fair value of the outstanding balance of the CLO term loans at September 30, 2019 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Partnership entered into a financing agreement with several financial institutions under which these financial institutions have provided a €67.1 million term loan ($73.2 million at September 30, 2019) to the Partnership. This term loan is secured by the Partnership’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Partnership may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2019).

Master Credit Agreement - Term Loans
In January 2017, the Partnership entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Partnership for the purchase of eligible interests in CLOs. This agreement will terminate in January 2020. Any term loan to be issued under this master credit agreement will be secured by the Partnership’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Any term loan bears interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin. Interest is due quarterly. CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Partnership's discretion upon a trigger event of LIBOR.
CLO Repurchase Agreements
On February 5, 2019, the Partnership entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Partnership. Subject to the terms and conditions of the CLO Financing Facility, the Partnership and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2019, €64.8 million of the CLO Financing Facility remained available.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the the Partnership have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2019	December 31, 2018	2019	2018	2019	2018
3.875% Senior Notes Due 2/1/2023 (2)(6)	$250.0	$260.2	$255.5	$2.5	$4.8	$7.3	$14.7
5.625% Senior Notes Due 3/30/2043 (3)	600.0	701.0	604.1	8.3	8.4	25.1	25.3
5.650% Senior Notes Due 9/15/2048 (4)	350.0	416.0	354.4	4.9	0.9	14.8	0.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	421.6	—	0.5	—	0.5	—
				$16.2	$14.1	$47.7	$40.9
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
(4) Issued in September 2018 at 99.914% of par.
(5) Issued in September 2019 at 99.841% of par.
(6) In September 2018, the Partnership completed a tender offer to re-purchase $250.0 million in aggregate principal amount of the 3.875% senior notes. As a result of this repurchase, the Partnership recognized $6.9 million of costs in interest expense and $0.9 million of costs in general, administrative and other expenses upon early extinguishment of the debt.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.875% and 3.500% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed.
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Partnership issued a $120.0 million promissory note to Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”) as part of the Partnership's strategic investment in NGP. Interest on the promissory note accrued at the three month LIBOR plus 2.50%. In September 2018, the Partnership prepaid the $108.8 million outstanding promissory note, plus $1.2 million of accrued and unpaid interest. Interest expense on the promissory note was not significant for the nine months ended September 30, 2018.
Promissory Notes Due July 15, 2019
In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (disclosed in Note 7), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the three and nine months ended September 30, 2019 and 2018. The fair value of the outstanding balance of these promissory notes at December 31, 2018 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2019.
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
As of September 30, 2019 and December 31, 2018, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,129.4	$4,049.4	1.92%		11.03
Subordinated notes, preferred shares and other	142.3	182.0	N/A	(1)	11.16
Total	$4,271.7	$4,231.4

	As of December 31, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,723.4	$4,607.2	1.94%		10.70
Subordinated notes, preferred shares and other	178.5	232.9	N/A	(1)	9.95
Total	$4,901.9	$4,840.1

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2019 and December 31, 2018, the fair value of the CLO assets was $4.6 billion and $5.5 billion, respectively.
6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,040.7	$1,843.6
Accrued bonuses	339.8	246.8
Employment-based contingent cash consideration	23.2	0.8
Other	128.3	131.1
Total	$2,532.0	$2,222.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized	$63.6	$134.5	$132.0	$294.6
Unrealized	29.0	11.5	259.6	231.4
Total	$92.6	$146.0	$391.6	$526.0

7. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2019 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,427.0
Real Assets	975.9
Global Credit	432.0
Investment Solutions	107.5
Total	$3,942.4

Of the $3.9 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On September 3, 2019, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 4.00% and 4.33%, respectively, as of September 30, 2019). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of September 30, 2019, approximately $9.0 million was outstanding under the Program and payable by the employees. The Partnership has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the unaudited condensed consolidated financial statements.
The Partnership is party to an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility, which was replaced by the Program, renewed on an annual basis, allowed for annual incremental borrowings up to an aggregate of $11.3 million, and accrued interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly. Subsequent to September 3, 2019, no incremental borrowings are allowed under the facility, and the remaining balance was substantially transferred to the Program. As of September 30, 2019 and December 31, 2018, approximately $2.4 million and $10.3 million, respectively, was outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee was not material.
Certain consolidated subsidiaries of the Partnership are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $16.5 million as of September 30, 2019. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Partnership believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $63.2 million at September 30, 2019 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2019. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund's partners (see Note 2). The Partnership has recorded $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2019 and December 31, 2018, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $176.4 million and $176.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2019 and December 31, 2018, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2019, approximately $36.0 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million.
If, at September 30, 2019, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable.
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
The following table summarizes the Partnership’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$12.3	$36.6
Sublease income	(0.7)	(1.7)
Total operating lease cost	$11.6	$34.9

Cash paid for amounts included in the measurement of operating lease liabilities	$14.6	$44.7

Weighted-average remaining lease term		9.6 Years
Weighted-average discount rate		5.3%

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$16.3
2020	55.4
2021	45.8
2022	55.1
2023	50.7
Thereafter	484.0
Total lease payments	$707.3
Less payments for leases that have not yet commenced	(328.1)
Less imputed interest	(86.4)
Total lease liabilities	$292.8

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Partnership and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Partnership, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. To date, the Partnership has received approximately £23.3 million ($28.6 million as of September 30, 2019) from the plaintiff as a deposit towards their obligation to reimburse the Partnership for legal fees and expenses incurred to defend against the claims. The Partnership has not recognized income in respect of the reimbursement as of September 30, 2019, as such amount is subject to adjustment pending a final determination of the correct reimbursement amount.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2019, the Partnership had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Accrued incentive fees	$7.9	$7.1
Unbilled receivable for giveback obligations from current and former employees	1.4	1.4
Notes receivable and accrued interest from affiliates	19.8	14.4
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	217.3	418.2
Total	$246.4	$441.1

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of September 30, 2019. The accrued and charged interest to the affiliates was not significant for any period presented.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Due to non-consolidated affiliates	$40.6	$27.6
Amounts owed under the tax receivable agreement	107.1	101.9
Other	34.5	44.5
Total	$182.2	$174.0

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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $2.1 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $5.6 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
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

9. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $9.4 million and $17.4 million for the three months ended September 30, 2019 and 2018, respectively, and $48.9 million and $36.8 million for the nine months ended September 30, 2019 and 2018, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2019, the Partnership’s U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1.2	$1.2
Non-Carlyle interests in majority-owned subsidiaries	316.9	337.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(8.0)	(14.1)
Non-controlling interests in consolidated entities	$310.1	$324.2

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$—	$(0.2)	$11.2	$(5.3)
Non-Carlyle interests in majority-owned subsidiaries	9.7	14.3	27.2	41.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.8	0.4	7.4	6.4
Non-controlling interests in income of consolidated entities	$10.5	$14.5	$45.8	$42.2

11. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$68,400,000	$68,400,000	$353,600,000	$353,600,000
Weighted-average common units outstanding	114,930,365	124,875,070	111,547,969	120,558,967
Net income per common unit	$0.60	$0.55	$3.17	$2.93

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$11,600,000	$11,600,000	$108,900,000	$108,900,000
Incremental net income (loss) from assumed exchange of Carlyle Holdings partnership units	—	22,500,000	—	—
Net income attributable to common units	$11,600,000	$34,100,000	$108,900,000	$108,900,000
Weighted-average common units outstanding	105,560,193	346,930,017	102,936,949	112,851,327
Net income per common unit	$0.11	$0.10	$1.06	$0.96

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	114,930,365	114,930,365	111,547,969	111,547,969
Unvested deferred restricted common units	—	9,126,544	—	8,105,944
Issuable Carlyle Group L.P. common units	—	818,161	—	905,054
Weighted-average common units outstanding	114,930,365	124,875,070	111,547,969	120,558,967

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	105,560,193	105,560,193	102,936,949	102,936,949
Unvested deferred restricted common units	—	8,297,202	—	9,395,087
Issuable Carlyle Group L.P. common units	—	756,818	—	519,291
Weighted-average vested Carlyle Holdings Partnership units	—	232,303,828	—	—
Unvested Carlyle Holdings Partnership units	—	11,976	—	—
Weighted-average common units outstanding	105,560,193	346,930,017	102,936,949	112,851,327
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 229,954,310 of vested Carlyle Holdings partnership units and 7,568 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2019, 230,504,999 of vested Carlyle Holdings partnership units and 3,560 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2019, and 229,942,607 of vested Carlyle Holdings partnership units and 2,852,616 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2018 were antidilutive, and therefore have been excluded.
Further, based on these calculations, 232,303,828 of vested Carlyle Holdings partnership units and 11,976 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2018 were dilutive. As a result, net income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $22.5 million for the three months ended September 30, 2018 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.

12. Equity
Preferred Unit Issuance and Redemption
On September 13, 2017, the Partnership issued 16,000,000 of 5.875% Series A Preferred Units (the “Preferred Units”) for gross proceeds of $400.0 million, or $387.5 million, net of issuance costs and expenses.
Distributions on the Preferred Units were payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2017, when, as and if declared by the Board of Directors of the general partner of the Partnership, at a rate per annum of 5.875%. Distributions on the Preferred Units were discretionary and non-cumulative.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On September 5, 2019, the Partnership issued a redemption notice pursuant to the tax redemption provisions of the Preferred Units and redeemed them in full on October 7, 2019 at a price of $25.339757 per unit, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding, the redemption date. As the redemption is not revocable, the Partnership has recorded a liability of approximately $405.4 million, which is reflected in redeemed Series A preferred units on the unaudited condensed consolidated balance sheet as of September 30, 2019.
Unit Repurchase Program
In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, inclusive of amounts remaining as originally authorized in February 2016. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2019, the Partnership paid an aggregate of $22.5 million and $34.5 million, respectively, to repurchase and retire approximately 1.0 million units and 1.6 million units, respectively, with all of the repurchases done via open market and brokered transactions.
Quarterly Unit Exchange Program
Current and former senior Carlyle professionals are able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the three and nine months ended September 30, 2019, current and former senior Carlyle professionals exchanged 1,175,224 and 1,588,977, respectively, Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $10.6 million and $13.6 million, respectively, from non-controlling interests in Carlyle Holdings to partners’ capital and accumulated other comprehensive loss.
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

Distribution Record Date	Distribution Payment Date	Distribution per Common Unit	Distribution to Common Unitholders
		(Dollars in millions, except per unit data)
May 11, 2018	May 17, 2018	$0.27	$27.8
August 13, 2018	August 17, 2018	0.22	23.3
November 13, 2018	November 20, 2018	0.42	45.5
February 19, 2019	February 26, 2019	0.43	47.5
Total 2018 Distribution Year		$1.34	$144.1

May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
Total 2019 Distribution Year (through Q3 2019)		$0.93	$107.4

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
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2019 and a summary of changes for the nine months ended September 30, 2019, are presented below:

	Carlyle Holdings		The Carlyle Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73
Granted	—	$—	6,069,680	$15.56
Vested	—	$—	9,401,305	$19.35
Forfeited	—	$—	711,133	$17.60
Balance, September 30, 2019	9,387	$28.26	15,080,942	$17.12

The Partnership recorded compensation expense for deferred restricted common units of $36.5 million and $49.7 million for the three months ended September 30, 2019 and 2018, respectively, with $3.2 million and $4.7 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense for deferred restricted common units of $107.6 million and $143.8 million for the nine months ended September 30, 2019 and 2018, respectively, with $9.9 million and $12.9 million of corresponding deferred tax benefits, respectively. As of September 30, 2019, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $213.5 million, which is expected to be recognized over a weighted-average term of 2.3 years.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Partnership’s core operating performance.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$192.2	$78.1	$75.6	$38.7	$384.6
Portfolio advisory fees, net and other	4.3	(0.1)	1.1	—	5.3
Transaction fees, net	4.4	—	1.4	—	5.8
Total fund level fee revenues	200.9	78.0	78.1	38.7	395.7
Realized performance revenues	33.3	65.0	0.9	19.1	118.3
Realized principal investment income (loss)	1.8	3.9	2.2	(0.6)	7.3
Interest income	1.7	0.8	3.6	0.4	6.5
Total revenues	237.7	147.7	84.8	57.6	527.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	92.6	33.1	43.9	24.5	194.1
Realized performance revenues related compensation	14.9	29.2	—	16.5	60.6
Total compensation and benefits	107.5	62.3	43.9	41.0	254.7
General, administrative, and other indirect expenses	34.8	16.7	20.9	8.6	81.0
Depreciation and amortization expense	5.7	2.2	2.4	1.5	11.8
Interest expense	8.0	3.2	6.5	1.9	19.6
Total expenses	156.0	84.4	73.7	53.0	367.1
Distributable Earnings	$81.7	$63.3	$11.1	$4.6	$160.7
(-) Realized Net Performance Revenues	18.4	35.8	0.9	2.6	57.7
(-) Realized Principal Investment Income	1.8	3.9	2.2	(0.6)	7.3
(+) Net Interest	6.3	2.4	2.9	1.5	13.1
(=) Fee Related Earnings	$67.8	$26.0	$10.9	$4.1	$108.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$572.5	$261.3	$229.6	$117.3	$1,180.7
Portfolio advisory fees, net and other	11.4	1.3	3.4	—	16.1
Transaction fees, net	12.1	2.4	5.4	—	19.9
Total fund level fee revenues	596.0	265.0	238.4	117.3	1,216.7
Realized performance revenues	67.9	94.5	1.0	46.0	209.4
Realized principal investment income	0.5	75.6	8.2	1.0	85.3
Interest income	4.1	2.0	10.8	1.1	18.0
Total revenues	668.5	437.1	258.4	165.4	1,529.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	290.4	102.9	140.0	70.2	603.5
Realized performance revenues related compensation	30.7	52.4	—	40.8	123.9
Total compensation and benefits	321.1	155.3	140.0	111.0	727.4
General, administrative, and other indirect expenses	102.2	50.5	57.9	26.1	236.7
Depreciation and amortization expense	15.1	5.9	6.5	4.2	31.7
Interest expense	23.8	9.4	19.9	5.6	58.7
Total expenses	462.2	221.1	224.3	146.9	1,054.5
Distributable Earnings	$206.3	$216.0	$34.1	$18.5	$474.9
(-) Realized Net Performance Revenues	37.2	42.1	1.0	5.2	85.5
(-) Realized Principal Investment Income	0.5	75.6	8.2	1.0	85.3
(+) Net Interest	19.7	7.4	9.1	4.5	40.7
(=) Fee Related Earnings	188.3	105.7	34.0	16.8	344.8
Segment assets as of September 30, 2019	$3,326.9	$1,974.6	$2,857.0	$1,289.7	$9,448.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$175.8	$76.3	$60.4	$42.7	$355.2
Portfolio advisory fees, net and other	7.6	0.9	1.2	0.1	9.8
Transaction fees, net	—	—	—	—	—
Total fund level fee revenues	183.4	77.2	61.6	42.8	365.0
Realized performance revenues	143.6	73.7	0.1	42.8	260.2
Realized principal investment income	4.2	0.6	2.2	—	7.0
Interest income	3.0	1.5	4.2	0.4	9.1
Total revenues	334.2	153.0	68.1	86.0	641.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	93.9	33.7	36.6	22.2	186.4
Realized performance revenues related compensation	66.1	31.8	—	38.4	136.3
Total compensation and benefits	160.0	65.5	36.6	60.6	322.7
General, administrative, and other indirect expenses	41.1	15.5	14.2	10.1	80.9
Depreciation and amortization expense	4.3	1.7	1.5	1.2	8.7
Interest expense	7.5	4.1	5.8	1.6	19.0
Total expenses	212.9	86.8	58.1	73.5	431.3
Distributable Earnings	$121.3	$66.2	$10.0	$12.5	$210.0
(-) Realized Net Performance Revenues	77.5	41.9	0.1	4.4	123.9
(-) Realized Principal Investment Income	4.2	0.6	2.2	—	7.0
(+) Net Interest	4.5	2.6	1.6	1.2	9.9
(=) Fee Related Earnings	$44.1	$26.3	$9.3	$9.3	$89.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$437.9	$229.4	$178.9	$124.6	$970.8
Portfolio advisory fees, net and other	17.3	3.5	3.9	0.4	25.1
Transaction fees, net	3.9	2.8	0.1	—	6.8
Total fund level fee revenues	459.1	235.7	182.9	125.0	1,002.7
Realized performance revenues	383.6	115.1	5.9	66.1	570.7
Realized principal investment income	24.4	11.9	7.1	—	43.4
Interest income	7.5	3.6	11.4	1.2	23.7
Total revenues	874.6	366.3	207.3	192.3	1,640.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	281.6	97.7	101.1	67.4	547.8
Realized performance revenues related compensation	180.8	50.8	2.7	59.8	294.1
Total compensation and benefits	462.4	148.5	103.8	127.2	841.9
General, administrative, and other indirect expenses	130.5	49.5	47.3	27.3	254.6
Depreciation and amortization expense	12.5	4.9	4.5	3.4	25.3
Interest expense	21.6	12.1	16.9	4.7	55.3
Total expenses	627.0	215.0	172.5	162.6	1,177.1
Distributable Earnings	$247.6	$151.3	$34.8	$29.7	$463.4
(-) Realized Net Performance Revenues	202.8	64.3	3.2	6.3	276.6
(-) Realized Principal Investment Income	24.4	11.9	7.1	—	43.4
(+) Net Interest	14.1	8.5	5.5	3.5	31.6
(=) Fee Related Earnings	$34.5	$83.6	$30.0	$26.9	$175.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$527.8	$51.3	$189.5	(a)	$768.6
Expenses	$367.1	$44.1	$94.1	(b)	$505.3
Other income	$—	$(1.9)	$—	(c)	$(1.9)
Distributable earnings	$160.7	$5.3	$95.4	(d)	$261.4

	Three Months Ended September 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$641.3	$60.5	$(22.7)	(a)	$679.1
Expenses	$431.3	$51.0	$133.3	(b)	$615.6
Other income	$—	$(2.9)	$—	(c)	$(2.9)
Distributable earnings	$210.0	$6.6	$(156.0)	(d)	$60.6
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2019 and 2018, and Total Assets as of September 30, 2019.

	Nine Months Ended September 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,529.4	$149.5	$1,237.8	(a)	$2,916.7
Expenses	$1,054.5	$124.6	$457.0	(b)	$1,636.1
Other income	$—	$(6.9)	$—	(c)	$(6.9)
Distributable earnings	$474.9	$18.0	$780.8	(d)	$1,273.7
Total assets	$9,448.2	$4,651.2	$(171.4)	(e)	$13,928.0

	Nine Months Ended September 30, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,640.5	$161.4	$473.6	(a)	$2,275.5
Expenses	$1,177.1	$157.3	$514.2	(b)	$1,848.6
Other income	$—	$12.0	$—	(c)	$12.0
Distributable earnings	$463.4	$16.1	$(40.6)	(d)	$438.9

(a)
The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (including Fortitude Re), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain performance revenues, as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Unrealized performance revenues	$(87.4)	$(35.3)	$381.7	$441.1
Unrealized principal investment income	198.7	6.9	672.2	25.4
Adjusted unrealized principal investment income from investment in Fortitude Re	68.1	—	135.2	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(4.1)	(4.7)	(12.2)	(14.3)
Tax expense associated with performance revenues	0.2	0.1	0.2	(4.9)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	29.3	27.6	92.4	83.3
Elimination of expenses of Consolidated Funds	(15.3)	(17.3)	(31.7)	(57.0)
	$189.5	$(22.7)	$1,237.8	$473.6

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Partnership’s consolidated fund management fees, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$395.7	$365.0	$1,216.7	$1,002.7
Adjustments (1)	(36.2)	(36.2)	(112.9)	(108.1)
Carlyle Consolidated - Fund management fees	$359.5	$328.8	$1,103.8	$894.6

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

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, and unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, changes in the tax receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Unrealized performance revenues related compensation	$38.8	$19.3	$269.7	$238.8
Equity-based compensation	38.9	52.0	116.6	208.2
Acquisition related charges and amortization of intangibles and impairment	11.2	2.4	38.6	16.2
Other non-operating expense	0.3	0.3	1.0	0.9
Tax expense associated with performance revenues related compensation	(10.8)	(12.5)	(13.3)	(15.8)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	14.9	8.1	45.8	21.4
Lease assignment and termination costs	—	63.5	—	66.9
Debt extinguishment costs	—	7.8	0.1	7.8
Corporate conversion costs, severance and other adjustments	10.8	2.9	23.4	5.4
Elimination of expenses of Consolidated Funds	(10.0)	(10.5)	(24.9)	(35.6)
	$94.1	$133.3	$457.0	$514.2

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$261.4	$60.6	$1,273.7	$438.9
Adjustments:
Net unrealized performance revenues	126.2	54.6	(112.0)	(202.3)
Unrealized principal investment income	(198.7)	(6.9)	(672.2)	(25.4)
Adjusted unrealized principal investment income from investment in Fortitude Re	(68.1)	—	(135.2)	—
Equity-based compensation (1)	38.9	52.0	116.6	208.2
Acquisition related charges, including amortization of intangibles and impairment	11.2	2.4	38.6	16.2
Other non-operating expense	0.3	0.3	1.0	0.9
Tax expense associated with performance revenues	(10.8)	(12.7)	(13.3)	(11.0)
Net (income) loss attributable to non-controlling interests in consolidated entities	(10.5)	(14.5)	(45.8)	(42.2)
Lease assignment and termination costs	—	63.5	—	66.9
Debt extinguishment costs	—	7.8	0.1	7.8
Corporate conversion costs, severance and other adjustments	10.8	2.9	23.4	5.4
Distributable Earnings	$160.7	$210.0	$474.9	$463.4
Realized performance revenues, net of related compensation (2)	57.7	123.9	85.5	276.6
Realized principal investment income (2)	7.3	7.0	85.3	43.4
Net interest	13.1	9.9	40.7	31.6
Fee Related Earnings	$108.8	$89.0	$344.8	$175.0

(1)
Equity-based compensation for the three months ended September 30, 2019 includes $3.4 million which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.1 million related to units issued in conjunction with a previous acquisition. Equity-based compensation for the nine months ended September 30, 2019 includes $11.0 million which is included in principal investment income and general,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

administrative and other expenses in our U.S. GAAP statement of operations, as well as $0.2 million related to units issued in conjunction with a previous acquisition.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$112.4	$5.9	$118.3
Performance revenues related compensation expense	92.6	(32.0)	60.6
Net performance revenues	$19.8	$37.9	$57.7

Principal investment income (loss)	$212.2	$(204.9)	$7.3

	Nine Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$709.1	$(499.7)	$209.4
Performance revenues related compensation expense	391.6	(267.7)	123.9
Net performance revenues	$317.5	$(232.0)	$85.5

Principal investment income (loss)	$856.0	$(770.7)	$85.3

	Three Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$214.2	$46.0	$260.2
Performance revenues related compensation expense	146.0	(9.7)	136.3
Net performance revenues	$68.2	$55.7	$123.9

Principal investment income (loss)	$44.4	$(37.4)	$7.0

	Nine Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$947.4	$(376.7)	$570.7
Performance revenues related compensation expense	526.0	(231.9)	294.1
Net performance revenues	$421.4	$(144.8)	$276.6

Principal investment income (loss)	$176.7	$(133.3)	$43.4

(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

15. Subsequent Events
Distributions
In October 2019, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.31 per common unit to common unitholders of record at the close of business on November 12, 2019, payable on November 19, 2019.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2019 and December 31, 2018 and results of operations for the three and nine months ended September 30, 2019 and 2018. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,489.8	$—	$—	$1,489.8
Cash and cash equivalents held at Consolidated Funds	—	124.1	—	124.1
Restricted cash	16.0	—	—	16.0
Investments, including performance allocations of $3,867.2 million	7,062.1	—	(166.3)	6,895.8
Investments of Consolidated Funds	—	4,457.3	—	4,457.3
Due from affiliates and other receivables, net	251.5	—	(5.1)	246.4
Due from affiliates and other receivables of Consolidated Funds, net	—	69.8	—	69.8
Fixed assets, net	110.8	—	—	110.8
Lease right-of-use assets, net	212.8	—	—	212.8
Deposits and other	53.8	—	—	53.8
Intangible assets, net	65.7	—	—	65.7
Deferred tax assets	185.7	—	—	185.7
Total assets	$9,448.2	$4,651.2	$(171.4)	$13,928.0
Liabilities and partners’ capital
Debt obligations	$1,961.9	$—	$—	$1,961.9
Loans payable of Consolidated Funds	—	4,231.4	—	4,231.4
Accounts payable, accrued expenses and other liabilities	334.4	—	—	334.4
Accrued compensation and benefits	2,532.0	—	—	2,532.0
Due to affiliates	182.2	—	—	182.2
Deferred revenue	311.8	—	—	311.8
Deferred tax liabilities	68.4	—	—	68.4
Other liabilities of Consolidated Funds	—	249.0	—	249.0
Lease liabilities	292.8	—	—	292.8
Accrued giveback obligations	63.2	—	—	63.2
Redeemed Series A preferred units	405.4	—	—	405.4
Total liabilities	6,152.1	4,480.4	—	10,632.5
Partners’ capital	976.5	59.1	(59.1)	976.5
Accumulated other comprehensive loss	(88.5)	(1.8)	1.2	(89.1)
Non-controlling interests in consolidated entities	308.9	1.2	—	310.1
Non-controlling interests in Carlyle Holdings	2,099.2	112.3	(113.5)	2,098.0
Total partners’ capital	3,296.1	170.8	(171.4)	3,295.5
Total liabilities and partners’ capital	$9,448.2	$4,651.2	$(171.4)	$13,928.0

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$364.8	$—	$(5.3)	$359.5
Incentive fees	9.9	—	—	9.9
Investment income (loss)
Performance allocations	112.4	—	—	112.4
Principal investment income	215.6	—	(3.4)	212.2
Total investment income	328.0	—	(3.4)	324.6
Interest and other income	29.9	—	(6.6)	23.3
Interest and other income of Consolidated Funds	—	51.3	—	51.3
Total revenues	732.6	51.3	(15.3)	768.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	200.0	—	—	200.0
Equity-based compensation	36.6	—	—	36.6
Performance allocations and incentive fee related compensation	92.6	—	—	92.6
Total compensation and benefits	329.2	—	—	329.2
General, administrative and other expenses	121.7	—	—	121.7
Interest	20.0	—	—	20.0
Interest and other expenses of Consolidated Funds	—	44.1	(10.0)	34.1
Other non-operating expenses	0.3	—	—	0.3
Total expenses	471.2	44.1	(10.0)	505.3
Other income
Net investment losses of Consolidated Funds	—	(1.9)	—	(1.9)
Income before provision for income taxes	261.4	5.3	(5.3)	261.4
Provision for income taxes	9.4	—	—	9.4
Net income	252.0	5.3	(5.3)	252.0
Net income attributable to non-controlling interests in consolidated entities	10.5	—	—	10.5
Net income attributable to Carlyle Holdings	241.5	5.3	(5.3)	241.5
Net income attributable to non-controlling interests in Carlyle Holdings	149.3	—	—	149.3
Net income attributable to The Carlyle Group L.P.	92.2	5.3	(5.3)	92.2
Net income attributable to Series A Preferred Unitholders	7.3	—	—	7.3
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group L.P. Common Unitholders	$68.4	$5.3	$(5.3)	$68.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,119.9	$—	$(16.1)	$1,103.8
Incentive fees	26.8	—	—	26.8
Investment income (loss)
Performance allocations	709.1	—	—	709.1
Principal investment income	851.4	—	4.6	856.0
Total investment income	1,560.5	—	4.6	1,565.1
Interest and other income	91.7	—	(20.2)	71.5
Interest and other income of Consolidated Funds	—	149.5	—	149.5
Total revenues	2,798.9	149.5	(31.7)	2,916.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	631.9	—	—	631.9
Equity-based compensation	107.8	—	—	107.8
Performance allocations and incentive fee related compensation	391.6	—	—	391.6
Total compensation and benefits	1,131.3	—	—	1,131.3
General, administrative and other expenses	344.9	—	—	344.9
Interest	59.2	—	—	59.2
Interest and other expenses of Consolidated Funds	—	124.6	(24.9)	99.7
Other non-operating expenses	1.0	—	—	1.0
Total expenses	1,536.4	124.6	(24.9)	1,636.1
Other income
Net investment losses of Consolidated Funds	—	(6.9)	—	(6.9)
Income before provision for income taxes	1,262.5	18.0	(6.8)	1,273.7
Provision for income taxes	48.9	—	—	48.9
Net income	1,213.6	18.0	(6.8)	1,224.8
Net income attributable to non-controlling interests in consolidated entities	34.6	—	11.2	45.8
Net income attributable to Carlyle Holdings	1,179.0	18.0	(18.0)	1,179.0
Net income attributable to non-controlling interests in Carlyle Holdings	789.8	—	—	789.8
Net income attributable to The Carlyle Group L.P.	389.2	18.0	(18.0)	389.2
Net income attributable to Series A Preferred Unitholders	19.1	—	—	19.1
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group L.P. Common Unitholders	$353.6	$18.0	$(18.0)	$353.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$335.2	$—	$(6.4)	$328.8
Incentive fees	6.8	—	—	6.8
Investment income (loss)
Performance allocations	214.2	—	—	214.2
Principal investment income	48.8	—	(4.4)	44.4
Total investment income	263.0	—	(4.4)	258.6
Interest and other income	30.9	—	(6.5)	24.4
Interest and other income of Consolidated Funds	—	60.5	—	60.5
Total revenues	635.9	60.5	(17.3)	679.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	186.6	—	—	186.6
Equity-based compensation	49.7	—	—	49.7
Performance allocations and incentive fee related compensation	146.0	—	—	146.0
Total compensation and benefits	382.3	—	—	382.3
General, administrative and other expenses	166.2	—	—	166.2
Interest	26.3	—	—	26.3
Interest and other expenses of Consolidated Funds	—	51.0	(10.5)	40.5
Other non-operating expenses	0.3	—	—	0.3
Total expenses	575.1	51.0	(10.5)	615.6
Other income
Net investment losses of Consolidated Funds	—	(2.9)	—	(2.9)
Income before provision for income taxes	60.8	6.6	(6.8)	60.6
Provision for income taxes	17.4	—	—	17.4
Net income	43.4	6.6	(6.8)	43.2
Net income attributable to non-controlling interests in consolidated entities	14.7	—	(0.2)	14.5
Net income attributable to Carlyle Holdings	28.7	6.6	(6.6)	28.7
Net income attributable to non-controlling interests in Carlyle Holdings	11.2	—	—	11.2
Net income attributable to The Carlyle Group L.P.	17.5	6.6	(6.6)	17.5
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group L.P. Common Unitholders	$11.6	$6.6	$(6.6)	$11.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$912.9	$—	$(18.3)	$894.6
Incentive fees	20.5	—	—	20.5
Investment income (loss)
Performance allocations	947.4	—	—	947.4
Principal investment income	197.4	—	(20.7)	176.7
Total investment income	1,144.8	—	(20.7)	1,124.1
Interest and other income	92.9	—	(18.0)	74.9
Interest and other income of Consolidated Funds	—	161.4	—	161.4
Total revenues	2,171.1	161.4	(57.0)	2,275.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	549.9	—	—	549.9
Equity-based compensation	199.5	—	—	199.5
Performance allocations and incentive fee related compensation	526.0	—	—	526.0
Total compensation and benefits	1,275.4	—	—	1,275.4
General, administrative and other expenses	388.0	—	—	388.0
Interest	62.6	—	—	62.6
Interest and other expenses of Consolidated Funds	—	157.3	(35.6)	121.7
Other non-operating expenses	0.9	—	—	0.9
Total expenses	1,726.9	157.3	(35.6)	1,848.6
Other income
Net investment gains of Consolidated Funds	—	12.0	—	12.0
Income before provision for income taxes	444.2	16.1	(21.4)	438.9
Provision for income taxes	36.8	—	—	36.8
Net income	407.4	16.1	(21.4)	402.1
Net income attributable to non-controlling interests in consolidated entities	47.5	—	(5.3)	42.2
Net income attributable to Carlyle Holdings	359.9	16.1	(16.1)	359.9
Net income attributable to non-controlling interests in Carlyle Holdings	233.3	—	—	233.3
Net income attributable to The Carlyle Group L.P.	126.6	16.1	(16.1)	126.6
Net income attributable to Series A Preferred Unitholders	17.7	—	—	17.7
Net income attributable to The Carlyle Group L.P. Common Unitholders	$108.9	$16.1	$(16.1)	$108.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,213.6	$407.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44.9	34.3
Equity-based compensation	107.8	199.5
Non-cash performance allocations and incentive fees	(242.1)	(225.9)
Non-cash principal investment income	(762.3)	(179.1)
Other non-cash amounts	8.0	3.7
Purchases of investments	(234.7)	(419.2)
Proceeds from the sale of investments	337.1	593.1
Payments of contingent consideration	—	(37.5)
Change in deferred taxes, net	21.6	1.4
Change in due from affiliates and other receivables	58.5	(2.8)
Change in deposits and other	(6.3)	(17.9)
Change in accounts payable, accrued expenses and other liabilities	(64.6)	115.3
Change in accrued compensation and benefits	99.3	132.8
Change in due to affiliates	0.3	(39.3)
Change in lease right-of-use asset and lease liability	(17.1)	—
Change in deferred revenue	203.9	185.7
Net cash provided by operating activities	767.9	751.5
Cash flows from investing activities
Purchases of fixed assets, net	(17.5)	(20.1)
Net cash used in investing activities	(17.5)	(20.1)
Cash flows from financing activities
Borrowings under credit facility	42.3	—
Repayments under credit facility	(17.0)	—
Issuance of 3.500% senior notes due 2029, net of financing costs	421.6	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	346.6
Repurchase of 3.875% senior notes due 2023	—	(254.8)
Repayment of term loan	(25.0)	—
Payments on debt obligations	(44.9)	(149.8)
Proceeds from debt obligations	40.9	40.8
Payments of contingent consideration	(0.2)	—
Distributions to common unitholders	(118.4)	(84.3)
Distributions to preferred unitholders	(17.7)	(17.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(242.3)	(191.7)
Contributions from non-controlling interest holders	24.7	17.6
Distributions to non-controlling interest holders	(42.9)	(69.4)
Common units repurchased	(34.5)	(87.5)
Change in due to/from affiliates financing activities	147.1	(58.5)
Net cash used in (provided by) financing activities	133.7	(508.7)
Effect of foreign exchange rate changes	(16.6)	(11.9)
Increase in cash, cash equivalents and restricted cash	867.5	210.8
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$1,505.8	$1,239.6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,489.8	$1,238.2
Restricted cash	16.0	1.4
Total cash, cash equivalents and restricted cash, end of period	$1,505.8	$1,239.6

Cash and cash equivalents held at Consolidated Funds	$124.1	$241.8

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 25 buyout and 11 middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2019, our Corporate Private Equity segment had $84 billion in AUM and $61 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our two infrastructure funds, our two power funds and our two international energy funds. The segment also includes three NGP Predecessor Funds and four NGP Carry Funds advised by NGP. As of September 30, 2019, our Real Assets segment had $45 billion in AUM and $33 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 63 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, and aircraft financing and servicing. As of September 30, 2019, our Global Credit segment had $48 billion in AUM and $37 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 240 fund vehicles. As of September 30, 2019, our Investment Solutions segment had $45 billion in AUM and $28 billion in Fee-earning AUM.

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
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (in the case of structured products), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of September 30, 2019. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO's			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$19.2 bn	2012-2019	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.8 bn	2013-2019	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$0.8 bn	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$0.4 bn	2015	CRP IV	$1.0 bn	2005
CGFSP III	$1.0 bn	2018	Direct Lending			CRP III	$0.6 bn	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$1.7 bn	2017	CPI[2]	$2.4 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.2 bn	2013	International Real Estate
CEP V	€6.3 bn	2018	Opportunistic Credit Carry Fund			CER	€0.5 bn	2017
CEP IV	€3.7 bn	2014	CCOF	$2.4 bn	2017	CEREP III	€2.2 bn	2007
CEP III	€5.3 bn	2007	Energy Credit Carry Funds			Natural Resources Funds
CEP II	€1.8 bn	2003	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
Carlyle Asia Partners			CEMOF I	$1.4 bn	2011	NGP XII	$4.3 bn	2017
CAP V	$6.6 bn	2018	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CBPF II	RMB 1.7 bn	2017	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
CAP IV	$3.9 bn	2014	CSP III	$0.7 bn	2011	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	NGP GAP	$0.4 bn	2014
CAP II	$1.8 bn	2006	Carlyle Aviation Partners			NGP Predecessor Funds
Carlyle Japan Partners			SASOF IV	$1.0 bn	2018	Various[3]	$5.7 bn	2007-2008
CJP IV	¥177.5 bn	2019	SASOF III	$0.8 bn	2015	International Energy Carry Funds
CJP III	¥119.5 bn	2013	SASOF II	$0.6 bn	2012	CIEP II	$1.8 bn	2019
CJP II	¥165.6 bn	2006	Securitization vehicles[2]	$2.3 bn	Various	CIEP I	$2.5 bn	2013
Carlyle Global Partners			9 other vehicles[2]	$2.6 bn	Various	Infrastructure Carry Funds
CGP II	$1.2 bn	2019				CGI	$2.2 bn	2019
CGP I	$3.6 bn	2015				CIP I	$1.1 bn	2006
Carlyle MENA Partners			Investment Solutions			Power Carry Funds
MENA I	$0.5 bn	2008	AlpInvest			CPP II	$1.5 bn	2014
Carlyle South American Buyout Fund			Fund of Private Equity Funds			CPOCP	$0.5 bn	2013
CSABF I	$0.8 bn	2009	85 vehicles	€43.4 bn	2000-2019
Carlyle Sub-Saharan Africa Fund			Secondary Investments
CSSAF I	$0.7 bn	2012	60 vehicles	€16.3 bn	2002-2019
Carlyle Peru Fund			Co-Investments
CPF I	$0.3 bn	2012	59 vehicles	€15.1 bn	2002-2019
Middle Market & Growth Carry Funds			Metropolitan Real Estate
Carlyle U.S. Venture/Growth Partners			Real Estate Fund of Funds
CEOF II	$2.4 bn	2015	36 vehicles	$5.0 bn	2002-2019
CEOF I	$1.1 bn	2011
CUSGF III	$0.6 bn	2006
CVP II	$0.6 bn	2001
Carlyle Europe Technology Partners
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014
CETP II	€0.5 bn	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
CAGP III	$0.7 bn	2005
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of September 30, 2019 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of September 30, 2019.

(2)	Amounts represent Total AUM as of September 30, 2019.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(4)	Real Assets also includes the Legacy Energy funds, which we jointly advise with Riverstone Holdings L.L.C. The impact of these funds is no longer significant to our results of operations.

Trends Affecting our Business
Expectations for global economic growth continued to moderate through the third quarter of the year. In the U.S., growth has decelerated relative to 2018 due to weakness in the industrial sector and business spending, but consumption remains strong amid low unemployment, robust real wage growth and generally strong household balance sheets. The softness in business spending appears to be attributable to some combination of weak corporate earnings, heightened “late-cycle” fears among business managers and the effects from the U.S.-China trade dispute, which has depressed global trade volumes and industrial orders. Rising compensation and input costs have led to a decline in operating margins, while a stubbornly strong dollar continues to weigh on the domestic value of foreign sales and earnings.
Geopolitical uncertainty and trade frictions continued to exert a significant impact on the world economy during the third quarter. Tensions in the Persian Gulf together with uncertainty stemming from politics in the U.S., Britain and elsewhere have combined to depress business sentiment, contributing to weaker investment demand. Global trade volumes are currently contracting at a 1% annual rate, a sharp contrast to the 4% growth experienced this time last year. In China, official data indicate real gross domestic product grew 6% in the third quarter of 2019 as compared to a year earlier, slightly lower than growth in the second quarter, which had already been the lowest rate recorded since the series began in 1992. This relative weakness was largely driven by exports, housing and manufacturing. Data over the past six-to-nine months also highlight that the costs of the trade dispute have negatively affected the overall global economy. In its October World Economic Outlook, the IMF estimates that global growth will amount to just 3% in 2019 and that the bulk of the slowdown from 4% growth at the start of 2018 can be attributed to global trade. Trends in manufacturing surveys, sentiment indices, and long-term yields, all closely track the fall in global trade volumes. Since the global trade system is based on integrated, cross-border value chains, negative effects in one part of the network quickly spread to the rest.
In response to economic weakness and the absence of inflationary pressures through the first three quarters of 2019, major central banks continue to adopt accommodative policy stances. More central banks are easing simultaneously than at any point since the Global Financial Crisis. In the U.S., the Federal Reserve announced another 25 basis point cut to the target federal funds rate on October 30. Furthermore, to address recent liquidity issues in the money markets, the Federal Reserve has initiated reserve management purchases and repurchase operations, the former of which is anticipated to continue into at least the second quarter of 2020. The Reserve Bank of India cut its policy interest rate by 25 basis points for the fifth time this year after GDP growth in the second quarter of 2019 continued to disappoint at a 5% annual rate. The European Central Bank cut the interest rate on its deposit facility by 10 basis points on September 12, and formally announced that its asset purchase program will restart on November 1. In light of the lower interest rate environment, in September we issued $425.0 million aggregate principal amount of 3.500% senior notes and announced the redemption of our 5.875% preferred units, which was completed in October. A lower-for-longer interest rate environment and record levels of negative-yielding debt are raising concerns about traditional fixed-income funds’ abilities to weather future shocks; the IMF estimates that one-sixth of all fixed-income fund assets would experience a liquidity shortfall in the case of a significant redemption event. With longer-term investment horizons and secure funding, our Global Credit platform should be well positioned to withstand and even benefit from future bouts of volatility.
Global equity markets were roughly flat over the quarter, but remain at generally high levels, with positive sentiment around central bank easing offset by seesawing anxiety over developments in U.S.-China trade negotiations and worsening news on global growth numbers. The S&P 500 rose 1.2% in the third quarter, the MSCI ACWI-All Cap was down 0.7%, and the EuroStoxx 600 was up 2.2%, while the Shanghai Composite was down 2.5%. Valuations, however, continue to hit new highs, as prices have remained steady in the face of declining earnings. Third quarter earnings for companies in the S&P 500 are estimated to have fallen by nearly 5% year-over-year, marking the third consecutive quarter of declines. Overall, investors pulled $60 billion out of U.S. stock funds during the third quarter, compared to a net inflow of $20 billion from the same period a year ago. The outflows were entirely driven by continuing flight from actively managed funds. Assets in passively managed index funds surpassed those in actively managed ones for the first time ever in August of this year. Bond and U.S. money-market funds had net inflows of $118 billion and $225 billion, respectively, for the third quarter. For U.S. money-market funds, this was the largest net quarterly inflow in at least a decade. United States corporate bond yields across the credit spectrum, with the exception of CCC-rated and below, fell roughly 25 basis points over the quarter. By contrast, yields on the lowest-rated junk debt continued to diverge from the rest, rising 90 basis points over the quarter.
Our overall carry fund portfolio experienced slower appreciation of 2% in the third quarter, reflecting generally flat public markets and continued weakness in certain energy and energy-related investments. Our Corporate Private Equity funds appreciated by 1% in the quarter and our Real Estate funds appreciated by 3%. However, our Natural Resources funds depreciated by 3% in the quarter, primarily reflecting continued downward pressure on energy funds with significant development and non-producing investments. Our Global Credit carry funds depreciated by 2% in the third quarter, primarily driven by our Energy Mezzanine funds. While our Investment Solutions funds appreciated by 7%, these funds generally have no exposure to energy, and experienced positive impacts from foreign currency translation. Our public portfolio (which represents approximately 6% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) depreciated 8% in the third quarter, reflecting the impact of certain energy investments in the portfolio.
We raised $5.7 billion of new capital in the third quarter, and have surpassed our multi-year $100 billion fundraising target. We believe we will continue to raise incremental new capital throughout the remainder of the year. While we expect additional funds to launch over the next several quarters, our overall fundraising pace has decelerated from the last few years given the mix of our investment products in the market. Though the pace of fundraising has slowed, we believe our level of management fees will remain relatively stable as approximately 98% of our fee-earning AUM is in long term fund structures and is not subject to quarterly redemption.
During the third quarter, our carry funds invested $3.4 billion in new or follow-on transactions and have invested approximately $25.7 billion over the last twelve months. However, across the market overall corporate exit activity has declined in 2019 as compared to 2018 as management teams appear more hesitant to undertake large acquisitions due to increasing geopolitical and economic uncertainty. Although mergers and acquisitions transactions were down just 2.5% globally in the nine months of 2019 relative to the same period in 2018, syndicated lending in the U.S. - a purer measure of risk appetite - fell 28% from the previous quarter, the lowest volume since the third quarter of 2016.
The investment environment remains challenging and competitive against this backdrop. High levels of dry powder in our industry combined with slowing global growth, continuing trade policy tensions and volatile markets could adversely affect both investment pace and realizations in our funds for the remainder of 2019. In the three and twelve month periods ended September 30, 2019, we realized proceeds from our carry funds of $5.7 billion and $19.7 billion, respectively, compared to $6.4 billion and $27.1 billion in the three month and twelve month periods ended September 30, 2018, respectively. Accordingly, our net realized performance revenues have trended lower than prior years. Our net accrued performance revenue balance decreased 7% from the second quarter to $1.8 billion, reflecting both realizations and the reversal of net accrued performance revenues driven in part by levels of appreciation lower than the respective funds' hurdle rates.
During the quarter, there has been continued public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments. We anticipate that such active debate and media coverage will continue to increase in connection with the 2020 U.S. presidential election cycle as financial proposals are put forth by potential U.S. presidential candidates. We continue to monitor these developments to analyze their potential impact on our business.
Recent Transactions
On July 31, 2019, we announced our decision to convert (the “Conversion”) The Carlyle Group L.P. (the “Partnership”) from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Corporation”). See “— Conversion to a Corporation.”
Distributions
In October 2019, the Board of Directors of our general partner declared a quarterly distribution of $0.31 per unit to common unitholders of record at the close of business on November 12, 2019, payable on November 19, 2019.
Senior Note Issuance and Preferred Unit Redemption
In September 2019, we issued $425 million of 3.500% senior notes due 2029 and issued a redemption notice pursuant to the tax redemption provisions of the Preferred Units to redeem them in full. The redemption was completed on October 7, 2019 at a redemption price of $25.339757, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding the redemption date. See Notes 5 and 12 of our unaudited condensed consolidated financial statements for more information on the senior notes and Preferred Units, respectively.
Conversion to a Corporation
On July 31, 2019, we announced our decision to convert The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. We expect the Conversion to become effective on January 1, 2020 (such date and time at which the Conversion becomes effective, the “Effective Time”). The Conversion was unanimously approved by the board of directors of our general partner, Carlyle Group Management L.L.C., following our receipt of special approval of the Conversion from the conflicts committee of the board of directors of our general partner, pursuant to our limited partnership agreement. Under section 14.3(c) of our limited partnership agreement, no vote of the unitholders is required or will be sought for the Conversion.
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
At the Effective Time, (a) each common unit of the Partnership (“Common Unit”) outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of common stock, $0.01 par value per share, of the Corporation (“Common Stock”), (b) each special voting unit of the Partnership outstanding immediately prior to the Effective Time will be canceled for no consideration and the former holder(s) thereof will cease to have any rights with respect thereto and (c) each general partner unit of the Partnership outstanding immediate prior to the Effective Time will be canceled for no consideration and the former holder(s) thereof will cease to have any rights with respect thereto, in each case without any action required on the part of the Partnership, the Corporation, any former holder of any Partnership interest or other person.
In connection with the Conversion, at or prior to the Effective Time, holders of Carlyle Holdings partnership units will also exchange such units for an equivalent number of shares of common stock in the Corporation and certain other restructuring steps will occur (such restructuring steps, together with the Termination of the Tax Receivable Agreement and the Conversion, the “Transactions”).
Holders of Carlyle Holdings partnership units will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in the Transactions, payable in five annual installments of $0.30 each beginning in 2020. The payment obligations will be general unsecured obligations of the Corporation or a subsidiary thereof and will not bear interest. We anticipate that the net impact on Carlyle of these payments will be partially offset by tax benefits.
As a result of the Transactions, holders of Common Units and the former Carlyle Holdings limited partners will become holders of Common Stock, which will continue to be listed on the Nasdaq Global Select Market under the symbol “CG” at the opening of trading immediately following the Effective Time.
Prior to the Effective Time, we will notify Nasdaq that the Certificate of Conversion will be filed with the Secretary of State of Delaware and request that, as of the open of business on the first trading day following the Effective Date, Nasdaq cease trading of the Common Units on Nasdaq and commence trading of the Common Stock on Nasdaq under the existing ticker symbols “CG”. It is expected that a new CUSIP number will be issued for the Common Stock.
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
The foregoing descriptions are qualified by reference to the forms of the Certificate of Incorporation, Bylaws, and stockholder agreements filed as Exhibits 3.3, 3.4 and 10.5, respectively, to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the SEC on July 31, 2019.
Post-Conversion Dividend Policy
We anticipate that our dividend policy as a corporation will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually) starting with the distribution for the fourth quarter, which is payable in February 2020, subject to the discretion of our board of directors and compliance with applicable law. We believe that the fixed dividend will enhance capital allocation flexibility and offers an attractive yield.
Termination of Tax Receivable Agreement
Holders of Carlyle Holdings partnership units will cease to have any rights to payments under, or in connection with the termination of, the tax receivable agreement except for payment obligations pre-existing at the time of the Transactions with respect to exchanges that have occurred prior to the Transactions and consideration received at the time of the Transactions. By terminating the tax receivable agreement apart from legacy payment obligations relating to historical exchanges that occurred prior to the Transactions, we believe we will further enhance the alignment between the senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships and public stockholders.

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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of September 30, 2019 were approximately 17% of total management fees recognized during both the three and nine months ended September 30, 2019, respectively. Management fees attributable to CP VII were approximately 19% and 12% of total management fees recognized during the three and nine months ended September 30, 2018, respectively. No other fund generated over 10% of total management fees in the periods presented.
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

Performance allocations in excess of 10% of the total for the three and nine months ended September 30, 2019 and 2018 were generated from the following funds:

Three Months Ended September 30,				Nine Months Ended September 30,
2019		2018		2019		2018
(Dollars in millions)
CAP IV	$(99.9)	Alpinvest Co - & Secondary Investments 2006-2008	$46.4	CRP V	$183.6	CP VI	$210.7
CEP IV	(41.9)	CP VI	46.0	CP VI	86.8	CEP IV	115.8
CSP IV	(12.7)	CP V	39.7	Alpinvest Co - & Secondary Investments 2006-2008	80.2	CP V	105.2
Alpinvest Co - & Secondary Investments 2006-2008	58.1	CRP VII	32.0			CRP VII	111.1
CP VI	35.3	CAP IV	(89.2)			CAP IV	(133.9)
CRP VII	27.1
CRP V	19.4
CAP V	16.5
CETP III	22.6
CP V	12.5
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2019 and 2018, the reversals of performance allocations were $179.5 million and $103.8 million, respectively. For the nine months ended September 30, 2019 and 2018, the reversals of performance allocations were $117.6 million and $181.5 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of September 30, 2019, accrued performance allocations and accrued giveback obligations were $3.9 billion and $63.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2019 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of September 30, 2019, $36.0 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $27.2 million. The Partnership uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of September 30, 2019 are $1.8 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2019, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
The following table summarizes the total amount of aggregate giveback obligations that we have realized since Carlyle’s inception. Given various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, the table below also summarizes the amount that was attributable to Carlyle Holdings:

	Inception through September 30, 2019
	Total Giveback	Giveback Attributable to Carlyle Holdings
	(Dollars in millions)
Various Legacy Energy Funds	$154.7	$55.0
All other Carlyle Funds	56.9	0.6
Aggregate Giveback since Inception	$211.6	$55.6
The amounts above include $38.6 million attributable to Legacy Energy Fund IV that was realized during the nine months ended September 30, 2019, of which $19.0 million was attributable to Carlyle Holdings.
The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Partnership’s portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distributions to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
In addition, in our discussion of our non-GAAP results, we use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized net performance revenues recognized each period. See “— Segment Analysis” for the realized net performance revenues by segment and related discussion for each period.
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Investment income also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Principal investment income also includes our share of earnings from our strategic investment in Fortitude Re. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2019:

	As of September 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$2,234	$2,938	$214	$1,463	$6,849
Level II	332	162	1,471	125	2,090
Level III	49,218	24,227	37,851	29,026	140,322
Fair Value of Investments	51,784	27,327	39,536	30,614	149,261
Available Capital	32,305	17,611	8,469	14,187	72,572
Total AUM	$84,089	$44,938	$48,005	$44,801	$221,833
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that resulted in increases to our equity-based compensation expenses in 2017 and 2018. However, we intend to grant fewer equity awards to employees than we have previously. For example, in February 2018 and 2019, we granted approximately 11.3 million and 5.3 million of deferred restricted common units, respectively, across a significant number of our employees; these awards vest over a period of 12 to 60 months. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2019, our U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
On July 31, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. We anticipate that the Conversion will be effective January 1, 2020 and following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
We record significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Partnership’s financial statements. As described above under “—Conversion to a Corporation—Conversion Steps,” the limited partners of the Carlyle Holdings partnerships will exchange their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Transactions. As a result, we expect that following the Conversion, the consolidated balance sheet of The Carlyle Group Inc. will not reflect any non-controlling interests in Carlyle Holdings.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2019	2018
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$69,816	$63,231
Fee-earning AUM based on invested capital (2)	42,092	40,208
Fee-earning AUM based on collateral balances, at par (3)	24,831	21,013
Fee-earning AUM based on net asset value (4)	4,241	2,485
Fee-earning AUM based on lower of cost or fair value and other (5)	17,862	20,464
Balance, End of Period (6) (7)	$158,842	$147,401

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our open-ended funds, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2019, the Legacy Energy Funds had, in the aggregate, approximately $2.9 billion in AUM and $2.5 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $7.6 billion of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$158,442	$146,477	$159,552	$124,595
Inflows, including Commitments (1)	4,663	3,499	12,233	34,267
Outflows, including Distributions (2)	(2,920)	(2,576)	(11,940)	(10,322)
Market Appreciation/(Depreciation) (3)	30	107	92	85
Foreign Exchange and other (4)	(1,373)	(106)	(1,095)	(1,224)
Balance, End of Period	$158,842	$147,401	$158,842	$147,401

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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$222,658	$216,470
New Commitments (1)	5,737	16,136
Outflows (2)	(6,039)	(14,314)
Market Appreciation/(Depreciation) (3)	2,368	7,777
Foreign Exchange Gain/(Loss) (4)	(2,455)	(2,868)
Other (5)	(436)	(1,368)
Balance, End of Period	$221,833	$221,833

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
Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q3 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
12%
10%
8%
6%
4%
2%
0%
-2%
Appreciation/Depreciation
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500

Q3 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
12%
10%
8%
6%
4%
2%
0%
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500

YTD 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
25%
20%
15%
10%
5%
0%
Appreciation/Depreciation
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500

YTD 2018
Carlyle Carry Fund Portfolio(3)
Public Markets
25%
20%
15%
10%
5%
0%
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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 6% of remaining fair value at September 30, 2019 and 12% of remaining fair value at September 30, 2018. For Q3 2019, public investments depreciated 8% while private investments appreciated 1%, compared to 3% public depreciation and 3% private appreciation for Q3 2018. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

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

Consolidation of Certain Carlyle Funds
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of September 30, 2019, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for both the three and nine months ended September 30, 2019 and 1% of our investment income for the three months ended September 30, 2019.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2019, our consolidated CLOs held approximately $4.6 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$359.5	$328.8	$1,103.8	$894.6
Incentive fees	9.9	6.8	26.8	20.5
Investment income
Performance allocations	112.4	214.2	709.1	947.4
Principal investment income	212.2	44.4	856.0	176.7
Total investment income	324.6	258.6	1,565.1	1,124.1
Interest and other income	23.3	24.4	71.5	74.9
Interest and other income of Consolidated Funds	51.3	60.5	149.5	161.4
Total revenues	768.6	679.1	2,916.7	2,275.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	200.0	186.6	631.9	549.9
Equity-based compensation	36.6	49.7	107.8	199.5
Performance allocations and incentive fee related compensation	92.6	146.0	391.6	526.0
Total compensation and benefits	329.2	382.3	1,131.3	1,275.4
General, administrative and other expenses	121.7	166.2	344.9	388.0
Interest	20.0	26.3	59.2	62.6
Interest and other expenses of Consolidated Funds	34.1	40.5	99.7	121.7
Other non-operating expenses	0.3	0.3	1.0	0.9
Total expenses	505.3	615.6	1,636.1	1,848.6
Other income
Net investment gains (losses) of Consolidated Funds	(1.9)	(2.9)	(6.9)	12.0
Income before provision for income taxes	261.4	60.6	1,273.7	438.9
Provision for income taxes	9.4	17.4	48.9	36.8
Net income	252.0	43.2	1,224.8	402.1
Net income attributable to non-controlling interests in consolidated entities	10.5	14.5	45.8	42.2
Net income attributable to Carlyle Holdings	241.5	28.7	1,179.0	359.9
Net income attributable to non-controlling interests in Carlyle Holdings	149.3	11.2	789.8	233.3
Net income attributable to The Carlyle Group L.P.	92.2	17.5	389.2	126.6
Net income attributable to Series A Preferred Unitholders	7.3	5.9	19.1	17.7
Series A Preferred Units redemption premium	16.5	—	16.5	—
Net income attributable to The Carlyle Group L.P. common unitholders	$68.4	$11.6	$353.6	$108.9

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.60	$0.11	$3.17	$1.06
Diluted	$0.55	$0.10	$2.93	$0.96
Weighted-average common units
Basic	114,930,365	105,560,193	111,547,969	102,936,949
Diluted	124,875,070	346,930,017	120,558,967	112,851,327

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 and Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
Total revenues increased $89.5 million, or 13%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $641.2 million, or 28%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Total Revenues, September 30, 2018	$679.1	$2,275.5
Increases (Decreases):
Increase in fund management fees	30.7	209.2
Increase in incentive fees	3.1	6.3
Increase in investment income, including performance allocations	66.0	441.0
Decrease in interest and other income	(1.1)	(3.4)
Decrease in interest and other income of Consolidated Funds	(9.2)	(11.9)
Total increase	89.5	641.2
Total Revenues, September 30, 2019	$768.6	$2,916.7
Fund Management Fees. Fund management fees increased $30.7 million, or 9%, to $359.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and increased $209.2 million, or 23%, to $1.1 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$62.5	$274.0
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(27.8)	(99.0)
(Decrease) Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(6.8)	20.9
Higher transaction and portfolio advisory fees	2.3	11.7
All other changes	0.5	1.6
Total increase in fund management fees	$30.7	$209.2
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $9.9 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively, and $33.0 million and $21.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in transaction and portfolio advisory fees for the nine months ended September 30, 2019 resulted primarily from transaction fees earned related to investments in one of our U.S. buyout funds and CCS underwriting fees in 2019.

Investment Income. Investment income increased $66.0 million to $324.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $441.0 million to $1.6 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Decrease in performance allocations, excluding NGP	$(101.8)	$(238.3)
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(95.6)	(178.4)
Increase (decrease) in investment income from our buyout and growth funds	1.5	(8.7)
Increase in losses on foreign currency hedges	(1.6)	(0.3)
Decrease in investment income from our real assets funds, excluding NGP	(1.7)	(3.8)
Increase from the settlement of CEREP I tax matter in 2019	—	71.5
Decrease in investment income from our distressed debt funds and energy mezzanine funds	(10.1)	(7.0)
Decrease in investment income from CLOs	(3.6)	(0.9)
Investment income from Fortitude Re (1)	281.6	808.9
All other changes	(2.7)	(2.0)
Total increase in investment income	$66.0	$441.0
(1) The Partnership’s earnings from its investment in Fortitude Re for the three and nine months ended September 30, 2019 were $281.6 million and $808.9 million, respectively, which represents 19.9% of Fortitude Re’s estimated net income for the respective periods. These amounts are inclusive of $213.5 million and $673.7 million of unrealized gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The significant increase in fair value on the embedded derivatives during the quarter is primarily a result of a narrowing of credit spreads during the period.
Performance Allocations. Performance allocations decreased $101.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $238.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2019 and 2018 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$(53.8)	$52.2	$161.5	$520.8
Real Assets	54.6	58.2	313.6	193.3
Global Credit	4.1	(0.5)	28.2	14.4
Investment Solutions	107.5	104.3	205.8	218.9
Total performance allocations	$112.4	$214.2	$709.1	$947.4

Total carry fund appreciation	2%	3%	7%	12%
Refer to “— Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented.
Expectations for global economic growth have continued to moderate through the third quarter of the year as trade tensions continue to exert a significant impact on the world economy. In response to economic weakness and in the absence of inflationary pressures through the first three quarters of the year, major central banks continue to adopt accommodative policy stances, with more central banks easing simultaneously than at any point since the Global Financial Crisis. However, positive sentiment around central bank easing has been offset by anxiety over U.S.-China trade negotiations and worsening news on global growth numbers, and global equity markets, while still high, were roughly flat over the quarter. Our overall carry fund portfolio experienced slower appreciation in the quarter, reflecting the flat public markets and continued weakness in the energy and energy-related investments in our portfolio. Our Corporate Private Equity funds appreciated by 1% in the quarter and our Real Estate funds appreciated by 3%. However, our Natural Resources funds depreciated by 3% in the quarter, primarily reflecting downward pressure on energy funds with significant development and non-producing investments. Our Global Credit carry funds depreciated by 2% in the third quarter, primarily driven by our Energy Mezzanine funds. While our Investment Solutions funds appreciated by 7%, these funds are generally valued on a quarter lag, and experienced positive impacts from foreign currency translation. Our public portfolio (which represents approximately 6% of the remaining fair value across our Corporate Private Equity, Real Assets and Global Credit carry fund portfolio) depreciated 8% in the third quarter, reflecting the impact of certain energy investments in the portfolio.
Interest and Other Income. Interest and other income decreased $1.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and decreased $3.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Decreases were primarily as a result of decreased interest income related to corporate treasury investments, partially offset by the reimbursement of certain costs incurred on behalf of Carlyle funds.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds decreased $9.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $11.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Substantially all of the decrease in interest and other income of Consolidated Funds relates to decreased interest income from CLOs.
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
Expenses
Total expenses decreased $110.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $212.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Total Expenses, September 30, 2018	$615.6	$1,848.6
Increases (Decreases):
Decrease in total compensation and benefits	(53.1)	(144.1)
Decrease in general, administrative and other expenses	(44.5)	(43.1)
Decrease in interest and other expenses of Consolidated Funds	(6.4)	(22.0)
All other changes	(6.3)	(3.3)
Total decrease	(110.3)	(212.5)
Total Expenses, September 30, 2019	$505.3	$1,636.1

Total Compensation and Benefits. Total compensation and benefits decreased $53.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $144.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Increase in cash-based compensation and benefits	$13.4	$82.0
Decrease in equity-based compensation	(13.1)	(91.7)
Decrease in performance allocations and incentive fee related compensation	(53.4)	(134.4)
Decrease in total compensation and benefits	$(53.1)	$(144.1)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $13.4 million, or 7%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $82.0 million, or 15%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Increase in headcount and bonuses	$7.2	$72.2
Decrease in compensation costs associated with fundraising activities	(4.1)	(27.6)
Increase associated with the Carlyle Aviation Partners acquisition:
Compensation and benefits	4.7	15.0
Contingent earnout	5.6	22.4
Total increase in cash-based compensation and benefits	$13.4	$82.0
Equity-based Compensation. Equity-based compensation decreased $13.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the lower rate of ongoing grants of deferred restricted common units during 2019. Equity-based compensation decreased $91.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the timing of the last vesting of awards related to our initial public offering in 2012 in May 2018.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $53.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $134.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 82% and 55% for the three and nine months ended September 30, 2019, respectively, and 68% and 56% for both the three and nine months ended September 30, 2018. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle. During both the three months ended September 30, 2019 and 2018, we saw a greater proportion of our performance allocations from our AlpInvest funds.

General, Administrative and Other Expenses. General, administrative and other expenses decreased $44.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $43.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Lease assignment and termination costs	$(63.5)	$(66.9)
Higher depreciation and intangible asset amortization	3.8	10.7
Higher professional fees, including corporate conversion costs	10.8	30.8
Lower external fundraising costs	(0.8)	(34.5)
Foreign exchange and other changes	5.2	16.8
Total decrease in general, administrative and other expenses	$(44.5)	$(43.1)

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $6.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $22.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decreases are primarily due to lower interest expense on the consolidated CLOs.
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
Net Investment Gains of Consolidated Funds
For the three months ended September 30, 2019, net investment losses of Consolidated Funds were $1.9 million as compared to net investment losses of $2.9 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net investment losses of Consolidated Funds were $6.9 million as compared to net investment gains of $12.0 million for the nine months ended September 30, 2018. For both the three and nine months ended September 30, 2019 and 2018, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Realized gains (losses)	$1.9	$(2.5)	$(9.5)	$(6.8)
Net change in unrealized gains (losses)	(1.3)	(8.1)	28.3	(45.3)
Total gains (losses)	0.6	(10.6)	18.8	(52.1)
Gains (Losses) from liabilities of CLOs	(2.5)	7.7	(25.7)	64.1
Total net investment gains (losses) of Consolidated Funds	$(1.9)	$(2.9)	$(6.9)	$12.0

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $10.5 million for the three months ended September 30, 2019 as compared to net income of $14.5 million for the three months ended September 30, 2018. Net income attributable to non-controlling interests in consolidated entities was $45.8 million for the nine months ended September 30, 2019 as compared to net income of $42.2 million for the nine months ended September 30, 2018. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

Net Income Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $68.4 million for the three months ended September 30, 2019 as compared to $11.6 million for the three months ended September 30, 2018. The net income attributable to The Carlyle Group L.P. common unitholders was $353.6 million for the nine months ended September 30, 2019 as compared to $108.9 million for the nine months ended September 30, 2018. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 34% and 32% as of September 30, 2019 and 2018, respectively). Net income or loss attributable to The Carlyle Group L.P. common unitholders also includes 100% of the net income (loss) attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $9.8 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $(11.5) million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings. In addition, net income attributable to The Carlyle Group L.P. common unitholders for the three and nine months ended September 30, 2019 was reduced by the Series A preferred units redemption premium.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2019 and 2018. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total Segment Revenues	$527.8	$641.3	$1,529.4	$1,640.5
Total Segment Expenses	367.1	431.3	1,054.5	1,177.1
Distributable Earnings	$160.7	$210.0	$474.9	$463.4
(-) Realized Net Performance Revenues	57.7	123.9	85.5	276.6
(-) Realized Principal Investment Income	7.3	7.0	85.3	43.4
(+) Net Interest	13.1	9.9	40.7	31.6
(=) Fee Related Earnings	$108.8	$89.0	$344.8	$175.0

The following table sets forth our total segment revenues for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$384.6	$355.2	$1,180.7	$970.8
Portfolio advisory fees, net and other	5.3	9.8	16.1	25.1
Transaction fees, net	5.8	—	19.9	6.8
Total fund level fee revenues	395.7	365.0	1,216.7	1,002.7
Realized performance revenues	118.3	260.2	209.4	570.7
Realized principal investment income	7.3	7.0	85.3	43.4
Interest income	6.5	9.1	18.0	23.7
Total Segment Revenues	$527.8	$641.3	$1,529.4	$1,640.5
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$194.1	$186.4	$603.5	$547.8
Realized performance revenue related compensation	60.6	136.3	123.9	294.1
Total compensation and benefits	254.7	322.7	727.4	841.9
General, administrative, and other indirect expenses	81.0	80.9	236.7	254.6
Depreciation and amortization expense	11.8	8.7	31.7	25.3
Interest expense	19.6	19.0	58.7	55.3
Total Segment Expenses	$367.1	$431.3	$1,054.5	$1,177.1

Income before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$261.4	$60.6	$1,273.7	$438.9
Adjustments:
Net unrealized performance revenues	126.2	54.6	(112.0)	(202.3)
Unrealized principal investment income	(198.7)	(6.9)	(672.2)	(25.4)
Adjusted unrealized principal investment income from investment in Fortitude Re	(68.1)	—	(135.2)	—
Equity-based compensation(1)	38.9	52.0	116.6	208.2
Acquisition related charges, including amortization of intangibles and impairment	11.2	2.4	38.6	16.2
Other non-operating expense	0.3	0.3	1.0	0.9
Tax expense associated with performance fee revenues	(10.8)	(12.7)	(13.3)	(11.0)
Net income attributable to non-controlling interests in consolidated entities	(10.5)	(14.5)	(45.8)	(42.2)
Lease assignment and termination costs	—	63.5	—	66.9
Debt extinguishment costs	—	7.8	0.1	7.8
Corporate conversion costs, severance and other adjustments	10.8	2.9	23.4	5.4
(=) Distributable Earnings	$160.7	$210.0	$474.9	$463.4
(-) Realized net performance revenues(2)	57.7	123.9	85.5	276.6
(-) Realized principal investment income(2)	7.3	7.0	85.3	43.4
(+) Net Interest	13.1	9.9	40.7	31.6
(=) Fee Related Earnings	$108.8	$89.0	$344.8	$175.0

(1)
Equity-based compensation for the three and nine months ended September 30, 2019 includes $3.4 million and $11.0 million, respectively, which is included in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations. Equity-based compensation for the three and nine months ended September 30, 2019 also includes $0.1 million and $0.2 million, respectively, related to units issued in conjunction with a previous acquisition.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$112.4	$5.9	$118.3
Performance revenues related compensation expense	92.6	(32.0)	60.6
Net performance revenues	$19.8	$37.9	$57.7

Principal investment income (loss)	$212.2	$(204.9)	$7.3

	Nine Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$709.1	$(499.7)	$209.4
Performance revenues related compensation expense	391.6	(267.7)	123.9
Net performance revenues	$317.5	$(232.0)	$85.5

Principal investment income (loss)	$856.0	$(770.7)	$85.3

	Three Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$214.2	$46.0	$260.2
Performance revenues related compensation expense	146.0	(9.7)	136.3
Net performance revenues	$68.2	$55.7	$123.9

Principal investment income (loss)	$44.4	$(37.4)	$7.0

	Nine Months Ended September 30, 2018
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$947.4	$(376.7)	$570.7
Performance revenues related compensation expense	526.0	(231.9)	294.1
Net performance revenues	$421.4	$(144.8)	$276.6

Principal investment income (loss)	$176.7	$(133.3)	$43.4
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Corporate Private Equity	$81.7	$121.3	$206.3	$247.6
Real Assets	63.3	66.2	216.0	151.3
Global Credit	11.1	10.0	34.1	34.8
Investment Solutions	4.6	12.5	18.5	29.7
Distributable Earnings	$160.7	$210.0	$474.9	$463.4
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$192.2	$175.8	$572.5	$437.9
Portfolio advisory fees, net and other	4.3	7.6	11.4	17.3
Transaction fees, net	4.4	—	12.1	3.9
Total fund level fee revenues	200.9	183.4	596.0	459.1
Realized performance revenues	33.3	143.6	67.9	383.6
Realized principal investment income	1.8	4.2	0.5	24.4
Interest income	1.7	3.0	4.1	7.5
Total revenues	237.7	334.2	668.5	874.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	92.6	93.9	290.4	281.6
Realized performance revenues related compensation	14.9	66.1	30.7	180.8
Total compensation and benefits	107.5	160.0	321.1	462.4
General, administrative, and other indirect expenses	34.8	41.1	102.2	130.5
Depreciation and amortization expense	5.7	4.3	15.1	12.5
Interest expense	8.0	7.5	23.8	21.6
Total expenses	156.0	212.9	462.2	627.0
Distributable Earnings	$81.7	$121.3	$206.3	$247.6
(-) Realized Net Performance Revenues	18.4	77.5	37.2	202.8
(-) Realized Principal Investment Income	1.8	4.2	0.5	24.4
(+) Net Interest	6.3	4.5	19.7	14.1
(=) Fee Related Earnings	$67.8	$44.1	$188.3	$34.5

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 and Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Distributable Earnings
Distributable Earnings decreased $39.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $41.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2018	$121.3	$247.6
Increases (decreases):
Increase in fee related earnings	23.7	153.8
Decrease in realized net performance revenues	(59.1)	(165.6)
Decrease in realized principal investment income	(2.4)	(23.9)
Increase in net interest	(1.8)	(5.6)
Total decrease	(39.6)	(41.3)
Distributable Earnings, September 30, 2019	$81.7	$206.3
Realized Net Performance Revenues. Realized net performance revenues decreased $59.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to lower realizations in our U.S. and Asia buyout funds as well as in our Europe growth funds.
Realized net performance revenues decreased $165.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to lower realizations in our U.S., Europe and Asia buyout funds as well as our Europe growth funds. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
CETP II	CP V	CP V	CP V
CGFSP II	CAP III	CAP III	CEP III
	CETP III	CETP II	CAP III
		CGFSP II	CETP III
Realized Principal Investment Income. Realized principal investment income was $0.5 million for the nine months ended September 30, 2019 as compared to realized principal investment income of $24.4 million for the nine months ended September 30, 2018. The decrease was primarily due to lower realized gains from our investments in U.S. buyout funds, as well as realized losses for the nine months ended September 30, 2019 compared to realized gains for nine months ended September 30, 2018 in our Europe buyout funds.

Fee Related Earnings
Fee Related Earnings increased $23.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $153.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2018	$44.1	$34.5
Increases (decreases):
Increase in fee revenues	17.5	136.9
Decrease (increase) in cash-based compensation and benefits	1.3	(8.8)
Decrease in general, administrative and other indirect expenses	6.3	28.3
All other changes	(1.4)	(2.6)
Total increase	23.7	153.8
Fee Related Earnings, September 30, 2019	$67.8	$188.3
Fee Revenues. Total fee revenues increased $17.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $136.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Higher fund management fees	$16.4	$134.6
Higher transaction fees	4.4	8.2
Lower portfolio advisory fees, net and other	(3.3)	(5.9)
Total increase in fee revenues	$17.5	$136.9
The increase in fund management fees for three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to the activation of management fees during the fourth quarter of 2018 on our fifth Europe buyout fund (“CEP V”) and during the third quarter of 2019 on our fourth Europe growth fund (“CETP IV”).
The increase in fund management fees for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”), as well as activation of management fees during the fourth quarter of 2018 in CEP V and during the third quarter of 2019 in CETP IV. These increases were partially offset by lower fee rates and a lower basis for CP VI, CAP IV, CEP IV and CETP III as they have exited the investment period.
The total weighted-average management fee rates as of September 30, 2019 and 2018 were 1.23% and 1.22%, respectively. Fee-earning assets under management were $61.2 billion and $56.3 billion as of September 30, 2019 and 2018, respectively, an increase of $4.9 billion.
The increase in transaction fees for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 resulted primarily from transaction fees related to investments in one of our Japan buyout funds.
The increase in transaction fees for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 resulted primarily from transaction fees related to investments in one of our U.S. buyout funds and one of our Japan buyout funds, partially offset by transaction fees in one of our Asia buyout funds in nine months ended September 30, 2018.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $8.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in headcount and an increase in projected year-end bonuses, partially offset by lower compensation costs related to fundraising activities of approximately $20.6 million.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $6.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to lower professional fees as well as lower external costs associated with fundraising activities of approximately $2.0 million.
General, administrative and other indirect expenses decreased $28.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to lower external costs associated with fundraising activities of approximately $29.9 million.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2019	2018
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$37,687	$33,416
Fee-earning AUM based on invested capital	21,552	20,430
Fee-earning AUM based on lower of cost or fair value	1,996	2,454
Total Fee-earning AUM	$61,235	$56,300
Weighted Average Management Fee Rates (2)
All Funds	1.23%	1.22%
Funds in Investment Period	1.44%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$60,518	$56,310	$62,358	$35,584
Inflows, including Fee-paying Commitments (1)	1,538	399	2,116	24,235
Outflows, including Distributions (2)	(292)	(321)	(2,614)	(3,234)
Market Appreciation/(Depreciation) (3)	1	(11)	(25)	11
Foreign Exchange and other (4)	(530)	(77)	(600)	(296)
Balance, End of Period	$61,235	$56,300	$61,235	$56,300

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $61.2 billion at September 30, 2019, an increase of $0.7 billion, or approximately 1%, compared to $60.5 billion at June 30, 2019. This increase was driven by inflows of $1.5 billion primarily from the activation of management fees in CETP IV. Partially offsetting the increase were $0.5 billion of foreign exchange losses from the translation of our EUR-denominated funds' AUM to USD and outflows of $0.3 billion primarily in our Europe buyout and growth funds. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $61.2 billion at September 30, 2019, a decrease of $1.2 billion, or approximately 2%, compared to $62.4 billion at December 31, 2018. The decrease was driven by outflows of $2.6 billion primarily in our U.S. buyout funds and foreign exchange losses of $0.6 billion from the translation of our EUR-denominated funds' AUM to USD. This was partially offset by inflows of $2.1 billion from new fee-earning commitments raised in CETP IV and CEP V.
Fee-earning AUM was $61.2 billion at September 30, 2019, an increase of $4.9 billion, or approximately 9%, compared to $56.3 billion at September 30, 2018. The increase was driven by inflows of $9.4 billion primarily related to new fee-earning commitments in CEP V and CETP IV. This was partially offset by outflows of $3.8 billion primarily due to dispositions in CP VI, CEP V, CP V, and other funds which charge fees based on invested equity. Foreign exchange losses of $0.6 billion were driven by the translation of our EUR-denominated funds' AUM to USD.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$83,862	$80,759
New Commitments (1)	1,912	6,050
Outflows (2)	(1,318)	(3,569)
Market Appreciation/(Depreciation) (3)	562	2,327
Foreign Exchange Gain/(Loss) (4)	(742)	(822)
Other (5)	(187)	(656)
Balance, End of Period	$84,089	$84,089

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

Total AUM was $84.1 billion at September 30, 2019, an increase of $0.2 billion, compared to $83.9 billion as of June 30, 2019. The increase was driven by $1.9 billion of new commitments raised primarily in CJP IV and market appreciation of $0.6 billion due to overall segment appreciation of 1% for the period. The carry funds driving appreciation for the period included $0.2 billion attributable to CP VI, $0.1 billion attributable to CETP III, and $0.1 billion attributable to CAP V. This was partially offset by outflows of $1.3 billion primarily in our Europe buyout, US growth, and financial services funds. Foreign exchange loss of $0.7 billion was largely due to the translation of our EUR-denominated funds' AUM to USD.
Total AUM was $84.1 billion at September 30, 2019, an increase of $3.3 billion, compared to $80.8 billion as of December 31, 2018. The increase was driven by $6.1 billion of new commitments raised primarily in CJP IV, CETP IV, CGP II, and CEP V. Also driving the increase was market appreciation of $2.3 billion due to overall segment appreciation of 5% for the period. The carry funds driving appreciation for the period included $0.5 billion attributable to CP VI, $0.3 billion attributable to CAP V, and $0.2 billion attributable to CP V. Partially offsetting the increase were outflows of $3.6 billion primarily in our U.S., Europe, and Asia buyout funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2019					As of September 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC (4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CP II	1995	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	2005	$7,850.0	$7,612.6	$18,024.3	2.4x	16%	13%	$7,612.6	$18,024.3	2.4x	16%
CP V	2007	$13,719.7	$13,190.9	$27,930.5	2.1x	18%	14%	$10,777.9	$26,469.6	2.5x	24%
CP VI	2014	$13,000.0	$12,873.7	$18,856.2	1.5x	15%	10%	$1,972.9	$4,942.8	2.5x	36%
CEP I	1998	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	2003	€1,805.4	€2,048.4	€4,128.1	2.0x	36%	20%	€1,888.9	€4,120.1	2.2x	43%
CEP III	2007	€5,294.9	€5,155.5	€11,623.1	2.3x	19%	14%	€4,533.6	€11,280.7	2.5x	21%
CEP IV	2014	€3,669.5	€3,709.9	€4,958.8	1.3x	14%	8%	€645.9	€828.9	1.3x	11%
CAP I	1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2006	$1,810.0	$1,628.2	$3,081.4	1.9x	11%	8%	$1,628.2	$3,081.4	1.9x	11%
CAP III	2008	$2,551.6	$2,543.2	$4,704.3	1.8x	17%	11%	$2,149.0	$4,413.8	2.1x	19%
CAP IV	2014	$3,880.4	$3,966.7	$5,370.3	1.4x	12%	8%	$831.8	$1,559.8	1.9x	20%
CJP I	2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	2006	¥165,600.0	¥141,866.7	¥207,821.1	1.5x	7%	4%	¥134,666.7	¥203,831.2	1.5x	7%
CGFSP I	2008	$1,100.2	$1,080.7	$2,482.2	2.3x	20%	14%	$1,080.7	$2,482.2	2.3x	20%
CGFSP II	2013	$1,000.0	$942.7	$1,547.4	1.6x	21%	14%	$406.5	$801.0	2.0x	28%
CEOF I	2011	$1,119.1	$1,173.1	$1,790.2	1.5x	13%	9%	$419.9	$1,037.2	2.5x	37%
CETP II	2008	€521.6	€437.4	€1,284.8	2.9x	28%	19%	€437.4	€1,284.8	2.9x	28%
CAGP IV	2008	$1,041.4	$954.1	$1,297.0	1.4x	8%	3%	$589.8	$1,010.4	1.7x	13%
All Other Funds (9)	Various		$5,707.0	$8,569.6	1.5x	16%	6%	$4,091.7	$6,494.1	1.6x	17%
Coinvestment and SMA's (10)	Various		$11,031.3	$24,992.9	2.3x	36%	33%	$7,340.6	$21,399.4	2.9x	36%
Total Fully Invested Funds			$83,924.1	$164,897.8	2.0x	26%	18%	$55,861.5	$133,044.7	2.4x	27%
Funds in the Investment Period (6)
CP VII	2018	$18,510.0	$6,777.5	$6,744.9	1.0x	NM	NM
CEP V	2018	€6,317.8	€1,182.2	€1,176.9	1.0x	NM	NM
CAP V	2018	$6,554.2	$1,144.8	$1,411.5	1.2x	NM	NM
CGP	2015	$3,588.0	$2,745.5	$3,163.9	1.2x	6%	4%
CJP III	2013	¥119,505.1	¥91,191.7	¥182,789.9	2.0x	27%	18%
CEOF II	2015	$2,400.0	$1,925.7	$2,134.3	1.1x	7%	1%
CGFSP III	2018	$1,004.6	$250.0	$327.9	1.3x	NM	NM
CETP III	2014	€656.6	€566.0	€1,164.1	2.1x	40%	26%
All Other Funds (11)	Various		$178.0	$259.6	1.5x	NM	NM
Coinvestment and SMA's (10)	Various		$3,280.2	$3,771.7	1.1x	NM	NM
Total Funds in the Investment Period			$19,051.3	$22,056.9	1.2x	14%	5%	$417.1	$1,246.9	3.0x	45%
TOTAL CORPORATE PRIVATE EQUITY (13)			$102,975.4	$186,954.6	1.8x	26%	18%	$56,278.6	$134,291.6	2.4x	27%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CSABF, CPF I, Mexico, CBPF, CCI, CSSAF, and MENA.

(10)	Includes coinvestments, separately managed accounts (SMA’s) and certain other stand-alone investments arranged by us.

(11)	Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CAGP V (May 2016) and CBPF II (November 2017).

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2019
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$13,074.6	1.2x	1.5x	99%	X		100%	Jun-13	26	May-18
CP VII	$6,730.4	1.0x	1.0x	37%			100%	May-18	6	May-24
CEP IV	€3,738.6	1.4x	1.3x	101%	X		100%	Sep-14	21	Aug-19
CAP IV	$3,709.8	1.2x	1.4x	102%	X		100%	Jul-13	25	Nov-18
CGP	$2,978.6	1.1x	1.2x	77%	X		100%	Jan-15	19	Dec-20
CP V	$2,050.9	0.7x	2.1x	96%	X	X	100%	Jun-07	50	May-13
CEOF II	$1,995.0	1.1x	1.1x	80%			80%	Nov-15	16	Mar-21
CAP V	$1,422.8	1.2x	1.2x	17%			100%	Jun-18	6	Jun-24
CEP V	€1,176.9	1.0x	1.0x	19%			100%	Oct-18	4	Oct-24
CJP III	¥126,927.6	1.7x	2.0x	76%	X		100%	Sep-13	25	Feb-20
CETP III	€830.3	1.6x	2.1x	86%	X	X	100%	Jul-14	21	May-20
CEP III	€641.0	1.1x	2.3x	97%	X	X	100%	Jul-07	49	Dec-12
CGFSP II	$653.4	1.3x	1.6x	94%	X	X	100%	Jun-13	26	Dec-17
CAP III	$581.1	0.7x	1.8x	100%	X	X	100%	Jun-08	46	May-14
CEOF I	$378.4	0.7x	1.5x	105%	X		80%	Sep-11	33	May-17
CGFSP III	$325.6	1.3x	1.3x	25%			100%	May-18	6	Dec-23
CP IV	$254.3	2.7x	2.4x	97%	X	X	80%	Apr-05	58	Dec-10
CAGP IV	$220.9	0.7x	1.4x	92%			100%	Aug-08	45	Jun-14
All Other Funds (8)	$2,311.8	1.2x	2.1x		NM	NM
Coinvestment and SMA's (9)	$6,934.0	1.0x	2.0x		NM	NM
Total Corporate Private Equity (10)	$51,760.0	1.1x	1.8x

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

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$78.1	$76.3	$261.3	$229.4
Portfolio advisory fees, net and other	(0.1)	0.9	1.3	3.5
Transaction fees, net	—	—	2.4	2.8
Total fund level fee revenues	78.0	77.2	265.0	235.7
Realized performance revenues	65.0	73.7	94.5	115.1
Realized principal investment income	3.9	0.6	75.6	11.9
Interest income	0.8	1.5	2.0	3.6
Total revenues	147.7	153.0	437.1	366.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	33.1	33.7	102.9	97.7
Realized performance revenues related compensation	29.2	31.8	52.4	50.8
Total compensation and benefits	62.3	65.5	155.3	148.5
General, administrative, and other indirect expenses	16.7	15.5	50.5	49.5
Depreciation and amortization expense	2.2	1.7	5.9	4.9
Interest expense	3.2	4.1	9.4	12.1
Total expenses	84.4	86.8	221.1	215.0
(=) Distributable Earnings	$63.3	$66.2	$216.0	$151.3
(-) Realized Net Performance Revenues	35.8	41.9	42.1	64.3
(-) Realized Principal Investment Income	3.9	0.6	75.6	11.9
(+) Net Interest	2.4	2.6	7.4	8.5
(=) Fee Related Earnings	$26.0	$26.3	$105.7	$83.6

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 and Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Distributable Earnings
Distributable Earnings decreased $2.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $64.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2018	$66.2	$151.3
Increases (decreases):
(Decrease) increase in fee related earnings	(0.3)	22.1
Decrease in realized net performance revenues	(6.1)	(22.2)
Increase in realized principal investment income	3.3	63.7
Decrease in net interest	0.2	1.1
Total (decrease) increase	(2.9)	64.7
Distributable Earnings, September 30, 2019	$63.3	$216.0
Realized Net Performance Revenues. Realized net performance revenues decreased $6.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to realizations in our Europe real estate funds in the three months ended September 30, 2018 and lower realizations in our U.S. real estate funds.
Realized net performance revenues decreased $22.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the $19.0 million realized giveback on Riverstone Legacy Energy Fund IV in the nine months ended September 30, 2019 and realizations in our Asia and Europe real estate funds in the nine months ended September 30, 2018, partially offset by higher realizations in our U.S. real estate funds and our power opportunities fund. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
CRP VII	CRP VII	Energy IV (clawback)	CRP VII
CRP III	CRP III	CRP VII	CRP III
	CRP VI	CPI	CRP VI
		CRP III	CAREP - External Coinvestment
CPOCP
Realized Principal Investment Income. Realized principal investment income increased $3.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to realized gains in our investments in U.S. real estate funds.
Realized principal investment income increased $63.7 million for the the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily related to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund, which reversed a portion of an investment loss recognized in 2015 (see Note 7 of our unaudited condensed consolidated financial statements for more information on this matter). Additionally, we recognized higher principal investment income related to our investments in U.S. real estate funds for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Fee Related Earnings
Fee Related Earnings decreased $0.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $22.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2018	$26.3	$83.6
Increases (decreases):
Increase in fee revenues	0.8	29.3
Decrease (increase) in cash-based compensation and benefits	0.6	(5.2)
Increase in general, administrative and other indirect expenses	(1.2)	(1.0)
All other changes	(0.5)	(1.0)
Total (decrease) increase	(0.3)	22.1
Fee Related Earnings, September 30, 2019	$26.0	$105.7
Fee Revenues. Fee revenues increased $0.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $29.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 v. 2018
	(Dollars in millions)
Higher fund management fees	$1.8	$31.9
Lower transaction fees	—	(0.4)
Lower portfolio advisory fees, net and other	(1.0)	(2.2)
Total increase in fee revenues	$0.8	$29.3
The increase in fund management fees for both the three and nine months ended September 30, 2019 as compared to both the three and nine months ended September 30, 2018 primarily reflects the increased management fees from CGI, CIEP II, CPI and NGP XII, partially offset by lower management fees from CEREP III, CIEP I, CRP VII and CRP V. Management fees also included $0.6 million in catch-up management fees mainly from subsequent closes in 2019 for CIEP II during the three months ended September 30, 2019 and $26.4 million in catch-up management fees mainly from subsequent closes in 2019 for CGI and NGP XII during the nine months ended September 30, 2019, as compared to catch-up management fees earned during the three and nine months ended September 30, 2018 of $2.9 million and $11.3 million, respectively.
The weighted average management fee rate for funds in the investment period decreased to 1.29% at September 30, 2019 from 1.31% at September 30, 2018 primarily due to lower management fee rates on the newly-raised NGP XII fund and funds with higher rates exiting the investment period, such as CIEP I. The total weighted average management fee rate was 1.23% at September 30, 2019, a slight increase from 1.22% at September 30, 2018.
Cash based compensation and benefits expense increased $5.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to higher projected year-end bonuses, partially offset by a decrease in compensation costs related to fundraising activities of approximately $3.6 million.
General, administrative and other indirect expenses. General, administrative and other indirect expense increased $1.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and increased $1.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased professional fees. The increase for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was partially offset by lower external costs associated with fundraising activities of approximately $2.7 million.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2019	2018
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$15,495	$13,426
Fee-earning AUM based on invested capital (2)	14,724	16,568
Fee-earning AUM based on net asset value	2,131	1,240
Fee-earning AUM based on lower of cost or fair value and other (3)	364	353
Total Fee-earning AUM (4)	$32,714	$31,587
Weighted Average Management Fee Rates (5)
All Funds	1.23%	1.22%
Funds in Investment Period	1.29%	1.31%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2019, the Legacy Energy Funds had, in the aggregate, approximately $2.9 billion in AUM and $2.5 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of September 30, 2019, the NGP Energy Funds had, in the aggregate, approximately $12.2 billion in AUM and $11.6 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,197	$31,541	$32,977	$31,599
Inflows, including Fee-paying Commitments (1)	519	775	3,665	2,420
Outflows, including Distributions (2)	(1,039)	(702)	(3,906)	(2,307)
Market Appreciation/(Depreciation) (3)	24	(9)	83	38
Foreign Exchange and other (4)	13	(18)	(105)	(163)
Balance, End of Period	$32,714	$31,587	$32,714	$31,587

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period, changes in fee basis for our carry funds where the investment period has expired, and redemptions in our open-ended products.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $32.7 billion at September 30, 2019, a decrease of $0.5 billion compared to $33.2 billion at June 30, 2019. The decrease was driven by outflows of $1.0 billion primarily in our Legacy Energy and U.S. real estate funds. This was partially offset by inflows of $0.5 billion primarily related to new fee-paying commitments in CIEP II and new limited partner capital invested in CPI. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $32.7 billion at September 30, 2019, a decrease of $0.3 billion compared to $33.0 billion at December 31, 2018. The decrease was driven by outflows of $3.9 billion primarily in our NGP Energy, Legacy Energy, and U.S. real estate funds. This was offset by inflows of $3.7 billion primarily related to new fee-paying commitments in CGI, the activation of management fees in CIEP II, and new limited partner capital invested in CPI.
Fee-earning AUM was $32.7 billion at September 30, 2019, an increase of $1.1 billion, or approximately 3%, compared to $31.6 billion at September 30, 2018. This increase was driven by inflows of $5.7 billion, primarily related to new fee-paying commitments in NGP XII, CIEP II, and CGI, as well as new limited partner invested capital in CPI. The increase was partially offset by outflows of $4.4 billion primarily related to distribution activity in the U.S. real estate, NGP Energy, and Legacy Energy funds, as well as other funds outside the original investment period.
Fee-earning AUM was $31.6 billion at September 30, 2018, an increase of $0.1 billion compared to $31.5 billion at June 30, 2018. The increase was driven by inflows of $0.8 billion primarily related to new fee-paying commitments in CRP VIII and CER, and new limited partner capital invested in CPI. This was largely offset by outflows of $0.7 billion, primarily related to distribution and step-down activity in our U.S. real estate and NGP management fee funds.
Fee-earning AUM was $31.6 billion at September 30, 2018 and December 31, 2017. Inflows of $2.4 billion were driven by new fee-paying commitments in CER, CRP VIII, and NGP XII, and new limited partner invested capital in CPI. This was offset by outflows of $2.3 billion primarily related to distribution and step-down activity in the U.S. real estate funds, NGP management fee funds, and Legacy Energy funds.

Total AUM as of and for the Three and Nine Months Ended September 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$46,801	$45,640
New Commitments (1)	581	2,695
Outflows (2)	(1,798)	(3,206)
Market Appreciation/(Depreciation) (3)	(452)	289
Foreign Exchange Gain/(Loss) (4)	(79)	(92)
Other (5)	(115)	(388)
Balance, End of Period	$44,938	$44,938

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
Total AUM was $44.9 billion at September 30, 2019, a decrease of $1.9 billion, or approximately 4%, compared to $46.8 billion at June 30, 2019. This decrease was driven by outflows of $1.8 billion primarily in our NGP Energy and U.S. real estate funds. Carry fund market depreciation of $0.5 billion was driven by $0.1 billion attributable to CRP VII, $0.1 billion attributable to CPP II, and $0.1 billion attributable to CRP VIII . This was partially offset by new commitments of $0.6 billion primarily from fundraising in CIEP II and a related coinvestment.
Total AUM was $44.9 billion at September 30, 2019, a decrease of $0.7 billion, or approximately 2%, compared to $45.6 billion at December 31, 2018. The decrease was driven by outflows of $3.2 billion primarily in our NGP Energy, U.S. real estate, and Legacy Energy funds. This was partially offset by new commitments of $2.7 billion primarily from fundraising in CGI, CIEP II, and NGP XII, as well as market appreciation of $0.3 billion. Carry fund market appreciation of 3% was driven by $0.4 billion attributable to CRP V, $0.4 billion attributable to CRP VII, and $0.2 billion attributable to CIEP .
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2019, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2019					As of September 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)	Net IRR (8)(12)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (7)(12)
Real Assets	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(6)
CRP III	2000	$564.1	$522.5	$1,890.4	3.6x	44%	30%	$522.5	$1,890.4	3.6x	44%
CRP IV	2004	$950.0	$1,260.1	$2,014.2	1.6x	7%	4%	$1,203.0	$1,990.9	1.7x	8%
CRP V	2006	$3,000.0	$3,370.6	$5,936.7	1.8x	13%	9%	$3,189.2	$5,757.8	1.8x	13%
CRP VI	2010	$2,340.0	$2,157.9	$3,952.4	1.8x	28%	19%	$1,672.0	$3,378.2	2.0x	32%
CRP VII	2014	$4,161.6	$3,674.9	$5,792.5	1.6x	21%	14%	$1,581.2	$2,871.1	1.8x	27%
CEREP I	2002	€426.6	€517.0	€698.6	1.4x	0.14	7%	€517.0	€698.6	1.4x	14%
CEREP II	2005	€762.7	€833.8	€128.1	0.2x	Neg	Neg	€826.7	€132.3	0.2x	Neg
CEREP III	2007	€2,229.5	€2,052.6	€2,473.9	1.2x	4%	1%	€1,911.5	€2,384.0	1.2x	5%
CIP	2006	$1,143.7	$1,069.8	$1,429.4	1.3x	6%	3%	$1,069.8	$1,429.4	1.3x	6%
CIEP I	2013	$2,500.0	$1,860.3	$3,037.8	1.6x	26%	14%	$657.4	$1,402.7	2.1x	27%
NGP X	2012	$3,586.0	$3,294.6	$3,774.9	1.1x	4%	1%	$1,575.4	$2,570.0	1.6x	21%
NGP XI	2014	$5,325.0	$4,638.9	$5,972.9	1.3x	12%	8%	$677.9	$1,042.1	1.5x	58%
Energy II	2002	$1,100.0	$1,334.8	$3,130.0	2.3x	81%	55%	$1,334.8	$3,130.0	2.3x	81%
Energy III	2005	$3,800.0	$3,569.7	$5,480.2	1.5x	9%	6%	$3,152.1	$5,044.8	1.6x	11%
Energy IV	2007	$5,979.1	$6,371.6	$7,775.7	1.2x	6%	3%	$5,606.3	$7,071.6	1.3x	8%
Renew II	2008	$3,417.5	$2,833.5	$4,210.4	1.5x	8%	5%	$2,376.5	$3,006.2	1.3x	6%
All Other Funds (9)	Various		$3,315.3	$3,508.9	1.1x	2%	Neg	$2,744.1	$3,098.2	1.1x	5%
Coinvestment and SMA's (10)	Various		$5,869.7	$10,342.5	1.8x	17%	13%	$4,658.3	$8,299.0	1.8x	20%
Total Fully Invested Funds			$48,855.6	$71,848.4	1.5x	12%	7%	$35,570.7	$55,488.3	1.6x	14%
Funds in the Investment Period(6)
CRP VIII	2017	$5,505.1	$1,731.3	$1,880.8	1.1x	NM	NM
NGP XII	2017	$4,277.6	$1,372.1	$1,488.5	1.1x	NM	NM
CPP II	2014	$1,526.7	$1,098.2	$1,399.1	1.3x	14%	7%
CPI	2016	$2,238.4	$2,217.3	$2,578.6	1.2x	13%	10%
CGI	2018	$2,201.4	$96.7	$115.9	1.2x	NM	NM
All Other Funds (11)	Various		$308.3	$316.1	1.0x	NM	NM
Coinvestment and SMA's (10)	Various		$622.0	$723.2	1.2x	NM	NM
Total Funds in the Investment Period			$7,446.0	$8,502.1	1.1x	12%	3%	$62.2	$129.8	2.1x	NM
TOTAL Real Assets(13)			$56,301.6	$80,350.5	1.4x	12%	7%	$35,632.8	$55,618.1	1.6x	14%

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

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2019
Real Assets	(Reported in Local Currency, in Millions)
NGP XI	$4,686.4	1.2x	1.3x	87%	X		80%	Feb-15	19	Oct-19
CRP VII	$2,858.9	1.4x	1.6x	88%	X	X	80%	Jun-14	22	Mar-19
CIEP I	$2,327.4	1.5x	1.6x	74%	X		80%	Oct-13	24	Sep-19
CPI	$2,268.7	1.0x	1.2x	n/a	X	X	50%	May-16	14	n/a
CRP VIII	$1,865.9	1.1x	1.1x	31%			80%	Aug-17	9	May-22
NGP XII	$1,488.5	1.1x	1.1x	32%			80%	Nov-17	8	Jul-22
Renew II	$1,422.1	0.8x	1.5x	83%	(X)		80%	Mar-08	47	May-14
CPP II	$1,107.7	1.3x	1.3x	72%			80%	Sep-14	21	Apr-21
NGP X	$1,070.1	0.7x	1.1x	92%			80%	Jan-12	31	May-17
Energy IV	$1,059.1	0.6x	1.2x	107%		(X)	80%	Feb-08	47	Dec-13
CRP V	$903.7	3.1x	1.8x	112%	X		50%	Nov-06	52	Nov-11
CRP VI	$421.4	1.2x	1.8x	92%	X	X	50%	Mar-11	35	Mar-16
CRP IV	$306.5	3.2x	1.6x	133%			50%	Jan-05	59	Dec-09
CRP III	$305.1	128.8x	3.6x	93%	X	X	50%	Mar-01	75	May-05
Energy III	$231.7	0.6x	1.5x	94%			80%	Nov-05	56	Oct-11
CEREP III	€110.9	0.9x	1.2x	92%			67%	Jun-07	50	May-11
All Other Funds (8)	$773.2	0.8x	1.2x		NM	NM
Coinvestment and SMA's (9)	$2,881.4	1.3x	1.7x		NM	NM
Total Real Assets (10)	$26,098.8	1.1x	1.4x

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$75.6	$60.4	$229.6	$178.9
Portfolio advisory fees, net and other	1.1	1.2	3.4	3.9
Transaction fees, net	1.4	—	5.4	0.1
Total fund level fee revenues	78.1	61.6	238.4	182.9
Realized performance revenues	0.9	0.1	1.0	5.9
Realized principal investment income	2.2	2.2	8.2	7.1
Interest income	3.6	4.2	10.8	11.4
Total revenues	84.8	68.1	258.4	207.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	43.9	36.6	140.0	101.1
Realized performance revenues related compensation	—	—	—	2.7
Total compensation and benefits	43.9	36.6	140.0	103.8
General, administrative, and other indirect expenses	20.9	14.2	57.9	47.3
Depreciation and amortization expense	2.4	1.5	6.5	4.5
Interest expense	6.5	5.8	19.9	16.9
Total expenses	73.7	58.1	224.3	172.5
(=) Distributable Earnings	$11.1	$10.0	$34.1	$34.8
(-) Realized Net Performance Revenues	0.9	0.1	1.0	3.2
(-) Realized Principal Investment Income	2.2	2.2	8.2	7.1
(+) Net Interest	2.9	1.6	9.1	5.5
(=) Fee Related Earnings	$10.9	$9.3	$34.0	$30.0

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 and Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Distributable Earnings
Distributable Earnings increased $1.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $0.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2018	$10.0	$34.8
Increases (decreases):
Increase in fee related earnings	1.6	4.0
Increase (decrease) in realized net performance revenues	0.8	(2.2)
Increase in realized principal investment income	—	1.1
Increase in net interest	(1.3)	(3.6)
Total increase (decrease)	1.1	(0.7)
Distributable Earnings, September 30, 2019	$11.1	$34.1
Realized Net Performance Revenues. Realized net performance revenues decreased $2.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The majority of realized net performance revenues was generated by our distressed credit carry funds during the nine months ended September 30, 2018.
Realized Principal Investment Income. Realized principal investment income increased $1.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to higher realizations on investments in our carry and structured credit funds.
Fee Related Earnings
Fee Related Earnings increased $1.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $4.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2018	$9.3	$30.0
Increases (decreases):
Increase in fee revenues	16.5	55.5
Increase in cash-based compensation and benefits	(7.3)	(38.9)
Increase in general, administrative and other indirect expenses	(6.7)	(10.6)
All other changes	(0.9)	(2.0)
Total increase	1.6	4.0
Fee Related Earnings, September 30, 2019	$10.9	$34.0
Fee Revenues. Fee revenues increased $16.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $55.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increases were primarily driven by management fees from Carlyle Aviation Partners, which was acquired in December 2018, management fees from CLOs that originated in 2018 and 2019, as well as increased management fees from our direct lending platform.

The weighted average management fee rate on our carry funds decreased from 1.35% at September 30, 2018 to 1.23% at September 30, 2019. The rate decrease was primarily due to the acquisition of the Aviation funds with lower fee rates.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $7.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $38.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increases were primarily due to the Carlyle Aviation Partners acquisition, as well as increased headcount and higher projected year-end bonuses.
We expect that as we add new talent to our growing Global Credit business, our cash-based compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect the positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $6.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $10.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the Carlyle Aviation Partners acquisition.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2019	2018
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,727	$5,026
Fee-earning AUM based on invested capital	4,015	1,643
Fee-earning AUM based on collateral balances, at par	24,831	21,013
Fee-earning AUM based on net asset value	1,377	235
Fee-earning AUM based on other (2)	2,198	2,133
Total Fee-earning AUM	$37,148	$30,050
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.23%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,902	$28,795	$35,152	$27,262
Inflows, including Fee-paying Commitments (1)	2,088	1,297	3,784	3,854
Outflows, including Distributions (2)	(765)	(162)	(2,390)	(1,064)
Market Appreciation/(Depreciation) (3)	8	6	34	5
Foreign Exchange and other (4)	(85)	114	568	(7)
Balance, End of Period	$37,148	$30,050	$37,148	$30,050

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

Fee-earning AUM was $37.1 billion at September 30, 2019, an increase of $1.2 billion, or approximately 3%, compared to $35.9 billion at June 30, 2019. This increase was driven by inflows of $2.1 billion primarily related to the closing of our latest U.S. and Europe CLO's, as well as purchases in CCOF. This was partially offset by outflows of $0.8 billion primarily due to dispositions in funds with fees based on invested capital and runoff of our CLO collateral balances. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $37.1 billion at September 30, 2019, an increase of $1.9 billion, or approximately 5%, compared to $35.2 billion at December 31, 2018. The increase was driven by inflows of $3.8 billion primarily related to the closing of our latest U.S. and Europe CLOs, as well as purchases in CCOF. This was partially offset by $2.4 billion of outflows primarily due to a fee-basis stepdown in CEMOF II, runoff of our CLO collateral balances, and dispositions in funds with fees based on invested capital.
Fee-earning AUM was $37.1 billion at September 30, 2019, an increase of $7.0 billion, or approximately 23%, compared to $30.1 billion at September 30, 2018. The increase was driven by inflows of $5.0 billion primarily related to the raising of additional U.S. and Europe CLOs, as well as purchases in CCOF and CSC. Also driving the increase was $4.1 billion of acquisition activity related to our December 2018 acquisition of Carlyle Aviation Partners. This was partially offset by outflows of $2.6 billion primarily due to a fee-basis stepdown in CEMOF II, runoff of our CLO collateral balances, and dispositions in funds with fees based on invested capital.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2019.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$46,569	$44,417
New Commitments (1)	2,833	5,372
Outflows (2)	(1,092)	(1,804)
Market Appreciation/(Depreciation) (3)	(83)	266
Foreign Exchange Gain/(Loss) (4)	(309)	(364)
Other (5)	87	118
Balance, End of Period	$48,005	$48,005

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
Total AUM was $48.0 billion at September 30, 2019, an increase of $1.4 billion, or approximately 3%, compared to $46.6 billion at June 30, 2019. The increase was driven by new commitments of $2.8 billion primarily in our U.S. and Europe CLO's. This increase was partially offset by outflows of $1.1 billion primarily due to distributions in our energy mezzanine funds and runoff of our CLO collateral balances.
Total AUM was $48.0 billion at September 30, 2019, an increase of $3.6 billion, or approximately 8%, compared to $44.4 billion at December 31, 2018. The increase was driven by new commitments of $5.4 billion primarily in our U.S. and Europe CLO’s as well as CCOF. This increase was partially offset by outflows of $1.8 billion primarily related to runoff of our CLO collateral balances and distributions in our energy mezzanine and Aviation funds.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2019, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of September 30, 2019
	Fund Vintage (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR (5)(10)	Net IRR (6)(10)
Global Credit (Carry Funds Only)	(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds (7)
CSP II	2007	$1,352.3	$1,352.3	$2,494.8	1.8x	17%	11%
CSP III	2011	$702.8	$702.8	$1,149.9	1.6x	26%	16%
CEMOF I	2011	$1,382.5	$1,603.4	$1,203.1	0.8x	Neg	Neg
CEMOF II	2015	$2,819.2	$1,621.1	$1,777.6	1.1x	6%	Neg
All Other Funds (8)	Various		$2,321.3	$3,493.6	1.5x	14%	9%
Coinvestment and SMA's (9)	Various		$984.0	$899.7	0.9x	NM	NM
Total Fully Invested Funds			$8,584.8	$11,018.7	1.3x	11%	5%
Funds in the Investment Period (7)
CSP IV	2016	$2,500.0	$1,123.5	$1,327.0	1.2x	NM	NM
CCOF	2017	$2,373.4	$1,003.8	$1,082.9	1.1x	NM	NM
All Other Funds	Various		$1,202.7	$1,386.6	1.2x	NM	NM
Coinvestment and SMA's (9)	Various		$100.3	$116.1	1.2x	NM	NM
Total Funds in the Investment Period			$3,430.4	$3,912.5	1.1x	NM	NM
TOTAL Global Credit			$12,015.1	$14,931.2	1.2x	11%	5%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2019
Global Credit	(Reported in Local Currency, in Millions)
CEMOF II	$1,277.1	1.0x	1.1x	58%			100%	Dec-15	16	Feb-20
CCOF	$962.7	1.0x	1.1x	42%	X		100%	Oct-17	8	Jun-22
CSP IV	$812.5	1.0x	1.2x	45%			100%	Feb-17	11	Dec-20
CEMOF I	$342.6	0.3x	0.8x	116%			100%	Dec-10	36	Dec-15
CSP III	$300.6	1.1x	1.6x	100%	X		80%	Dec-11	32	Aug-15
All Other Funds (8)	$1,369.4	1.4x	1.5x		NM	NM
Coinvestment and SMA's (9)	$502.8	0.6x	0.9x		NM	NM
Total Global Credit	$5,567.7	0.9x	1.2x

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

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$38.7	$42.7	$117.3	$124.6
Portfolio advisory fees, net and other	—	0.1	—	0.4
Total fund level fee revenues	38.7	42.8	117.3	125.0
Realized performance revenues	19.1	42.8	46.0	66.1
Realized principal investment income (loss)	(0.6)	—	1.0	—
Interest income	0.4	0.4	1.1	1.2
Total revenues	57.6	86.0	165.4	192.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	24.5	22.2	70.2	67.4
Realized performance revenues related compensation	16.5	38.4	40.8	59.8
Total compensation and benefits	41.0	60.6	111.0	127.2
General, administrative, and other indirect expenses	8.6	10.1	26.1	27.3
Depreciation and amortization expense	1.5	1.2	4.2	3.4
Interest expense	1.9	1.6	5.6	4.7
Total expenses	53.0	73.5	146.9	162.6
(=) Distributable Earnings	$4.6	$12.5	$18.5	$29.7
(-) Realized Net Performance Revenues	2.6	4.4	5.2	6.3
(-) Realized Principal Investment Income (Loss)	(0.6)	—	1.0	—
(+) Net Interest	1.5	1.2	4.5	3.5
(=) Fee Related Earnings	$4.1	$9.3	$16.8	$26.9

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 and Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Distributable Earnings
Distributable Earnings decreased $7.9 million for three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $11.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2018	$12.5	$29.7
Increases (decreases):
Decrease in fee related earnings	(5.2)	(10.1)
Decrease in realized net performance revenues	(1.8)	(1.1)
(Decrease) increase in realized principal investment income	(0.6)	1.0
Increase in net interest	(0.3)	(1.0)
Total decrease	(7.9)	(11.2)
Distributable Earnings, September 30, 2019	$4.6	$18.5
Realized net performance revenues were $2.6 million and $5.2 million for the three and nine months ended September 30, 2019, respectively. Performance revenues from our Investment Solutions segment pay a higher ratio of performance revenues as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
Fee Related Earnings
Fee Related Earnings decreased $5.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $10.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2018	$9.3	$26.9
Increases (decreases):
Decrease in fee revenues	(4.1)	(7.7)
Increase in cash-based compensation and benefits	(2.3)	(2.8)
Decrease in general, administrative and other indirect expenses	1.5	1.2
All other changes	(0.3)	(0.8)
Total decrease	(5.2)	(10.1)
Fee Related Earnings, September 30, 2019	$4.1	$16.8
Fee Revenues. Total fee revenues decreased $4.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $7.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to decreased management fees from our private equity fund vehicles and lower catch-up management fees on our real estate fund-of-fund vehicles. In addition, realizations have outpaced new fundraising, leading to lower Fee-earning AUM.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $2.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased $2.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in projected year-end bonuses.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $1.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to lower professional fees.
General, administrative and other indirect expenses decreased $1.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to lower office expenses as well as lower external costs associated with fundraising activities.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2019 and 2018
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2019	2018
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,907	$11,363
Fee-earning AUM based on invested capital (2)	1,801	1,567
Fee-earning AUM based on net asset value	733	1,010
Fee-earning AUM based on lower of cost or fair market value	13,304	15,524
Total Fee-earning AUM	$27,745	$29,464

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,825	$29,831	$29,065	$30,150
Inflows, including Fee-paying Commitments (1)	518	1,028	2,668	3,758
Outflows, including Distributions (2)	(824)	(1,391)	(3,030)	(3,717)
Market Appreciation/(Depreciation) (3)	(3)	121	—	31
Foreign Exchange and other (4)	(771)	(125)	(958)	(758)
Balance, End of Period	$27,745	$29,464	$27,745	$29,464

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by carry fund vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $27.7 billion at September 30, 2019, an decrease of $1.1 billion compared to $28.8 billion at June 30, 2019. This was driven by outflows, including distributions, of $0.8 billion which were primarily attributable to our AlpInvest carry funds. Also driving the decrease were $0.8 billion of foreign exchange losses from the translation of our

AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting the decrease were inflows, including fee-paying commitments, of $0.5 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $27.7 billion at September 30, 2019, a decrease of $1.4 billion, or approximately 5%, compared to $29.1 billion at December 31, 2018. The decrease was driven by outflows, including distributions, of $3.0 billion primarily in our AlpInvest carry funds and $1.0 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $2.7 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
Fee-earning AUM was $27.7 billion at September 30, 2019, a decrease of $1.8 billion, or approximately 6%, compared to $29.5 billion at September 30, 2018. The decrease was driven by outflows, including distributions, of $4.3 billion primarily in our AlpInvest carry funds and $1.3 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $4.0 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2019
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,426	$45,654
New Commitments (1)	411	2,019
Outflows (2)	(1,831)	(5,735)
Market Appreciation/(Depreciation) (3)	2,341	4,895
Foreign Exchange Gain/(Loss) (4)	(1,325)	(1,590)
Other (5)	(221)	(442)
Balance, End of Period	$44,801	$44,801

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

(3)
Market Appreciation/(Depreciation) generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles and separately managed accounts. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2019) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2019.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses other changes in AUM.
Total AUM was $44.8 billion at September 30, 2019, a decrease of $0.6 billion, or approximately 1%, compared to $45.4 billion at June 30, 2019. This decrease was driven by $1.8 billion of outflows primarily related to distributions in our AlpInvest carry funds and $1.3 billion of foreign exchange losses from the translation of our AlpInvest AUM from EUR to USD. Partially offsetting the increase was $2.3 billion of market appreciation primarily in our AlpInvest carry funds and $0.4 billion of new commitments raised in our AlpInvest and MRE carry funds.
Total AUM was $44.8 billion at September 30, 2019, a decrease of $0.9 billion, or approximately 2%, compared to $45.7 billion at December 31, 2018. This decrease was driven by $5.7 billion of outflows primarily related to distributions in our AlpInvest carry funds, as well as $1.6 billion of foreign exchange losses related to the translation of our AlpInvest AUM from EUR to USD. This was offset by $4.9 billion of market appreciation primarily in our AlpInvest carry funds and $2.0 billion of new commitments raised in our AlpInvest and MRE carry funds.
Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2019, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2019
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6) (10)	Net IRR (7) (10)
	(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,434.5	€7,296.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€5,013.5	€8,050.2	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,448.4	€22,304.1	1.7x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,523.9	€10,053.8	1.8x	17%	17%
Main Fund V - Fund Investments	2012	€5,080.0	€5,210.8	€7,939.0	1.5x	16%	15%
Main Fund VI - Fund Investments	2015	€1,106.4	€845.8	€1,096.9	1.3x	17%	16%
Main Fund I - Secondary Investments	2002	€519.4	€490.6	€931.6	1.9x	59%	55%
Main Fund II - Secondary Investments	2003	€998.4	€1,050.1	€1,919.7	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,453.0	€3,758.2	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€2,009.8	€3,437.6	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,230.3	€6,973.6	1.6x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€928.3	€2,566.1	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,916.3	€4,198.9	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,403.5	€3,724.6	2.7x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,067.6	€2,689.9	2.5x	29%	27%
Main Fund VI - Co-Investments	2014	€1,114.6	€969.1	€2,138.8	2.2x	29%	27%
Main Fund II - Mezzanine Investments	2004	€700.0	€785.9	€1,087.5	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,062.6	€2,789.6	1.4x	10%	9%
All Other Funds (9)	Various		€3,050.9	€4,205.6	1.4x	14%	11%
Total Fully Committed Funds			€57,894.9	€97,162.5	1.7x	13%	12%
Funds in the Commitment Period (5)
Main Fund VI - Secondary Investments	2017	€5,200.0	€2,844.1	€3,451.7	1.2x	19%	14%
Main Fund VII - Co-Investments	2017	€2,500.2	€1,371.3	€1,565.9	1.1x	13%	9%
All Other Funds (9)	Various		€1,329.6	€1,457.9	1.1x	10%	8%
Total Funds in the Commitment Period			€5,545.0	€6,475.5	1.2x	16%	12%
TOTAL ALPINVEST			€63,439.9	€103,637.9	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$69,182.1	$113,018.5	1.6x

Metropolitan Real Estate
Fully Committed Funds (5)	Various		$3,065.4	$4,013.8	1.3x	7%	4%

MRE Secondaries Fund II	2017	$1,163.0	$242.7	$269.4	1.1x	NM	NM
All Other Funds in the Commitment Period	Various		$135.8	$144.3	1.1x	NM	NM
Funds in the Commitment Period (5)			$378.5	$413.7	1.1x	9%	Neg

TOTAL METROPOLITAN REAL ESTATE			$3,443.9	$4,427.5	1.3x	7%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Main Fund line items for each strategy reflect aggregated amounts and performance for commingled funds and associated managed accounts or mandates. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005. As of September 30, 2019, these excluded investments represent $0.2 billion of AUM at AlpInvest.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of September 30, 2019. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2019, we issued $425.0 million of 3.500% senior notes due September 19, 2029 and used the net proceeds from that issuance to redeem the Preferred Units outstanding.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.5 billion at September 30, 2019. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; (iii) regulatory capital; and (iv) redemption of the Preferred Units.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments at September 30, 2019.
After deducting cash amounts allocated to the specific requirements mentioned above as well as the $405.4 million used to redeem the Preferred Units in October 2019, the remaining cash and cash equivalents, is approximately $995.6 million as of September 30, 2019. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. On February 11, 2019, the Partnership entered into an amendment and restatement of its senior credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million from $750.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (3.27% at September 30, 2019).

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
CLO Borrowings. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Partnership’s outstanding CLO borrowings were $321.1 million and $309.9 million at September 30, 2019 and December 31, 2018, respectively. The CLO borrowings are secured by the Partnership’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of September 30, 2019, $303.6 million of these borrowings are secured by investments attributable to Carlyle Holdings. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
3.500% Senior Notes. In September 2019, Carlyle Finance Subsidiary L.L.C. issued $425.0 million of 3.500% senior notes due September 19, 2029 at 99.841% of par.
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of September 30, 2019, $250.0 million of these notes remain outstanding.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C. issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. In March 2014, an additional $200.0 million of these notes were issued at 104.315% of par and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these notes.
Promissory Notes. In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Partnership (discussed in Note 7 to the unaudited condensed consolidated financial statements), the Partnership issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date.
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
Our accrued performance allocations by segment as of September 30, 2019, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,051.4	$(5.0)	$2,046.4
Real Assets	849.8	(58.2)	791.6
Global Credit	127.4	—	127.4
Investment Solutions	838.6	—	838.6
Total	$3,867.2	$(63.2)	$3,804.0
Plus: Accrued performance allocations from NGP Carry Funds			39.6
Less: Accrued performance allocation-related compensation			(2,040.7)
Plus: Receivable for giveback obligations from current and former employees			1.4
Less: Deferred taxes on accrued performance allocations			(66.8)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			12.1
Net accrued performance revenues before timing differences			1,749.6
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			27.8
Net accrued performance revenues attributable to Carlyle Holdings			$1,777.4
The net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2019, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
Overall Carry Fund Appreciation/(Depreciation)	3%	(2)%	3%	2%	2%

Corporate Private Equity	1%	(2)%	3%	1%	1%	$1,114.4

Real Assets(2):	3%	(7)%	3%	0%	0%	495.8
Real Estate	3%	(1)%	5%	6%	3%	361.3
Natural Resources	3%	(7)%	3%	(4)%	(3)%	134.3

Global Credit Carry Funds	1%	(2)%	5%	1%	(2)%	70.3

Investment Solutions Carry Funds	5%	2%	3%	4%	7%	96.9

Net Accrued Performance Revenues						$1,777.4
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
(2) Includes $0.2 million of net accrued performance revenues from our Legacy Energy funds.
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
Investments as of September 30, 2019 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Investment in Fortitude Re(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,319.0	$424.5	$1,285.1	$3,028.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(309.1)	—	—	(309.1)
Plus: Investments in Consolidated Funds, eliminated in consolidation	166.3	—	—	166.3
Less: Strategic equity method investments in NGP Management	—	(384.9)	—	(384.9)
Less: Investment in NGP general partners - accrued performance allocations	—	(39.6)	—	(39.6)
Less: Mark-to-market gains associated with strategic equity method investment in Fortitude Re	—	—	(719.9)	(719.9)
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,176.2	$—	$565.2	$1,741.4

(1) See Note 4 to our unaudited condensed consolidated financial statements.
Our investments as of September 30, 2019, can be further attributed as follows (Dollars in millions):

Adjusted investment in Fortitude Re	$565.2
Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	380.5
Real Assets funds(1)	191.0
Global Credit funds	95.0
Investment Solutions funds	34.7
Total investments in Carlyle Funds, excluding CLOs	701.2
Investments in CLOs	438.6
Other investments	36.4
Total investments attributable to Carlyle Holdings	1,741.4
CLO loans attributable to Carlyle Holdings (2)	(303.6)
Total investments attributable to Carlyle Holdings, net of CLO loans	$1,437.8
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Of the $320.3 million in total CLO borrowings as of September 30, 2019 and as disclosed in Note 5 to the consolidated financial statements, $303.6 million are collateralized by investments attributable to Carlyle Holdings.
Our adjusted strategic equity method investment in Fortitude Re of $565.2 million includes $146.9 million of adjusted net income for the period from closing through September 30, 2019, and excludes $719.9 million of unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. We believe it is meaningful to reflect our investment in Fortitude Re excluding the effects of these fair value changes as these fluctuations are not considered by Fortitude Re in assessing its performance, which is consistent with industry practice when evaluating performance. During the nine months ended September 30, 2019, our investment in Fortitude Re generated $135.2 million of principal investment income, excluding the unrealized mark-to-market gains on embedded derivatives.

Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders.
In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund costs of litigation and contingencies, including related legal costs;

•	fund the capital investments of Carlyle in our funds;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	make distributions to our common unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy, and;

•	repurchase our common units.
On July 31, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors—Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “—Conversion to a Corporation.” In addition, we anticipate that our dividend policy as a corporation beginning in the first quarter of 2020 will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually), starting with the distribution for the fourth quarter which is payable in February 2020, subject to the discretion of our board of directors and compliance with applicable law. We believe that the fixed dividend will enable improved capital allocation and offers an attractive yield. See “—Dividend Policy Following Conversion.” In addition, we will be obligated to pay cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in the Transactions, payable in five annual installments of $0.30 per unit beginning in 2020. Based on the Carlyle Holdings partnership units outstanding as of September 30, 2019, the total cash payments would be approximately $344 million.
Preferred Unit Redemption. In September 2019, we announced the redemption of our preferred units for $25.339757 per unit, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding, the redemption date. The redemption was completed in October 2019.
Preferred Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a quarterly distribution to preferred unitholders totaling approximately $19.1 million, or $1.191321 per preferred unit, inclusive of the distribution paid upon redemption of the Preferred Units in October 2019, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Preferred Unitholders	Distribution Year	Record Date	Payment Date
(Dollars in millions, except per unit data)
$0.367188	$5.9	2019	March 1, 2019	March 15, 2019
0.367188	5.9	2019	June 1, 2019	June 17, 2019
0.367188	5.9	2019	September 1, 2019	September 16, 2019
0.089757	1.4	2019	October 4, 2019	October 7, 2019
$1.191321	$19.1

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
Common Unit Distributions. With respect to distribution year 2019, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $107.4 million, or $0.93 per common unit, consisting of the following:

Common Unit Distributions - Distribution Year 2019
Quarter	Distribution per Common Unit	Distribution to Common Unitholders	Record Date	Payment Date
(Dollars in millions, except per unit data)
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Q2 2019	0.43	49.9	August 12, 2019	August 19, 2019
Q3 2019	0.31	36.5	November 12, 2019	November 19, 2019
Total	$0.93	$107.4
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
Distributions to common unitholders paid during the nine months ended September 30, 2019 totaled $118.4 million, including the amount paid in February 2019 of $0.43 per common unit in respect of the fourth quarter of 2018. Distributions to common unitholders paid during the nine months ended September 30, 2018 totaled $84.3 million, including the amount paid in February 2018 of $0.33 per common unit in respect of the fourth quarter of 2017.
Carlyle Holdings Units Distributions. It is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings Attributable to Common Unitholders for the quarter. “Distributable Earnings Attributable to Common Unitholders” refers to The Carlyle Group L.P.’s share of Distributable Earnings, after an implied provision for current corporate income taxes (other than corporate income taxes attributable to The Carlyle Group L.P.) and preferred unit distributions, net of corporate income taxes attributable to The Carlyle Group L.P. and amounts payable under the tax receivable agreement. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, giveback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.
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
As discussed in "Recent Transactions - Conversion to a Corporation", all Carlyle Holdings Partnership units will be exchanged for common stock upon conversion to a Corporation in 2020.
Dividend Policy Following Conversion. We anticipate that our dividend policy as a corporation beginning in the first quarter of 2020 will be to pay dividends to holders of our Common Stock in an initial amount of $0.25 per share each quarter ($1.00 per share annually), starting with the distribution for the fourth quarter which is payable in February 2020, subject to the discretion of our board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to our Common Stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time.
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
Since our inception through September 30, 2019, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2019, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,427.0
Real Assets	975.9
Global Credit	432.0
Investment Solutions	107.5
Total	$3,942.4
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Repurchase Program. In December 2018, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this new unit repurchase program, which became effective January 1, 2019, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market and brokered transactions. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the nine months ended September 30, 2019, we have paid an aggregate of $34.5 million to repurchase and retire approximately 1.6 million units with all of the repurchases done via open market and brokered transactions.
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

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities, including investments in Carlyle funds	$924.0	$95.0
Net cash used in investing activities	(17.5)	(20.1)
Net cash provided by (used in) financing activities	(28.0)	150.3
Effect of foreign exchange rate changes	(11.0)	(14.4)
Net change in cash, cash equivalents and restricted cash	$867.5	$210.8
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
Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the nine months ended September 30, 2019 and 2018, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.5 billion. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.2 billion and $1.4 billion for the nine months ended September 30, 2019 and 2018, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2019, investment proceeds were $305.2 million while investment purchases were $216.5 million. During the nine months ended September 30, 2018, investment proceeds were $571.9 million as compared to purchases of $371.8 million.
The net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2019, purchases of investments by the Consolidated Funds were $1.4 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.7 billion. For the nine months ended September 30, 2018, purchases of investments by the Consolidated Funds were $2.9 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.2 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the nine months ended September 30, 2019, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $17.5 million and $20.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Net Cash Provided by (Used in) Provided by Financing Activities. For the nine months ended September 30, 2019, the Partnership received net proceeds of $421.6 million from the issuance of $425.0 million of 3.500% senior notes and $40.9 million from the issuance of various CLO borrowings, and the Partnership repaid a $25.0 million CLO term loan. For the nine months ended September 30, 2018, the Partnership received net proceeds of $346.6 million from the issuance of $350.0 million of 5.650% senior notes and $40.8 million from the issuance of various CLO borrowings, and paid $108.8 million to prepay the remaining balance under a promissory note to BNRI. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings.
Distributions to our common unitholders were $118.4 million and $84.3 million for the nine months ended September 30, 2019 and 2018, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $242.3 million and $191.7 million for the nine months ended September 30, 2019 and 2018, respectively. Distributions to our preferred unitholders were $17.7 million for both the nine months ended September 30, 2019 and 2018.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2019 and 2018 were $(161.7) million and $662.3 million, respectively. Contributions from non-controlling interest holders were $24.7 million and $17.6 million for the nine months ended September 30, 2019 and 2018, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30,

2019 and 2018, distributions to non-controlling interest holders were $42.9 million and $72.7 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $13.9 billion at September 30, 2019, an increase of $1.0 billion from December 31, 2018. The increase in total assets was primarily attributable to an increase in investments, including accrued performance allocations, of $1.2 billion, an increase in cash and cash equivalents of $860.2 million (due in part to the timing of the September Senior Note issuance being prior to the preferred unit redemption in October 2019) and the recognition of lease right-of-use assets, net of $212.8 million. Investments of Consolidated Funds decreased $829.3 million due to the deconsolidation of two CLOs during the nine months ended September 30, 2019, partially offset by the consolidation of one CLO. Cash and cash equivalents were approximately $1.5 billion and $629.6 million at September 30, 2019 and December 31, 2018, respectively.
Total liabilities were $10.6 billion at September 30, 2019, an increase of $554.6 million from December 31, 2018. The increase in liabilities was primarily attributable to an increase in debt obligations of $411.5 million (see Note 5), an increase in accrued compensation and benefits of $309.7 million, an increase in lease liabilities of $292.8 million, and the reclassification of the $405.4 million redemption value of the Preferred Units from equity to a liability. The increase was partially offset by a decrease in loans payable of Consolidated Funds of $608.7 million and a decrease in other liabilities of Consolidated Funds of $361.1 million from December 31, 2018 to September 30, 2019, driven by the deconsolidation of two CLOs during the nine months ended September 30, 2019.
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. For example, as previously discussed, the CLO term loans generally are secured by the Partnership’s investment in the CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity.
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2019, our total assets without the effect of the Consolidated Funds were $9.4 billion, including cash and cash equivalents of $1.5 billion and net accrued performance revenues of $1.8 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2019 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2019 to Dec. 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes) (1)	$25.3	$—	$363.1	$1,583.0	$1,971.4
Interest payable (2)	22.9	178.4	164.2	1,224.3	1,589.8
Other consideration (3)	410.4	2.6	75.0	170.0	658.0
Operating lease obligations (4)	16.3	101.2	105.8	484.0	707.3
Capital commitments to Carlyle funds (5)	3,942.4	—	—	—	3,942.4
Tax receivable agreement payments (6)	—	—	25.0	82.1	107.1
Loans payable of Consolidated Funds (7)	19.9	158.4	158.2	4,828.6	5,165.1
Unfunded commitments of the CLOs (8)	3.9	—	—	—	3.9
Consolidated contractual obligations	4,441.1	440.6	891.3	8,372.0	14,145.0
Loans payable of Consolidated Funds (7)	(19.9)	(158.4)	(158.2)	(4,828.6)	(5,165.1)
Capital commitments to Carlyle funds (5)	(3,381.9)	—	—	—	(3,381.9)
Unfunded commitments of the CLOs (8)	(3.9)	—	—	—	(3.9)
Carlyle Operating Entities contractual obligations	$1,035.4	$282.2	$733.1	$3,543.4	$5,594.1

(1)
The table above assumes that no prepayments are made on the senior notes and that any outstanding balance on the senior credit facility is repaid on the maturity date of the senior credit facility, which is February 11, 2024. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans and senior notes.

(2)
The interest rates on the debt obligations as of September 30, 2019 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, and a range of approximately 1.75% to 4.21% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

(3)
These obligations represent our estimate of amounts to be paid associated with our business acquisitions and other obligations, including $150.0 million related to our acquisition of Carlyle Aviation Partners and up to $95.0 million related to our investment in Fortitude Re (see Note 4), $405.4 million related to our preferred unit redemption that was paid in October 2019, and other obligations.

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

(5)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

(6)
Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement for exchanges that have occurred to date. These obligations are more than offset by the future cash savings that the corporate taxpayers are expected to realize. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below. Further, the amount and timing of payments are subject to change based on any future authoritative guidance under the 2017 Tax Cuts and Jobs Act.

(7)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2019, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.57%.

(8)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $14.7 million at September 30, 2019 as we are unable to estimate when such amounts may be paid.

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
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of September 30, 2019 is $245.0 million versus the liabilities recognized on the balance sheet of $23.2 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of September 30, 2019.
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
On July 31, 2019, we announced the termination of future obligations under the tax receivable agreement.
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
Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2018 through September 30, 2019 is as follows:

	Units as of December 31, 2018	Units Issued (1)	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of September 30, 2019
The Carlyle Group L.P. common units	107,746,443	9,561,519	—	1,588,977	(1,628,851)	117,268,088
Carlyle Holdings partnership units	230,977,836	—	—	(1,588,977)	—	229,388,859
Total	338,724,279	9,561,519	—	—	(1,628,851)	346,656,947
(1) Units issued include deferred restricted common units and units issued and delivered in connection with our equity method investment in NGP.
The Carlyle Group L.P. common units issued during the period from December 31, 2018 through September 30, 2019 relate to the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2019.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for common units on a one-for-one basis. Senior Carlyle professionals can exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement and the Carlyle Holdings partnership agreements. We intend to facilitate an orderly exchange process to seek to minimize the impact on the trading price of our common units. During the three and nine months ended September 30, 2019, senior Carlyle professionals exchanged approximately 1.2 million and 1.6 million, respectively, of their Carlyle Holdings partnership units for common units.
The total units as of September 30, 2019 as shown above exclude approximately 0.5 million common units in connection with the vesting of deferred restricted common units subsequent to September 30, 2019 that will participate in the common unitholder distribution that will be paid November 19, 2019.

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
There was no material change in our market risks during the three months ended September 30, 2019. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended September 30, 2019 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
(Dollars in millions, except unit and per unit data)
July 1, 2019 to July 31, 2019 (1)	—	$—	—	$188.0

August 1, 2019 to August 31, 2019 (1)(2)	984,992	$22.87	984,992	$165.5

September 1, 2019 to September 30, 2019 (1)	—	$—	—	$165.5
Total	984,992		984,992
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

Item 3.         Defaults Upon Senior Securities
Not applicable.
Item 4.         Mine Safety Disclosures
Not applicable.
Item 5.         Other Information
None.

Item 6.         Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 6, 2011).

3.2
Second Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2017).

4.1
Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.2
First Supplemental Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.3	Form of 3.500% Senior Notes due 2029 (included in Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: October 31, 2019	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)