Form 10-K
period 2019-12-31
Carlyle Group Inc.
filed 2020-02-12
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-35538

The Carlyle Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2832612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Pennsylvania Avenue, NW
Washington, DC, 20004-2505
(Address of principal executive offices) (Zip Code)
(202) 729-5626
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CG	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 28, 2019 was $2,427,751,893.
The number of the Registrant’s shares of common stock outstanding as of February 7, 2020 was 348,229,168.
DOCUMENTS INCORPORATED BY REFERENCE
None

1

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware Corporation named The Carlyle Group Inc. Pursuant to the Conversion, at the specified effective time on January 1, 2020, each common unit of The Carlyle Group L.P. outstanding immediately prior to the effective time converted into one share of common stock of The Carlyle Group Inc. and each special voting unit and general partner unit was canceled for no consideration. In addition, holders of the partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P. exchanged such units for an equivalent number of shares of common stock and certain other restructuring steps occurred (the conversion, together with such restructuring steps and related transactions, the “Conversion”).

Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (i) prior to the consummation of the Conversion to The Carlyle Group L.P. and its consolidated subsidiaries and (ii) from and after the consummation of the Conversion to The Carlyle Group Inc. and its consolidated subsidiaries. References to our common stock or shares in periods prior to the Conversion refer to the common units of The Carlyle Group L.P. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals. When we refer to the “Carlyle Holdings partnerships” or “Carlyle Holdings”, we are referring to Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P., which prior to the Conversion were the holding partnerships through which the Company and our senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in our business.

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

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), as well as our business development companies and associated managed accounts.

For an explanation of the fund acronyms used throughout this Annual Report, refer to “Item 1. Business–Our Family of Funds.”
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

(c)	the net asset value of our hedge fund and fund of hedge funds vehicles (pre redemptions and subscriptions), as well as certain carry funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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

PART I.

ITEM 1.    BUSINESS
Overview
We are one of the world’s largest and most diversified global investment firms. We advise an array of specialized investment funds and other investment vehicles that predominantly invest across the spectrum of private capital asset classes, including private equity, credit, energy and power, real estate, and infrastructure. Our teams invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our investors throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage more than $224 billion in AUM as of December 31, 2019. We have more than 1,775 employees, including 671 investment professionals in 32 offices across six continents, and we serve more than 2,600 active carry fund investors from 94 countries. Across our Corporate Private Equity (“CPE”) and Real Assets segments, as of December 31, 2019, we had investments in 267 active portfolio companies that employ more than 950,000 people. In general, we have more investment professionals, offices, investment funds and investments across our platform than many of our peers. We have structured our firm in this manner to provide our fund investors with a diverse product set tailored to individual investing decisions, with investment capabilities that utilize deep teams with a broad global reach. This structure does increase our costs of doing business.
Our firm is guided by several fundamental tenets:

•
Excellence in Investing. Our primary goal is to invest wisely and create value for our investors. We strive to generate superior investment returns by combining deep industry expertise, a global network of local investment teams who can leverage extensive firm-wide resources and a consistent and disciplined investment process.

•
Alignment with our Fund Investors, Stockholders and Other Stakeholders. We seek to continually align our interests with our fund investors, stockholders and other stakeholders. We can deliver an attractive value proposition to all of our constituent bases by delivering investment excellence through a thriving, efficient, global investment platform that considers the environmental, social and governance (“ESG”) implications of its investments to our communities and our portfolio companies.

•
Expansion and Scaling of our Investment Platform. We innovate continuously to expand our investment capabilities through the creation or acquisition of scalable new asset-, sector- and regional-focused strategies in order to provide our fund investors with a wide variety of investment options.

•
Investment in the Firm. We have invested, and intend to continue to invest, significant resources in hiring and retaining a deep talent pool of investment professionals and in creating an efficient global infrastructure to ensure that we are providing our investors with world-class investment expertise and the customized service they require, while also generating attractive financial results for our stockholders.

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

Operational and strategic highlights for our firm for 2019 include:

•	During 2019, we announced our plan to convert to a full “C” Corporation. The Conversion was effective on January 1, 2020. Pursuant to the Conversion:

◦	Our structure is simple and transparent, with all Carlyle Holdings partnerships exchanged for shares of the Company.

◦	Our single class of common stock fully aligns all stockholders on an economic basis and provides all stockholders the same “one vote per share.”

◦	We adopted a new annual dividend of $1.00 per share, or $0.25 per quarter.

◦	We will hold annual stockholders meetings starting in 2021.

•
During 2019, we surpassed our goal of raising $100 billion in new capital commitments during our four-year fundraising plan ending in December 2019. During 2019, we raised more than $19 billion in new commitments across our platform, bringing the total gross commitments raised since 2016 to $110 billion. Of our $161 billion in fee-earning assets under management, more than 98% is in investment vehicles with long-term fee structures and not subject to quarterly redemption, driving predictable and reliable associated management fees.

•	During 2019, we made investments through our carry funds of more than $21 billion and we realized proceeds of approximately $20 billion for our carry fund investors.

•
In 2019, we signed an agreement for an investment fund advised by us to acquire an additional interest in Fortitude Group Holdings LLC (“Fortitude Holdings”). After closing, which we expect in mid-2020, Carlyle and its fund investors will have an ownership interest in Fortitude Holdings of 71.5%, including the initial 19.9% interest acquired by Carlyle in 2018. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (collectively, “Fortitude Re”, f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity, and property and casualty liabilities. In connection with this transaction, we strengthened our strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has reinsured, will continue to allocate assets in certain of our asset management strategies and vehicles across multiple segments.

•	In 2019, we fully integrated Carlyle Aviation Partners into our Global Credit segment, and are pursuing an expansion of their fund offerings by leveraging our global distribution capabilities.

•	In September 2019, we issued $425 million of 3.500% senior notes due in 2029, and in October we completed the full redemption of our outstanding preferred units.

•
Throughout the year, we continued to strengthen and deepen our investment and operating platform through targeted new hires. Institutionalizing Carlyle’s investment platform to position our firm for future success is a key priority.

•
We further aligned our interests with our fund investors and stockholders as Carlyle, our senior Carlyle professionals, advisors and other professionals increased commitments to our investment funds by over $0.6 billion during the year for total commitments of $13.4 billion since inception, of which $3.9 billion is unfunded as of December 31, 2019.

•
Each of our segments continued to leverage the One Carlyle platform to take advantage of economies of scale and we continued to work across the firm to develop different products for our fund investors.

Operational and strategic highlights for our four business segments for 2019 include:

•	CPE:

◦
CPE successfully completed fundraising for our latest Europe buyout and Europe technology funds, launched fundraising for our latest Japan buyout fund, and made significant progress on our latest longer-dated private equity fund. During 2019, we raised more than $7 billion in new capital commitments for our CPE funds.

◦
During 2019, CPE invested more than $8 billion across the segment despite a challenging investment environment. CPE invested capital in 18 different countries, primarily concentrated in the Americas (67%), along with 19% and 14% invested in the Europe, Middle East & Africa and Asia-Pacific regions, respectively.

◦
CPE realized proceeds of $5 billion for our CPE carry fund investors in 2019, across a mix of trade-sales, public market block trades, IPOs, recapitalizations, and dividends. In 2019, we signed agreements to sell several large portfolio companies that have already closed, or are expected to close, in 2020. Additionally in 2019, we filed or confidentially submitted a number of S-1s for potential initial public offerings.

•	Real Assets:

◦
In 2019, we concluded fundraising for our first global infrastructure opportunities fund as well as the twelfth NGP North American energy fund. We continued fundraising for our second international energy fund and our U.S. open-ended core-plus real estate fund. In total, we closed on more than $3 billion in new commitments to our Real Assets segment during 2019.

◦
In addition, we announced the formation of our new global renewable and sustainable energy team. This team will be focused on renewable energy investing and will seek to capitalize on the energy transition by targeting opportunistic, private equity-style investments in renewable development projects, operating companies and related businesses, primarily in OECD countries.

◦
During 2019, we invested more than $5 billion in our Real Assets segment. Of this amount, we invested more than $2 billion to acquire or develop real estate properties, primarily in the U.S. across multiple sectors, including multifamily, commercial, senior living and for-sale residential properties. We also invested in a wide range of energy and power generating facilities in the United States and Europe. In total, our energy and infrastructure platform invested, or committed to invest, more than $3 billion in 2019.

◦	We realized proceeds of approximately $6 billion for our Real Assets carry fund investors in 2019.

Global Credit:

◦	We continued our efforts to build a more diversified Global Credit business that leverages our existing platform and operations and extends our asset management capabilities.

◦
We held a final closing on our flagship opportunistic credit fund with approximately $2.4 billion of investable capital and raised an additional $350 million in a separately managed account focused on the opportunistic credit strategy. In our collateralized loan obligation (“CLO”) business, we closed three new CLOs in the U.S. and two new CLOs in Europe during 2019, in addition to multiple resets and refinancings, with more than $26 billion of total AUM across all of our CLOs at December 31, 2019. In Carlyle Aviation Partners, we held initial closes on our latest aviation flagship finance fund with $340 million in commitments, and raised an additional $500 million for a pre-delivery payment fund. In total, we raised approximately $6 billion in new capital commitments to our Global Credit products during 2019, and overall AUM, including Carlyle Aviation Partners, increased to more than $49 billion.

◦	We invested $2.6 billion in our carry funds, and executed $2.7 billion of CLO issuances and $3.0 billion in gross originations from direct lending.

◦
We terminated our joint venture with OppenheimerFunds and are the sole investment advisor to Carlyle Tactical Private Credit Fund (the “Interval Fund”, formerly known as OFI Carlyle Private Credit), as we look to continue expanding our credit strategy offerings to the retail investor base.

Investment Solutions:

◦
During 2019, we deployed more than $5 billion in investments across our Investment Solutions platform, and our Investment Solutions’ portfolio appreciated 15% during the year. We raised approximately $3 billion in capital commitments during the year, including over $500 million in new client SMAs. The second Metropolitan Real Estate co-investment program raise is underway and the seventh AlpInvest secondaries program launched its fundraising in September 2019.

◦	Our exit activity in our Investment Solutions segment was strong this year, realizing proceeds of more than $7 billion for our Investment Solutions investors.
Business Segments
We operate our business across four segments: (1) CPE, (2) Real Assets, (3) Global Credit and (4) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Private Equity
Our CPE segment, established in 1990 with our first U.S. buyout fund, advises our buyout and middle market and growth capital funds that pursue a wide variety of investments of different sizes and growth profiles. Our 35 active CPE funds are each carry funds. They are organized and operated by geography, industry, or strategy and are advised by teams of local professionals who live and work in the markets where they invest. In our CPE segment we also have 68 active external co-investment entities and separately managed accounts. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.
Our CPE teams have two primary areas of focus:

•
Buyout Funds. Our buyout teams advise a diverse group of 25 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan Africa or South America), a particular industry, (e.g., financial services), or strategy (e.g., longer duration). In 2019, we successfully completed fundraising for our latest Europe buyout and financial services funds, launched fundraising for our latest Japan buyout fund and made significant progress on our longer-dated private equity fund. We invested approximately $7 billion in new and follow-on investments through our buyout funds. As of December 31, 2019, our buyout funds had, in the aggregate, approximately $79 billion in AUM.

•
Middle Market and Growth Capital. Our 10 active middle market and growth capital funds are advised by regionally-focused teams in the United States, Europe and Asia, with each team generally focused on private equity investments in middle-market and lower middle-market companies consistent with specific regional investment considerations. The investment mandate for our middle market and growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early-stage or venture-type investments. In 2019, we successfully completed fundraising for our latest European technology partners fund; strong investor demand resulted in a single and final closing at the fund’s hard cap. We invested more than $1 billion in new and follow-on investments through our middle market and growth capital funds. As of December 31, 2019, our middle market and growth funds had, in the aggregate, approximately $7 billion in AUM.

From inception through December 31, 2019, our CPE segment has invested approximately $106 billion in 650 investments. Of that total, we have invested 58% in 309 investments in North and South America, 24% in 165 investments in Europe, the Middle East and Africa and 18% in 176 investments in the Asia-Pacific region. We have fully realized 466 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our CPE segment as of December 31, 2019 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$86	39%	$62	184	35	$32	272	$106	650
Real Assets
Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 27 active carry funds focused on real estate, energy and infrastructure and also includes the three NGP Predecessor Funds and four NGP Carry Funds that are advised by NGP. This segment pursues investment opportunities across a diverse array of tangible assets in the real estate, energy and infrastructure sectors. Our real estate activities focus on a broad range of opportunities including residential and retail properties, senior living facilities, industrial properties, self storage properties, office buildings and hotels. Our energy and infrastructure activities include oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind and solar farms, airports, toll roads, transportation, water utility and digital infrastructure, as well as the companies providing services to or otherwise related to them.
Our Real Assets teams have three primary areas of focus:

•
Real Estate. Our ten active real estate funds pursue real estate investment opportunities in Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of 107 real estate investment professionals has made more than 1,000 investments in 515 cities/metropolitan statistical areas around the world as of December 31, 2019, including, but not limited to, residential and retail properties, senior living facilities, industrial properties, self storage properties, office buildings and hotels. As of December 31, 2019, our real estate funds had, in the aggregate, more than $18 billion in AUM.

•
Energy. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, energy and oilfield services sectors around the world. Currently, we conduct our North American energy investing through our partnership with NGP, an Irving, Texas-based energy investor. NGP advises seven funds with more than $11 billion in AUM as of December 31, 2019. Through our strategic partnership with NGP, we are entitled to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry Funds. Our international energy investment team focuses on investments across the energy value chain outside of North America. As of December 31, 2019, the international energy team managed approximately $7 billion in AUM through two funds.

•
Infrastructure. Our infrastructure business is comprised of teams that invest in six primary sectors: energy infrastructure, water and waste, transportation, digital infrastructure, power generation and renewables. As of December 31, 2019, we managed more than $4 billion in AUM through five funds including our global infrastructure opportunities fund, our North American power fund and our new renewable and sustainable energy strategy launched in 2019.

Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have, from inception through December 31, 2019, invested on a global basis more than $59 billion in 1,232 investments, including 90 active portfolio companies. Of that total, we have invested 77% in 1,046 investments in North and South America, 18% in 131 investments in Europe, the Middle East and Africa and 5% in 55 investments in the Asia-Pacific region. We have fully realized 786 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our Real Assets segment as of December 31, 2019 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$43	19%	$33	446	27	$15	153	$59	1,232

(1)	Excludes NGP employees.

(2)	Excludes investment activity of the NGP Predecessor Funds.

(3)	Includes the three NGP Predecessor Funds and four NGP Carry Funds advised by NGP.
Global Credit
Our Global Credit segment, established in 1999 with our first high yield fund, advises a group of 64 active funds that pursue investment strategies that span the credit spectrum: liquid credit, illiquid credit, and real assets credit. Taken together, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2019, we hired several new senior investment professionals to expand Global Credit’s investment breadth and geographical presence.
Primary areas of focus for our Global Credit platform include:

•
Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2019, in addition to multiple resets and refinancings, we closed three new U.S. CLOs and two CLOs in Europe with a total of $1.8 billion and $0.9 billion, respectively, of AUM at December 31, 2019. As of December 31, 2019, our loans and structured credit team advised 49 structured credit funds and two carry funds in the United States, Europe and Asia totaling, in the aggregate, more than $27 billion in AUM.

•
Direct Lending. Our direct lending business includes our BDCs that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million, that lack access to the broadly syndicated loan and bond markets. In 2019, we expanded our direct lending capabilities by adding senior personnel to bolster our underwriting capabilities. As of December 31, 2019, our direct lending investment team advised two BDCs and four separately managed accounts totaling, in the aggregate, more than $5 billion in AUM.

•
Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2019, our opportunistic credit team advised one fund and one separately managed account totaling, in the aggregate, approximately $3 billion in AUM.

•
Distressed Credit. Our distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2019, our distressed credit team advised three funds totaling, in the aggregate, more than $3 billion in AUM.

•
Aircraft Financing and Servicing. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. As of December 31, 2019, Carlyle Aviation Partners had approximately $7 billion in AUM across four active carry funds, securitization vehicles and liquid strategies.

•
Energy Credit. Our Energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2019, our energy credit team advised two funds with more than $3 billion in AUM.

•
Capital Solutions. Carlyle Capital Solutions (“CCS”) is our loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Capital Solutions is to originate and syndicate loans and underwrite securities of both third parties and Carlyle portfolio companies.

The following table presents certain data about our Global Credit segment as of December 31, 2019 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals
$49	22%	$38	64	137

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
The primary areas of focus for our Investment Solutions teams include:

•
Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2019, AlpInvest advised 88 vehicles totaling, in the aggregate, approximately $23 billion in AUM.

•
Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as

AlpInvest. As of December 31, 2019, our co-investment programs were conducted through 62 vehicles totaling, in the aggregate, approximately $10 billion in AUM.

•
Private Equity Secondary Investments. Funds managed by AlpInvest acquire limited partnership interests in the secondary market. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. As of December 31, 2019, our secondary investments program was conducted through 62 vehicles totaling, in the aggregate, more than $10 billion in AUM.

•
Real Estate Funds of Funds and Co-Secondary Investments. The principal strategic focus in our real estate funds is on value add/opportunistic real estate investments through direct commitments to more than 100 highly-focused, specialist real estate managers across the globe. As of December 31, 2019, we advised 36 real estate vehicles with more than $2 billion in AUM. We also focus on real estate secondaries and co-investments.

The following table presents certain data about our Investment Solutions segment as of December 31, 2019 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$45	20%	$28	248	$14	101	$75

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

Investment Approach
Corporate Private Equity
The investment approach of our CPE teams is generally characterized as follows:

•
Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our CPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle’s competitive advantages, sector experience and the global One Carlyle platform. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience (i.e., the “Carlyle Edge”) we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our corporate private equity funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

•
Geographic- and Industry-Focused. We have developed a global network of local investment teams with deep local insight into the areas in which they invest and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allow them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We believe that our global platform helps enhance all stages of the investment process, including by facilitating faster and more effective diligence, a deeper understanding of global industry trends and priority access to the capital markets. We have particular industry expertise in aerospace, defense and government services, consumer, media and retail, financial services, healthcare, industrial, telecom, technology and business services, and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to drive value creation.

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

◦
Data: The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes 184 active portfolio companies as of December 31, 2019, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach.

◦
Information Technology Resources: Carlyle has established an information technology capability that contributes to due diligence, portfolio company strategy and portfolio company operations. The capability includes dedicated information technology and business process resources, including assistance with portfolio company risk assessments and enhanced deal analytics.

◦
Digital: Given the increasing importance of digital tools and resources across the global economy, we have established a dedicated group focused exclusively on identifying, developing and implementing digital transformation strategies to help drive growth, unlock value, and drive efficiencies across our portfolio companies.

◦
Procurement: Our leverage-purchasing program seeks to take advantage of economies of scale by providing more effective sourcing programs with better pricing and service levels to our portfolio companies. As of December 31, 2019, nearly 80 portfolio companies are actively participating in the optional program, benefiting from more than 60 category arrangements and preferred vendor arrangements.

◦
Talent and Organization Performance: Focused on maximizing organizational and leadership effectiveness, this team works to enhance leadership and organizational effectiveness through proprietary and third-party data-driven assessments, best-practice playbooks, and knowledge-sharing forums.

◦
Pursuing Best Exit Alternatives. In determining when to exit an investment, our private equity teams consider whether a portfolio company has achieved its objectives, the financial returns and the appropriate timing in industry cycles and company development to strive for the optimal value. The fund’s investment committee approves all exit decisions.

Real Assets
Our Real Assets business includes investments in real estate assets, infrastructure and energy companies and projects.
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

•
Actively Manage our Real Estate Investments. Our real estate investments often require active management to uncover and create value. Accordingly, we have put in place experienced asset management teams to communicate with operating partners and property managers in order to drive business plan implementation. These teams add value through analysis and execution of capital expenditure programs, development projects, lease negotiations, operating cost reduction programs and asset dispositions. The asset management teams work closely with the other real estate professionals to effectively formulate and implement strategic management plans.

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
The investment approach of the teams advising the energy, power, and infrastructure funds is similar to that of our CPE funds.

•
International Energy Investing. Our international energy team pursues investment opportunities in oil and gas exploration and production, midstream, oilfield services and refining and marketing, principally in Europe, Africa, Latin America and Asia. We seek to take advantage of capital scarcity in the international energy market, and we pursue transactions where we have a distinct competitive advantage and can create tangible value for the companies in which we invest, through industry specialization, deployment of human capital and access to our global network. In seeking to build a geographically-diverse international energy portfolio, we focus on cash-generating opportunities, with a particular focus on proven reserves and production, and strategically seek to enhance the efficiency of the portfolio through exploration, infrastructure or operating improvements. We may pursue investment opportunities of variable size, and utilize alternative structures and sources of capital, including incorporating blank check companies to invest alongside our funds to effectively pursue large transactions.

•
North American Energy Investing. We conduct our current North American energy investing through our strategic partnership with NGP, an Irving, Texas-based energy investment firm that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, mineral and royalty interests, oilfield services, pipelines and processing, as well as agricultural investments and properties. NGP seeks to align itself with “owner-managers” who are invested in the enterprise, have a top-tier technical team and who have a proprietary edge that differentiates their business plan. NGP strives to establish a portfolio of platform companies to grow through acquisitions and development and provides financial and strategic support and access to additional capital at the lowest cost. We do not control or manage the NGP Energy Funds that are advised by NGP. NGP is managed by its senior leadership team.

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

•
Global Infrastructure Investing. Our global infrastructure team pursues investments across a variety of sectors and geographies. The fund team targets investment opportunities primarily domiciled in developed markets with strong commercial systems and rule of law. The team utilizes a value-added approach to transaction sourcing, diligence and asset management and seeks to generate attractive risk-adjusted returns for the fund. The team seeks to enhance the value of its investments through strategic and operational impact including risk management techniques utilized across Carlyle’s global corporate private equity and natural resources investment businesses. The goal of this approach is to increase the profitability of the investments, increase cash flow yield and enhance the attractiveness of the asset for ultimate exit to a trade buyer, core infrastructure buyer or the public markets.

•
Renewables Investing: Our renewables team pursues investment opportunities on a global basis, with a primary emphasis on OECD countries. The team targets companies and assets that are positioned to benefit from the energy transition, including (among others) renewable energy project development, on-site generation, operations and maintenance service providers, grid-scale energy storage, flexibility services and energy efficiency, smart metering, virtual power plants, interconnectors, electric transport and renewable heating. The team seeks to focus on opportunities that have identifiable downside risk protection and the potential for asymmetric returns, and seeks to create value through private equity-style improvements to the businesses and projects that we invest in. The goal of this approach is to achieve investment performance that is largely uncorrelated with fossil fuel prices and to execute a strategy that is well-aligned with major global growth trends including growing populations and rising living standards, increasing consumption and natural resources depletion, and increasing government and consumer sentiment favoring sustainable policies.

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

•
Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our Global Credit team employs an integrated, cross platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 275 active portfolio companies and lending relationships, 20 credit industry research analysts, and in-house government affairs and economic research teams.

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

•
Proactive Sourcing: AlpInvest Partners’ and Metropolitan Real Estate’s extensive network of private equity and real estate managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the best opportunities are found in areas that are less subject to competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (in the case of structured products), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of December 31, 2019. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO’s			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$19.2 bn	2012-2019	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.8 bn	2013-2019	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	CSC	$0.8 bn	2017	CRP V	$3.0 bn	2006
Global Financial Services Partners			CASCOF	$0.4 bn	2015	CRP IV	$1.0 bn	2005
CGFSP III	$1.0 bn	2018	Direct Lending			CRP III	$0.6 bn	2001
CGFSP II	$1.0 bn	2013	Business Development Companies[1]			Core Plus Real Estate (U.S.)
CGFSP I	$1.1 bn	2008	TCG BDC II, Inc.	$1.9 bn	2017	CPI[2]	$2.7 bn	2016
Carlyle Europe Partners			TCG BDC, Inc.	$2.2 bn	2013	International Real Estate
CEP V	€6.4 bn	2018	Opportunistic Credit Carry Fund			CER	€0.5 bn	2017
CEP IV	€3.7 bn	2014	CCOF	$2.4 bn	2017	CEREP III	€2.2 bn	2007
CEP III	€5.3 bn	2007	Energy Credit Carry Funds			Natural Resources Funds
CEP II	€1.8 bn	2003	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
Carlyle Asia Partners			CEMOF I	$1.4 bn	2011	NGP XII	$4.3 bn	2017
CAP V	$6.6 bn	2018	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CBPF II	RMB 2.0 bn	2017	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
CAP IV	$3.9 bn	2014	CSP III	$0.7 bn	2011	NGP Agribusiness Carry Fund
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	NGP GAP	$0.4 bn	2014
CAP II	$1.8 bn	2006	Carlyle Aviation Partners			NGP Predecessor Funds
Carlyle Japan Partners			SASOF V	$0.4 bn	2020	Various[3]	$5.7 bn	2007-2008
CJP IV	¥208.9 bn	2019	SASOF IV	$1.0 bn	2018	International Energy Carry Funds
CJP III	¥119.5 bn	2013	SASOF III	$0.8 bn	2015	CIEP II	$1.8 bn	2019
CJP II	¥165.6 bn	2006	SASOF II	$0.6 bn	2012	CIEP I	$2.5 bn	2013
Carlyle Global Partners			Securitization Vehicles[2]	$2.7 bn	Various	Infrastructure Funds
CGP II	$1.2 bn	2019	8 Other Vehicles[2]	$2.5 bn	Various	CRSEF	$0.1 bn	2019
CGP	$3.6 bn	2015				CGIOF	$2.2 bn	2019
Carlyle MENA Partners						CPP II	$1.5 bn	2014
MENA I	$0.5 bn	2008	Investment Solutions			CPOCP	$0.5 bn	2013
Carlyle South American Buyout Fund			AlpInvest			CIP I	$1.1 bn	2006
CSABF I	$0.8 bn	2009	Fund of Private Equity Funds
Carlyle Sub-Saharan Africa Fund			88 vehicles	€43.8 bn	2000-2019
CSSAF I	$0.7 bn	2012	Secondary Investments
Carlyle Peru Fund			62 vehicles	€16.5 bn	2002-2019
CPF I	$0.3 bn	2012	Co-Investments
Middle Market & Growth Carry Funds			62 vehicles	€15.4 bn	2002-2019
Carlyle U.S. Venture/Growth Partners			Metropolitan Real Estate
CEOF II	$2.4 bn	2015	36 vehicles	$5.0 bn	2002-2019
CEOF I	$1.1 bn	2011
CUSGF III	$0.6 bn	2006
CVP II	$0.6 bn	2001
Carlyle Europe Technology Partners
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014
CETP II	€0.5 bn	2008
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
CAGP III	$0.7 bn	2005
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of December 31, 2019, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of December 31, 2019.

(2)	Amounts represent Total AUM as of December 31, 2019.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(4)	Real Assets also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.

Organizational Structure
On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware corporation named The Carlyle Group Inc. See “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conversion to a Corporation,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and the unaudited pro forma condensed financial information filed as Exhibit 99.1 hereto for additional information.
In the Conversion, the former holders of common units of the Partnership and limited partners of the Carlyle Holdings partnerships became holders of common stock of the Corporation. The holders of common stock are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under Delaware General Corporation Law (“DGCL”), including the election of the board of directors of the Corporation. Holders of common stock are entitled to one vote per share of common stock.
Following the Conversion, our business and affairs are overseen by a board of directors of the Corporation, rather than by the board of directors of Carlyle Group Management L.L.C., formerly the general partner of the Partnership. The directors and executive officers of the Corporation immediately after the Conversion are the same individuals who were directors and executive officers, respectively, of Carlyle Group Management L.L.C. immediately prior to the Conversion. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance.”
In connection with the Conversion, senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C., which is wholly owned by our founders and other senior Carlyle professionals. As a result, we are a “controlled company” and qualify for exceptions from certain corporate governance and other requirements of the rules of the Nasdaq Global Select Market (“Nasdaq”). See “Item 1A. Risk Factors—Risks Related to Our Common Stock—Carlyle Group Management L.L.C. controls us and its interests may conflict with ours or yours in the future” and “—We are a “controlled company” and as a result rely on and intend to continue to rely on, exceptions from certain corporate governance requirements under the rules of Nasdaq.”

LP Relations
Our diverse and sophisticated investor base includes more than 2,600 active investors in our carry funds located in 94 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $19 billion in 2019. We continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-selling products across our diverse platform. We have a dedicated in-house investor relations group, which includes 36 geographically-focused professionals with extensive investor relations, product knowledge and fundraising experience. In addition, we have eight product specialists with a focus on our Investment Solutions and Real Assets business segments and 12 professionals focused on high net worth distribution. Our fundraising group is supported by 54 support staff responsible for project management and fulfillment. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor investor preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
As of December 31, 2019, approximately 94% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund and approximately 76% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.

Investor Services
We have a team of over 500 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 31 professionals and a government relations group of five professionals with a presence around the globe as of December 31, 2019.
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

Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) is an affiliate of CIM and serves as investment adviser for most of our Global Credit carry funds, as well as our BDCs and Interval Fund and is registered under the Advisers Act. The business of Carlyle Aviation Partners includes investment funds organized to invest in certain aviation-related securities and physical assets (including aircraft, engines and components), and certain of the advisers and general partners of such funds are currently not registered under the Advisers Act or otherwise operated in reliance on another entity’s registration under the Advisers Act. Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “—Incentive Arrangements / Fee Structure” below.
Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds whose securities are owned exclusively by persons in the United States who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act and purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the 1940 Act or register as investment companies under the 1940 Act or elect to be regulated as BDCs under the 1940 Act.
The governing agreements of the vast majority of our investment funds provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to affirmatively vote to continue the commitment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner (or similar managing entity) or the investment adviser or ceases to hold a specified percentage of the economic interests in the general partner (any such events, a “Key Person Event”).
With limited exceptions, our carry funds, BDCs, Interval Fund, NGP Predecessor Funds, and certain other investment vehicles, are closed-end funds. In a closed-end fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, the governing agreement of each investment vehicle contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors’ interests are usually locked up for a period of time after which investors may generally redeem their interests on a quarterly basis, to the extent that sufficient cash is available.
With respect to our CPE, Real Assets and Global Credit carry funds, investors generally agree to fund their commitment over a period of time. For such carry funds, the commitment period generally runs until the earliest of (i) the sixth anniversary of either the effective date (the date we start charging management fees for the fund), or the initial closing date, (ii) the fifth anniversary of the final closing date of the fund; (iii) the date the general partner cancels the investors’ obligation to fund capital contributions due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 75% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iv) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (v) the occurrence of a Key Person Event, unless upon any of these events the investors vote to continue the commitment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing investments (collectively, the “post-termination obligations”). Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, although certain funds do not have a time limit and there may be limitations on how much the fund is permitted to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of the fund’s aggregate capital commitment.
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

The term of each of the CPE, Real Assets and Global Credit carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances (e.g., 6 years, in the case of certain Carlyle Aviation Partners funds) or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, “longer-dated funds”), such as 15 years from the final closing date, or may be open-ended.
With respect to our Investment Solutions vehicles and separately managed accounts, the commitment period generally runs for a period of one to five years after the initial closing date of the vehicle. Following the termination of the commitment period, an investor in one of our Investment Solutions vehicles or separately managed accounts generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to satisfy any post-termination obligation. The term of each of the funds generally will end 8 to 12 years from the initial closing date. In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to two-year periods, potentially up to a maximum of four years or until such time as is reasonably necessary for the general partner to be able to liquidate the fund’s assets.
Incentive Arrangements / Fee Structure
Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the CPE, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s commitment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the commitment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts, open-end funds and longer-dated carry funds, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory agreement and related agreements, these fees are generally called semi-annually in advance. For certain open-end and longer-dated carry funds, management fees are called quarterly in arrears over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the BDCs are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.50% of the month-end value of the Interval Fund’s net assets.
The investment advisers of our Investment Solutions private equity and real estate carry fund vehicles generally receive an annual management fee that ranges from 0.25% to 1.0% of the vehicle’s capital commitments or its committed capital to investments during the commitment fee period of the relevant fund or the weighted-average commitment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) net invested capital; (ii) the lower of cost or fair value of the capital invested, (iii) the net asset value for unrealized investments or (iv) the contributions for unrealized investments; however certain separately managed accounts pay management fees at all times on contributions for unrealized investments or on the initial commitment amount. The management fees we receive from our Investment Solutions carry fund vehicles typically are payable quarterly in advance.
Our equity interest in NGP entitles us to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as advisors to the NGP Energy Funds.
The general partners or investment advisers to certain of our CPE, Real Assets and Global Credit carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated either as a fixed amount or as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to investors in our carry funds are generally reduced by 80% to 100% of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates.
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
Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or 10% to 20% on certain open-end and longer-dated carry funds, certain credit funds and external co-investment vehicles, or approximately 2% to 12% in the case of most of our more mature Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. Of the the carried interest that we retain, we utilize a portion for our new carried interest pool program that commenced in 2019 for certain of our employees who do not receive direct allocations of carried interest to further align their interests with those of our investors. For most carry funds, the carried interest is subject to an annual preferred return of 6% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its CPE, Real Assets and Global Credit carry funds. If, as a result of diminished performance of later investments in the life of a closed-end fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of the allocated carried interest, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any “giveback” obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any “giveback” obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors and the length of time the fund has been in carry, as well as other qualitative measures. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement, although in certain cases the giveback is calculated at prior intervals.
With respect to our BDCs and the Interval Fund, carried interest is generally referred to as an “Incentive Fee.” Incentive Fees consist of performance-based incentive arrangements pursuant to management contracts when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive Fees are recognized when the performance benchmark has been achieved.
Under our arrangements with the historical owners of Carlyle Aviation Partners, we are entitled to 100% of the management fee-related revenues and advisory fee-related revenues of Carlyle Aviation Partners that serve as advisers or service providers of the Carlyle Aviation Partners funds and portfolios of investments. In addition, we will receive 55% of the carried interest from funds managed or advised by Carlyle Aviation Partners, with the remaining 45% being allocated to the prior owners of Carlyle Aviation Partners and certain employees.
With respect to our arrangements with NGP, we are entitled to an allocation of income equal to 47.5% of the carried interest received by NGP XI and future NGP funds. In addition, we hold an interest in the general partner of the NGP X fund, which entitles us to an allocation of income equal to 40% of the carried interest received by NGP X’s general partner.
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
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle generally expects to commit to fund approximately 0.75% to 1% of the capital commitments to our future CPE, Real Assets and Global Credit carry funds. We also intend to make investments in our Investment Solutions carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
One Carlyle Culture
Our culture is built on promoting innovation, good citizenship and service to our investors. Carlyle uses its One Carlyle global network, deep industry knowledge, Operating executive consultants and portfolio intelligence to create and execute a customized value creation plan for each of our CPE and Real Assets investments. To further this end, Carlyle has created a Global Investment Resources team that helps to translate our One Carlyle culture into services and capabilities supporting our investment process and portfolio companies. This team coordinates with our investment professionals and advisers, including our operating executives and other consultants, to create value during the investment lifecycle. We have also developed a leveraged purchasing effort to provide portfolio companies with effective sourcing programs with better pricing and service levels to help create operating value. This program seeks to drive down costs on common indirect spend categories and disseminate best practices on managing functional spend in the areas of HR/employee benefits, corporate real estate, information technology and treasury/risk. Our approach ensures that Carlyle’s global network, deep industry knowledge and operational expertise are used to support and enhance our investments.
Corporate Citizenship
We are committed to the principle that building a better business means investing responsibly and engaging in communities where we work and invest. Responsible investing means we consider the environmental, social and governance (“ESG”) implications of our investments, and have developed a framework for understanding, monitoring and managing those issues. In September 2008, Carlyle developed a set of responsible investment guidelines that consider the environmental, social and governance implications of certain investments we make. These guidelines were integral to shaping the corporate social responsibility guidelines later adopted by the members of the American Investment Council. We use the principles in these guidelines to inform our investment decision-making process for controlling, corporate investments.
Over the years, we have sought to continuously strengthen governance and transparency, ensuring that the interests of our investors, portfolio companies and investment professionals are aligned with our ESG goals. In 2019, we hired a Global Head of Impact. Good governance processes enable us to monitor current and emerging risks and provide investors with the transparency they require.
ESG considerations play a growing role in our investment processes and the operations of our portfolio companies. As part of Carlyle’s investment process for our Corporate Private Equity funds, we evaluate ESG risks and seek opportunities to create value through sustainability initiatives. During our ownership period, we support our management teams’ efforts to develop strategic ESG programs and provide access to prescreened vendors, sustainability resources and individualized assistance from our Head of Impact and her team. Carlyle educates portfolio companies in which we have a controlling interest on the guidelines for responsible investment and encourage them to review the guidelines at the board level on an annual basis.

We see sustainability efforts adding value primarily in four areas: customer satisfaction, brand equity, operational efficiency and cost savings and workforce.
At Carlyle we believe that diverse teams and experiences bring tremendous value to our firm. We are committed to growing and cultivating an environment that fosters diversity in gender, race, ethnicity, sexual orientation, disability, religion and age, as well as cultural backgrounds and ideas. In 2013, Carlyle established our Diversity & Inclusion Council, which we believe is the first of its kind in our industry. In 2018, we hired our first Chief Inclusion and Diversity Officer. We currently have seven Employee Resource Groups to foster and cultivate a diverse and inclusive workforce. We also have a mentoring program that provides support for employees across the globe. Carlyle earned a 100% rating for 2018, 2019 and 2020 on the Corporate Equality Index, a national benchmarking survey and report on corporate policies and practices related to lesbian, gay, bisexual, transgender and queer workplace equality, administered by the Human Rights Campaign Foundation.
We encourage our employees to get involved where they live, work and invest through our volunteer and wealth sharing programs. We work to continually improve environmental stewardship within our firm, particularly in the areas of energy and materials use. In 2018, Carlyle achieved carbon neutral operations, based on our analysis as of December 31, 2017. We have maintained that commitment to the current date, with our most recent analysis period concluding on December 31, 2018.
We are a member of the British Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant, on a voluntary basis, with the Private Equity Reporting Group Guidelines for Disclosure and Transparency when such companies become subject to these guidelines. Carlyle is a member of Invest Europe and an active participant in its work on ESG-related industry issues. Further, we are also a member of the Bundesverband Deutscher Kapitalbeteiligungsgesellschaften (“BVK”), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so.
AlpInvest is a signatory of the Principles for Responsible Investment and has adopted the UN Global Compact as a corporate social responsibility (“CSR”) framework to evaluate fund managers and portfolio companies. AlpInvest has fully integrated CSR into its investment process and actively engages with fund managers and other stakeholders in the private equity markets to promote sustainability and improved corporate governance as an investment consideration.
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
Global Information Technology and Solutions
Global Information Technology and Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities and connect a global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plans are designed to allow all critical business functions to continue in an orderly manner in the event of an emergency. GTS works closely with our various segments to test Carlyle’s business continuity plans via table top exercises and disaster recovery exercises. GTS requires firm-wide information security awareness training on a quarterly basis to sensitize employees about the cyber risks to the firm with a goal of educating the firm on how to safeguard Carlyle’s information assets. This testing is intended to help mitigate risk to the firm if an actual emergency were to occur. Carlyle’s Information Security Steering Committee, chaired by the Chief Information Security Officer, monitors threats and prioritizes the initiatives of Carlyle’s information security programs.
Competition
As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products which enable them to tailor their investments across alternatives in private equity, real estate, natural resources, infrastructure and credit. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
We generally compete with sponsors of public and private investment funds across all of our segments. Within our CPE segment, we also compete with sovereign wealth funds and operating companies acting as strategic acquirers. In our Global Credit segment, we compete with private credit strategies, BDCs, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders and other CLO issuers. In our Real Assets segment, we compete with real estate development companies and other infrastructure investment business. In our Investment Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services.
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

Some of the entities that we compete with as a global investment firm are substantially larger and have greater financial, technical, marketing and other resources and more personnel than we do. Many of our competitors also have recently raised or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2019, we employed more than 1,775 individuals, including 671 investment professionals, located in 32 offices across six continents.

Operating Executives and Advisors
Supplementing Carlyle’s investment expertise, we have retained a group of senior business executives to help Carlyle invest wisely and create value across a range of industries. These operating executives and advisors are typically former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors often are engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged by, and compensated by, our portfolio companies as directors or to otherwise advise portfolio company management.
Regulatory and Compliance Matters
United States
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. In general, the SEC, Commodity Futures Trading Commission (the “CFTC”) and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to global investment firms.

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
TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities for our Corporate Private Equity, Real Assets and Investment Solutions business lines, and house our anti-money laundering compliance function, is registered as a limited purpose broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is also registered as a broker-dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under an international broker-dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. TCG Securities acts as a placement agent, on a best efforts basis, for interests in private funds for such business lines.
TCG Capital Markets L.L.C. (“TCG Capital Markets”) is an affiliate broker-dealer entity that operates as part of the CCS platform within Global Credit. TCG Capital Markets is the affiliate entity through which we engage in the syndication and placement of securities of corporate issuers, among other related activities, including U.S.-based marketing and fundraising for Global Credit. In addition, TCG Capital Markets is registered as a broker-dealer with the SEC and in 49 states and the District of Columbia. The CCS platform also includes TCG Senior Funding, L.L.C., which originates and syndicates loans.
Additionally, our broker-dealers are subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker-dealers’ operations have been made as a result of such examinations.
Broker-dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, each of TCG Securities and TCG Capital Markets is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which specifies both the minimum level of net capital a broker-dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules, including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies. To date, neither TCG Securities nor TCG Capital Markets has had any capital adequacy issues and each entity is currently capitalized in excess of the minimum maintenance amount required by regulators.
CGCIM, one of our subsidiaries, serves as investment adviser to certain closed-end investment companies that have elected, or intend to elect, to be regulated as BDCs under the Investment Company Act (as well as to certain private fund and other clients). Accordingly, these BDCs are, or are expected to be, subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to the Carlyle Interval Credit Fund, which is regulated as a registered investment company under the Investment Company Act.
United Kingdom and the European Union
Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to an expanding body of regulation, some of which is complex and prescriptive. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. These include rules and regulations in the United Kingdom (“UK”) that are applicable to our subsidiaries established in the UK, as well as, or in addition to, rules and regulations implemented under European-wide directives or regulations, which generally have application throughout the European Economic Area (“EEA”).
In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the “FSMA”) and the principal European legislation affecting the conduct of our business in the EEA is implemented under the Markets and Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive (“AIFMD”) – although there are a number of other pieces of legislation both in the UK and the EEA that affect our business. The FSMA, rules made pursuant to the FSMA, and European law (whether directly applicable regulations or legislation enacted as a directive) comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, sustainable finance, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See “Item 1A. Risk Factors—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
CECP Advisors LLP (“CECP”), one of our subsidiaries in the UK, is authorized under the FSMA and regulated by the Financial Conduct Authority (the “FCA”). CECP has permission to undertake certain corporate finance activities in the UK – broadly these are advising on, and arranging deals in relation to certain types of, investments. For as long as the UK remains a member of the European Union (the “EU”), CECP is also entitled to provide similar services on a cross-border basis under MiFID in other member states of the EEA. CECP is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
CELF Advisors LLP (“CELF”), another one of our subsidiaries in the UK, is also authorized and regulated by the FCA, but has permission to undertake a broader range of regulated activities than CECP, namely, arranging investments, advising on investments, managing investments, dealing in investments as agent, and arranging for the safeguarding and administration of assets. CELF has exercised its right under MiFID to provide similar services in other member states of the European Economic Area. CELF is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
Following the UK's exit from the EU on January 31, 2020, the withdrawal agreement between the UK and the EU contemplates a transitional period up to December 31, 2020 at the earliest, during which the terms of the UK's future relationship with the EU are expected to be negotiated. EEA passporting rights will remain available to the CECP and CELF during that period. However, the ability of CECP and CELF to provide services in the EEA after the transitional period will depend on the terms of a future trade agreement, or possibly on the recognition of the UK by the European Union as equivalent for MiFID purposes.

In December 2019, CECP and CELF became subject to the UK’s “Senior Managers and Certification Regime” (the “SMCR”). The SMCR is a post-financial crisis initiative to make individuals within a financial institution more accountable for their conduct and competence. Under the regime, the FCA will continue to approve a firm’s senior managers, but the firm itself is now responsible for ensuring that relevant staff are fit and proper, and for certifying that it is the case. CECP and CELF are now required to have identified all of their senior managers and certification staff and ensured that they are trained on the new regime. CECP and CELF have until December 9, 2020, to complete the initial certification process of existing staff, to train their other in-scope staff in the conduct rules and to upload data on various individuals to a FCA directory.
The FSMA, rules made pursuant to the FSMA, and European law (whether directly applicable regulations or legislation enacted as a directive) comprehensively regulate the provision of most aspects of investment services in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing on own account or as agent, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.
Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers (“AIFMs”). The AIFMD generally became effective in countries across the EEA 2014. Currently, Carlyle has two authorized AIFMs in the EEA: AlpInvest and CIM Europe S.a.r.l. (“CIM Europe”).
The AIFMD imposes significant regulatory requirements on AIFMs established in the EEA. The AIFMD regulates fund managers by, amongst other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM, prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency and reporting requirement, etc.      Compliance with AIFMD requirements has the potential to restrict Carlyle’s fund marketing strategy and place additional compliance obligations on its authorized AIFMs in the form of, among other things, remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
Authorized AIFMs are entitled to market EU alternative investment funds advised by an alternative investment fund (“AIF”) throughout the EEA under a marketing passport. Under the AIFMD, an authorized AIFM is also permitted to provide certain investment services that would otherwise require authorization under MiFID. Authorization under the AIFMD is currently available only to EEA fund managers. AlpInvest obtained authorization from the Authority for Financial Markets in the Netherlands (the “AFM”) in 2015. AlpInvest has also been licensed by the AFM to provide some of the additional investment services that are otherwise generally reserved to MiFID firms. CIM Europe obtained authorization as an AIFM in Luxembourg in early 2018.
The AIFMD allows member states to permit marketing within their member state by non-EEA fund managers (known as national private placement regimes), provided the local law imposes certain minimum requirements. Member states may impose more stringent requirements. At present, some EEA states have chosen not to operate a national private placement regime at all; some EEA states apply the minimum requirements; others require the minimum plus a few additional requirements (e.g., the appointment of a depository); and some require compliance with substantially all of the AIFMD. Carlyle's Global Credit and real estate fund of funds are currently offered in selected member states of the EEA in accordance with the national private placement regimes of the relevant EEA jurisdiction.
In July 2019, a new regulation and a directive were adopted to provide more standardized requirements for cross-border fund distribution by AIFMs (amongst others). Member states must transpose the new requirements into local law by August 2021. The package includes a new definition of “pre-marketing” and will require an EU AIFM to notify its home state authority within two weeks of commencing any pre-marketing activity. Any subscription to a fund taking place within 18 months of pre-marketing will be considered to be the result of marketing.
As outlined above, certain of our European subsidiaries, such as CECP and CELF, must comply with the pan-European regime established by MiFID, which regulates the provision and conduct of investment services and activities throughout the EEA. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities.
In January 2018, substantial amendments to MiFID were implemented through the entry into force of a directive (Directive 2014/65/EU), a regulation (Regulation 600/2014/EU), an implementing directive, numerous delegated regulations and extensive guidelines (collectively referred to as “MiFID II”). MiFID II is designed to improve the functioning of financial markets in light of the financial crisis and to strengthen investor protection. MiFID II has extended the MiFID requirements in a number of areas and requires investment firms to comply with more prescriptive and onerous obligations in relation to such things as: costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence and corporate governance. MiFID II has therefore imposed further ongoing and periodic compliance requirements on CECP, CELF and, to the extent applicable, AlpInvest.
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
Carlyle Japan Equity Management L.L.C. (“CJEM”) holds a Japanese Type II Financial Instruments Business Operator license from the board of T2FIFA, a self-regulatory organization in Japan. Pursuant to this license, CJEM is permitted to perform marketing activities to and private placements for specified investors with respect to interests in a limited partnership.
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
Since 2018, we have had a 19.9% interest in Fortitude Re, a Bermuda company registered as a Class 4 and Class E insurer.  Fortitude Re is subject to regulation and supervision by the Bermuda Monetary Authority (the “BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”).  In addition, as a result of the acquisition, TC Group Cayman Investment Holdings, L.P. is subject to certain insurance laws and regulations in Bermuda as a “controller” of Fortitude Re under the Bermuda Insurance Act.  These laws and regulations include certain notice requirements for any person that has become, or as a result of a disposition ceased to be, a shareholder controller of a registered insurer, and failure to comply with such requirements is an offense punishable by law.  In November 2019, we signed an agreement for a Carlyle-affiliated investment fund to acquire a stake in Fortitude Re. At closing, which is expected in mid-2020, TC Group Cayman Investment Holdings, L.P. will transfer its stake in Fortitude Re to the investment fund. Following the transaction, the Carlyle entities that are the general partner and investment adviser of the investment fund will each be a “controller” of Fortitude Re under the Bermuda Insurance Act.
In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See “Item 1A. Risk Factors—Risks Related to our Company—Extensive regulation in the

United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties,” “—Financial regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities and we take our obligation to comply with all such laws, regulations and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest, anti-money laundering and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of confidential information, including material, nonpublic information, across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective internal audit department that employs a risk-based audit approach that focuses on Sarbanes-Oxley compliance, enterprise risk management functions and other areas of perceived risk and aims to give management and our Board of Directors reasonable assurance that our risks are well managed and controls are appropriate and effective.
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
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/onecarlyle), our corporate Twitter account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group) and our corporate YouTube channel (www.youtube.com/user/onecarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011 and converted to a corporation on January 1, 2020. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.
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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations). For example, there have been recent outbreaks in several countries, particularly China, of the highly transmissible and pathogenic novel coronavirus. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which could adversely affect the business, financial condition and results of operations of us and our funds’ portfolio companies. These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.
Over the twelve months ending December 31, 2019, the S&P 500 increased by 29%, while the MSCI All Country World Index (MSCI) rose by 24%. Strong public market performance in 2019 seemed to be driven by easier monetary policy and a partial resolution to the U.S.-China trade dispute. While global markets performed well in the aggregate, whipsawing sentiment around ongoing developments in geopolitical and economic affairs led to periods of notable volatility. Last year's market exuberance also belied weaker fundamentals: global economic growth slowed materially due to the collapse in trade volumes, while corporate earnings declined relative to the prior year. As such, it is possible investor sentiment could change quickly once more and market volatility could reemerge in the face of negative macro or geopolitical developments, such as disappointing economic data, a deterioration in trade negotiations, political uncertainty, or less accommodative monetary policy. If global markets become unstable, it is possible sellers may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted.

Market volatility could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. General market volatility and/or a reduction in distributions to investors could cause investors to delay making new commitments to investment funds. With several funds in the market, a decrease in the amount an investor commits to our funds could have an impact on the ultimate size of the fund and amount of management fees we generate.

The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. For example, in the United States, high yield credit spreads rose by nearly 190 basis points (bps) during the fourth quarter of 2018 as fears around global growth and geopolitical tensions intersected with monetary policy tightening by the U.S. Federal Reserve. If credit markets weaken again in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing. If there is a general slowdown in global merger and acquisition activity due to the lack of availability of suitable financing, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2019, we invested more than $21 billion through our carry funds.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign, trade, economic and other policies under the current administration have led to further disruption, instability and volatility in the global markets, which may also have an impact on our exit opportunities. For example, bipartisan legislation enacted in August 2018 may significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which becomes effective on February 13, 2020, CFIUS has the authority to review, and potentially recommend that the President block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.
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
Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance revenues to us or the creation of the obligation to repay performance revenues previously received by us. The payment of less or no performance revenues could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to dividend to our stockholders. The generation of less performance revenues could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. Furthermore, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, the financing of new investments or the operations of our funds’ portfolio companies may become less attractive due to limitations on the deductibility of corporate interest expense. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, both of which could lead to a decrease in our net income.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. While credit was available on attractive terms throughout much of 2019 and new debt issuance rebounded, previous periods of stress have shown how credit markets can weaken rapidly. For example, in the fourth quarter of 2018, corporate debt issuance and merger and acquisition activity decreased significantly as credit spreads widened. It is possible that during future periods of stress, tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive, which may negatively impact the operating performance of our portfolio companies who use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, if market conditions make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage may expose us to substantial risks.
We use indebtedness as a means to finance our business operations, which exposes us to the risks associated with using leverage.  We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce dividends to our stockholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time we may access the capital markets by issuing debt securities. For example, in September 2019, we issued $425 million of 3.500% senior notes due 2029 and used the proceeds to redeem our 5.875% Series A Preferred Units. In September 2018, we issued $350 million aggregate principal amount of 5.650% senior notes due September 2048 and used a portion of the proceeds of the offering to repurchase $250 million in aggregate principal amount of our 3.875% senior notes due February 2023. Approximately $250 million aggregate principal amount of our 3.875% senior notes due February 2023 remains outstanding. In March 2013, we issued $400 million aggregate principal amount of 5.625% senior notes due March 2043 and in March 2014, we issued an additional $200 million aggregate principal amount of 5.625% senior notes due March 2048. We also have a credit agreement that provides a $775 million revolving facility with a final maturity date of February 11, 2024. The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. In September 2019 in connection with our issuance of 3.500% senior notes due September 2029, Standard & Poor’s and Fitch reaffirmed their “BBB+” stable rating.
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments in our funds and strategic investments (e.g., our investment in Fortitude Re), changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by geopolitical conflict as well as changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, environmental, healthcare, labor, infrastructure and energy. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2019, 6% of our CPE, Real Assets and Global Credit carry fund portfolio was in public securities, which is down from December 31, 2018. In addition, transaction fees earned by our carry funds can vary from quarter-to-quarter and year-to-year depending on the nature of the investments in any given period. In 2019, we earned approximately $31 million in transaction fees, which was a slight decrease from $32 million earned in 2018, and a modest increase from $27 million earned in 2017. We anticipate a general decline in net transaction fees earned from our carry funds as our recently raised products have generally increased the percentage of transaction fees that are shared with fund investors from 80% to 100%, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. We are seeking to bolster and grow our capital markets business, and associated fee stream, related to the underwriting, issuance, and placement of debt and equity securities for our portfolio companies and third party clients, which if successful will positively impact transaction fees over time. While total transaction fees in 2019 were relatively flat compared to 2018, the portion of this amount generated by investment activity in our carry funds was lower than previous years, but largely offset by an increase in transaction fees related to our capital markets business. See “—A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees”.
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

As it relates to our strategic equity method investment in Fortitude Re, our earnings from this investment can be subject to significant volatility primarily due to unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. In November 2019, we signed an agreement for a Carlyle-affiliated investment fund to acquire an additional stake in Fortitude Re, which is expected to close in mid-2020. At closing, we will transfer our stake in Fortitude Re to the investment fund, and our investment will become an ownership interest in the fund. At that time, we will record our investment at the net asset value of our interest in the fund, which we expect to be lower than our current carrying value primarily due to these unrealized gains on embedded derivatives. Cumulative unrealized gains on embedded derivatives from the date of our investment through December 31, 2019 were $628.2 million.
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance revenues are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. In most funds, we will initially defer realizing carried interest even when contractually entitled to take it, allowing carried interest to accrue until it is determined that giveback risk is substantially reduced. As a result of this deferral, we are generally entitled to a disproportionate “catch-up” level of profit allocation at some point during the harvesting period. For example, during the period from late 2013 to early 2015, we benefited from “catch-up” realized carried interest on some of our largest funds, but in 2016 and 2017 we did not benefit from “catch-up” realized carried interest to the extent we had in prior years. In certain circumstances, we may also need to reduce the rate at which we realize carried interest, or temporarily stop realizing carried interest, in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. In addition to the timing uncertainty of realized carried interest in a single fund, there may also be a generational trough or gap in the realized carried interest of a fund family, as a predecessor fund transitions to its successor fund. In such cases, even when both the predecessor and successor fund have strong performance and earn carried interest, the predecessor fund may substantially exit its investment portfolio before the successor fund is in a sufficient position to begin realizing carried interest. See “— Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments or the aggregate fair market value of a fund’s investments is below its cost. We may receive a lower management fee from such funds if there has been a decline in value or after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital and dispose of investments may cause our management fee revenue to vary from one quarter to the next. Additionally, certain funds derive management fees only on the basis of invested capital whereby the pace at which we make investments, the length of time we hold such investment and the timing of dispositions will directly impact our revenues.
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
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, our Co-Chief Executive Officers, Messrs. Lee and Youngkin, and other key personnel, including members of our Executive Group, our management committee, the investment committees of our investment funds and senior members of our investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. On January 1, 2018, Kewsong Lee and Glenn Youngkin became Co-Chief Executive Officers of our firm, Messrs. Conway and Rubenstein transitioned to be Co-Executive Chairmen and Mr. D’Aniello transitioned to be Chairman Emeritus. Although our founders remain committed to our business, in these new roles, they no longer have responsibility for the day-to-day operations of the firm and may choose to pursue philanthropic or other personal endeavors, including personal investment activities, in addition to their roles at Carlyle. Our founders and other key personnel are not obligated to remain employed with us in their current capacities or at all. To enhance our capabilities, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The efficacy of such future leadership may constitute an adverse risk to our business.
In October 2017, we entered into employment agreements with Messrs. Lee and Youngkin, which were amended in connection with our Conversion in January 2020. See “Part III. Item 11. Executive Compensation—Potential Payments upon Termination or Change in Control.” Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
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
There are also certain factors that are not within our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as it relates to tax considerations regarding carried interest. For example, if the U.S. Congress or state, local or certain foreign governments enacted legislation to treat carried interest as ordinary income rather than as capital gain for tax purposes or impose a surcharge on carried interest, this could result in a material increase in the amount of taxes that our carry recipients would be required to pay, which would in turn affect our ability to recruit, retain and motivate our current and future professionals. U.S. tax reform legislation, informally known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “TCJA”), includes a provision that changes the treatment of carried interest with respect to an applicable partnership interest from long-term capital gains to short-term capital gains (taxable at ordinary income rates) to the extent such gains relate to property with a holding period not greater than three years. While most proposals regarding the taxation of carried interest still require realization of gains before applying ordinary income rates, legislation has been introduced that would assume a deemed annual return on carried interest and tax that amount annually, with a true-up once the assets are sold. In addition, following the TCJA, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. For example, certain states have proposed legislation to levy additional state tax on carried interest, which may also negatively affect our ability to attract and retain professionals. The TCJA also includes a provision that limits U.S. tax deductions for certain amounts of publicly traded corporations’ executive compensation expense. Outside the U.S., in April 2016, the United Kingdom adopted legislation that changed the scope of and tax rate for carried interest, which impacted certain of our investment funds and certain of our London-based investment professionals. There could certainly be other countries that clarify or modify their treatment of carried interest. These types of developments might make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives. In addition, the after-tax income and gain related to our business, our distributions to stockholders and the market price of our shares, all could be reduced.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2019, we incurred equity compensation expenses of $99 million in connection with grants of restricted stock units. The value of our common stock may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2019, our employees held an aggregate of 14,622,159 unvested restricted stock units, which vest over various time periods, generally from six months to three and half years from the date of grant. All of the shares of common stock held by our founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our stockholders.
We strive to maintain our One Carlyle culture of collaboration and seek to continue to align our interests (and the interests of our employees) with those of our investors. If we do not continue to develop and implement the right processes and tools to maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of stockholders.
From time to time if we decide it is in the best interests of all stakeholders, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our investors fairly is in the long-term interest of us and our stockholders, our stockholders should understand we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. In certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). We may receive requests to reduce management fees on other funds in the future. “—See Risks Related to Our Business—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Certain of our investment funds may utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
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

The success of our growth strategy will depend on, among other things:

•	our ability to correctly identify and create products that appeal to our investors;

•	the diversion of management’s time and attention from our existing businesses;

•	management’s ability to spend time developing and integrating the new business and the success of the integration effort;

•	our ability to properly manage conflicts of interests;

•	our ability to identify and manage risks in new lines of businesses;

•	our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

•	our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

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

In addition, if a new product, business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.
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

In November 2019, we signed an agreement for an investment fund advised by us to acquire an additional interest in Fortitude Re. After closing, which is expected in mid-2020, subject to required regulatory approvals and other customary closing conditions, we and our fund investors will own 71.5% of Fortitude Holdings (including our previously acquired 19.9% interest in the company). In addition to the risks noted above, if Fortitude Re is unable to successfully operate independently or our management of any real or perceived conflicts of interest that may arise in implementing Fortitude Re’s asset management strategy may adversely impact our investment in the company and our future growth plans for the business and may not allow us to realize the strategic rationale for investing in the company.
Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.
Congress, the Organization for Economic Co-Operation and Development (“OECD”), the European Commission and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, released the Base Erosion and Profit Shifting (“BEPS”) package in October 2015. Individual jurisdictions have begun to introduce domestic legislation implementing certain of the BEPS actions, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, which are potentially relevant to some of our structures and could have an adverse tax impact on us, our funds, investors and/or our portfolio companies. In particular, there remains significant uncertainty as to the continued availability of the protections afforded by double tax treaties and/or EU Directives. Loss of such protections would lead to increased taxes on income from our investments. This position is likely to remain uncertain for a number of years.
In addition, in July 2016, the European Council took steps to implement the BEPS Project actions points within EU law through the adoption of the Anti-Tax Avoidance Directive (EU) 2016/1164 (commonly referred to as “ATAD I). On May 29, 2017, the European Council formally amended the ATAD I directive to increase the scope of the hybrid mismatches pillar to also apply to arrangements with third countries outside of the EU (commonly referred to as “ATAD II”). ATAD II came into force in EU Member States on 1 January 2020 (subject to relevant derogations). The rules within ATAD I and II are extensive, complex and could apply to a wide range of scenarios. These rules could have an adverse tax impact on our funds, investors and/or our portfolio companies.
A new mandatory automatic exchange of information regime has been implemented under Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC took effect from June 25, 2018, and requires ‘intermediaries’ (as defined and which includes advisers), or in some cases taxpayers, to report information to EU tax authorities about cross-border arrangements that contain certain prescribed hallmarks. Under the DAC, certain information will be automatically exchanged among EU tax Member States. This will likely create additional costs and administrative burdens and penalties could be imposed for failure to adequately provide such disclosure in a timely manner.
A number of European jurisdictions have enacted taxes on financial transactions, and the European Commission has proposed legislation to harmonize these taxes under the so-called “enhanced cooperation procedure,” which provides for adoption of EU-level legislation applicable to some but not all EU Member States. If adopted by individual countries, this could potentially increase tax uncertainty and/or costs faced by us, our funds’ portfolio companies and our investors, change our business model and cause other adverse consequences.

Following a mandate by G20 Finance Ministers in March 2017 to address tax challenges arising from the digitalization of the economy, the OECD continues to pursue a multilateral agreement on so-called Pillar One and Pillar Two of the Inclusive Framework on BEPS, in an effort to prevent the proliferation of unilateral, discriminatory taxes on multi-national enterprises (“MNEs”), such as digital services taxes (“DSTs”) recently adopted by France and other countries. Pillar One focuses on the allocation of taxing rights to different jurisdictions and seeks to undertake a coherent and concurrent review of the profit allocation and nexus rules. Pillar Two calls for the development of a coordinated set of rules to address ongoing risks from structures that allow MNEs to shift profit to jurisdictions where they are subject to no or low taxation.

Negotiations are underway at the OECD level to coordinate and recommend Pillar One and Pillar Two as alternatives to various country specific legislation, such as the DST. If country-specific DST were to be adopted, they could impact the value of investments or create additional administrative burdens and costs on the organization. The OECD’s stated goal is to have an agreement by the end of 2020. Such an agreement would substantially require participating countries to implement national legislation, as well as comprehensive revision of existing bilateral tax treaties.
The Netherlands continued to provide additional updates to its withholding tax on dividends. Following EU case law, three safe harbor rules currently embedded in domestic anti-abuse rules as part of the Dividend Withholding Tax Act and the

Corporate Income Tax Act will no longer function as a safe harbor rule. In addition, the Dutch political party “GroenLinks” has indicated they will issue a legislative proposal to amend the Dividend Withholding Tax Act. Currently, there is no draft bill, nor is it indicated when the draft bill will be presented to parliament. If the bill is accepted, the date of entry into force would be subject to discussion. We are evaluating and monitoring the impact of these changes which could result in additional withholding on certain payments for us and our investment funds.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an global investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach, online extortion attempt, or disruption with respect to this information resulting from an attack by computer hackers, foreign governments, cyber extortionists or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. In many cases, we have to rely on the controls and safeguards put in place by our suppliers, contractors, investors and other third parties to defend against, respond to, and report these attacks.

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
We cannot know the potential impact of future cyber incidents, which vary widely in severity and scale. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Significant security incidents at competitor global investment firms in which we are not directly impacted could indirectly lead to increased costs from investor due diligence and more extensive and/or frequent regulator inspections.
Cyber security is a top priority for regulators around the world, including the SEC’s Office of Compliance Inspections and Examinations (OCIE). In its examination programs, OCIE has prioritized cyber security with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security. In addition, many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber security and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU and U.S. state laws such as the California Consumer Privacy Act (“CCPA”) that took effect in January 2020, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines for data breaches and other CCPA violations. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures.
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. A failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, structured credit funds and Investment Solutions segment. These third-party service providers could also face ongoing cyber security threats and as a result unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.
Our technology, data and intellectual property and the technology, data and intellectual property of our portfolio companies are also subject to a heightened risk of theft or compromise to the extent we and our portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our portfolio companies may be required to compromise protections or forgo rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse consequence on us or our investments.
We depend on our headquarters in Washington, DC, where most of our administrative and operations personnel are located, including our treasury, tax, finance, and GTS functions, for the continued operation of our business. However, our global employee base services the needs of our investment funds and investors out of 32 offices around the world. As our business needs evolve and/or in order to reduce expenses, we may close offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected. Furthermore, a restructuring of our corporate real estate that results in the closure of one or more offices could result in significant charges and other costs incurred by us.
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

In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse affect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums and deductibles for certain insurance policies, particularly D&O and property insurance, have increased substantially and may increase further, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Additionally, the dollar amount of claims and/or the number of claims we experience may also increase at any time, which may have the result of further increasing our costs.

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

Our portfolio companies also rely on data and processing systems and the secure processing, storage and transmission of information, including highly sensitive financial and medical data. A disruption or compromise of these systems, including from a cyber-attack or cyber-incident, could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Failure to maintain the security of our information and technology networks, including personally identifiable employee and investor information, intellectual property and proprietary business information could have a material adverse effect on us.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers, on our networks and with our third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. For example, we could be the target of wire transfer fraud whereby a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.

We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.

Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and other mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or third party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we create registered investment products specifically designed for direct investment by retail investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.

Accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputation damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels whether directly or through market intermediaries could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations and state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us. Some of our investment funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission and U.S. federal and state banking authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.

In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Although the SEC and its staff has not maintained the same level of enforcement activity as under the previous administration, it is unclear whether such a posture will continue. Significant enforcement activity related to global investment firms may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

It is generally expected that the SEC’s oversight of global investment firms will continue to focus on concerns related to transparency and investor disclosure practices.  Although the SEC has cited improvements in disclosures and industry practices in certain areas, it has also indicated that there is still room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices.  To this end, many firms have received inquiries during examinations or directly from the SEC Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.

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
Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See—“Part I. Item 1. Business —Regulatory and Compliance Matters.”
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
Laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, especially as non-U.S. regulators increase their enforcement activities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

It is unclear what impact the United Kingdom’s exit from the European Union will have on the Company or the fund portfolio companies.
The United Kingdom (the “UK”) held a referendum in June 2016 on whether to remain a member state of the EU, in which a majority of voters voted to leave the EU. The UK formally notified the European Council of its intention to leave the

EU on March 29, 2017. The UK officially left the EU on January 31, 2020, and a transition period of at least 11 months commenced to allow for the negotiation of a new trade agreement.
The impact of the UK’s withdrawal from the EU (“Brexit”) on our business operations in the UK and the EU is unknown, and will vary depending on the final terms of the impending withdrawal agreement. Ongoing changes in the UK and EU’s regulatory framework applicable to our operations, including the impact of Brexit as well as any other changes in the composition of the EU’s member states, are expected to add complexity to our global operations, particularly as it relates to regulatory licensing for certain activities (e.g., investment advisory services, fundraising, etc.).
Currently, the EU provides a single market for goods and services, seeking to ensure the free movement of goods, capital, services and labor within the EU and seeking to eliminate obstacles to trade and the provision of services within the EU. The single market directives in financial services provide mutual access rights to markets and market infrastructure across the European Economic Area (“EEA”). Entities authorized or licensed in their home member state under sectoral legislation relating to banking, investment services, insurance or fund management may provide service and offer financial products either by establishing a branch or on a cross-border basis in other EEA host countries in reliance on passporting rights without the need for additional approval from the host state regulator.

If the UK and the EU fail to agree a future trade deal before the end of the transition period, the cross-border trade in goods between the UK and the EU member states will depend on any multilateral trade agreements to which both the EU and the UK are parties (such as those administered by the World Trade Organization); the provision of services by UK firms will be restricted to those that can be provided by firms established in any third country. This could immediately result in tariffs on goods flowing between the UK and the EU, customs checks which extend the time during which goods are in transit, uncertainty with respect to fiscal cooperation (including withholding tax arrangements), the interruption of ongoing cross-border services, and restrictions on movements of employees and prospective employees, all have the potential to materially impair the profitability of a business, require it to adapt or even relocate. Even if the UK and the EU agree to a future trade deal, depending on its terms, a number of these issues could still arise.

Regardless of such agreement, contingency planning for some businesses involves re-establishing the business in a member state of the EU, moving personnel and, if applicable, seeking authorization from the local regulator - all of which are costly, disruptive and potentially inefficient if a business presence is also required in the UK.
Uncertainty about the way in which these many and complex issues will be resolved, such measures could adversely affect the Company, its investment funds and portfolio companies (especially if its investment funds include, or expose them to, businesses that depend on access to the single market, the customs union, or whose value is affected adversely by the UK’s future relationship with the EU). The Company set up a Brexit Contingency Planning Committee (the “Brexit Committee”) in September 2016 to conduct a risk review and track key political and business-related developments related to Brexit. On taxation, the Brexit Committee has considered, amongst other things, the availability of EU tax directives to our UK based entities in the post-Brexit landscape and the impact that loss of such directives may have on the structure of our funds and portfolio investments. We are also engaging in regular and continuing dialogue with UK tax authorities (HMRC) and Treasury in respect of the tax framework that may apply between the UK and EU post Brexit and the impact of such framework on our business. The Brexit Committee continuously monitors the activities of those portfolio companies which could be impacted by Brexit, including considering the impact on pending exits and acquisition activity, contractual provisions and "material adverse change" clauses, debt restructuring, capital raising plans. The Brexit Committee coordinates engagement with portfolio company management to address identified issues.

At this time, there is uncertainty as to the UK’s future relationship with the EU and what the economic, tax, fiscal, legal, regulatory and other implications will be for the private investment funds industry and the broader European and global financial and real estate markets generally and for the Company, its investment funds and fund portfolio companies, specifically. The size and importance of the UK’s economy, coupled with uncertainty or unpredictability about the terms of its future legal, political and economic relationship with the EU may continue to be a source of instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, the withdrawal of the UK from the EU could have a destabilizing effect if any other member states were to consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for the Company, its investment funds and fund portfolio companies.

Financial regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, has imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt certain insured depository institutions. The Reform Act and various other proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities, which could adversely affect our business.

Although much of the regulation has been finalized and certain aspects, such as the risk retention rules, have been overturned by the courts, the implementation of the Volcker Rule remains outstanding. The Volcker Rule, as amended by the Reform Act, generally prohibits any “banking entity” (broadly defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring, acquiring or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the Financial Stability Oversight Council (“FSOC”) and subject to supervision by the Federal Reserve, although such entities are not expressly prohibited from sponsoring or investing in such funds. In January 2020, U.S. federal regulatory agencies proposed additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by proposing new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth vehicles. The proposal would also loosen certain other restriction on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. If adopted, the proposal would expand the ability of banking entities to invest in and sponsor private funds. However, the proposed revisions have not yet been adopted and are subject to change. If there is a leadership change within those regulatory agencies in the future, efforts to finalize the revisions to the “covered funds” requirement in the Volker Rule could be impacted.

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

The Dodd-Frank Act also imposes a regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. The CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions and regulatory requirements for cross-border swap activities. These requirements could reduce market liquidity and adversely affect our business, including by reducing our ability to enter swaps.

The Dodd-Frank Act amended the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities (or a majority-owned affiliate thereof) to retain at least 5% of the credit risk relating to the assets collateralizing the asset-backed securities (the “U.S. Risk Retention Rules”). The U.S. Risk Retention Rules were issued by five federal banking and housing agencies and the SEC in October 2014 and became effective on December 24, 2016. A 2018 order by the United States District Court for the District of Columbia held that the U.S. risk retention rules do not apply to managers of open-market CLOs (i.e., CLOs for which the underlying assets are not transferred by the manager to the CLO issuer via a sale). As a result, we have determined that we are not subject to the U.S. Risk

Retention Rules in respect of our open-market CLO transactions and do not intend to act in accordance with the various restrictions the U.S. Risk Retention Rules imposed on sponsors of securitization transactions. We continue to review this decision and its ultimate impact on our business.

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of "covered financial institutions," including certain registered investment advisers and broker-dealers above an specific asset threshold. This, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.

In July 2019, proposed legislation entitled the “Stop Wall Street Looting Act” was introduced into the U.S. Congress by sponsors including Senator Elizabeth Warren. The bill contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to become law, it would adversely affect us, our portfolio companies and our investors.

Future legislation, may have an adverse effect on the fund industry generally and/or us, specifically. It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The short-term and long-term impact of the Basel III capital standards is uncertain.
In June 2011, the Basel Committee on Banking Supervision (“Basel Committee”), an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions, which were revised in 2017. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement Basel III for U.S. banking organizations.

The ongoing adoption of these rules could restrict the ability of banks to maintain certain levels or types of capital market exposures under the present structure of their balance sheets, and cause these entities to raise additional capital in order to stay active in our marketplaces. As a result, their businesses, results of operations, financial condition or prospects could be materially adversely affected, which in turn could have unintended adverse consequences for us, through higher borrowing costs, reduced access to certain types of credit and increased costs and difficulty for us or our funds to enter into transactions in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading by a number of market participants, which could in turn adversely impact liquidity and increase volatility in the markets and expose our funds to greater risks in connection with their trading activities.

Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.
Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular the EU, has become subject to an expanding body of regulation. Governmental regulators and other authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.

MiFID. On October 23, 2019, a new legislative package revising the existing regulatory framework for EU investment firms was adopted and is expected to take effect on June 26, 2021. The legislation consists of the Investment Firm Regulation and the Investment Firm Directive (together “IFR/IFD”). IFR/IFD will substantially increase regulatory capital requirements for certain investment firms and impose more onerous remuneration rules, revise and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things). Depending upon how member states implement IFR/IFD, these rules or certain aspects of them may also apply to AIFMs that have been licensed to provide investment services, such as AlpInvest.

AIFMD. The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage AIFs. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Additionally in 2018, one of our subsidiaries, CIM Europe obtained authorization as an AIFM in Luxembourg. The European Commission is currently reviewing AIFMD and is expected to launch a public consultation in Q1 2020 and report to the European co-legislators in Q2 2020. The review is expected to result in new legislation, possibly in 2021 (commonly referred to as “AIFMD II”). It is unclear whether and how any such legislation will affect us or our subsidiaries. AIFMD II has the potential to limit market access for our non-EU funds. Further, compliance with AIFMD II may, amongst other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors.
Anti-Money Laundering. The fifth Money Laundering Directive(“MLD 5”) has been in effect since January 2020. The changes include: new more stringent customer due diligence measures and requirements to report discrepancies between information held and the Companies House register and to conduct risk assessments prior to the launch or use of new products, and business practices. MLD 5 will add complexity to our internal processes and any perceived shortcomings in our adoption of MLD 5 could create reputational risks to our business.
Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) is a new framework for European securitizations which came into effect on January 1, 2019. A number of uncertainties remain about its application including in relation to certain aspects of reporting and whether a non-EU AIFM that markets funds in the EU which invest in securitization positions could be within scope. Unfavorable clarification of these issues could affect the asset values of certain of our funds, force divestment of certain assets at depressed prices, and increase the operating cost of our CLOs.
Sustainable Finance. In March 2018, the European Commission adopted an action plan on financing sustainable growth. The action plan is, among other things, designed to define and reorient investment toward sustainability and a number of legislative initiatives are underway including:

•
In December 2019, the European Parliament and the Council reached agreement on an EU general framework for which economic activities qualify as "environmentally sustainable" (the "Taxonomy Regulation"). The Taxonomy Regulation is due to take effect in part from December 2021 and in part from December 2022. This regulation will be further developed through a number of delegated acts which are yet to be published;

•
On December 29, 2019, a new regulation (Regulation (EU) 2019/2088) on sustainability-related disclosures in the financial sector came into force. The majority of its provisions will apply from March 10, 2021. This regulation aims to address information asymmetries between investors and those acting for them in relation to the environmental and social characteristics of investments and the sustainability risks and impact involved. It introduces transparency and disclosure requirements for, among others, MiFID investment firms providing investment advisory or portfolio management services, and AIFMs.

Much of the detail around the various EU sustainable finance initiatives is yet to be agreed and so it is not possible to fully assess how our business will be affected. There is a risk, however, that a significant reorientation in the market could be adverse to our investment businesses, at least in the short term, and to our portfolio companies if they are perceived to be less valuable when considering their sustainability credentials, e.g., their carbon footprint.
Leveraged Transactions. In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions which applies to significant credit institutions supervised by the ECB in member states of the euro zone. Under the guidance, credit institutions should have in place internal policies that include a definition of “leveraged transactions”. Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times; or (ii) the borrower is owned by one or more “financial sponsors”. For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. Following these guidelines, credit institutions in the euro zone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for our investment funds or portfolio companies involved in leveraged transactions.
Chinese Regulations. In August 2014, China Securities Regulatory Commission (“CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). The CSRC Regulations adopt a very broad definition of private investment funds, potentially including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations and authorizations, the CSRC has become the principal regulator of private equity funds in China. CSRC has designated that the Asset Management Association of China (“AMAC”), an industry body, with responsibility to introduce and promote regulations towards a degree of self-regulation across private equity funds in China. In recent years, regulations, directives and guidelines from AMAC have continued to regulate private investment funds incorporated in China. For example, during the course of 2016, AMAC issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February, 2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February, 2016), “Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised Funds” (February, 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April, 2016), “Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April, 2016), “Administrative Measures for Private Investment Fund Services” (March, 2017), and “Implementing Guidelines on the Administration of Investor Suitability for Fund Raising Institutions” (July 2017), in addition to the regulations and directives from SCRS and AMAC, if a private capital fund wishes to accept capital contributions from a PRC governmental body or authority then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of National Development and Reform Commission (“NDRC”). In accordance with the NDRC’s regulations on governmental fund of funds’ participation in equity investment funds, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, risk control and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to NDRC (in addition to any reporting or filing obligations to CSRC, AMAC, or others). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds, especially given the differing nature of certain obligations to multiple regulatory bodies, imposing extensive disclosure obligations on RMB-denominated investment funds and their associated portfolio companies, and disadvantaging our investment funds as bidders, imposing significant capital requirements on managers of RMB denominated investment funds, imposing numerous registrations and ongoing filings by private investment fund managers in China with multiple government authorities.

Data Privacy. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Carlyle collects personally identifiable information (“PII”) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Among other things, the GDPR imposes more stringent data protection requirements and provides for greater penalties for noncompliance. A failure to comply with the GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher. Further, any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business.

Other Similar Measures. Our investment businesses are subject to the risk that similar measures might be introduced in other countries in which our funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.
See “—Risks Related to Our Business Operations —Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “Part I. Item 1. Business — Regulatory and Compliance Matters” for more information.

Changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business.
The regulation of derivatives and commodity interest transactions in the United States and other countries is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. We and our affiliates enter into derivatives transactions for various purposes, including to manage the financial risks related to our business. Accordingly, the impact of this evolving regulatory regime on our business is difficult to predict, but it could be substantial and adverse.

Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose global investment firms, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by the CFTC. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of certain entities with the CFTC or file for additional exemptions from such registration requirements. In addition, as a result of their derivatives-related activities, certain of our entities also may be subject to a wide range of other regulatory requirements, such as: potential compliance with certain commodities interest position limits or position accountability rules; administrative requirements, including recordkeeping, confirmation of transactions and reconciliation of trade data; and mandatory central clearing and collateral requirements. Our business may incur increased ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations across platforms and complying with the various reporting and record-keeping requirements.

Newly instituted and amended regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.
The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021, but secured the voluntary agreement of the LIBOR panel banks to continue to submit LIBOR rates until that time. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate a new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. We are carefully evaluating our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our latest generation of CLOs, we have been incorporating provisions to address the transition from LIBOR, however certain older CLOs have not yet come up for amendment or refinancing, and as such may not currently contain clear LIBOR transition procedures. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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
To the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our investment funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited (“CCC”) in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
Defending against litigation could be costly. For example, in 2016, we spent approximately $39.3 million in legal fees and related expenses in defending against the allegations brought by CCC’s liquidators during a six month trial in Guernsey. Although we prevailed at the CCC trial court in Guernsey, the matter is on appeal. It is unclear whether the appellate court will affirm or reverse the trial court decision. If we do not prevail on the appeal or suffer an adverse judgment, our costs and expenses on further appeals or a rehearing could increase materially and insurance proceeds would not be available to cover such future expenses. Carlyle has recovered significant amounts of insurance proceeds in recent years. As a general matter, we expect that the cost of insurance will increase significantly, and we do not believe we will recover the same amount of insurance proceeds as we have in prior years.
The laws and regulations governing the limited liability of such issuers and portfolio companies vary from jurisdiction to jurisdiction, and in certain contexts the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such issuer. For example, if one of our portfolio companies is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection, labor, tax or bankruptcy laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other portfolio companies (including the Company) in that jurisdiction. There can be no assurance that the Company will not be adversely affected as a result of the foregoing risks.
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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that our employees or advisors could engage in misconduct or fraud that adversely affects our business. Misconduct or fraud by employees, advisors or other third-party service providers could cause significant losses. Employee misconduct or fraud could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or engaging in inappropriate or unlawful behavior or actions directed towards other employees. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases.

Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. Because of our diverse business and the regulatory regimes under which we operate, we are subject to a number of obligations and standards (and related policies and procedures) arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards (and related policies and procedures) by any of our employees would adversely affect us and our investment funds and investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event. See “—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.”

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
In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Investment Solutions segment’s constituent firms: AlpInvest and Metropolitan, we have erected an information barrier between the management teams at these firms and the rest of Carlyle. See “—Risks Related to Our Business Operations—Our Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Risks Related to Our Business Operations
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our stockholders did not receive any benefit. See “—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
In 2016, we commenced a four-year fundraising cycle during which we targeted to raise approximately $100 billion in new capital commitments by the end of 2019. As of December 31, 2019, we exceeded this target, raising more than $110 billion in gross new capital commitments. Our ability to raise this capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals exceed the highest they have been since 2008, there can be no assurance that this historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and funds of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors’ ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. In addition, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. We are working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
An investment in a private equity, credit or real estate fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity, credit and real estate investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments.
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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. See “—A decline in the pace or size of investments by our carry funds could result in our receiving less revenue from transaction fees.” Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our latest generation U.S., Europe and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “—The alternative asset management business is intensely competitive.”
Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.
There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds. We determine the fair value of the investments of each of our investment funds at least quarterly based on the fair value guidelines set forth by generally accepted accounting principles in the United States (“U.S. GAAP”). The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
We have presented in this Form 10-K information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise, however, are not directly linked to returns in our common stock. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common stock. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds, and could therefore have a negative effect on our performance, our ability to raise future funds and in all likelihood the returns on an investment in our common stock.
Moreover, with respect to the historical returns of our investment funds:

•
we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns than our existing or previous funds;

•
the performance of our carry funds reflects our valuation of the unrealized investments held in those funds using assumptions that we believe are reasonable under the circumstances, but the actual realized return on these investments will depend on, among other factors, future operating results and the value of assets and market conditions at the time of disposition all of which may differ from the assumptions on which the valuations in our historical returns are based, which may adversely affect the ultimate value realized from those unrealized investments;

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
Our recent performance has benefited from today’s high multiples and asset prices. In the current market environment, earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See—“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our CPE and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, the interest payments on the indebtedness used to finance our carry funds’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. The availability of interest deductions for U.S. federal income tax purposes, however, may be limited under new rules imposed by the TCJA which apply complex limitations on the deductibility of business interest expense over 30% of a taxpayer’s taxable income of such business (with adjustments for certain interest and taxes, and for taxable years before 2022, depreciation and amortization). These new rules, as well as any future changes in such tax law or policy to eliminate or substantially limit these income tax deductions, as have been discussed from time to time in various other jurisdictions, could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. On October 5, 2015, the OECD published additional papers under the BEPS initiative. In action 4, the OECD recommended that countries adopt a limitation on excessive deductions under a fixed ratio rule and supplemented by a worldwide group ratio and certain targeted rules as needed. Many countries have adopted legislation limiting the amount of interest expense which will be deductible, which may impact the cash flow and value of our investments and ultimate profitability. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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
When our private equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may suffer materially if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our CPE and Real Assets funds’ portfolio investments came due, these funds could be materially and adversely affected.
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
Certain transaction fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of such investments could reduce our transaction fees and could make it more difficult for us to raise capital on our anticipated schedule. Many factors could cause such a decline in the pace of investment, including:

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
In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). For example, in our newest U.S., Europe and Asia buyout funds, we have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. Given this change, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. See “—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Our capital markets business, Carlyle Capital Solutions, generates transaction fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities for our portfolio companies and third-party clients. The fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our carry funds could adversely affect the amount of transaction fees generated by our capital markets business.

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
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental (including climate change) and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities.  Because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International’s Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. Similarly, our funds invest in companies in the U.S. and other jurisdictions and regions with low perceived corruption but whose business may be conducted in other high-risk jurisdictions.
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

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be able to effect such sales only during limited trading windows. Additionally, certain provisions of the U.S. federal securities laws (e.g., Exchange Act Section 16) may constrain our investment funds’ ability to effect purchases or sales of publicly traded securities. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make.

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
In addition to real property assets, our real estate funds may also invest in real estate related operating companies such as logistics hubs and data centers. These investments are similar to the portfolio investments made by our Corporate Private Equity funds and are subject to similar risks and uncertainties as apply to those operating companies. See “—The investments of our private equity funds are subject to a number of inherent risks.”
Real estate markets may experience sharp increases in capitalization rates and declines in value as a result of overall economic decline and the limited availability of financing and the value of certain investments in our real estate funds may decline significantly. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, our real estate funds’ properties are often managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities.
As an element of our investment style, we may pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory, tax, or legal complexity that would deter other asset managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. The complexity of these transactions could also make it more difficult to find a suitable buyer. Any of these risks could harm the performance of our funds or strategic investments.
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
When our investment funds invest in assets denominated in currencies that differ from the functional currency of the relevant fund, fluctuations in currency rates could impact the performance of the investment funds. For example, Carlyle sponsors U.S. dollar-denominated funds that invest in assets denominated in foreign currencies such as our Corporate Private Equity funds in Asia, South America and Africa. In the event that the U.S. dollar appreciates, the market value of the investments in these funds will decline even if the underlying investments perform well in local currency. In addition, our Corporate Private Equity funds in Europe are Euro-denominated and may have investments denominated in U.S. Dollar, British Pound, or other currencies. In the event the Euro appreciates, the market value of investments in these funds would decline even if the underlying investments perform well in local currency.

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
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2019, approximately 37% of the cumulative capital invested by our Corporate Private Equity, Real Assets and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

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
In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region and other factors in developing our business response. Among other actions, we may seek to enhance the management team or make fund capital investments from our investment funds, our senior Carlyle professionals and/or us. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Common Stock—The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.”
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
If, at the end of any of the life of our CPE, Real Assets and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2019, we had accrued a giveback obligation of $22.2 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date. The majority of these repayment obligations are related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common stockholders did not receive any benefit. As of December 31, 2019, approximately $8.1 million of the total accrued giveback obligation is attributable to Carlyle Holdings, the majority of which relates to the accrued giveback obligation from the Legacy Energy Funds.
When payment of a giveback obligation is anticipated (or “realized”), the portion of this liability that is expected to be borne by the common stockholders (i.e., the amount not expected to be funded by Carlyle professionals) has the effect of reducing our Distributable Earnings. Any remaining giveback obligation required to be funded on behalf of our funds would generally be due upon the liquidation of the remaining assets from the funds.
If, as of December 31, 2019, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $0.4 billion, on an after-tax basis where applicable. Since inception, we have paid $154.9 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. This amount is net of $44.7 million related to CAP II accruing carry again after payment of a full after-tax clawback in 2016.
Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2019, approximately $14.1 million of our $22.2 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and “Part 1. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Where AlpInvest and Metropolitan funds include “key person” provisions, they are focused on specific existing AlpInvest or Metropolitan personnel as applicable. While we believe that existing management have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of the funds vehicles. In addition, certain AlpInvest and Metropolitan vehicles are structured as “fund-of-one” managed accounts which typically have a single investor or a few affiliated investors. The investor(s) in such vehicles may hold disproportionate authority over decisions reserved for third-party investors. Further, in many cases, such investors have bespoke rights allowing them to, among other things, terminate the investment period or cause a dissolution of the account or vehicle for a variety of reasons. To the extent these fund-of-one vehicles cease to invest or are dissolved, the fees generated by them may be reduced or eliminated altogether.
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
Investors in our carry funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Our use of subscription lines of credit to purchase an investment prior to calling capital from fund investors could increase the prevalence of defaulting limited partners. Should the value of an investment funded through a fund line-of-credit decline, especially early in a fund’s life-cycle where minimal capital has been contributed by the fund’s investors, a limited partner may decide not to fund its commitment. In addition, third-party investors in private equity, real estate assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
In addition to the general risks associated with investing in debt securities, CLO securities carry additional risks, including, but not limited to the possibility that distributions from collateral assets will be inadequate to make interest or other payments and the quality of the collateral may decline in value, default or be downgraded. Additionally, changes in the collateral held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Non-payment could result in a reduction of our income and revenues. CLOs are less liquid than other types of securities and may be more volatile than the individual assets that make-up the CLOs. In addition, CLOs and other structured finance securities may be subject to prepayment risk. Further, the performance of a CLO or other structured finance security is generally affected by a variety of factors, including the security’s priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. There are also the risks that the trustee of a CLO does not properly carry out its duties to the CLO, potentially resulting in loss to the CLO. In addition, the complex structure of the security may produce unexpected investment results, especially during times of market stress or volatility. Investments in structured finance securities may also be subject to liquidity risk.
The revenues we generate from our CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either (x) pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or (y) purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fee on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees.
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

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by the firm or a fund. See “—Changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business.”
Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, South America, Peru, Japan, or Sub-Saharan Africa; and we advise funds that invest in a single industry sector, such as financial services, aviation, and power. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.
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

•	the volatility of oil and natural gas prices and its impact on the demand for oil and gas products and services.

After falling precipitously in the fourth quarter of 2018, oil prices partially rebounded in 2019, with Brent crude rising 34% over the course of the year. Oil prices in 2019 did not follow a simple upward trend, but rather experienced significant volatility in response to trade developments, geopolitical events, and data on inventories, global demand, future supply, and U.S. dollar strength. Oil’s current buoyancy is largely attributable to optimism over a U.S.-China trade deal, a deepening of agreed-upon OPEC+ production cuts through March 2020, and a slightly softer U.S. dollar. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, appreciation or depreciation of the U.S. dollar, the price and availability of alternative fuels, political conditions in the Middle East and Africa, actions of the Organization of Petroleum Exporting Countries, the non-U.S. supply of oil and natural gas, U.S. and global inventories, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. In the event that oil prices decline sharply in the future, or fail to sustain upward price momentum, it is possible our portfolio could be adversely impacted.
Our funds may utilize special purpose acquisition companies (SPACs) to make investments in the energy industry. SPACs are publicly-traded companies that raise funds from public investors through an initial public offering (IPO) of units in order to compete an initial business combination within 24 months from the date of the IPO. If a SPAC does not complete the business combination within the 24 months window after the IPO date, our investment funds will bear certain sunk costs and the SPAC will dissolve. For example, in December 2019, the Board of Directors of Regalwood Global Energy Ltd, an investment vehicle owned by our international energy fund, redeemed all of the company’s outstanding securities because the company was not able to consummate an initial business combination within the time period required by its governing documents.
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Since the global financial crisis, we have experienced and subsequent recovery has caused significant fluctuations in the value of securities held by our funds. The concomitant recession and recovery in the real economy subsequent to the global financial crisis also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered ten consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as geopolitical events, an ongoing slowdown in economic growth throughout Asia, a pullback in global trade volumes, vulnerable credit markets, high levels of public debt, slowing population growth, and potential economic crises outside of the U.S. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that global GDP would quickly return to its pre-crisis trend. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. Continued strength of the U.S. dollar could also perpetuate weakness by pressuring profits of domestic companies with significant foreign revenues, depressing oil prices, and increasing default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (EMEs). An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these exogenous factors. In addition, the performance of our funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Common Stock – The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.”

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

The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. Among other systems, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability or unwillingness to perform pursuant to our arrangements with them.  In addition, we could suffer legal and reputational damage from such failure to perform if we are then unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements.

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
Investment in infrastructure assets involves certain differentiated risks. Project revenues can be affected by a number of factors. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation (including potential climate change initiatives), demographic changes, economic growth, increasing fuel prices, government macroeconomic policies, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (climate change related or otherwise), changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and acts of war or terrorism, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions or even result in termination of an applicable concession or other agreement. Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an investment’s losses. Furthermore, once infrastructure assets of investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies, over which we have no control.

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
Our natural resource portfolio companies may also face construction and operational risks typical for energy, infrastructure and power generation infrastructure businesses, including, without limitation:

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
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Portfolio investments under development or portfolio investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against one of our portfolio companies from time to time. Delays in the completion of any energy or power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.
We may acquire equity interests in development projects, including, without limitation, transmission and power facility developments and/or in businesses that engage in transmission and power facility development. To the extent that we invest in such development activities, it will be subject to the risks normally associated with such activities. Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the financial condition and results of operations.
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
Environmental laws, regulations and regulatory initiatives (including potential climate change initiatives) play a significant role in the power, infrastructure and renewable and alternative energy industry and can have a substantial impact on investments in this industry. A portfolio company’s projects may be subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements. For example, global initiatives to minimize pollution have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. The energy and power industry will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. Our investment funds may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements.
Estimates of factors such as solar energy intensity and movement of wind and water flow (for solar, wind and hydroelectric power, respectively) by qualified engineers are often a key factor in valuing certain energy and power companies. The process of making these estimates is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data. Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the Investments and related assets. The aforementioned estimates are subject to wide variances based on changes in market conditions, underlying assumptions and technical or investment-related assumptions.
The operation and financial performance of any renewable energy Investment will be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. Investments in renewable energy and related businesses and/or assets currently enjoy support from national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs, such as system benefits charge and customer choice programs. Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, in particular the European Union. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that the electricity produced by the renewable energy Investments will continue to qualify for support through the RPS programs. The elimination of, or reduction in, government policies (including favorable tax policies) that support renewable energy could have a material adverse effect on a renewable energy portfolio company’s financial condition or results of operation. Conversely, because policies favoring renewable energy initiatives may involve economic disincentives on more carbon-intensive forms of traditional energy generation, such policies may adversely affect other investments that do not involve renewable energy projects.
Investments in the insurance industry (including our investment in Fortitude Re) could be adversely impacted by insurance regulations and potential regulatory reforms.
Since 2018, we have had a 19.9% interest in Fortitude Re. In November 2019, we signed an agreement for an investment fund advised by us to acquire an additional interest in Fortitude Re, which is expected to close in mid- 2020 (subject to regulatory approvals and other closing conditions). The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, permissible investments and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.

In terms of regulatory changes, the following changes in particular may affect the operations and prospects of our investments in the insurance industry, including Fortitude Re: (i) changes to interest rates and policies of central banks and regulatory authorities; (ii) changes in applicable direct or indirect taxes, levies or charges; (iii) changes in government or regulatory policy that may significantly influence investor decisions in particular markets in which our investments operate; (iv) changes relating to the capital adequacy framework and rules designed to promote financial stability, both on an individual (re)insurance company level and on a group level; (v) changes to policyholder protections; and (vi) developments in financial reporting. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements, judicial or regulatory interpretation, or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of our investments in the insurance industry (including Fortitude Re) and may increase their compliance and legal costs. Any such costs could negatively impact the value of our investments and the returns we are able to generate on such investments.

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

Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the U.S., with an emphasis on those imported from China and the EU. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. While the U.S. and China signed a preliminary trade deal in January 2019 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.

While a “ceasefire” with China is currently in effect, tensions globally remain elevated and the path of future trade policy and further permanent trade agreements with China are still unclear. A “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify the negative impact on our operating results or future cash flows.

Risks Related to Our Common Stock
The market price of our common stock may decline due to the large number of shares of common stock eligible for future sale.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate. At the time of the Conversion, our founders, an affiliate of Mubadala Development Company (“Mubadala”) and the other former limited partners of Carlyle Holdings (“Former Private Unitholders”) held approximately 66.1% of our outstanding shares of common stock. Subject in some cases to compliance with our insider trading policy, minimum retained ownership requirements and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. See “Item 13. Certain Relationships and Related Person Transactions—Registration Rights Agreements.” Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders will be now able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion.  For example, the Former Private Unitholders are no longer subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates.  This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volumes than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. Since our initial public offering, we have issued 4,500,000 shares of common stock in primary offerings and have granted 71,140,193 restricted stock units as of December 31, 2019. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing stockholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant stockholders and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
Under our Equity Incentive Plan, we have granted 71,140,193 restricted stock units as of December 31, 2019. Additional shares of common stock will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of shares of common stock available for future issuance. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants, including in connection with sales of shares of common stock to fund tax obligations payable in connection with the vesting of awards under our Equity Incentive Plan.
The market price of our common stock may be volatile, which could cause the value of your investment to decline.
Our common stock may trade less frequently than those of certain more mature companies due to the limited number of shares of common stock held by non-affiliates outstanding.   Due to such limited trading volume, the price of our common stock may display abrupt or erratic movements at times. Additionally, it may be more difficult for investors to buy and sell significant amounts of our common stock without an unfavorable impact on prevailing market prices.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends to common stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate or individual scandals, and in response the market price of our common stock could decrease significantly. You may be unable to resell your common stock at or above the price you paid for them.
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
Carlyle Group Management L.L.C. controls us and its interests may conflict with ours or yours in the future.
Carlyle Group Management L.L.C., which is wholly owned and controlled by our founders and other senior Carlyle professionals, holds approximately 67% of the voting power of our common stock pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
For so long as Carlyle Group Management L.L.C. continues to have voting power over a significant percentage of our common stock, even if such amount is less than 50%, it will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Carlyle Group Management L.L.C. will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Carlyle Group Management L.L.C. continues to own a significant percentage of our common stock, it will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
We are a “controlled company” and as a result rely on, and intend to continue to rely on, exceptions from certain corporate governance requirements under the rules of Nasdaq.
We are a “controlled company” and qualify for exceptions from certain corporate governance and other requirements of the rules of Nasdaq. Pursuant to these exceptions, controlled companies may elect not to comply with certain corporate governance requirements of Nasdaq, including the requirements (1) that a majority of our Board of Directors consist of independent directors, (2) that we have a compensation committee that is composed entirely of independent directors, (3) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors, and (4) that we have independent director oversight of director nominations. We have elected to avail ourselves of these exceptions. Accordingly, our stockholders generally do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our founders have the right to designate members of our Board of Directors.
Pursuant to the stockholder agreements with each of our founders, for so long as such founder and/or his “Founder Group” (as defined in the stockholder agreements) beneficially owns at least 5% of our issued and outstanding common stock, each of our founders will have the right to nominate one director to our Board of Directors. In addition, each founder will have the right to nominate a second director to our Board of Directors until the earlier of (x) such time as such founder and/or his Founder Group ceases to beneficially own at least 20 million shares of our common stock and (y) January 1, 2027. For so long as at least one founder is entitled to designate two directors to the board, the founders then serving on our Board of Directors may (i) designate a founder to serve as chair or co-chair and (ii) designate a founder to serve on each of the compensation and nominating committees and any executive committee, subject to applicable law and listing standards. Accordingly, for such period of time, our founders will have significant influence over the composition of our board and could prevent certain changes in the composition of our Board of Directors.

Our certificate of incorporation will not limit the ability of our former general partner, founders, directors, officers or stockholders to compete with us.
Our certificate of incorporation provides that none of Carlyle Group Management L.L.C., any person that controls Carlyle Group Management L.L.C., and our founders, directors and officers and stockholders will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In the ordinary course of their business activities, these persons may engage in activities where their interests conflict with our interests or those of our other stockholders.

These persons also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to the Company. In addition, these persons may have an interest in our pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our common stockholders.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:

•
provide that our Board of Directors will be divided into three classes, as nearly equal in size as possible, which directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;

•	provide for the removal of directors only for cause;

•
provide that, if at any time any person or group (other than Carlyle Group Management L.L.C. and its affiliates, a direct or subsequently approved transferee of Carlyle Group Management L.L.C. or its affiliates) beneficially owns 20% or more of any class of stock then outstanding, that person or group will lose voting rights on all of its shares of stock and such shares may not be voted on any matter;

•
would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent unless such action is consented by the Board of Directors;

•	provide for certain limitations on convening special stockholder meetings;

•
provide (i) that the board of directors is expressly authorized to make, alter, or repeal our bylaws and (ii) that our stockholders may only amend our bylaws with the approval of at least a majority of all of the outstanding shares of our capital stock entitled to vote; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law, our stockholder agreements with our founders and proxy held by Carlyle Group Management L.L.C. could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or could negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.
Our certificate of incorporation requires, to the fullest extent permitted by law, that any claims, suits, actions or proceedings arising out of or relating in any way to our certificate of incorporation may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. This provision may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.
If The Carlyle Group Inc. were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Carlyle Group Inc. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Furthermore, The Carlyle Group Inc. does not have any material assets other than its interests in certain wholly owned subsidiaries, which in turn have no material assets other than general partner interests in the Carlyle Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group Inc. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that The Carlyle Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe that The Carlyle Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Carlyle Group Inc. will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause The Carlyle Group Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Carlyle Group Inc. and our senior Carlyle professionals and materially adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
For instance, in the last several years, the FASB has issued accounting standard updates that have changed how we account for and report significant areas of our business. For example, in May 2014, the FASB issued a final accounting standard that changes the way entities recognize revenue in their financial statements. Upon adoption of the revenue recognition guidance on January 1, 2018, we changed the way we account for performance-based capital allocations to the Company. We applied this change on a full retrospective basis, which resulted in the reclassification of amounts related to performance fees on our consolidated financial statements, as discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Additionally, in February 2016, the FASB issued a final accounting standard that requires us to recognize virtually all of our leases on our consolidated balance sheet. Upon adoption of the lease accounting guidance on January 1, 2019, we recognized a lease liability and right-of-use asset on our consolidated balance sheet for contracts we determined are leases or contain a lease.

The changes to U.S. GAAP will also impose special demands on entities in the areas of governance, employee training, internal controls and disclosure.

The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.
Under applicable U.S. GAAP standards, we may be required to consolidate certain of our investment funds, holding companies or operating businesses if we determine that these entities are VIEs and that we are the primary beneficiary of the VIE, as discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. The consolidation of such entities could make it difficult for an investor to differentiate our assets, liabilities, and results of operations apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and similarly we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs.
As of December 31, 2019, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $5.2 billion and $5.0 billion, respectively.
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
Risks Related to U.S. Taxation
Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.
On December 22, 2017, the President signed into law the TCJA, which has resulted in fundamental changes to the Code. Some of the key elements of the TCJA include (i) the reduction of the corporate tax rate from 35% to 21%, (ii) new limitations on the utilization, carryback and carryforward of net operating losses, (iii) partial limitations on the deductibility of business interest expense, (iv) certain modifications to Section 162(m) of the Code and (v) general changes to the taxation of corporations and businesses, including modifications to cost recovery rules and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Although we are continuing to analyze the impact of the TCJA on us, we expect the reduction in the corporate tax rate to result in reduction in our effective tax rate on the portion of our income that was subject to U.S. corporate income tax prior to the Conversion; however, following the Conversion, we expect to pay more corporate tax on an overall basis, despite the reduction in the corporate tax rate, as all of our income will be subject to U.S. federal income tax. See “-We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion.”
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
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of non-US (foreign) financial institutions, (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this regulation, various foreign governments have entered into intergovernmental agreements, (“IGAs”) with the U.S. government. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to perform due diligence by obtaining tax documentation from and to disclose through reporting information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an IGA to implement this legislation, the foreign financial institutions would comply with revised diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as Luxembourg, United Kingdom and the Cayman Islands, have implemented and are participating in a multi-jurisdictional regime known as the Common Reporting Standard, (“CRS”) which is similar to that of FATCA (without the withholding requirement) and in some cases, have imposed penalties on non-compliant institutions.
Compliance under these and similar regulations as described above could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.

We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion.
The Conversion was effective on January 1, 2020. Following the Conversion, all of the net income attributable to The Carlyle Group Inc. is subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of common stock and net income and reduce the amount of cash available for dividends to our common stockholders, although this dilution should initially be mitigated by a tax basis increase related to the Conversion. Prior to the Conversion, only a portion of the income attributable to us was subject to U.S. federal, state and local corporation income taxes. We anticipate that our Distributable Earnings will be subject to an effective corporate tax rate in the mid-to-high teens for several years following the Conversion and in the low-twenties over the long-term. These estimates are presented for illustrative purposes only and are subject to various risks and uncertainties. Actual results could differ materially from these estimates. Among other things, these estimates are based on assumptions concerning the size and recovery period of the tax basis increase related to the Conversion, as well as the currently enacted maximum U.S. federal corporate income tax rate of 21%. To the extent the tax basis increase generated in the Conversion is smaller or takes longer to realize than anticipated, we would expect the effective tax rate on Distributable Earnings to more quickly reach its long-term level. In addition, any future increase in currently enacted corporate tax rates would cause us to pay more corporate income taxes than currently anticipated. The impact of changes to tax legislation may also cause us to pay more corporate income taxes than currently anticipated.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 31 offices. At the end of 2019, we closed our office in Arlington, Virginia and relocated our employees to our Washington, D.C. headquarters. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued. The Company believes that the matters described below are without merit.
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. That appeal is pending. The Attorney General may also separately pursue its own recovery from defendants in the action.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. On April 12, 2019, the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. To date, the Company has received approximately £23.3 million ($30.9 million as of December 31, 2019) from the plaintiff as a deposit towards their obligation to reimburse the Company for legal fees and expenses incurred to defend against the claims. A hearing on Plaintiff’s appeal has been scheduled for October 5-8, 2020. The Company has not recognized income in respect of the reimbursement as of December 31, 2019, as such amount is subject to adjustment pending a final determination of the correct reimbursement amount.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Company paid the remaining approximately €75 million in its capacity as a guarantor. The Company appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Company a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. The French tax authorities appealed the decision. The parties agreed to settle this matter by reducing the tax claim to €37.1 million of French tax and interest. The remaining €80.5 million will be retained by the Company and CEREP I. Accordingly, the Company recognized $71.5 million in principal investment income during the year ended December 31, 2019.
The Company currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Company routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Company or its personnel.
During 2017, the Company entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Company believes were misappropriated by third parties outside the U.S. During the fourth quarter of 2018, the Company reached an agreement with the primary underwriters in the marine cargo insurance policies for $55 million, of which the Company recognized approximately $32 million in insurance proceeds during the year ended December 31, 2018, with the remaining proceeds to be distributed to former investors. Although additional recovery efforts continue, there is no assurance that the Company will be successful in any of these efforts and the Company will not recognize any amounts in respect of such recoveries until such amounts are probable of payment.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Company’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2019, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 5, 2020 was 31. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Dividend Policy
Under our dividend policy for our common stock that we adopted in connection with our Conversion, we expect to pay our common stockholders an annualized dividend of $1.00 per share of common stock, equal to a quarterly dividend of $0.25 per share of common stock.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended December 31, 2019.

In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. This program, which was effective January 1, 2019, authorized the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. As described below, we no longer intend to make further purchases under this repurchase program. As part of the Conversion, in January 2020 our Board of Directors re-authorized the December 2018 repurchase program, under which $165.5 million is remaining as of December 31, 2019. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Sales of Unregistered Securities
In March of 2017, we amended our agreement with NGP Management.  Pursuant to the amended agreement, we agreed, among other things, to issue additional shares of common stock on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management.  As contemplated by the amended NGP agreement, on February 1, 2018, we entered into an agreement with an affiliate of NGP Management that provides for issuance to such affiliate of an aggregate of 400,528 shares of common stock, of which 160,211 were delivered in August 2019, 120,158 are deliverable in August 2020 and 120,159 are deliverable in August 2021. On February 1, 2019, we entered into an agreement with an affiliate of NGP Management that provides for issuance to such affiliate of an aggregate of 547,973 shares of common stock, of which 219,189 are deliverable in August 2020, 164,391 are deliverable in August 2021 and 164,393 are deliverable in August 2022. On February 1, 2020, we entered into an agreement with an affiliate of NGP Management that provides for issuance to such affiliate of an aggregate of 299,401 shares of common stock, of which 119,760 are deliverable in August 2021, 89,821 are deliverable in August 2022 and 89,820 are deliverable in August 2023. Such securities have been offered and sold in reliance on the exemption contained in Section 4(a)(2) of the Securities Act as a transaction by the issuer not involving a public offering.  No general solicitation or underwriters were involved in such offer and sale.

Rule 10b5-1 Trading Plans
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

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
We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 were derived from the audited consolidated financial statements of The Carlyle Group L.P. which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues(1)(2)
Fund management fees	$1,476.2	$1,272.0	$1,026.9	$1,076.1	$1,085.2
Incentive fees	35.9	30.2	35.3	36.4	22.7
Investment income, including performance allocations	1,568.4	809.2	2,290.6	875.9	817.4
Interest and other income and revenues	296.5	315.8	323.4	285.9	1,080.9
Total Revenues	3,377.0	2,427.2	3,676.2	2,274.3	3,006.2

Total Expenses	2,119.7	2,071.5	2,632.3	2,242.1	3,468.4

Other Income (Expense)	(23.9)	4.5	88.4	13.1	864.4
Income before provision for income taxes	1,233.4	360.2	1,132.3	45.3	402.2
Provision for income taxes	49.0	31.3	124.9	30.0	2.1
Net income	1,184.4	328.9	1,007.4	15.3	400.1
Net income attributable to non-controlling interests in consolidated entities	36.6	33.9	72.5	41.0	537.9
Net income (loss) attributable to Carlyle Holdings	1,147.8	295.0	934.9	(25.7)	(137.8)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	766.9	178.5	690.8	(32.1)	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	$380.9	$116.5	$244.1	$6.4	$(18.4)
Net income attributable to Series A Preferred Unitholders	19.1	23.6	6.0	—	—
Series A Preferred Units redemption premium	16.5	—	—	—	—
Net income (loss) attributable to The Carlyle Group L.P. Common Unitholders	$345.3	$92.9	$238.1	$6.4	$(18.4)
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$3.05	$0.89	$2.58	$0.08	$(0.24)
Diluted	$2.82	$0.82	$2.38	$(0.08)	$(0.30)
Distributions declared per common unit	$1.36	$1.24	$1.24	$1.68	$3.39

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$793.4	$629.6	$1,000.1	$670.9	$991.5
Corporate treasury investments	$—	$51.7	$376.3	$190.2	$—
Investments and accrued performance allocations	$6,804.4	$5,697.5	$5,294.9	$3,588.1	$3,874.5
Investments of Consolidated Funds(3)	$5,007.3	$5,286.6	$4,534.3	$3,893.7	$23,998.8
Total assets(4)	$13,808.8	$12,914.2	$12,280.6	$9,973.0	$32,181.6

Debt obligations	$1,976.3	$1,550.4	$1,573.6	$1,265.2	$1,135.7
Loans payable of Consolidated Funds	$4,706.7	$4,840.1	$4,303.8	$3,866.3	$17,064.7
Total liabilities(4)	$10,839.2	$10,077.9	$9,331.6	$8,519.0	$23,258.1

Redeemable non-controlling interests in consolidated entities	$—	$—	$—	$—	$2,845.9
Series A Preferred Units	$—	$387.5	$387.5	$—	$—
Total partners’ capital	$2,969.6	$2,836.3	$2,949.0	$1,454.0	$6,077.6

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

(2)
Upon adoption of ASU 2014-9, performance allocations that represent a performance-based capital allocation from fund limited partners to The Carlyle Group L.P. (commonly known as “carried interest”) are accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASU 2014-9. The Carlyle Group L.P. applied this change in accounting principle on a full retrospective basis, which resulted in a reclassification of amounts previously reported as performance fees to performance allocations within investment income (loss) in the statement of operations. Amounts previously reported as performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASU 2014-9 and are included in incentive fees in the statement of operations. Revenue for all periods presented reflect this reclassification.

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

(4)
On January 1, 2019, The Carlyle Group L.P. adopted ASU 2016-2, Leases (Topic 842), and related amendments, which requires lessees to recognize virtually all of their leases on the balance sheet by recording right-of-use assets and lease liabilities. Consistent with the adoption of ASU 2016-2 on a modified retrospective basis, total assets and total liabilities presented for periods prior to 2019 have not been adjusted to reflect the new lease recognition guidance.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware corporation named The Carlyle Group Inc. Pursuant to the Conversion, at the specified effective time on January 1, 2020, each common unit of The Carlyle Group L.P. outstanding immediately prior to the effective time converted into one share of common stock of The Carlyle Group Inc. and each special voting unit and general partner unit was canceled for no consideration. In addition, holders of the partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P. exchanged such units for an equivalent number of shares of common stock and certain other restructuring steps occurred (the conversion, together with such restructuring steps and related transactions, the “Conversion”).
Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (i) prior to the consummation of the Conversion to The Carlyle Group L.P. and its consolidated subsidiaries and (ii) from and after the consummation of the Conversion to The Carlyle Group Inc. and its consolidated subsidiaries. References to our common stock in periods prior to the Conversion refer to the common units of The Carlyle Group L.P.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 25 buyout and 10 middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2019, our Corporate Private Equity segment had more than $86 billion in AUM and approximately $62 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our five infrastructure funds, our two international energy funds, as well as our three Legacy Energy funds. The segment also includes three NGP Predecessor Funds and four NGP Carry Funds advised by NGP. As of December 31, 2019, our Real Assets segment had more than $43 billion in AUM and more than $33 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 64 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, and aircraft financing and servicing. As of December 31, 2019, our Global Credit segment had more than $49 billion in AUM and approximately $38 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 248 fund vehicles. As of December 31, 2019, our Investment Solutions segment had more than $45 billion in AUM and more than $28 billion in Fee-earning AUM.

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
Trends Affecting our Business
Market expectations for global economic growth continued to moderate into the fourth quarter of 2019. In the U.S., growth decelerated relative to 2018 due to weakness in the industrial sector, business spending, and exports. Although at a more moderate pace than 2018, during 2019 and into early 2020 the economy continued to grow due to a housing sector rebound driven by lower mortgage rates tied to three Federal Reserve rate cuts during 2019, and strong consumption growth due to low unemployment, robust real wage growth and generally solid household balance sheets during the year. The softness in business spending during 2019 and continuing into early 2020 appears to be attributable to a combination of weak corporate earnings, heightened “late-cycle” fears among business managers and ongoing geopolitical tensions. Rising compensation and input costs have led to a decline in operating margins, while a strong dollar continues to weigh on the domestic value of foreign sales and earnings.
In China, official data indicate real GDP grew by 6% over the course of 2019, unchanged from the third quarter. The deceleration in growth relative to prior periods was driven by ongoing softness in exports, housing and manufacturing. Data over the course of 2019 highlights the degree to which the costs of the trade dispute have negatively affected the overall global economy. In its January 2020 update to the World Economic Outlook, the International Monetary Fund estimates that global growth amounted to just 2.9% in 2019 and that the bulk of the slowdown from 4% growth at the start of 2018 can be attributed to weak global trade. Trends in manufacturing surveys, sentiment indices, and long-term yields all closely tracked the fall in global trade volumes throughout the year. Since the global trade system is based on integrated, cross-border value chains, negative effects in one part of the network quickly spread to the rest.
Geopolitical uncertainty, trade frictions, and other downside risks continue to exert a significant impact on the overall economy into early 2020. Although investors’ optimism rose in the immediate aftermath of the finalization of the “Phase-One” trade agreement between the U.S. and China (the S&P 500, MSCI ACWI-All Cap, EuroStoxx 600 and Shanghai Composite each rose 8.5%, 8.6%, 5.8%, and 5.0%, respectively, in the fourth quarter, bringing 2019 returns into the double digits across indices), sentiment has shifted once more in light of new concerns. The global market exuberance of the fourth quarter was likely due to investor hopes for a rebound in growth after the easing of trade tensions, particularly in China. The rapid proliferation of the Novel Coronavirus, however, threatens such a rebound, and highlights the fragility of the macro economy. From December 31 through January 31, 2020, the Hang Seng Index fell nearly 7%. Brent crude spot prices fell nearly 16% in January 2020 on fears that virus containment efforts will choke off demand. In the U.S., valuations remain high, as prices belie underlying fundamentals. Earnings for companies in the S&P 500 declined year-over-year in each of the first three quarters of 2019, and are estimated to have risen just 0.7% in the fourth quarter. If the growth that investors anticipate fails to materialize, or if the expected stabilization in trade does not come to fruition, equity markets may react in kind.
The global monetary policy easing cycle that characterized the first three quarters of 2019 appears to have significantly slowed, with most (but not all) central banks on hold for now. The reserve management purchases and repurchase operations that the Federal Reserve initiated in the third quarter of 2019 continued into the fourth quarter and into early 2020, successfully preventing a repeat of the money market volatility experienced in September 2019. Based on guidance from the Federal Reserve, it is anticipated that reserve management purchases will continue into at least the second quarter of 2020. Persistent downside misses to inflation targets over the past decade, and low future inflation expectations, have prompted monetary policymakers in the U.S. and Europe to shift their focus towards a review of longer-term monetary policy strategy. United States corporate bond yields across the credit spectrum fell roughly 135 basis points in 2019, led by high yield bonds, which fell 256 basis points during the year. Even yields on the lowest-rated high yield debt, which had risen throughout the second and third quarters of 2019 and into the fourth quarter reversed course and ended the year down 177 basis points.
A lower-for-longer interest rate environment and high levels of negative-yielding debt are raising concerns about traditional fixed-income investment funds’ abilities to weather future shocks and the International Monetary Fund estimates that one-sixth of all fixed-income fund assets would experience a liquidity shortfall in the case of a significant redemption event. Although the broader investment environment is challenging given high valuations, low yields, and downside risks to growth, the alternative asset industry enjoys significant tailwinds as private capital continues to displace public listings. Over the past 20 years, the number of U.S. initial public offerings has dropped by 75%-from more than 500 per year in the mid-1990s to just 110 in 2019, as the entrepreneurs, founders, and management teams of small-to-medium sized businesses generally prefer to raise private capital rather than public capital. At the end of last year, there were more than 8,200 private-equity backed companies in the U.S. relative to fewer than 3,500 publicly-listed businesses, a dramatic turnaround from 20 years earlier when listed companies were four-times as numerous. We observe similar trends across much of the rest of the world, particularly Europe. The decline in public listings, the pullback in bank lending and intermediation, and the persistently low yield environment have contributed to a doubling of private credit AUM over the past six years. We believe there is still significant room for more growth ahead, as total private credit AUM today, despite this doubling, is equal to just one-third ($750 billion) of private companies’ likely borrowing volumes over the next three to five years (roughly $2.7 trillion; based on current levels of private equity dry powder and average leverage ratios).

Our overall carry fund portfolio generally lagged the performance of large cap U.S. stocks, while exceeding returns on the small- and mid-cap indices in 2019. Our Corporate Private Equity funds appreciated by 3% in the fourth quarter and 8% over the last twelve months. Our Real Asset funds were flat during the fourth quarter and appreciated 3% over the last twelve months, as strong appreciation in our real estate funds of 16% over 2019 was dampened by weakness in certain energy funds, in particular those with significant investments in upstream companies and/or publicly traded companies. Investment Solutions appreciation was 1% in the fourth quarter and 15% for the year, driven by strong investment performance in our AlpInvest funds. While slowing global growth and volatile market conditions could impact valuations in the short-term, we believe our existing portfolio of assets is high-quality and well-diversified by fund, industry sector, asset class, and region.

We raised $3.3 billion of new capital in the fourth quarter, and $19.3 billion over the last year, exceeding our four-year $100 billion fundraising target by almost $10 billion. We expect that our fundraising pace in 2020 will be similar to 2019, with fundraising for the next vintage of our large buyout and real estate funds anticipated to begin in late 2021 or early 2022. During the interim periods, we expect fundraising to drive modest Fee-earning AUM growth. Growth in our Global Credit and Investment Solutions segments is expected to be partially offset by downward pressure in our Corporate Private Equity and Real Assets segments where exit activity may temporarily outpace new fundraising.
During the fourth quarter, our carry funds invested $7.1 billion in new or follow-on transactions that we have been working on for several months, and have invested approximately $21.3 billion over the last year, a pace generally consistent with recent years but higher than our long-term average as our larger platform supports greater capital deployment. In our Global Credit segment, there were $3.0 billion gross originations in our Direct Lending business. Overall, the investment environment remains challenging and competitive. While levels of dry powder generally remain high across the private equity industry, we have seen an increase in potential investment opportunities. Our available capital level is consistent with the lifecycle stage of our most recent vintage of funds and our rate of capital investment continues to be steady. We generated $5.1 billion in realized proceeds from our carry funds in the fourth quarter, and $19.9 billion over the last twelve months, which is below our exit pace in recent years. At this time, we expect that exit activity and net realized performance revenues will begin to rebound in 2020.
Over the course of 2019 and continuing into 2020 there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. We anticipate that such active debate and media coverage will continue to increase in connection with the 2020 U.S. election cycle as financial proposals are put forth by potential U.S. presidential and Congressional candidates.

Recent Transactions
On January 1, 2020, we completed the conversion of The Carlyle Group L.P. from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. See “—Conversion to a Corporation” below.
Dividends
In February 2020, the Board of Directors declared a quarterly distribution of $0.25 per common share to common stockholders of record at the close of business on February 18, 2020, payable on February 25, 2020.
Conversion to a Corporation
On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. (the “Partnership”) into a Delaware corporation named The Carlyle Group Inc. (the “Corporation”). Pursuant to the Conversion, at the specified effective time on January 1, 2020, (i) each common unit of the Partnership outstanding immediately prior to the effective time converted into one issued and outstanding, fully paid and nonassessable share of common stock, (ii) each special voting unit of the Partnership outstanding immediately prior to the effective time was canceled for no consideration and the former holder(s) thereof ceased to have any rights with respect thereto and (iii) each general partner unit of the Partnership outstanding immediately prior to the effective time was canceled for no consideration and the former holder(s) thereof ceased to have any rights with respect thereto, in each case without any action required on the part of the Partnership, the Corporation, any holder of any Partnership interest or any other person. In addition, holders of partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. exchanged such units for an equivalent number of shares of common stock of the Corporation and certain other restructuring steps occurred (the conversion, together with such restructuring steps and related transactions, the “Conversion”).
The Conversion is expected to qualify for the non-recognition of gain or loss to our former common unitholders for U.S. federal income tax purposes. The application of the non-recognition rules to non-U.S. common unitholders in the context of the Conversion is dependent on local tax requirements. All former common unitholders should consult their own advisers as to the consequences of the Conversion to them. Final Schedule K-1s will be issued in respect of our final taxable period as a limited partnership. Following the Conversion, dividends will be reported to stockholders on Form 1099-DIV. We believe this change will simplify our stockholders’ tax reporting obligations. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis.
Prior to the Conversion, we recorded significant non-controlling interests in Carlyle Holdings related to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Company, through wholly-owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its consolidated financial statements. In the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. As a result, in periods following Conversion, the consolidated balance sheet of The Carlyle Group Inc. will not reflect any non-controlling interests in Carlyle Holdings. In addition, we expect that our provision for income taxes in periods following the Conversion will be greater than in periods prior to the Conversion because following the Conversion, all of our income before the provision for income taxes will be subject to U.S. federal (and state and local) corporate income taxes. See “Part 1. Item 1A. Risk Factors—Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” For these reasons, our results in periods following the Conversion may not be comparable to our results in periods prior to the Conversion.
For additional information about the Conversion, see “Part 1. Item 1. Business—Organizational Structure,” “Part II. Item 8. Note 10–Related Party Transactions,” “Part II. Item 8. Note 11–Income Taxes,” “Part III. Certain Relationships and Related Transactions, and Director Independence” and the unaudited pro forma condensed financial information filed as Exhibit 99.1 hereto.
Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
On January 1, 2018, we adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). Upon adoption, certain performance revenues that represent a performance-based capital allocation from fund limited partners to us are now accounted for as earnings from financial assets and included as a component of investment income (loss). We also are entitled to receive performance-based incentive fees pursuant to management contracts from certain of our Global Credit funds when the return on assets under management exceeds certain benchmark returns or other performance targets. These fees are recorded as incentive fees in our consolidated statements of operations. See Note 2 to the financial statements for more information on our adoption of ASU 2014-9.
Revenues primarily consist of fund management fees, incentive fees, investment income (including performance allocations, realized and unrealized gains of our investments in our funds and other principal investments), as well as interest and other income.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $17.5 billion of Fee-earning AUM as of December 31, 2019, was 17% and 13% of total management fees recognized during the years ended December 31, 2019 and 2018, respectively. Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $9.1 billion of Fee-earning AUM as of December 31, 2019, were approximately 5%, 8%, and 16% of total management fees recognized during the years ended December 31, 2019, 2018 and 2017, respectively. No other fund generated over 10% of total management fees in the periods presented.
Fund management fees exclude the reimbursement of any partnership expenses paid by the Company on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies, as well as underwriting fees from our loan syndication and capital markets business, Carlyle Capital Solutions. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased from 80% to 100% of the fund’s portion of the transaction and portfolio advisory fees earned, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. The recognition of transaction fees and portfolio advisory fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
In addition to the performance allocations from our Corporate Private Equity and Real Assets funds and most of our closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Investment Solutions, Carlyle Aviation and NGP Carry Funds. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, see “Item 1. Business — Our Family of Funds.”

Performance allocations in excess of 10% of the total for the years ended December 31, 2019, 2018 and 2017 were generated from the following funds:

Year Ended December 31,
2019		2018		2017
(Dollars in millions)
CP VI	$154.2	CP VI	$162.5	CP VI	$649.1
CRP V	154.9	CRP VII	131.8	CAP IV	312.7
Alpinvest Co - & Secondary Investments 2006-2008	83.5	CEP IV	77.9	CP V	311.4
CEP IV	(119.0)	CIEP I	74.5
		CP V	68.4
		CAP IV	(245.7)
		CRP V	(67.7)
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2019, 2018, and 2017, the reversals of performance allocations were $215.8 million, $364.4 million and $74.2 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of December 31, 2019, accrued performance allocations and accrued giveback obligations were approximately $3.9 billion and $22.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2019 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of December 31, 2019, approximately $14.1 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $8.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. The net accrued performance revenues as of December 31, 2019 are $1.7 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2019, all investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.4 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

	Inception through December 31, 2019
	Total Giveback	Giveback Attributable to Carlyle Holdings
	(Dollars in millions)
Various Legacy Energy Funds	$155.2	$55.0
All other Carlyle Funds	56.9	0.6
Aggregate giveback since inception	$212.1	$55.6
The amounts above include $40.6 million attributable to Legacy Energy Fund IV that was realized during the year ended December 31, 2019, of which $19.9 million was attributable to Carlyle Holdings.
The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2019:

	As of December 31, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Consolidated Results
Level I	$1,761	$2,476	$176	$1,912	$6,325
Level II	356	(6)	1,792	108	2,250
Level III	51,821	25,594	39,485	29,667	146,567
Fair Value of Investments	53,938	28,064	41,453	31,687	155,142
Available Capital	32,491	15,291	7,959	13,559	69,300
Total AUM	$86,429	$43,355	$49,412	$45,246	$224,442
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. The Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.
Revenue of a Real Estate VIE. Revenue of a real estate VIE consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of revenue recognition, revenue is not recognized until the period in which the land development services contract is completed, which can cause volatility from period to period based on which contracts are completed. Urbplan was deconsolidated from the Company’s financial results during 2017 as a result of the Company disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan (see Note 16 to the consolidated financial statements).
Net Investment Gains of Consolidated Funds. Net investment gains of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Company. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our equity holders.
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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally six months to three and a half years, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses in 2017 and 2018. However, we intend to grant fewer equity awards to employees than we have previously. For example, in 2018 and 2019, we granted approximately 13.3 million and 6.7 million stock awards (restricted stock units and other awards), respectively, and expect to grant fewer than 5.0 million stock awards in 2020. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. As a result of acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense.
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as impairment of intangible assets and expenses or insurance recoveries associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange.
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
Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. Interest and other expenses of a real estate VIE and loss on deconsolidation reflects the loss recognized in 2017 as a result of the Company disposing of its interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan, which resulted in the deconsolidation of Urbplan from the Company’s financial results (see Note 16 to the consolidated financial statements). This line item also includes expenses incurred by Urbplan prior to deconsolidation, consisting primarily of interest expense, general and administrative expenses, impairment charges, compensation and benefits, and costs associated with land development services. Also included in this caption is the change in our estimate of the fair value of Urbplan’s loans payable.

Income Taxes. Prior to the Conversion, the Carlyle Holdings partnerships and their subsidiaries primarily operated as pass-through entities for U.S. income tax purposes and recorded a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. was subject to U.S. income taxes on only a portion of our income or loss. Depending on the sources of our taxable income or loss, our income tax provision or benefit can vary significantly from period to period. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2019, our U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
Prior to the Conversion, we recorded significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Company, through wholly owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Company’s financial statements. As described above under “—Conversion to a Corporation—Conversion Steps,” the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. as part of the Conversion. As a result, following the Conversion the consolidated balance sheet of The Carlyle Group Inc. will not reflect any non-controlling interests in Carlyle Holdings.
Earnings Per Common Unit. We compute earnings per common unit in accordance with ASC 260, Earnings Per Share. Basic earnings per common unit is calculated by dividing net income (loss) attributable to the common units of the Company by the weighted average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities.  We apply the “if-converted” method to the Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. Subsequent to the Conversion, we will only have a single class of stock and therefore, the “if-converted” method will no longer be applied in our computation of diluted earnings per share.
Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings, or “DE”, is a key performance benchmark used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing the performance of our four segments. We also use DE in our budgeting, forecasting, and the overall management of our segments. We believe that reporting DE is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from our segment reported results and is an additional measure to assess performance.
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2019	2018	2017
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$72,059	$70,032	$58,618
Fee-earning AUM based on invested capital (2)	41,639	43,369	24,263
Fee-earning AUM based on collateral balances, at par (3)	24,887	22,921	18,625
Fee-earning AUM based on net asset value (4)	4,531	3,288	1,776
Fee-earning AUM based on lower of cost or fair value and other (5)	17,941	19,942	21,313
Balance, End of Period (6) (7)	$161,057	$159,552	$124,595

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”) are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of December 31, 2019, the Legacy Energy Funds had, in the aggregate, approximately $2.6 billion in AUM and $2.5 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $8.5 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2019	2018	2017
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$159,552	$124,595	$114,994
Inflows (1)	16,460	50,164	22,679
Outflows (including realizations) (2)	(15,293)	(13,486)	(17,949)
Market Activity & Other (3)	1,115	62	243
Foreign Exchange (4)	(777)	(1,783)	4,628
Balance, End of Period	$161,057	$159,552	$124,595

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows also includes $4.1 billion of fee-earning Carlyle Aviation Partners (formerly Apollo Aviation Group) assets which were acquired in a transaction that closed in December 2018.

(2)
Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

(3)
Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value, as well as activity of funds with fees based on gross asset value.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

(c)	the net asset value of our hedge fund and fund of hedge funds vehicles (pre redemptions and subscriptions), as well as certain carry funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$216,470	$195,061	$157,607
Inflows (1)	19,970	38,701	42,853
Outflows (including realizations) (2)	(20,187)	(24,760)	(28,840)
Market Activity & Other (3)	9,146	10,337	16,943
Foreign Exchange (4)	(957)	(2,869)	6,498
Balance, End of Period	$224,442	$216,470	$195,061

(1)
Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. New CLO warehouse assets are recognized as an inflow to AUM, while corresponding fundraising will not be recognized until CLO issuance. Inflows also includes $5.8 billion of Carlyle Aviation Partners (formerly Apollo Aviation Group) assets which were acquired in a transaction that closed in December 2018.

(2)
Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-ended funds, runoff of CLO collateral balances and the expiration of available capital.

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, the NGP Predecessor Funds and separately managed accounts, as well as the net impact of fees, expenses and non-investment income, change in gross asset value for our business development companies and other changes in AUM.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 6% of remaining fair value at December 31, 2019 and 7% of remaining fair value at December 31, 2018. For Q4 2019, public investments depreciated 7% while private investments appreciated 2%, compared to 27% public depreciation and 1% private depreciation for Q4 2018. For YTD 2019, public investments depreciated 4% while private investments appreciated 7%, compared to 19% public depreciation and 9% private appreciation for the comparable prior YTD period. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

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

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities, which are collectively referred to as the Consolidated Funds in our consolidated financial statements.

As of December 31, 2019, our Consolidated Funds represent approximately 2% of our AUM; 1% of our fund management fees; and less than 1% of our investment income for the year ended December 31, 2019.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of December 31, 2019, our consolidated CLOs held approximately $5.2 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements. Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.
For further information on our consolidation policy and the consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$1,476.2	$1,272.0	$1,026.9
Incentive fees	35.9	30.2	35.3
Investment income (loss)
Performance allocations	799.1	622.9	2,058.6
Principal investment income	769.3	186.3	232.0
Total investment income	1,568.4	809.2	2,290.6
Interest and other income	97.3	101.3	36.7
Interest and other income of Consolidated Funds	199.2	214.5	177.7
Revenue of a real estate VIE	—	—	109.0
Total revenues	3,377.0	2,427.2	3,676.2
Expenses
Compensation and benefits
Cash-based compensation	833.4	746.7	652.7
Equity-based compensation	140.0	239.9	320.3
Performance allocations and incentive fee related compensation	436.7	376.3	988.3
Total compensation and benefits	1,410.1	1,362.9	1,961.3
General, administrative, and other expenses	494.4	460.7	276.8
Interest	82.1	82.2	65.5
Interest and other expenses of Consolidated Funds	131.8	164.6	197.6
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	—	202.5
Other non-operating expenses (income)	1.3	1.1	(71.4)
Total expenses	2,119.7	2,071.5	2,632.3
Other income
Net investment gains (losses) of Consolidated Funds	(23.9)	4.5	88.4
Income before provision for income taxes	1,233.4	360.2	1,132.3
Provision for income taxes	49.0	31.3	124.9
Net income	1,184.4	328.9	1,007.4
Net income attributable to non-controlling interests in consolidated entities	36.6	33.9	72.5
Net income attributable to Carlyle Holdings	1,147.8	295.0	934.9
Net income attributable to non-controlling interests in Carlyle Holdings	766.9	178.5	690.8
Net income attributable to The Carlyle Group L.P.	380.9	116.5	244.1
Net income attributable to Series A Preferred Unitholders	19.1	23.6	6.0
Series A Preferred Units redemption premium	16.5	—	—
Net income attributable to The Carlyle Group L.P. common unitholders	$345.3	$92.9	$238.1
Net income attributable to The Carlyle Group L.P. per common unit
Basic	$3.05	$0.89	$2.58
Diluted	$2.82	$0.82	$2.38
Weighted-average common units
Basic	113,082,733	104,198,089	92,136,959
Diluted	122,632,889	113,389,443	100,082,548

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 and Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.
Revenues
Total revenues increased $949.8 million, or 39%, for the year ended December 31, 2019 as compared to 2018 and decreased $1.2 billion, or 34%, for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the changes in total revenues for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Total Revenues, prior year	$2,427.2	$3,676.2
Increases (Decreases):
Increase in fund management fees	204.2	245.1
Increase (decrease) in incentive fees	5.7	(5.1)
Increase (decrease) in investment income, including performance allocations	759.2	(1,481.4)
(Decrease) increase in interest and other income of Consolidated Funds	(15.3)	36.8
Decrease in revenue of a real estate VIE	—	(109.0)
(Decrease) increase in interest and other income	(4.0)	64.6
Total increase (decrease)	949.8	(1,249.0)
Total Revenues, current year	$3,377.0	$2,427.2
Fund Management Fees. Fund management fees increased $204.2 million, or 16%, for the year ended December 31, 2019 as compared to 2018, and increased $245.1 million, or 24%, for the year ended December 31, 2018 as compared to 2017, primarily due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$319.0	$344.3
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(127.6)	(117.3)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	10.5	13.9
(Lower) higher transaction and portfolio advisory fees	(1.4)	10.2
All other changes	3.7	(6.0)
Total increase in fund management fees	$204.2	$245.1
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $49.1 million, $50.5 million, and $43.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase for the year ended December 31, 2018 as compared to 2017 was driven by certain significant transactions in our Corporate Private Equity funds which closed in the fourth quarter of 2018.
Investment Income. Investment income increased $759.2 million for the year ended December 31, 2019 as compared to 2018, and decreased $1.5 billion for the year ended December 31, 2018 as compared to 2017, primarily due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Increase (decrease) in performance allocations, excluding NGP	$176.2	$(1,435.7)
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(162.1)	(44.8)
Increase (decrease) in investment income from our buyout and growth funds	8.2	(45.7)
(Decrease) increase in gains on foreign currency hedges	(0.6)	9.4
Increase (decrease) in investment income from our real assets funds, excluding NGP	7.3	(5.3)
Increase from settlement of CEREP I tax matter in 2019	71.5	—
Decrease in investment income from our distressed debt funds and energy mezzanine funds	(7.3)	(11.0)
Decrease in investment income from our CLOs	(2.6)	(6.2)
Increase in income from Fortitude Re	665.0	57.9
All other changes	3.6	—
Total increase (decrease) in investment income	$759.2	$(1,481.4)
The Company’s earnings from its investment in Fortitude Re for the years ended December 31, 2019 and 2018 was $722.9 million and $57.9 million, respectively, which represents 19.9% of Fortitude Re’s estimated net income for the respective periods. These amounts are inclusive of $582.0 million and $46.2 million of unrealized gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The significant increase in fair value on the embedded derivatives during the year is primarily a result of a narrowing of credit spreads during the period.
In November 2019, we signed an agreement for a Carlyle-affiliated investment fund to acquire an additional stake in Fortitude Re, which is expected to close in mid-2020. At closing, the Company will transfer its stake in Fortitude Re to the investment fund, and our investment will become an ownership interest in the fund. At that time, we will record our investment at the net asset value of our interest in the fund, which we expect to be lower than our current carrying value primarily due to these unrealized gains on embedded derivatives. Cumulative unrealized gains on embedded derivatives from the date of our investment through December 31, 2019 were $628.2 million.
Performance Allocations. Performance allocations increased $176.2 million for the year ended December 31, 2019 compared to 2018 and decreased $1.4 billion for the year ended December 31, 2018 as compared to 2017. Performance allocations by segment for the years ended December 31, 2019, 2018 and 2017 comprised the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity	$248.8	$291.4	$1,629.6
Real Assets	301.6	148.4	265.2
Global Credit	38.5	9.1	21.3
Investment Solutions	210.2	174.0	142.5
Total performance allocations	$799.1	$622.9	$2,058.6

Total carry fund appreciation	9%	9%	20%
Approximately $273.6 million of our performance allocations for the year ended December 31, 2019 were related to CP VI, CRP V, Alpinvest Co - & Secondary Investments 2006-2008 and CEP IV, while approximately $201.7 million of our performance allocations for the year ended December 31, 2018 were related to CP VI, CRP VII, CEP IV, CIEP I, CP V, CAP

IV and CRP V, and approximately $1.3 billion of our performance allocations for the year ended December 31, 2017 were related to CP VI, CAP IV and CP V.
Expectations for global economic growth have moderated significantly since the beginning of 2019, with decelerated growth in the U.S. relative to 2018 due to weakness in the industrial sector, business spending, and exports. Geopolitical uncertainty and trade frictions continued to exert a significant impact on the world economy, though investor optimism has risen substantially with the finalization of the “Phase-One” trade agreement between the U.S. and China in January 2020. Our overall carry fund portfolio generally lagged the performance of large cap U.S. stocks, while exceeding returns on the small- and mid-cap indices. Our Corporate Private Equity funds appreciated by 3% in the fourth quarter and 8% over the last twelve months. Our Real Asset funds were flat during the fourth quarter and appreciated 3% over the last twelve months, as strong appreciation in our real estate funds of 16% over 2019 was dampened by weakness in certain energy funds, in particular those with significant investments in upstream companies and/or publicly traded companies. Global Credit carry funds were down 1% in the fourth quarter but appreciated 1% for the year. Investment Solutions appreciation was 1% in the fourth quarter and 15% for the year, driven by strong investment performance in our AlpInvest funds. While slowing global growth and volatile market conditions could impact valuations in the short-term, we believe our existing portfolio of assets is high-quality and well-diversified by fund, industry sector, asset class, and region.
In addition, incentive fees from Consolidated Funds decreased $1.1 million for the year ended December 31, 2019 as compared to 2018, and decreased $1.3 million for the year ended December 31, 2018 as compared to 2017. These fees eliminate upon consolidation.
Interest and Other Income. Interest and other income decreased $4.0 million for the year ended December 31, 2019 as compared to 2018 and increased $64.6 million for the year ended December 31, 2018 as compared to 2017. The decrease for the year ended December 31, 2019 was primarily as a result of decreased interest income related to corporate treasury investments, partially offset by the reimbursement of certain costs incurred on behalf of Carlyle funds. The increase in 2018 reflected an increase in interest income related to our CLOs and certain money market accounts, as well as the Company’s adoption of the revenue recognition standard, ASU 2014-09, on January 1, 2018. As part of the adoption, the reimbursement of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that were previously presented net in our audited consolidated statements of operations are presented gross beginning on January 1, 2018. For the year ended December 31, 2018, these costs were approximately $29.3 million and are presented in interest and other income and general, administrative and other expenses in our audited consolidated statements of operations. See Note 2 to our audited consolidated financial statements for more information on the adoption of the revenue recognition standard.
Interest and Other Income of Consolidated Funds.  Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Interest and other income of consolidated funds decreased $15.3 million for the year ended December 31, 2019 as compared to 2018, and increased $36.8 million for the year ended December 31, 2018 as compared to 2017. Substantially all of the variance in interest and other income of Consolidated Funds for both periods relates to interest income from CLOs.

Revenue of a Real Estate VIE. Revenue of a real estate VIE was $109.0 million in 2017 which was recorded prior to the deconsolidation of the real estate VIE during the third quarter of 2017. See Note 16 for more information.

Expenses

Total expenses increased $48.2 million for the year ended December 31, 2019 as compared to 2018, and decreased $560.8 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the changes in total expenses for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Total Expenses, prior year	$2,071.5	$2,632.3
Increases (Decreases):
Increase (decrease) in total compensation and benefits	47.2	(598.4)
Increase in general, administrative and other expenses	33.7	183.9
Decrease in interest and other expenses of Consolidated Funds	(32.8)	(33.0)
Decrease in interest and other expenses of a real estate VIE and loss on deconsolidation	—	(202.5)
Decrease in other non-operating income	0.2	72.5
All other changes	(0.1)	16.7
Total increase (decrease)	48.2	(560.8)
Total Expenses, current year	$2,119.7	$2,071.5

Total Compensation and Benefits. Total compensation and benefits increased $47.2 million for the year ended December 31, 2019 as compared to 2018, and decreased $598.4 million for the year ended December 31, 2018 as compared to 2017, due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Increase in cash-based compensation and benefits	$86.7	$94.0
Decrease in equity-based compensation	(99.9)	(80.4)
Increase (decrease) in performance allocations and incentive fee related compensation	60.4	(612.0)
Total increase (decrease) in total compensation and benefits	$47.2	$(598.4)

Cash-based compensation and benefits. Cash-based compensation and benefits increased $86.7 million, or 12%, for the year ended December 31, 2019 as compared to 2018, and increased $94.0 million, or 14%, for the year ended December 31, 2018 as compared to 2017, primarily due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Increase in headcount and bonuses	$36.0	$94.0
Increase associated with the Carlyle Aviation Partners acquisition:
Compensation and benefits	20.2	—
Contingent earnout	30.5	—
Total increase in base compensation and benefits	$86.7	$94.0
Equity-based compensation. Equity-based compensation decreased $99.9 million, or 42%, for the year ended December 31, 2019 as compared to 2018. The decrease in equity-based compensation from 2018 to 2019 was due primarily to to the timing of the last vesting of awards in May 2018 related to our initial public offering in 2012 and lower rate of ongoing grants of restricted stock units during 2019.

Equity-based compensation decreased $80.4 million, or 25%, for the year ended December 31, 2018 as compared to 2017. The decrease in equity-based compensation from 2017 to 2018 was due primarily to the timing of the last vesting of awards in May 2018 related to our initial public offering in 2012. This decrease was partially offset by the ongoing grants of restricted stock units to new and existing employees during 2017 and 2018.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $60.4 million for the year ended December 31, 2019 as compared to 2018 and decreased $612.0 million for the year ended December 31, 2018 as compared to 2017. Performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fee was 52%, 58%, and 48% in the years ended December 31, 2019, 2018 and 2017, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $33.7 million for the year ended December 31, 2019 as compared to 2018, and increased $183.9 million for the year ended December 31, 2018 as compared to 2017, primarily due to:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, that are now presented on a gross basis as a result of the adoption of the new revenue recognition standard (See Note 2 to the consolidated financial statements)	$—	$29.3
Lower expenses for litigation and contingencies(1)	—	(119.2)
Higher (lower) intangible asset amortization	5.5	(0.2)
Higher depreciation and amortization	13.1	5.8
Decrease in net insurance proceeds recognized for certain legal matters	31.5	180.8
Lease assignment and termination costs	(66.9)	66.9
Higher professional fees, including corporate conversion costs	41.4	7.0
(Lower) higher external fundraising costs	(34.3)	22.6
Foreign exchange adjustments(2)	23.2	2.1
Other changes	20.2	(11.2)
Total increase in general, administrative and other expenses	$33.7	$183.9
(1) For the year ended December 31, 2018 compared to the year ended December 31, 2017, this reflects the $144 million of commodities charges in 2017 as well as the $25 million reversal of the CCC litigation contingent reserve. See Note 9 to the consolidated financial statements for more information on our legal matters.
(2) For the year ended December 31, 2019 compared to the year ended December 31, 2018, foreign exchange adjustments is primarily driven by the revaluation in our European CLOs investments.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $32.8 million for the year ended December 31, 2019 as compared to 2018 and decreased $33.0 million for the year ended December 31, 2018 as compared to 2017. The decreases are primarily due to lower interest expense on the consolidated CLOs.
The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.

Interest and Other Expenses of a Real Estate VIE and Loss on Deconsolidation. The Company disposed of its interest in UrbPlan and deconsolidated the VIE in the third quarter of 2017. See Note 16 to the consolidated financial statements for more information on the disposal transaction.
Other Non-operating Expenses (Income). For the year ended December 31, 2017, this caption includes the impact of the enacted tax reform legislation on our tax receivable agreement liability, which was reduced by $71.5 million. See Note 11 to the consolidated financial statements for more information on the enacted tax reform legislation. In addition, for the years ended December 31, 2019, 2018 and 2017, this caption primarily represents the change in the fair value of contingent consideration associated with the Company’s acquisitions.

Net Investment Gains (Losses) of Consolidated Funds
For the years ended December 31, 2019, 2018 and 2017 net investment gains of Consolidated Funds was $23.9 million, $4.5 million, and $88.4 million, respectively, comprised of the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Losses attributable to other consolidated funds	$(14.2)	$(4.9)	$(54.0)
Net (depreciation) appreciation of CLOs	(4.7)	(103.9)	81.0
Total (losses) gains	(18.9)	(108.8)	27.0
(Losses) gains from liabilities of CLOs	(5.0)	113.3	61.4
Total net investment (losses) gains of Consolidated Funds	$(23.9)	$4.5	$88.4
The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the years ended December 31, 2019, 2018 and 2017, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $36.6 million, $33.9 million, and $72.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. The net income (loss) of our Consolidated Funds, after eliminations, was $10.0 million, $(5.3) million, and $12.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Net income attributable to non-controlling interests in consolidated entities also includes net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions, as well as the allocation of Urbplan’s net losses that are attributable to non-controlling interests (for the year ended December 31, 2017).
Net Income (Loss) Attributable to The Carlyle Group L.P. Common Unitholders
The net income attributable to The Carlyle Group L.P. common unitholders was $345.3 million, $92.9 million, and $238.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Prior to the Conversion, the Company was allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 34%, 32%, and 30% as of December 31, 2019, 2018 and 2017, respectively). Net income or loss attributable to the Company also included 100% of the net income or loss attributable to the Company’s wholly owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(4.5) million, $15.8 million, and $(30.3) million for the years ended December 31, 2019, 2018 and 2017, respectively. As a result, prior to the Conversion, the total net income or loss attributable to the Company has varied as a percentage of the net income or loss attributable to Carlyle Holdings. In addition, net income attributable to The Carlyle Group L.P. common unitholders for the year ended December 31, 2019 was reduced by the Series A preferred units (“Preferred Units”) redemption premium.
Net income attributable to The Carlyle Group L.P. common unitholders per basic common unit was $3.05, $0.89, and $2.58 for the years ended December 31, 2019, 2018 and 2017, respectively. Net income (loss) attributable to The Carlyle Group L.P. common unitholders per diluted common unit was $2.82, $0.82, and $2.38 for the years ended December 31, 2019, 2018 and 2017, respectively.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2019, 2018 and 2017. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment Distributable Earnings, or “DE”, and Fee Related Earnings, or “FRE”, for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Total Segment Revenues	$2,110.1	$2,185.9	$2,216.2
Total Segment Expenses	1,463.5	1,512.0	1,546.2
(=) Distributable Earnings	$646.6	$673.9	$670.0
(-) Realized Net Performance Revenues	164.1	319.7	552.6
(-) Realized Principal Investment Income (Loss)	87.0	48.1	(25.8)
(+) Net Interest	57.3	44.3	48.8
(=) Fee Related Earnings	$452.8	$350.4	$192.0

The following table sets forth our total segment revenues for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,570.9	$1,361.8	$1,081.0
Portfolio advisory fees, net and other	22.2	31.1	32.1
Transaction fees, net	31.3	32.1	26.9
Total fund level fee revenues	1,624.4	1,425.0	1,140.0
Realized performance revenues	374.3	682.4	1,085.3
Realized principal investment income	87.0	48.1	(25.8)
Interest income	24.4	30.4	16.7
Total Segment Revenues	$2,110.1	$2,185.9	$2,216.2

The following table sets forth our total segment expenses for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$792.1	$740.7	$658.0
Realized performance revenues related compensation	210.2	362.7	532.7
Total compensation and benefits	1,002.3	1,103.4	1,190.7
General, administrative, and other indirect expenses	331.3	298.8	258.9
Depreciation and amortization expense	48.2	35.1	31.1
Interest expense	81.7	74.7	65.5
Total Segment Expenses	$1,463.5	$1,512.0	$1,546.2

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Income before provision for income taxes	$1,233.4	$360.2	$1,132.3
Adjustments:
Net unrealized performance revenues	(42.3)	50.2	(625.2)
Unrealized principal investment income (1)	(590.9)	(48.8)	(73.0)
Adjusted unrealized principal investment income from investment in Fortitude Re (1)	(140.9)	(11.7)	—
Equity-based compensation (2)	151.5	252.2	365.1
Acquisition related charges, including amortization of intangibles and impairment	52.0	22.3	35.7
Other non-operating (income) expense (3)	1.3	1.1	(71.4)
Tax expense associated with performance revenues	(14.3)	(1.5)	(9.2)
Net (income) loss attributable to non-controlling interests in consolidated entities	(36.6)	(33.9)	(72.5)
Reserve for litigation and contingencies	—	—	(25.0)
Lease assignment and termination costs	—	66.9	—
Debt extinguishment costs	0.1	7.8	—
Corporate conversion costs, severance and other adjustments	33.3	9.1	13.2
Distributable Earnings	646.6	673.9	670.0
Realized net performance revenues, net of related compensation (4)	164.1	319.7	552.6
Realized principal investment income (loss) (4)	87.0	48.1	(25.8)
Net interest	57.3	44.3	48.8
Fee Related Earnings	$452.8	$350.4	$192.0

(1)
Adjustments to unrealized principal investment income are inclusive of $582.0 million and $46.2 million of unrealized gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Adjusted unrealized principal investment income from the investment in Fortitude Re represents 19.9% of Fortitude Re’s estimated net income for the respective periods, excluding the unrealized gains related to embedded derivatives.

(2)
Equity-based compensation for the years ended December 31, 2019, 2018 and 2017 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(3)
Included in other non-operating (income) expense for the year ended December 31, 2017 is a $71.5 million adjustment for the revaluation of the tax receivable agreement liability as result of the passage of the Tax Cuts and Jobs Act of 2017.

(4)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

	Year Ended December 31, 2018
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$622.9	$59.5	$682.4
Performance revenues related compensation expense	376.3	(13.6)	362.7
Net performance revenues	$246.6	$73.1	$319.7
Principal investment income (loss)	$186.3	$(138.2)	$48.1

	Year Ended December 31, 2017
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,058.6	$(973.3)	$1,085.3
Performance revenues related compensation expense	988.3	(455.6)	532.7
Net performance revenues	$1,070.3	$(517.7)	$552.6
Principal investment income (loss)	$232.0	$(257.8)	$(25.8)

(5)
Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the Non-GAAP results, and (vi) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 5 to our consolidated financial statements), adjustments to reflect the Company’s share of Urbplan net losses, until Urbplan was deconsolidated during 2017, as investment losses for the Non-GAAP results.

Distributable Earnings for our reportable segments is as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity	$296.8	$350.4	$487.9
Real Assets	282.6	207.1	24.8
Global Credit	48.4	77.5	126.9
Investment Solutions	18.8	38.9	30.4
Total	$646.6	$673.9	$670.0

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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$767.8	$634.1	$471.0
Portfolio advisory fees, net and other	15.8	21.1	21.2
Transaction fees, net	12.7	26.7	22.4
Total fund level fee revenues	796.3	681.9	514.6
Realized performance revenues	121.7	415.9	831.5
Realized principal investment income (loss)	(3.3)	26.6	25.4
Interest income	6.0	9.3	5.5
Total revenues	920.7	1,133.7	1,377.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	371.7	373.2	340.7
Realized performance revenues related compensation	54.7	195.3	372.9
Total compensation and benefits	426.4	568.5	713.6
General, administrative, and other indirect expenses	140.8	167.6	132.3
Depreciation and amortization expense	23.1	17.3	15.3
Interest expense	33.6	29.9	27.9
Total expenses	623.9	783.3	889.1
(=) Distributable Earnings	$296.8	$350.4	$487.9
(-) Realized Net Performance Revenues	67.0	220.6	458.6
(-) Realized Principal Investment Income (Loss)	(3.3)	26.6	25.4
(+) Net Interest	27.6	20.6	22.4
(=) Fee Related Earnings	$260.7	$123.8	$26.3

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 and Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Distributable Earnings
Distributable earnings decreased $53.6 million for the year ended December 31, 2019 as compared to 2018, and decreased $137.5 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Distributable earnings, prior year	$350.4	$487.9
Increases (decreases):
Increase in fee related earnings	136.9	97.5
Decrease in realized net performance revenues	(153.6)	(238.0)
(Decrease) increase in realized principal investment income	(29.9)	1.2
(Increase) decrease in net interest	(7.0)	1.8
Total decrease	(53.6)	(137.5)
Distributable earnings, current year	$296.8	$350.4

Realized Net Performance Revenues. Realized net performance revenues decreased $153.6 million for the year ended December 31, 2019 as compared to 2018, and decreased $238.0 million for the year ended December 31, 2018 as compared to 2017. Our prior generations of carry funds have exited substantial parts of their portfolios, and our newer funds, while accruing carry, are not yet producing cash carry. Realized net performance revenues decreased in 2019 as realized proceeds from our funds declined to $5.0 billion from $8.8 billion in 2018. Specifically, the decrease in realized net performance revenues for the year ended December 31, 2019 as compared to 2018 was due to lower performance revenue realizations from our U.S., Europe and Asia buyout funds in carry in 2019 compared to 2018. Our 2019 exit pace was below the exit pace in recent years, however at this time, we expect that exit activity and net realized performance revenues will begin to rebound in 2020.

The decrease in realized net performance revenues for the year ended December 31, 2018 as compared to 2017 was primarily due to lower performance revenue realizations from our U.S buyout funds in carry in 2018 compared to 2017, partially offset by higher realizations from our Europe and Asia buyout funds in 2018 as compared to 2017.
Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2019, 2018 and 2017, respectively:

Year Ended December 31,
2019	2018	2017
CETP III	CP V	CP V
CAP III	CEP III	CGFSP I
CGFSP II	CAP III	CAP III
CETP II	CETP III	CEP III
CP V		CETP II

    Realized Principal Investment Income. Realized principal investment income decreased $29.9 million for the year ended December 31, 2019 as compared to 2018 and increased $1.2 million for the year ended December 31, 2018 as compared to 2017. The decrease in realized principal investment income for the year ended December 31, 2019 as compared to 2018 was primarily due to realized losses in 2019 in CP VI and CEP IV compared to realized gains in 2018 in CP VI, CEP III and CAP IV.

Fee Related Earnings

Fee related earnings increased $136.9 million for the year ended December 31, 2019 as compared to 2018, and increased $97.5 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in fee related earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Fee related earnings, prior year	$123.8	$26.3
Increases (decreases):
Increase in fee revenues	114.4	167.3
Decrease (increase) in cash-based compensation	1.5	(32.5)
Decrease (increase) in general, administrative and other indirect expenses	26.8	(35.3)
All other changes	(5.8)	(2.0)
Total increase	136.9	97.5
Fee related earnings, current year	$260.7	$123.8
    Fee Revenues. Total fee revenues increased $114.4 million for the year ended December 31, 2019 as compared to 2018 and increased $167.3 million for the year ended December 31, 2018 as compared to 2017, due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Higher fund management fees	$133.7	$163.1
(Lower) higher transaction fees	(14.0)	4.3
Lower portfolio advisory fees, net and other	(5.3)	(0.1)
Total increase in fee revenues	$114.4	$167.3
The increase in fund management fees for the year ended December 31, 2019 as compared to 2018 was primarily due to the activation of management fees during the second quarter of 2018 on our seventh U.S. buyout fund (“CP VII”) and our fifth Asia buyout fund (“CAP V”), as well as activation of management fees during the fourth quarter of 2018 on our fifth Europe buyout fund (“CEP V”) and during the third quarter of 2019 on our fourth Europe technology fund (“CETP IV”). These increases were partially offset by lower fee rates and a lower basis for CP VI, CAP IV, CEP IV, and CETP III as they exited the investment period.
The increase in fund management fees for the year ended December 31, 2018 as compared to 2017 was primarily due to the activation of management fees during the fourth quarter of 2018 on CEP V as well as activation of management fees during the second quarter of 2018 on CP VII and CAP V. These increases were partially offset by a lower fee rate and lower assets under management from sale of investments for CP V, as well as the step-down of effective fee rates on CP VI and CAP IV as they exit the investment period.
The weighted average management fee rate increased from 1.22% at December 31, 2018 to 1.26% at December 31, 2019. The increase in the weighted average management fee rate was driven by new fee-paying commitments with higher rates primarily in CETP IV and CEP V. Fee-earning AUM was $61.7 billion and $62.4 billion as of December 31, 2019 and 2018, respectively, reflecting a decrease of $0.7 billion.
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

The decrease in transaction fees for the year ended December 31, 2019 as compared to 2018 resulted primarily from transaction fees related to significant investments by our U.S. buyout funds and one significant investment in our Asia buyout funds in 2018, partially offset by transaction fees in one of our Japan buyout funds in 2019.

The increase in transaction fees for the year ended December 31, 2018 as compared to 2017 was primarily from significant investments by our U.S. buyout funds in 2018.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $32.5 million, or 10%, for the year ended December 31, 2018 as compared to 2017, primarily due to increased headcount and higher cash bonuses in 2018, partially offset by lower compensation costs related to fundraising activities.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $26.8 million for the year ended December 31, 2019 as compared to 2018, primarily due lower external costs associated with fundraising activities of approximately $33.3 million, partially offset by higher professional fees.
General, administrative and other indirect expenses increased $35.3 million for the year ended December 31, 2018 as compared to 2017 primarily due to higher professional fees and higher external costs associated with fundraising activities, partially offset by positive foreign currency adjustments in the year ended December 31, 2018 as compared to 2017.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$38,470	$36,222	$25,809
Fee-earning AUM based on invested capital	20,958	23,737	7,675
Fee-earning AUM based on lower of cost or fair value and other	2,232	2,399	2,100
Total Fee-earning AUM	$61,660	$62,358	$35,584
Weighted Average Management Fee Rates (2)
All Funds	1.26%	1.22%	1.31%
Funds in Investment Period	1.47%	1.46%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$62,358	$35,584	$36,327
Inflows (1)	3,470	31,485	2,086
Outflows (including realizations) (2)	(3,835)	(4,405)	(3,692)
Market Activity & Other (3)	(111)	11	5
Foreign Exchange (4)	(222)	(317)	858
Balance, End of Period	$61,660	$62,358	$35,584

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.

(2)
Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

(3)	Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $61.7 billion at December 31, 2019, a decrease of $0.7 billion, or 1%, compared to $62.4 billion at December 31, 2018. This was driven by outflows of $3.8 billion which were principally a result of dispositions in CP VI and CEP III, as well as distributions in other funds outside of their investment period. Partially offsetting this were inflows of $3.5 billion primarily related to the activation of management fees in CETP IV and new fee-paying commitments raised in CEP V. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
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
Fee-earning AUM was $35.6 billion at December 31, 2017, a decrease of $0.7 billion, or 2%, compared to $36.3 billion at December 31, 2016. This was driven by outflows of $3.7 billion which were principally a result of distributions from CP V and other buyout funds outside of their investment period. This decrease was partially offset by inflows of $2.1 billion primarily related to equity invested by CGP which charges management fees based on invested capital, as well as new fee-paying commitments raised in CGFSP III. Also offsetting the decrease were $0.9 billion of foreign exchange gains from the translation of our Euro-denominated Europe buyout and growth funds to USD for reporting purposes.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2019
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$80,759	$72,558	$50,864
Inflows (1)	7,474	16,878	20,544
Outflows (including realizations) (2)	(4,361)	(9,253)	(9,707)
Market Activity & Other (3)	2,869	1,258	9,713
Foreign Exchange (4)	(312)	(682)	1,144
Balance, End of Period	$86,429	$80,759	$72,558

(1)
Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)
Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital.

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, as well as the impact of fees, expenses and non-investment income, and other changes in AUM.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $86.4 billion at December 31, 2019, an increase of $5.6 billion, or 7%, compared to $80.8 billion at December 31, 2018. This increase was driven by $7.5 billion of inflows primarily due to fundraising in CJP IV, CGP II, and CETP IV. Also contributing to this increase was market appreciation of $2.9 billion. The carry funds driving appreciation for the period included $0.9 billion attributable to CP VI, $0.5 billion attributable to CP VII, and $0.4 billion attributable to CAP V. Partially offsetting the increase were $4.4 billion of outflows driven primarily by distributions in our U.S., Asia, and Europe buyout funds.
Total AUM was $80.8 billion at December 31, 2018, an increase of $8.2 billion, or 11%, compared to $72.6 billion at December 31, 2017. This increase was driven by $16.9 billion of inflows primarily due to fundraising in CP VII, CEP V, and CAP V. Also contributing to this increase was market appreciation and other activity of $1.3 billion due to appreciation in our carry funds partially offset by the impact of management fees and expenses. The carry funds driving appreciation for the period included $1.0 billion attributable to CP VI, $0.5 billion attributable to CEP IV, and $0.4 billion attributable to CP V. Partially offsetting the increase were $9.3 billion of outflows driven primarily by distributions in our U.S., Asia, and Europe buyout funds.
Total AUM was $72.6 billion at December 31, 2017, an increase of $21.7 billion, or 43%, compared to $50.9 billion at December 31, 2016. This increase was driven by $20.5 billion of inflows primarily due to fundraising in CP VII, CAP V, and CGFSP III. Also contributing to this increase was market appreciation and other activity of $9.7 billion. The carry funds driving appreciation for the period included $2.8 billion attributable to CP VI, $1.7 billion attributable to CP V, and $1.5 billion attributable to CAP IV. Partially offsetting this increase were $9.7 billion of outflows driven primarily by distributions in CP V, CEP III, and various other buyout funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2019, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The

Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(6)
				As of December 31, 2019								As of December 31, 2019
	Fund Vintage (1)	Original Investment Period End	Committed Capital	Cumulative Invested Capital(2)	Realized Value(3)	Remaining Fair Value(4)	MOIC(5)	Gross IRR (8)(16)	Net IRR (9)(16)	In Accrued Carry/(Clawback)(10)	LTM Realized Carry (11)	Cumulative Invested Capital(2)	Total Fair Value(12)	MOIC(5)	Gross IRR (8)(16)
Corporate Private Equity	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(7)
CP IV	2005	Dec-10	$7,850.0	$7,612.6	$17,777.3	$247.2	2.4x	16%	13%	X	X	$7,612.6	$18,024.5	2.4x	16%
CP V	2007	May-13	$13,719.7	$13,190.9	$25,750.0	$2,241.1	2.1x	18%	14%	X	X	$10,777.9	$26,500.6	2.5x	24%
CP VI	2014	May-18	$13,000.0	$12,874.2	$5,925.3	$13,311.0	1.5x	14%	10%	X		$3,080.0	$5,026.5	1.6x	18%
CEP II	2003	Sep-08	€1,805.4	€2,048.4	€4,113.3	€15.2	2.0x	36%	20%	X	X	€1,888.9	€4,120.6	2.2x	43%
CEP III	2007	Dec-12	€5,294.9	€5,155.5	€10,982.2	€531.3	2.2x	19%	14%	X	X	€4,533.6	€11,250.3	2.5x	21%
CEP IV	2014	Aug-19	€3,669.5	€3,710.4	€1,220.3	€3,697.1	1.3x	13%	8%	X		€645.9	€828.4	1.3x	11%
CAP III	2008	May-14	$2,551.6	$2,543.2	$4,416.5	$268.3	1.8x	17%	11%	X	X	$2,149.0	$4,416.7	2.1x	19%
CAP IV	2014	Nov-18	$3,880.4	$3,966.8	$1,729.8	$3,838.5	1.4x	13%	8%	X		$831.8	$1,629.2	2.0x	21%
CJP II	2006	Jul-12	¥165,600.0	¥141,866.7	¥205,301.1	¥1,800.0	1.5x	7%	3%			¥134,666.7	¥203,831.2	1.5x	7%
CGFSP I	2008	Sep-14	$1,100.2	$1,080.7	$2,434.2	$51.1	2.3x	20%	14%	X	X	$1,080.7	$2,485.3	2.3x	20%
CGFSP II	2013	Dec-17	$1,000.0	$942.7	$897.5	$747.4	1.7x	22%	15%	X	X	$406.5	$801.0	2.0x	28%
CEOF I	2011	May-17	$1,119.1	$1,173.1	$1,265.9	$527.8	1.5x	13%	9%	X		$419.9	$1,043.2	2.5x	37%
CETP III	2014	May-20	€656.6	€568.3	€664.8	€553.2	2.1x	40%	25%	X	X	€160.5	€664.8	4.1x	54%
CAGP IV	2008	Jun-14	$1,041.4	$954.1	$1,076.5	$210.5	1.3x	8%	3%			$589.8	$1,010.4	1.7x	13%
All Other Active Funds, Coinvestments and SMAs(13)	Various			$11,185.9	$11,779.8	$5,600.6	1.6x	12%	9%			$6,190.1	$11,686.7	1.9x	15%
Fully Realized Funds, Coinvestments and SMAs(14)	Various			$15,366.1	$41,031.4	$8.5	2.7x	33%	29%			$15,366.1	$41,039.9	2.7x	33%
Total Fully Invested/Committed Funds				$85,089.9	$135,041.5	$32,454.7	2.0x	26%	18%			$57,861.8	$134,477.1	2.3x	27%
Funds in the Investment Period(7)
CP VII	2018	May-24	$18,510.0	$7,881.2	$39.2	$8,185.4	1.0x	NM	NM
CEP V	2018	Oct-24	€6,416.4	€1,399.2	€8.0	€1,448.9	1.0x	NM	NM
CAP V	2018	Jun-24	$6,554.2	$1,144.8	$275.0	$1,234.2	1.3x	NM	NM
CGP	2015	Dec-20	$3,588.0	$2,799.8	$186.7	$3,025.7	1.1x	5%	4%	X
CJP III	2013	Feb-20	¥119,505.1	¥91,191.7	¥65,897.2	¥114,380.4	2.0x	25%	16%	X
CGFSP III	2018	Dec-23	$1,004.6	$375.0	$2.4	$478.7	1.3x	NM	NM
CEOF II	2015	Mar-21	$2,400.0	$2,046.2	$160.7	$2,070.7	1.1x	5%	Neg
CETP IV	2019	Jul-25	€1,350.0	€84.0	€—	€84.0	1.0x	NM	NM
All Other Funds, Coinvestments and SMAs(15)	Various			$3,669.6	$531.1	$3,908.2	1.2x	NM	NM
Total Funds in the Investment Period				$20,421.9	$1,810.9	$21,677.5	1.2x	12%	5%			$519.4	$1,401.2	2.7x	38%
TOTAL CORPORATE PRIVATE EQUITY(17)				$105,511.8	$136,852.4	$54,132.2	1.8x	26%	18%			$58,381.2	$135,878.3	2.3x	27%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.

(2)	Represents the original cost of investments since inception of the fund.

(3)	Represents all realized proceeds since inception of the fund.

(4)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(5)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(6)
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

(9)
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

(10)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(11)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(12)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(13)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CUSGF III, CVP II, MENA, CCI, CSSAF I, CSABF, and CPF.

(14)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CEP I, CAP I, CAP II, CBPF I, CJP I, CMG, CVP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.

(15)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CAGP V and CBPF II.

(16)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(17)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions and the net income or loss from Urbplan allocable to the Company (after consideration of amounts allocable to non-controlling interests) is presented within principal investment income. We disposed of our interests in Urbplan in a transaction in which a third party acquired operational control and all of the economic interests in Urbplan in 2017 (see Note 16 to our consolidated financial statements). The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$338.8	$317.9	$263.6
Portfolio advisory fees, net and other	1.7	4.5	3.0
Transaction fees, net	8.7	4.4	4.5
Total fund level fee revenues	349.2	326.8	271.1
Realized performance revenues	180.1	150.3	92.0
Realized principal investment income (loss)	76.6	13.5	(63.2)
Interest income	2.7	4.4	3.0
Total revenues	608.6	495.0	302.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	138.9	135.1	128.1
Realized performance revenues related compensation	90.5	66.6	41.6
Total compensation and benefits	229.4	201.7	169.7
General, administrative, and other indirect expenses	74.4	64.1	84.3
Depreciation and amortization expense	9.0	6.8	7.1
Interest expense	13.2	15.3	17.0
Total expenses	326.0	287.9	278.1
(=) Distributable Earnings	$282.6	$207.1	$24.8
(-) Realized Net Performance Revenues	89.6	83.7	50.4
(-) Realized Principal Investment Income (Loss)	76.6	13.5	(63.2)
(+) Net Interest	10.5	10.9	14.0
(=) Fee Related Earnings	$126.9	$120.8	$51.6

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 and Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Distributable Earnings
Distributable earnings increased $75.5 million for the year ended December 31, 2019 as compared to 2018 and increased $182.3 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in distributable earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Distributable earnings, prior year	$207.1	$24.8
Increases (decreases):
Increase in fee related earnings	6.1	69.2
Increase in realized net performance revenues	5.9	33.3
Increase in realized principal investment income	63.1	76.7
Decrease in net interest	0.4	3.1
Total increase	75.5	182.3
Distributable earnings, current year	$282.6	$207.1

Realized Net Performance Revenues. Realized net performance revenues increased $5.9 million for the year ended December 31, 2019 as compared to 2018, and increased $33.3 million for the year ended December 31, 2018 as compared to 2017. The increase in realized net performance revenues for the year ended December 31, 2019 as compared to 2018 was primarily due to higher realizations on our U.S. real estate funds, partially offset by $19 million of realized clawback on Riverstone Legacy Energy Fund IV. The increase in realized net performance revenues for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to higher realizations on our U.S. real estate funds. Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2019, 2018 and 2017, respectively:

Year Ended December 31,
2019	2018	2017
CRP VII	CRP VII	CRP VI
CRP V	CRP III	CPOCP
CPI	CRP VI
Energy IV (clawback)
CRP III
CRP VI

Realized Principal Investment Income (Loss). Realized principal investment income increased $63.1 million for the year ended December 31, 2019 as compared to 2018, and increased $76.7 million for the year ended December 31, 2018 as compared to 2017. The increase in realized principal investment income for the year ended December 31, 2019 as compared to 2018 primarily relates to the recovery of $71.5 million from the final resolution of French Tax litigation concerning a European real estate fund, which reversed a portion of an investment loss recognized in 2015 (see Note 9 of our consolidated financial statements for more information on this matter).

The increase in realized principal investment income for the year ended December 31, 2018 as compared to 2017 primarily relates to relates to the absence in 2018 of a $65.0 million realized principal investment loss in 2017 associated with the disposal of our interests in Urbplan. Additionally, we recognized higher realized principal investment income related to our investments in U.S. real estate funds in 2018.

Fee Related Earnings
Fee related earnings increased $6.1 million for the year ended December 31, 2019 as compared to 2018 and increased $69.2 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in fee related earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Fee related earnings, prior year	$120.8	$51.6
Increases (decreases):
Increase in fee revenues	22.4	55.7
Increase in cash-based compensation	(3.8)	(7.0)
(Increase) decrease in general, administrative and other indirect expenses	(10.3)	20.2
Decrease in interest expense	2.1	1.7
All other changes	(4.3)	(1.4)
Total increase	6.1	69.2
Fee related earnings, current year	$126.9	$120.8

Fee Revenues. Total fee revenues increased $22.4 million for the year ended December 31, 2019 as compared to 2018 and increased $55.7 million for the year ended December 31, 2018 as compared to 2017, due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Higher fund management fees	$20.9	$54.3
Higher (lower) transaction fees	4.3	(0.1)
(Lower) higher portfolio advisory fees, net and other	(2.8)	1.5
Total increase in fee revenues	$22.4	$55.7

The increase in fund management fees for the year ended December 31, 2019 as compared to 2018 primarily reflects the increased management fees from CGI, CIEP II, CPI and NGP XII, partially offset by lower management fees from CRP VII, CIEP I, CEREP III and CRP V. Management fees also increased as a result of $26.4 million in catch-up management fees for subsequent closes in 2019 for CGI and NGP XII.

The increase in fund management fees for the year ended December 31, 2018 as compared to 2017 primarily reflects increased management fees from our eighth U.S. real estate fund (“CRP VIII”), as well as from NGP XII. Management fees also increased as a result of $16.0 million in catch-up management fees for subsequent closes in 2018 for CGI, NGP XII and CRP VIII.

The total weighted average management fee rate increased to 1.25% at December 31, 2019 from 1.22% at December 31, 2018 primarily due to the activation of new fee-paying commitments raised in CIEP II and CGIOF with higher effective rates than the December 31, 2018 segment weighted average. The weighted average management fee rate for funds in the investment period decreased to 1.28% at December 31, 2019 from 1.32% at December 31, 2018 primarily due to the step-down of CIEP I to a lower fee rate and basis, and the aforementioned new fee-paying commitments raised in CIEP II and CGIOF with lower fee rates than the CIEP I commitments they effectively replaced.

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

The increase in transaction fees for the year ended December 31, 2019 as compared to 2018 resulted primarily from transaction fees related to significant investments in one of our international energy funds in 2019.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $3.8 million for the year ended December 31, 2019 as compared to 2018 primarily due to higher cash bonuses in 2019 versus 2018.

    Cash-based compensation and benefits expense increased $7.0 million for the year ended December 31, 2018 as compared to 2017 primarily due to an increase in headcount and higher cash bonuses in 2018 versus 2017, partially offset by lower compensation associated with fundraising activities of $4.1 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $10.3 million for the year ended December 31, 2019 as compared to 2018, primarily due to increased professional fees.
General, administrative and other indirect expenses decreased $20.2 million for the year ended December 31, 2018 as compared to 2017, primarily due to a decrease in external costs associated with fundraising activities of $6.7 million related to CRP VIII, a positive impact in foreign currency adjustments recorded in 2018 compared to 2017 and a decrease in legal costs.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$16,432	$15,052	$16,453
Fee-earning AUM based on invested capital (2)	14,054	16,090	13,901
Fee-earning AUM based on net asset value	2,308	1,479	892
Fee-earning AUM based on lower of cost or fair value and other (3)	357	356	353
Total Fee-earning AUM (4)	$33,151	$32,977	$31,599
Weighted Average Management Fee Rates (5)
All Funds	1.25%	1.22%	1.20%
Funds in Investment Period	1.28%	1.32%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2019, the Legacy Energy Funds had, in the aggregate, approximately $2.6 billion in AUM and $2.5 billion in Fee-earning AUM. NGP IX or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as, the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of December 31, 2019, the NGP Energy Funds had, in the aggregate, approximately $11.4 billion in AUM and $11.4 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds and the NGP Energy Funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$32,977	$31,599	$27,487
Inflows (1)	4,845	4,408	8,812
Outflows (including realizations) (2)	(4,756)	(2,818)	(4,925)
Market Activity & Other (3)	102	(128)	106
Foreign Exchange (4)	(17)	(84)	119
Balance, End of Period	$33,151	$32,977	$31,599

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, and gross subscriptions in open-ended vehicles with management fees based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.

(2)
Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, and gross redemptions in open-ended vehicles with management fees based on net asset value. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

(3)	Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.2 billion at December 31, 2019, an increase of $0.2 billion, or 1%, compared to $33.0 billion at December 31, 2018. The increase was driven by inflows of $4.8 billion primarily related to new fee-paying commitments raised in CIEP II and CGIOF, as well as capital invested by CPI. This was offset by outflows of $4.8 billion primarily related to distributions in our U.S. Real Estate, NGP Energy, and Legacy Energy funds, as well as a fee basis step-down in CIEP I. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2019
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$45,640	$42,888	$34,252
Inflows (1)	3,189	5,698	10,205
Outflows (including realizations) (2)	(5,543)	(4,879)	(4,950)
Market Activity & Other (3)	79	2,080	3,269
Foreign Exchange (4)	(10)	(147)	112
Balance, End of Period	$43,355	$45,640	$42,888

(1)
Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)
Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-ended funds, and the expiration of available capital.

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, the NGP Predecessor Funds and separately managed accounts, as well as the net impact of fees, expenses and non-investment income, and other changes in AUM.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(5)	Includes expiring available capital, the impact of capital calls for fees and expenses and other changes in AUM.
Total AUM was $43.4 billion at December 31, 2019, a decrease of $2.2 billion, or 5%, compared to $45.6 billion at December 31, 2018. This increase was driven by $5.5 billion of outflows primarily due to distributions in our U.S. Real Estate, NGP Energy, and Legacy Energy funds. This was partially offset by $3.2 billion of inflows primarily attributable to fundraising in CGIOF, CIEP II, CPI, and NGP XII.
Total AUM was $45.6 billion at December 31, 2018, an increase of $2.7 billion, or 6%, compared to $42.9 billion at December 31, 2017. This increase was driven by $5.7 billion of inflows primarily attributable to fundraising in CIEP II, NGP XII, CPI, CGIOF, and CER. Also driving the increase was $2.1 billion of market and other activity including appreciation of $0.7 billion attributable to CRP VII, $0.5 billion attributable to CIEP I, and $0.2 billion attributable to NGP XI. Partially offsetting the increase were $4.9 billion of outflows primarily due to distributions in our U.S. Real Estate, Legacy Energy, and NGP Energy funds.
Total AUM was $42.9 billion at December 31, 2017, an increase of $8.6 billion, or 25%, compared to $34.3 billion at December 31, 2016. This increase was driven by $10.2 billion of inflows primarily attributable to fundraising in CRP VIII, NGP XII, and CPI. Also driving the increase was $3.3 billion of market and other activity including appreciation of $1.2 billion attributable to NGP XI, $0.5 billion attributable to CRP VII, and $0.3 billion attributable to CIEP I. Partially offsetting the increase were $5.0 billion of outflows primarily due to distributions in our U.S. Real Estate, Legacy Energy, and Europe Real Estate funds.

Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2019 and excluding the NGP Predecessor Funds, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(6)
				As of December 31, 2019								As of December 31, 2019
	Fund Vintage (1)	Original Investment Period End	Committed Capital	Cumulative Invested Capital(2)	Realized Value(3)	Remaining Fair Value(4)	MOIC(5)	Gross IRR (8)(16)	Net IRR (9)(16)	In Accrued Carry/(Clawback)(10)	LTM Realized Carry (11)	Cumulative Invested Capital(2)	Total Fair Value(12)	MOIC(5)	Gross IRR (8)(16)
Real Assets	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(7)
CRP III	2000	May-05	$564.1	$522.5	$1,585.3	$283.8	3.6x	44%	30%	X	X	$522.5	$1,869.1	3.6x	44%
CRP IV	2004	Dec-09	$950.0	$1,260.5	$1,708.0	$287.2	1.6x	7%	4%			$1,203.5	$1,972.4	1.6x	7%
CRP V	2006	Nov-11	$3,000.0	$3,370.8	$5,055.6	$829.2	1.7x	12%	9%	X	X	$3,248.7	$5,766.7	1.8x	13%
CRP VI	2010	Mar-16	$2,340.0	$2,155.2	$3,587.9	$359.0	1.8x	27%	19%	X	X	$1,705.4	$3,452.7	2.0x	32%
CRP VII	2014	Mar-19	$4,161.6	$3,704.7	$3,402.6	$2,453.6	1.6x	21%	13%	X	X	$1,835.9	$3,311.3	1.8x	26%
CEREP III	2007	May-11	€2,229.5	€2,052.6	€2,362.2	€116.5	1.2x	4%	1%			€1,911.5	€2,384.5	1.2x	5%
CIEP I	2013	Sep-19	$2,500.0	$2,288.5	$860.6	$2,624.5	1.5x	24%	13%	X		$665.4	$1,480.1	2.2x	27%
NGP X	2012	May-17	$3,586.0	$3,302.7	$2,953.7	$788.2	1.1x	4%	1%			$2,018.0	$2,904.6	1.4x	15%
NGP XI	2014	Oct-19	$5,325.0	$4,695.3	$1,570.4	$4,345.4	1.3x	10%	7%			$1,353.8	$1,538.8	1.1x	34%
Energy III	2005	Oct-11	$3,800.0	$3,569.7	$5,248.6	$231.8	1.5x	9%	6%			$3,152.1	$5,044.9	1.6x	11%
Energy IV	2007	Dec-13	$5,979.1	$6,373.2	$6,778.2	$1,009.8	1.2x	6%	2%		(X)	$5,606.4	$7,014.0	1.3x	8%
Renew II	2008	May-14	$3,417.5	$2,833.5	$2,930.9	$1,174.0	1.4x	7%	4%	(X)		$2,376.5	$3,008.2	1.3x	5%
All Other Active Funds, Coinvestments and SMAs(13)	Various			$5,385.5	$6,556.2	$2,618.0	1.7x	9%	8%			$3,567.4	$6,715.2	1.8x	11%
Fully Realized Funds, Coinvestments and SMAs(14)	Various			$7,816.9	$10,641.1	$13.1	1.4x	18%	9%			$7,816.9	$10,654.2	1.4x	19%
Total Fully Invested/Committed Funds				$49,583.6	$55,531.3	$17,148.5	1.5x	12%	7%			$37,218.8	$57,409.6	1.5x	14%
Funds in the Investment Period(7)
CRP VIII	2017	May-22	$5,505.1	$2,022.3	$90.8	$2,186.9	1.1x	NM	NM
NGP XII	2017	Jul-22	$4,277.6	$1,777.7	$0.1	$1,894.7	1.1x	NM	NM
CIEP II	2019	Apr-25	$1,754.5	$399.8	$—	$407.3	1.0x	NM	NM
CPP II	2014	Apr-21	$1,526.7	$1,098.2	$292.1	$1,121.9	1.3x	13%	7%
CPI	2016	n/a	$2,540.3	$2,326.0	$408.2	$2,339.8	1.2x	14%	11%	X	X
CGIOF	2018	Sep-23	$2,201.4	$153.4	$28.8	$143.8	1.1x	NM	NM
All Other Funds, Coinvestments and SMAs(15)	Various			$1,792.8	$62.2	$1,916.7	1.1x	NM	NM
Total Funds in the Investment Period				$9,570.3	$882.2	$10,011.1	1.1x	12%	5%			$142.4	$252.4	1.8x	NM
TOTAL REAL ASSETS(17)				$59,153.9	$56,413.4	$27,159.5	1.4x	12%	7%			$37,361.3	$57,662.0	1.5x	14%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.

(2)	Represents the original cost of investments since inception of the fund.

(3)	Represents all realized proceeds since inception of the fund.

(4)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(5)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(6)
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

(9)
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

(10)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(11)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(12)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(13)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: NGP GAP and CPOCP.

(14)	Aggregate includes the following funds: CRP I, CRP II, CRCP I, CAREP I, CAREP II, CEREP I, CEREP II, Energy I, Energy II, Renew I, and CIP.

(15)	Aggregate includes CCR, CRSEF, and CER. Return is not considered meaningful, as the investment period commenced in October 2016 for CCR, December 2019 for CRSEF, and December 2017 for CER.

(16)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(17)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Credit
We continue to invest in growing our Global Credit business, and in the near to midterm this segment will incur additional expenses to build a more diversified business and raise additional capital.
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$307.2	$243.0	$191.5
Portfolio advisory fees, net and other	4.7	5.1	7.5
Transaction fees, net	9.9	1.0	—
Total fund level fee revenues	321.8	249.1	199.0
Realized performance revenues	1.8	9.8	75.4
Realized principal investment income	12.0	7.9	11.9
Interest income	14.2	15.3	7.1
Total revenues	349.8	282.1	293.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	185.2	140.4	104.5
Realized performance revenues related compensation	0.4	4.5	35.0
Total compensation and benefits	185.6	144.9	139.5
General, administrative, and other indirect expenses	78.9	30.5	7.4
Depreciation and amortization expense	9.9	6.3	5.1
Interest expense	27.0	22.9	14.5
Total expenses	301.4	204.6	166.5
(=) Distributable Earnings	$48.4	$77.5	$126.9
(-) Realized Net Performance Revenues	1.4	5.3	40.4
(-) Realized Principal Investment Income	12.0	7.9	11.9
(+) Net Interest	12.8	7.6	7.4
(=) Fee Related Earnings	$47.8	$71.9	$82.0

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 and Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Distributable Earnings
Distributable earnings decreased $29.1 million for the year ended December 31, 2019 as compared to 2018, and decreased $49.4 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Distributable earnings, prior year	$77.5	$126.9
Increases (decreases):
Decrease in fee related earnings	(24.1)	(10.1)
Decrease in realized net performance revenues	(3.9)	(35.1)
Increase (decrease) in realized principal investment income	4.1	(4.0)
Increase in net interest	(5.2)	(0.2)
Total decrease	(29.1)	(49.4)
Distributable earnings, current year	$48.4	$77.5

Realized Net Performance Revenues. Realized net performance revenues decreased $3.9 million for the year ended December 31, 2019 as compared to 2018 and decreased $35.1 million for the year ended December 31, 2018 as compared to 2017. The majority of realized net performance revenues was generated by our distressed debt carry funds and our business development companies in 2018 and 2017.

Realized Principal Investment Income. Realized principal investment income increased $4.1 million for the year ended December 31, 2019 as compared to 2018 and decreased $4.0 million for the year ended December 31, 2018 as compared to 2017. The increase in realized principal investment income for the year ended December 31, 2019 as compared to 2018 was primarily due to higher dividends from our Interval Fund in 2019. The decrease in realized principal investment income for the year ended December 31, 2018 as compared to 2017 was primarily due to realized losses on investments in one of our energy mezzanine funds.

Fee Related Earnings
Fee related earnings decreased $24.1 million for the year ended December 31, 2019 as compared to 2018, and decreased $10.1 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in fee related earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Fee related earnings, prior year	$71.9	$82.0
Increases (Decreases):
Increase in fee revenues	72.7	50.1
Increase in cash-based compensation	(44.8)	(35.9)
Increase in general, administrative and other indirect expenses	(48.4)	(23.1)
All other changes	(3.6)	(1.2)
Total decrease	(24.1)	(10.1)
Fee related earnings, current year	$47.8	$71.9

Fee Revenues. Total fee revenues increased $72.7 million for the year ended December 31, 2019 as compared to 2018 and increased $50.1 million for the year ended December 31, 2018 as compared to 2017, due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Higher fund management fees	$64.2	$51.5
Higher transaction fees	8.9	1.0
Lower portfolio advisory fees, net and other	(0.4)	(2.4)
Total increase in fee revenues	$72.7	$50.1
The increase in fund management fees for the year ended December 31, 2019 as compared to 2018 was primarily driven by management fees from Carlyle Aviation Partners, which was acquired in December 2018, management fees from CLOs that originated in 2018 and 2019, as well as increased management fees from our direct lending platform.
The increase in fund management fees for the year ended December 31, 2018 as compared to 2017 was primarily due to an increase in fund management fees from CLOs that originated in 2017 and 2018 as well as increased management fees from our direct lending platform.
The weighted average management fee rate on our carry funds decreased from 1.23% at December 31, 2018 to 1.20% at December 31, 2019 primarily due to the step-down of the fee rate and basis in CEMOF II.
The weighted average management fee rate on our carry funds decreased from 1.35% at December 31, 2017 to 1.23% at December 31, 2018 primarily due to new funds raised or acquired with lower effective fee rates.

The increase in transaction fees for for the year ended December 31, 2019 as compared to 2018 resulted primarily from underwriting fees related to CCS in 2019.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $44.8 million for the year ended December 31, 2019 as compared to 2018 primarily due to the Carlyle Aviation Partners acquisition, as well as increased headcount and higher cash bonuses.

Cash-based compensation and benefits expense increased $35.9 million for the year ended December 31, 2018 as compared to 2017 primarily due to increased headcount and higher cash bonuses.

We expect that as we add new talent to our growing Global Credit business, our cash-based compensation and benefits expense will increase. However, as this strategy raises incremental capital, we expect positive impact from additional fee revenue to more than offset our increased compensation levels.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $48.4 million for the year ended December 31, 2019 as compared to 2018 and increased $23.1 million for the year ended December 31, 2018 as compared to 2017, primarily due to the following:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Decrease in insurance recoveries related to litigation	$—	$35.3
Decrease in legal costs related to commodities(1)	—	(144.2)
Decrease in insurance recovery related to commodities(2)	31.5	145.5
Decrease in external costs associated with fundraising activities	(1.7)	(5.7)
All other changes (3)	18.6	(7.8)
Total increase	$48.4	$23.1
(1) For the year ended December 31, 2018 compared to the year ended December 31, 2017, this reflects the $144.2 million of commodities charges in 2017.
(2) For the year ended December 31, 2018 compared to the year ended December 31, 2017, this reflects $31.5 million of insurance proceeds as compared to $177.0 million of insurance proceeds in 2017.

(3) For the year ended December 31, 2019 compared to the year ended December 31, 2018, this reflects increases due to the Carlyle Aviation Partners.
Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,727	$7,403	$5,026
Fee-earning AUM based on invested capital	4,509	1,885	1,457
Fee-earning AUM based on collateral balances, at par	24,887	22,921	18,625
Fee-earning AUM based on net asset value	1,561	867	42
Fee-earning AUM based on other (2)	2,178	2,076	2,112
Total Fee-earning AUM	$37,862	$35,152	$27,262
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.20%	1.23%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,152	$27,262	$24,126
Inflows (1)	4,437	9,179	5,547
Outflows (including realizations) (2)	(2,663)	(1,228)	(3,556)
Market Activity & Other (3)	1,067	253	363
Foreign Exchange (4)	(131)	(314)	782
Balance, End of Period	$37,862	$35,152	$27,262

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. This also includes $4.1 billion of fee-earning Carlyle Aviation Partners (formerly Apollo Aviation Group) assets which were acquired in a transaction that closed in December 2018.

(2)
Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

(3)
Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in funds or vehicles based on the lower of cost or fair value or net asset value, as well as activity of funds with fees based on gross asset value.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $37.9 billion at December 31, 2019, an increase of $2.7 billion, or 8%, compared to $35.2 billion at December 31, 2018. Driving the increase were inflows of $4.4 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLO’s and follow-on closes in CCOF, as well as $1.1 billion of market and other activity primarily related to increases in gross asset value in our BDC’s and securitization vehicles. Partially offsetting the increase were $2.7 billion of outflows primarily related to a fee basis step-down in CEMOF II and runoff of our CLO collateral balances. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $35.2 billion at December 31, 2018, an increase of $7.9 billion, or 29%, compared to $27.3 billion at December 31, 2017. Driving the increase were inflows of $9.2 billion primarily attributable to the acquisition of Carlyle Aviation Partners and new fee-paying capital raised in our U.S. and Europe CLO's. Partially offsetting the increase were $1.2 billion of outflows primarily related to runoff of our CLO collateral balances as well as distributions from carry funds outside the investment period.
Fee-earning AUM was $27.3 billion at December 31, 2017, an increase of $3.2 billion, or 13%, compared to $24.1 billion at December 31, 2016. Driving the increase were inflows of $5.5 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLO’s and new fee-paying commitments raised in CSP IV. Also driving the increase was foreign exchange activity of $0.8 billion related the translation of our Euro-denominated CLO Fee-earning AUM to USD for reporting purposes. Partially offsetting the increase were $3.6 billion of outflows primarily related to runoff of our CLO collateral balances as well as distributions from carry funds outside the investment period.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2019
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$44,417	$33,324	$29,399
Inflows (1)	6,338	12,062	6,618
Outflows (including realizations) (2)	(2,396)	(1,148)	(4,040)
Market Activity & Other (3)	1,190	511	516
Foreign Exchange (4)	(137)	(332)	831
Balance, End of Period	$49,412	$44,417	$33,324

(1)
Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. New CLO warehouse assets are recognized as an inflow to AUM, while corresponding fundraising will not be recognized until CLO issuance. Inflows also includes $5.8 billion of Carlyle Aviation Partners (formerly Apollo Aviation Group) assets which were acquired in a transaction that closed in December 2018.

(2)
Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-ended funds, runoff of CLO collateral balances, and the expiration of available capital.

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles, and separately managed accounts, as well as the impact of fees, expenses and non-investment income, change in gross asset value for our business development companies and other changes in AUM.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $49.4 billion at December 31, 2019, an increase of $5.0 billion, or 11%, compared to $44.4 billion at December 31, 2018. This was driven by $6.3 billion of inflows primarily due to new U.S. and Europe CLO issuances, as well as additional closes in CCOF. Also driving the increase was market and other activity of $1.2 billion, the majority of which was attributable to increases in the gross asset value of our BDC’s and securitization vehicles. Partially offsetting the increase were outflows of $2.4 billion primarily related to distributions in our Energy Credit and Aviation funds, as well as CLO run-off.
Total AUM was $44.4 billion at December 31, 2018, an increase of $11.1 billion, or 33%, compared to $33.3 billion at December 31, 2017. This was driven by $12.1 billion of inflows primarily due to the acquisition of Carlyle Aviation Partners, as well as new U.S. and Europe CLO issuances and additional closes in our second BDC. Partially offsetting the increase were outflows of $1.1 billion primarily related to CLO run-off and distributions in our Global Credit carry funds.
Total AUM was $33.3 billion at December 31, 2017, an increase of $3.9 billion, or 13%, compared to $29.4 billion at December 31, 2016. This was driven by $6.6 billion of inflows primarily due to new U.S. and Europe CLO issuances, as well as fundraising in CSC and CCOF. Also contributing to the increase were foreign exchange gains of $0.8 billion attributable to our Euro-denominated CLO’s. Partially offsetting the increase were outflows of $4.0 billion primarily related to CLO run-off and distributions in our Global Credit carry funds.
Fund Performance Metrics
Fund performance information for certain of our Global Credit Funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds including those presented in this report should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following table reflects the performance of certain funds in our Global Credit business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2019
Global Credit (Carry Funds Only)	Fund Vintage (1)	Original Investment Period End	Committed Capital	Cumulative Invested Capital (2)	Realized Value (3)	Remaining Fair Value (4)	MOIC (5)	Gross IRR (6) (12)	Net IRR (7) (12)	In Accrued Carry/(Clawback) (13)	LTM Realized Carry/(Clawback) (14)
Active Fully Invested/Committed Funds (8)
CSP II	2007	Jun-11	$1,352.3	$1,352.3	$2,430.8	$79.4	1.9x	17%	12%	X
CSP III	2011	Aug-15	$702.8	$702.8	$845.6	$274.9	1.6x	25%	15%	X
CEMOF I	2011	Dec-15	$1,382.5	$1,603.4	$860.0	$282.9	0.7x	Neg	Neg
CEMOF II	2015	Feb-20	$2,819.2	$1,636.2	$537.0	$1,209.1	1.1x	5%	Neg
All Other Active Funds, Coinvestments and SMAs (9)	Various			$1,993.2	$1,925.0	$637.5	1.3x	10%	5%
Fully Realized Funds, Coinvestments and SMAs (10)	Various			$1,312.1	$1,804.7	$—	1.4x	12%	7%
Total Fully Invested/Committed Funds				$8,599.8	$8,403.2	$2,484.0	1.3x	10%	4%
Funds in the Investment Period (8)
CSP IV	2016	Dec-20	$2,500.0	$1,335.9	$506.0	$1,038.6	1.2x	NM	NM
CCOF	2017	Jun-22	$2,373.4	$1,336.8	$166.5	$1,295.4	1.1x	NM	NM	X
All Other Funds, Coinvestments and SMAs (11)	Various			$1,423.6	$448.2	$1,182.2	1.1x	NM	NM
Total Funds in the Investment Period				$4,096.3	$1,120.7	$3,516.2	1.1x	NM	NM
TOTAL Global Credit				$12,696.1	$9,523.9	$6,000.2	1.2x	11%	5%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Credit segment our first carry fund was formed in 2004.

(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(3)	Represents all realized proceeds since inception of the fund.

(4)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(5)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

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

(9)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF II, SASOF III, and CASCOF.

(10)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, and CMP II.

(11)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF IV and CSC.

(12)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(13)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(14)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$157.1	$166.8	$154.9
Portfolio advisory fees, net and other	—	0.4	0.4
Total fund level fee revenues	157.1	167.2	155.3
Realized performance revenues	70.7	106.4	86.4
Realized principal investment income	1.7	0.1	0.1
Interest income	1.5	1.4	1.1
Total revenues	231.0	275.1	242.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	96.3	92.0	84.7
Realized performance revenues related compensation	64.6	96.3	83.2
Total compensation and benefits	160.9	188.3	167.9
General, administrative, and other indirect expenses	37.2	36.6	34.9
Depreciation and amortization expense	6.2	4.7	3.6
Interest expense	7.9	6.6	6.1
Total expenses	212.2	236.2	212.5
(=) Distributable Earnings	$18.8	$38.9	$30.4
(-) Realized Net Performance Revenues	6.1	10.1	3.2
(-) Realized Principal Investment Income	1.7	0.1	0.1
(+) Net Interest	6.4	5.2	5.0
(=) Fee Related Earnings	$17.4	$33.9	$32.1

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 and Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Distributable Earnings
Distributable earnings decreased $20.1 million for the year ended December 31, 2019 as compared to 2018, and increased $8.5 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in distributable earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Distributable earnings, prior year	$38.9	$30.4
Increases (decreases):
(Decrease) increase in fee related earnings	(16.5)	1.8
(Decrease) increase in realized net performance revenues	(4.0)	6.9
Increase in realized principal investment income	1.6	—
Increase in net interest	(1.2)	(0.2)
Total (decrease) increase	(20.1)	8.5
Distributable earnings, current year	$18.8	$38.9
Realized Net Performance Revenues. Realized net performance revenues decreased $4.0 million for the year ended December 31, 2019 as compared to 2018, and increased $6.9 million for the year ended December 31, 2018 as compared to 2017. Substantially all of the realized net performance revenues were generated from the AlpInvest carry fund vehicles for the years ended December 31, 2019, 2018 and 2017. Performance revenues from our Investment Solutions segment pay a higher ratio of performance revenues as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
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
Fee Related Earnings
Fee related earnings decreased $16.5 million for the year ended December 31, 2019 as compared to 2018, and increased $1.8 million for the year ended December 31, 2018 as compared to 2017. The following table provides the components of the change in fee related earnings for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Fee related earnings, prior year	$33.9	$32.1
Increases (decreases):
(Decrease) increase in fee revenues	(10.1)	11.9
Increase in cash-based compensation	(4.3)	(7.3)
Increase in general, administrative and other indirect expenses	(0.6)	(1.7)
All other changes	(1.5)	(1.1)
Total (decrease) increase	(16.5)	1.8
Fee related earnings, current year	$17.4	$33.9

Fee Revenues. Total fee revenues decreased $10.1 million for the year ended December 31, 2019 as compared to 2018, primarily due to decreased management fees from our private equity fund vehicles and lower catch-up management fees on our real estate fund-of-fund vehicles. In addition, realizations have outpaced new fundraising, leading to lower Fee-earning AUM.

Total fee revenues increased $11.9 million for the year ended December 31, 2018 as compared to 2017, primarily due to ongoing fundraising efforts and increased commitments from our private equity fund vehicles, as well as $4.6 million of catch-up management fees in 2018 from our real estate fund-of-fund vehicles.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.3 million for the year ended December 31, 2019 as compared to 2018, primarily due to an increase in headcount and 2019 cash bonuses.
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

Fee-earning AUM as of and for each of the Three Years Ended December 31, 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,430	$11,355	$11,330
Fee-earning AUM based on invested capital (2)	2,118	1,657	1,230
Fee-earning AUM based on net asset value	662	942	842
Fee-earning AUM based on lower of cost or fair market value	13,174	15,111	16,748
Total Fee-earning AUM	$28,384	$29,065	$30,150

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,065	$30,150	$27,054
Inflows (1)	3,708	5,092	6,234
Outflows (including realizations) (2)	(4,039)	(5,035)	(5,776)
Market Activity & Other (3)	57	(74)	(231)
Foreign Exchange (4)	(407)	(1,068)	2,869
Balance, End of Period	$28,384	$29,065	$30,150

(1)
Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.

(2)
Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

(3)	Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.4 billion at December 31, 2019, a decrease of $0.7 billion, or 2%, compared to $29.1 billion at December 31, 2018. This decrease was driven by outflows of $4.0 billion primarily attributable to distributions in our AlpInvest funds as well as $0.4 billion of foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting this decrease were inflows of $3.7 billion primarily attributable to fundraising in our AlpInvest funds as well as capital deployed in our AlpInvest funds which charge fees based on invested capital. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $29.1 billion at December 31, 2018, a decrease of $1.1 billion, or 4%, compared to $30.2 billion at December 31, 2017. This decrease was driven by outflows of $5.0 billion primarily attributable to distributions in our AlpInvest funds as well as $1.1 billion of foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting this decrease were inflows of $5.1 billion primarily attributable to fundraising in our AlpInvest and MRE funds.
Fee-earning AUM was $30.2 billion at December 31, 2017, an increase of $3.1 billion, or 11%, compared to $27.1 billion at December 31, 2016. This increase was driven by inflows of $6.2 billion primarily related to the activation of fee-paying mandates in our AlpInvest funds and $2.9 billion of foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting this increase were outflows of $5.8 billion primarily attributable to distributions in our AlpInvest funds.
Total AUM as of and for each of the Three Years Ended December 31, 2019
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,654	$46,291	$43,092
Inflows (1)	2,969	4,063	5,486
Outflows (including realizations) (2)	(7,887)	(9,480)	(10,143)
Market Activity & Other (3)	5,008	6,488	3,445
Foreign Exchange (4)	(498)	(1,708)	4,411
Balance, End of Period	$45,246	$45,654	$46,291

(1)
Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.

(2)	Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital.

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Investment Solutions carry funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2018) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2019.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $45.2 billion as of December 31, 2019, a decrease of $0.5 billion, or 1%, compared to $45.7 billion as of December 31, 2018. Driving this decrease were $7.9 billion of outflows primarily due to distributions in our AlpInvest funds and $0.5 billion of foreign exchange losses related to the translation of our AlpInvest AUM from EUR to USD. Offsetting the decrease were $3.0 billion of inflows from new commitments raised in our AlpInvest and MRE funds, and $5.0 billion of market and other activity. Market appreciation was driven by 15% appreciation in our AlpInvest funds and 3% appreciation in our MRE funds.
Total AUM was $45.7 billion as of December 31, 2018, a decrease of $0.6 billion, or 1%, compared to $46.3 billion as of December 31, 2017. Driving this decrease were $9.5 billion of outflows primarily due to distributions in our AlpInvest funds and $1.7 billion of foreign exchange losses related to the translation of our AlpInvest AUM from EUR to USD. Offsetting the decrease were $4.1 billion of inflows from new commitments raised in our AlpInvest and MRE funds, and $6.5 billion of market and other activity. Market appreciation was driven by 19% appreciation in our AlpInvest funds and 8% appreciation in our MRE funds.
Total AUM was $46.3 billion as of December 31, 2017, an increase of $3.2 billion, or 7%, compared to $43.1 billion as of December 31, 2016. This increase was driven by $5.5 billion of inflows from new commitments raised primarily in our AlpInvest funds, $4.4 billion of foreign exchange gains related to the translation of our AlpInvest AUM from EUR to USD, and $3.4 billion of market and other activity. Market appreciation was driven by 10% appreciation in our AlpInvest funds and 12% appreciation in our MRE funds. Offsetting this increase were $10.1 billion of outflows primarily due to distributions in our AlpInvest funds.
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2019, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of December 31, 2019
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value	Total Fair Value (4)	MOIC (5)	Gross IRR (7) (9)	Net IRR (8) (9)
			(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (6)
Main Fund I - Fund Investments	2000	€5,174.6	€4,347.8	€7,073.5	€84.3	€7,157.8	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,935.6	€7,542.6	€369.6	€7,912.2	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,198.4	€18,951.1	€2,948.3	€21,899.4	1.7x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,461.8	€6,386.8	€3,594.0	€9,980.8	1.8x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€5,189.4	€2,822.9	€5,238.8	€8,061.7	1.6x	16%	15%
Main Fund VI - Fund Investments	2015	€1,106.4	€871.0	€231.9	€918.7	€1,150.6	1.3x	17%	16%
Main Fund II - Secondary Investments	2003	€998.4	€1,029.9	€1,865.9	€16.4	€1,882.3	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,415.0	€3,634.2	€71.1	€3,705.3	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,979.5	€3,152.4	€221.8	€3,374.2	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,177.7	€4,919.5	€1,894.7	€6,814.2	1.6x	20%	18%
Main Fund III - Co-Investments	2006	€2,760.0	€2,858.3	€3,634.6	€564.1	€4,198.7	1.5x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,379.6	€3,171.1	€508.1	€3,679.1	2.7x	23%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,051.1	€1,736.0	€1,080.5	€2,816.5	2.7x	30%	28%
Main Fund VI - Co-Investments	2014	€1,114.6	€955.8	€1,045.9	€1,122.1	€2,168.1	2.3x	29%	27%
Main Fund II - Mezzanine Investments	2004	€700.0	€774.1	€1,060.6	€12.1	€1,072.7	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,025.9	€2,545.0	€192.8	€2,737.7	1.4x	10%	9%
All Other Active Funds (10)	Various		€2,420.1	€1,391.6	€1,524.1	€2,915.7	1.2x	5%	4%
Fully Realized Funds	Various		€2,169.9	€4,899.7	€1.2	€4,900.9	2.3x	35%	32%
Total Fully Committed Funds			€57,241.2	€76,065.4	€20,362.7	€96,428.1	1.7x	13%	12%
Funds in the Commitment Period (6)
Main Fund VI - Secondary Investments	2017	€5,209.4	€3,469.9	€505.8	€3,624.4	€4,130.2	1.2x	17%	13%
Main Fund VII - Co-investments	2017	€2,529.0	€1,495.4	€54.2	€1,607.5	€1,661.6	1.1x	9%	6%
All Other Funds (10)	Various		€1,566.2	€203.5	€1,492.2	€1,695.6	1.1x	9%	7%
Total Funds in the Commitment Period			€6,531.5	€763.4	€6,724.0	€7,487.4	1.1x	13%	10%
TOTAL ALPINVEST			€63,772.6	€76,828.8	€27,086.8	€103,915.6	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$71,606.3	$86,266.4	$30,414.1	$116,680.4	1.6x

Metropolitan Real Estate
Active Fully Committed Funds	Various	$2,720.0	$2,538.7	$2,701.5	$665.6	$3,367.1	1.3x	7%	5%
Fully Realized Funds	Various	$611.2	$588.7	$710.4	$0.5	$710.9	1.2x	4%	2%
Total Fully Committed Funds (6)		$3,331.2	$3,127.5	$3,411.9	$666.1	$4,078.1	1.3x	6%	4%
MRE Secondaries Fund II	2017	$1,162.5	$298.9	$60.1	$270.5	$330.6	1.1x	NM	NM
All Other Funds in the Commitment Period	Various	$500.5	$110.4	$7.7	$102.1	$109.7	1.0x	NM	NM
Total Funds in the Commitment Period (6)		$1,663.0	$409.4	$67.7	$372.6	$440.3	1.1x	9%	Neg
TOTAL METROPOLITAN REAL ESTATE		$4,994.2	$3,536.8	$3,479.7	$1,038.7	$4,518.4	1.3x	6%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are

a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and (c) LP co-investment vehicles by AlpInvest. As of December 31, 2019, these excluded investments represent $0.4 billion of AUM at AlpInvest.

(2)	Represents the original cost of investments since inception of the fund.

(3)	To exclude the impact of FX, all AlpInvest foreign currency cash flows have been converted to Euro at the reporting period spot rate.

(4)
Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest. To exclude the impact of FX, all AlpInvest foreign currency cash flows have been converted to Euro at the reporting period spot rate.

(5)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(6)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.

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

(10)
Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $775.0 million of available capacity as of December 31, 2019. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior revolving credit facility, we may seek to issue and sell shares of our common stock in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity. In September 2019, we issued $425.0 million of 3.500% senior notes due September 19, 2029 and used the net proceeds from that issuance to redeem the Preferred Units outstanding.
Cash and cash equivalents. Cash and cash equivalents were approximately $793.4 million at December 31, 2019. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments as of December 31, 2019.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents is approximately $691 million as of December 31, 2019. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. In connection with this amendment and restatement, the capacity under the revolving credit facility was increased to $775.0 million, the term was extended to February 11, 2024, and the $25.0 million term loan was repaid. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (3.01% at December 31, 2019).
The senior revolving credit facility is unsecured. Under the amended and restated facility, we are required to maintain management fee earning assets (as defined in the amended and restated senior revolving credit facility) of at least $75.0 billion and a total leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the senior revolving credit facility. The senior revolving credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year team, and a $125.0 million line of credit with a three-year term. The revolving line of credit was extended by one year in December 2019. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of December 31, 2019, there was $35.8 million outstanding under this facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Company’s outstanding CLO term loans were $324.9 million and $309.9 million at December 31, 2019 and 2018, respectively. The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2019, $306.9 million of these loans are secured by investments attributable to Carlyle Holdings. See Note 7 of our financial statements for more information on our CLO term loans.
Senior Notes. Certain indirect finance subsidiaries of the Company have issued senior notes, on which interest is payable semi-annually, as discussed below. The senior notes are unsecured and unsubordinated obligations of the respective subsidiary and are fully and unconditionally guaranteed, jointly and severally, by the Company and each of the Carlyle Holdings partnerships. The indentures governing each of the senior notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
3.500% Senior Notes. In September 2019, Carlyle Finance Subsidiary L.L.C. issued $425.0 million of 3.500% senior notes due September 19, 2029 at 99.841% of par.

5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of December 31, 2019, $250.0 million of these notes remain outstanding.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C. issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. In March 2014, an additional $200.0 million of these notes were issued at 104.315% of par and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these notes.
Promissory Notes. On January 1, 2016, the Company issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Company and BNRI as part of the Company’s strategic investment in NGP. Interest on the promissory note accrued at the three month LIBOR plus 2.50%. The promissory note was scheduled to mature on January 1, 2022. In December 2016, the Company repurchased $11.2 million of the promissory note. In September 2018, the Company prepaid the $108.8 million remaining balance outstanding under the promissory note, plus $1.2 million of accrued but unpaid interest.
Additionally, in June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (discussed in Note 9 to the consolidated financial statements), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date.
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
Preferred Units. In September 2017, we issued 16 million of our Preferred Units for net proceeds of approximately $387.5 million. In October 2019, we completed the redemption of our Preferred Units for $25.339757 per unit, which is equal to $25.25 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date.
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

Our accrued performance allocations by segment as of December 31, 2019, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,107.5	$(5.0)	$2,102.5
Real Assets	764.4	(17.2)	747.2
Global Credit	136.9	—	136.9
Investment Solutions	846.8	—	846.8
Total	$3,855.6	$(22.2)	$3,833.4
Plus: Accrued performance allocations from NGP Carry Funds			—
Less: Accrued performance allocation-related compensation			(2,038.2)
Plus: Receivable for giveback obligations from current and former employees			1.4
Less: Deferred taxes on accrued performance allocations			(66.2)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(4.3)
Net accrued performance revenues before timing differences			1,726.1
Less/Plus: Timing differences between the period when accrued performance revenues are realized and the period they are collected/distributed			(6.0)
Net accrued performance revenues attributable to Carlyle Holdings			$1,720.1
The net accrued performance revenues attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2019, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2017	FY 2018	FY 2019
Overall Carry Fund Appreciation/(Depreciation)	20%	9%	9%
Corporate Private Equity	32%	5%	8%	$1,138.8
Real Assets(2)	19%	5%	3%	404.8
Real Estate	17%	8%	16%	310.2
Natural Resources	30%	6%	(5)%	94.6
Global Credit Carry Funds	11%	5%	1%	75.1
Investment Solutions Carry Funds	10%	19%	15%	101.4
Net Accrued Performance Revenues				$1,720.1
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
(2) Includes $2.7 million of net accrued clawback from our Legacy Energy funds.
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

Investments as of December 31, 2019 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Investment in Fortitude Re (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,364.3	$383.6	$1,200.9	$2,948.8
Less: Amounts attributable to non-controlling interests in consolidated entities	(303.1)	—	—	(303.1)
Plus: Investments in Consolidated Funds, eliminated in consolidation	178.3	—	—	178.3
Less: Strategic equity method investments in NGP Management	—	(383.6)	—	(383.6)
Less: Mark-to-market gains associated with strategic equity method investment in Fortitude Re	—	—	(628.2)	(628.2)
Total investments attributable to Carlyle Holdings, exclusive of NGP Management	$1,239.5	$—	$572.7	$1,812.2
(1) See Note 5 to our consolidated financial statements.
Our investments as of December 31, 2019 can be further attributed as follows:

Adjusted investment in Fortitude Re	$572.7
Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	398.7
Real Assets funds(1)	200.4
Global Credit funds	98.0
Investment Solutions funds	39.7
Total investments in Carlyle Funds, excluding CLOs	736.8
Investments in CLOs	455.7
Other investments	47.0
Total investments attributable to Carlyle Holdings	1,812.2
CLO loans and other borrowings attributable to Carlyle Holdings (2)	(342.7)
Total investments attributable to Carlyle Holdings, net of CLO loans	$1,469.5

(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Of the $324.9 million in total CLO term loans outstanding as of December 31, 2019 and as disclosed in Note 7 to the consolidated financial statements, $306.9 million are collateralized by investments attributable to Carlyle Holdings. Also includes $35.8 million of borrowings under a credit facility to fund Carlyle Capital Solutions investments.
Our adjusted strategic equity method investment in Fortitude Re of $572.7 million includes $152.6 million of adjusted net income for the period from closing through December 31, 2019, and excludes $628.2 million of unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. We believe it is meaningful to reflect our investment in Fortitude Re excluding the effects of these fair value changes as these fluctuations are not considered by Fortitude Re in assessing its performance, which is consistent with industry practice when evaluating performance. During the years ended December 31, 2019 and 2018, our investment in Fortitude Re generated $140.9 million and $11.7 million of principal investment income, respectively, excluding the unrealized market to market gains on embedded derivatives.

Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay dividends to our common stockholders.
In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund costs of litigation and contingencies, including related legal costs;

•	fund the capital investments of Carlyle in our funds;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes, including corporate income taxes following the Conversion;

•	pay dividends to our common stockholders in accordance with our dividend policy,

•	make installment payments under the deferred obligation to former holders of Carlyle Holdings partnership units, which were exchanged in the Conversion, and;

•	repurchase our common stock.

Preferred Unit Redemption. In October 2019, we completed the redemption of our Preferred Units for $25.339757 per unit, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding, the redemption date.
Preferred Unit Distributions. With respect to distribution year 2019, the Board of Directors declared a distribution to preferred unitholders totaling approximately $19.1 million, or $1.191321 per preferred unit, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Preferred Unitholders	Distribution Year	Record Date	Payment Date
$0.367188	$5.9	2019	March 1, 2019	March 15, 2019
0.367188	5.9	2019	June 1, 2019	June 17, 2019
0.367188	5.9	2019	September 1, 2019	September 16, 2019
0.089757	1.4	2019	October 4, 2019	October 7, 2019
$1.191321	$19.1

With respect to distribution year 2018, the Board of Directors declared a distribution to preferred unitholders totaling approximately $23.6 million, consisting of the following:

Preferred Unit Distributions
Distribution per Preferred Unit	Distribution to Preferred Unitholders	Distribution Year	Record Date	Payment Date
$0.367188	$5.9	2018	March 1, 2018	March 15, 2018
0.367188	5.9	2018	June 1, 2018	June 15, 2018
0.367188	5.9	2018	September 1, 2018	September 17, 2018
0.367188	5.9	2018	December 1, 2018	December 17, 2018
$1.468752	$23.6
Common Stockholder Dividends. Our dividend policy as a Corporation beginning with the dividend payable to stockholders on February 25, 2020 is to pay dividends in an initial amount of $0.25 per share of common stock ($1.00 per share annually), subject to the discretion of our Board of Directors and compliance with applicable law.
With respect to dividend year 2019, our Board of Directors has declared cumulative dividends to common stockholders totaling approximately $194.8 million, or $1.18 per common share, consisting of the following:

Common Stock Dividends - Dividend Year 2019
Quarter	Dividend per Common Share	Dividend to Common Stockholders (1)	Record Date	Payment Date
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Q2 2019	0.43	49.9	August 12, 2019	August 19, 2019
Q3 2019	0.31	36.5	November 12, 2019	November 19, 2019
Q4 2019	0.25	87.4	February 18, 2020	February 25, 2020
Total	$1.18	$194.8
(1) The dividend to common stockholders for Q4 2019 reflects the exchange of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.
With respect to distribution year 2018, our Board of Directors declared a dividend of approximately $144.1 million to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2018
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2018	$0.27	$27.8	May 11, 2018	May 17, 2018
Q2 2018	0.22	23.3	August 13, 2018	August 17, 2018
Q3 2018	0.42	45.5	November 13, 2018	November 20, 2018
Q4 2018	0.43	47.5	February 19, 2019	February 26, 2019
Total	$1.34	$144.1

With respect to distribution year 2017, our Board of Directors declared a dividend of approximately $137.6 million to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2017
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2017	$0.10	$9.0	May 15, 2017	May 22, 2017
Q2 2017	0.42	40.3	August 14, 2017	August 21, 2017
Q3 2017	0.56	55.1	November 10, 2017	November 16, 2017
Q4 2017	0.33	33.2	February 20, 2018	February 27, 2018
Total	$1.41	$137.6
Fund Commitments. Generally, we intend to have Carlyle commit to fund approximately 0.75% to 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.

Since our inception through December 31, 2019, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2019, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Corporate Private Equity	$2,378.7
Real Assets	972.2
Global Credit	412.5
Investment Solutions	100.5
Total	$3,863.9
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. This program, which was effective January 1, 2019, authorized the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. As described below, we no longer intend to make further purchases under this repurchase program. For the year ended December 31, 2019, we paid an aggregate of $34.5 million to repurchase and retire approximately 1.6 million units with all of the repurchases done via open market brokered transactions.
In connection with the Conversion, in January 2020 our Board of Directors re-authorized the December 2018 repurchase program, under which $165.5 million is remaining as of December 31, 2019. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds and Fortitude Re	$358.6	$(343.5)	$(7.1)
Net cash used in investing activities	(27.8)	(99.1)	(34.0)
Net cash (used in) provided by financing activities	(149.2)	72.0	318.6
Effect of foreign exchange rate change	8.1	(19.9)	67.3
Net change in cash, cash equivalents and restricted cash	$189.7	$(390.5)	$344.8
Net Cash Used in Operating Activities. Net cash used in operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash principal investment income, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Cash used to purchase investments as well as the proceeds from the sale of such investments are reflected in our cash flows from operating activities as this investment activity is a normal part of our operations. During the year ended December 31, 2019, investment proceeds were $389.2 million while investment purchases were $312.4 million. Investment proceeds in 2019 also included $71.5 million received from the resolution of French tax litigation. During the year ended December 31, 2018, investment proceeds were $893.4 million while investment purchases were $867.4 million, which included cash outflows of $393.8 million related to our investment in Fortitude Re. During the year ended December 31, 2017, investment proceeds were $467.5 million while investment purchases were $888.5 million, which included cash outflows of $404.8 million and $263.4 million related to corporate treasury investments and investments in CLOs, respectively.
Operating cash inflows primarily include the receipt of management fees and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the years ended December 31, 2019, 2018 and 2017, net cash provided by operating activities primarily includes the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.9 billion, $2.0 billion, and $2.1 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative, and other expenses of approximately $1.6 billion, $1.7 billion, and $1.7 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
The net cash used in operating activities for the year ended December 31, 2019 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2019, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.1 billion, while purchases of investments by the Consolidated Funds were $2.2 billion. For the year ended December 31, 2018, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.7 billion, while purchases of investments by the Consolidated Funds were $3.7 billion. For the year ended December 31, 2017, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.6 billion, while purchases of investments by the Consolidated Funds were $2.9 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions and fixed assets and software for internal use. Purchases of fixed assets were $27.8 million, $31.3 million and $34.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2018, cash used in investing activities principally reflects the acquisition of Carlyle Aviation Partners.
Net Cash Provided by Financing Activities. In 2019, we received net proceeds of $420.6 million from the issuance of $425 million of 3.500% senior notes, and $41.0 million from the issuance of various CLO borrowings, paid $405.4 million to repurchase our outstanding Preferred Units, paid $34.5 million to repurchase 1.6 million units under our repurchase program and paid off a $25 million term loan. In 2018, we received net proceeds of $345.7 million from the issuance of $350 million of 5.650% senior notes, paid $255 million to repurchase $250 million of 3.875% senior note, and paid $108.8 million to prepay the remaining balance outstanding under a promissory note to BNRI. In 2017, we received net proceeds of $387.5 million from the issuance of preferred units and $265.6 million from the issuance of various CLO term loans.
Dividends to our common stockholders were $154.9 million, $129.8 million, and $118.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $313.3 million, $288.8 million, and $295.6 million the years ended December 31, 2019, 2018 and 2017, respectively. The net (payments) borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2019, 2018 and 2017 were $224.8 million, $818.0 million, and $147.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, contributions from non-controlling interest holders were $57.8 million, $31.3 million, and $119.2 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2019, 2018 and 2017, distributions to non-controlling interest holders were $62.4 million, $105.2 million, and $118.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Balance Sheet
Total assets were $13.8 billion at December 31, 2019, an increase of $894.6 million from December 31, 2018. The increase in total assets was primarily attributable to increases in investments, including accrued performance allocations of $1.1 billion, driven in part by the increase in the carrying value of our investment in Fortitude Re. The increase in total assets was also attributable to the recognition of lease right-of-use assets, net of $203.8 million and an increase in cash and cash equivalents of $163.8 million. Investments of consolidated funds decreased $279.3 million due to the deconsolidation of two CLOs during the year ended, December 31, 2019, partially offset by the consolidation of one CLO. Due from affiliates and other receivables, net and cash and cash equivalents held at Consolidated Funds also decreased by $167.2 million and $125.1 million, respectively.
Total liabilities were $10.8 billion at December 31, 2019, an increase of $761.3 million from December 31, 2018. The increase in liabilities was primarily attributable to increases in debt obligations of $425.9 million (see Note 5), an increase in due to affiliates of $368.1 million, an increase in lease liabilities of $288.2 million and an increase in accrued compensation and benefits of $274.2 million. These increases were partially offset by decreases in other liabilities of Consolidated Funds of $294.0 million and a decrease in loans payable of Consolidated Funds of $133.4 million from December 31, 2018 to 2019, driven by the deconsolidation of two CLOs during the year ended December 31, 2019.
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. For example, as previously discussed, the CLO term loans generally are secured by the Company’s investment in the CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity.
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2019, our total assets were $8.8 billion, including cash and cash equivalents and corporate treasury investments totaling $793.4 million and net accrued performance revenues of $1.7 billion.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2019 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$35.8	$40.4	$511.6	$1,397.9	$1,985.7
Interest payable(b)	89.6	176.3	149.8	1,151.8	1,567.5
Other consideration(c)	76.4	203.7	191.8	95.0	566.9
Operating lease obligations(d)	56.9	103.8	102.6	438.4	701.7
Capital commitments to Carlyle funds(e)	3,863.9	—	—	—	3,863.9
Tax receivable agreement payments(f)	—	17.6	14.1	75.6	107.3
Loans payable of Consolidated Funds(g)	78.9	157.4	157.6	5,200.0	5,593.9
Unfunded commitments of the CLOs(h)	3.0	—	—	—	3.0
Consolidated contractual obligations	4,204.5	699.2	1,127.5	8,358.7	14,389.9
Loans payable of Consolidated Funds(g)	(78.9)	(157.4)	(157.6)	(5,200.0)	(5,593.9)
Capital commitments to Carlyle funds(e)	(3,332.8)	—	—	—	(3,332.8)
Unfunded commitments of the CLOs(h)	(3.0)	—	—	—	(3.0)
Carlyle Operating Entities contractual obligations	$789.8	$541.8	$969.9	$3,158.7	$5,460.2

(a)
The table above assumes that no prepayments are made on the senior notes. The CLO terms loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 7 to the consolidated financial statements for the various maturity dates of the CLO term loans and senior notes.

(b)
The interest rates on the debt obligations as of December 31, 2019 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, and a range of approximately 1.75% to 3.90% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

(c)
These obligations represent our estimate of amounts to be paid on the contingent cash and other obligations associated with our acquisition of Carlyle Aviation Partners (see Note 3) and our investment in Fortitude Re (see Note 5) and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30 each beginning in 2020. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where in June 2018, we entered into an amended non-cancelable lease agreement expiring on March 31, 2030. In July, we entered into a new non-cancelable lease agreement expiring in 2036 for new office space in New York City. Our office leases in other locations expire in various years through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. Commitments to the funds are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments to the funds, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.

(f)
In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion. These obligations are more than offset by the future cash tax savings that we are expected to realize.

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2019, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.24.%.

(h)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $15.1 million at December 31, 2019 as we are unable to estimate when such amounts may be paid.

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
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of December 31, 2019 is $245.0 million versus the liabilities recognized on the balance sheet of $31.4 million.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.

For additional information related to the U.S. Risk Retention Rules, see “—Financial regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A.
Guarantees
See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the estimate above or recorded in our consolidated financial statements as of December 31, 2019.
Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund’s cumulative returns are in excess of the preferred return and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed.
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

Carlyle Common Stock and Carlyle Holdings Partnership Units
Rollforwards of shares of our common stock outstanding and Carlyle Holdings partnership units for the years ended December 31, 2019 and 2018 are as follows:

	Shares as of December 31, 2018	Shares Issued (1)	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2019
The Carlyle Group Inc. common shares	107,746,443	10,063,471	—	1,659,588	(1,628,851)	117,840,651
Carlyle Holdings partnership units	230,977,836	9,387	—	(1,659,588)	—	229,327,635
Total	338,724,279	10,072,858	—	—	(1,628,851)	347,168,286
(1) Units issued include restricted common units and units issued and delivered in connection with our equity method investment in NGP.

	Shares as of December 31, 2017	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2018
The Carlyle Group Inc. common shares	100,100,650	8,757,156	—	3,836,022	(4,947,385)	107,746,443
Carlyle Holdings partnership units	234,813,858	—	—	(3,836,022)	—	230,977,836
Total	334,914,508	8,757,156	—	—	(4,947,385)	338,724,279
The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2019 and 2018. Further, The Carlyle Group Inc. common stock in the tables above include 7,782 shares of common stock that the Company acquired from Carlyle Holdings on January 1, 2018 upon the vesting of certain of the Company’s unvested common stock associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for shares of common stock on a one-for-one basis. Beginning with the second quarter of 2017, senior Carlyle professionals were able to exchange their Carlyle Holdings partnership units for shares of common stock on a quarterly basis, subject to the terms of the Exchange Agreement. During 2019 and 2018, senior Carlyle professionals and affiliates exchanged approximately 1.7 million and 3.8 million, respectively, of their Carlyle Holdings partnership units for shares of common stock. All outstanding Carlyle Holdings partnership units were exchanged for an equivalent number of shares of our common stock in connection with the Conversion.

The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2019 and 2018 and subsequently retired as part of our stock repurchase programs.

The total shares as of December 31, 2019 as shown above exclude approximately 2.3 million shares of common stock in connection with the vesting of restricted stock units subsequent to December 31, 2019 that will participate in the common stockholder dividend that will be paid.

Critical Accounting Policies
Principles of Consolidation. The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The Company describes the policies and procedures it uses in evaluating whether an entity is consolidated in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. As part of its consolidation procedures, the Company evaluates: (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Company’s involvement would make it the primary beneficiary.

•
In evaluating whether the Company holds a variable interest, fees (including management fees, incentive fees and performance allocations) that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Company considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.

•
For those entities where the Company holds a variable interest, the Company determines whether each of these entities qualifies as a VIE and, if so, whether or not the Company is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity.

•
For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company.

Changes to these judgments could result in a change in the consolidation conclusion for a legal entity.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
Performance Allocations. Performance allocations consist principally of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). The Company is generally entitled to a 20% allocation (which can vary by fund) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors.
While carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2019, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable.
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. A portion of the performance allocations earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
Income Taxes. Certain of the wholly-owned subsidiaries of the Company and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Company’s share of this income is reflected in the consolidated financial statements. Based on applicable federal, foreign, state and local tax laws, the Company records a provision for income taxes for certain entities. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

On January 1, 2020, the Company converted from The Carlyle Group L.P., a Delaware limited partnership, to The Carlyle Group Inc., a Delaware corporation. As a result, all of the income before provision for income taxes attributable to The Carlyle Group Inc. will be subject to U.S. federal (and state and local) corporate income taxes.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is more likely than not that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.
The Company has approximately $270 million of deferred tax assets as of December 31, 2019. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets. On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. This took effect on January 1, 2018. As a result of the reduction of the federal corporate income tax rate, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 using the newly enacted rate. The revaluation resulted in the recognition of additional provision for income taxes of approximately $113.0 million in 2017. In addition, the Company’s tax receivable agreement liability was reduced by approximately $71.5 million in 2017 due to the reduction in the federal corporate income tax rate.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
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
Principal Equity-Method Investments. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership or other agreement, less distributions received. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses, except to the extent they are recognized as a part of equity method earnings because they are issued to employees of the Company’s equity method investees.
In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly the discount related to awards that do not participate in distributions during the vesting period.

Intangible Assets and Goodwill. The Company’s intangible assets primarily consist of acquired contractual rights to earn future fee income, including management and advisory fees. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2019 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Corporate Private Equity	$997.8	$(746.7)
Real Assets	391.6	(165.7)
Global Credit	80.1	(49.8)
Investment Solutions	148.1	(108.7)
Total	$1,617.6	$(1,070.9)
The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2019 on our performance allocations revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in millions)
Corporate Private Equity	$933.8	$(683.2)
Real Assets	384.7	(160.1)
Global Credit	60.4	(49.8)
Investment Solutions	138.7	(101.4)
Total	$1,517.6	$(994.5)
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
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP:

	Remaining Fair Value	Percentage Amount Classified as Level III Investments
	(Dollars in millions)
Corporate Private Equity	$53,938	96%
Real Assets	$28,064	91%
Global Credit (1)	$41,452	95%
Investment Solutions	$31,687	94%

(1)
Comprised of approximately $26.5 billion (100% Level III Investments) in our structured credit products, $5.9 billion (86% Level III Investments) in our carry funds, $4.4 billion (98% Level III Investments) in our direct lending products, and $4.7 billion (78% Level III Investments) in our managed accounts/other products.

Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2019, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $84.2 million, (b) performance allocations would decrease by $48.4 million and (c) principal investment income would increase by $6.7 million.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.
The CLO term loans incur interest at EURIBOR or LIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2019, we estimate that interest expense relating to variable rates would increase by approximately $3.6 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To The Stockholders and Board of Directors The Carlyle Group Inc. (the “Company”, formerly The Carlyle Group L.P.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for performance-based capital allocations from fund limited partners to the Partnership in 2018 concurrent with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of principal equity method investments, including accrued performance allocations

Description of the matter
At December 31, 2019, the carrying value of the Partnership’s investments totaled approximately $6.8 billion and included principal equity method investments in sponsored unconsolidated funds (collectively, the “funds” or each, a “fund”) of approximately $2.4 billion and accrued performance allocations of approximately $3.9 billion. As discussed in Notes 2 and 4 to the consolidated financial statements, a significant input to the measurement of the Partnership’s principal equity method investments in the funds, including accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in Notes 2 and 4 and using significant unobservable inputs and assumptions.

Auditing management’s estimates of the fair value of the funds’ investments, valued using significant unobservable inputs and assumptions, was complex and highly judgmental because these investments exhibit higher estimation uncertainty.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the funds’ investment valuation process. This included management's review controls over the assessment of the methodologies, significant inputs and assumptions included in the fair value estimates, as well as management’s review around the completeness, accuracy and reasonableness of the data used in these estimates.

Our audit procedures related to valuations using significant unobservable inputs included, among others, assessing whether the valuation methodologies used were appropriate and testing the mathematical accuracy of the valuation models.

For a sample of investments, we obtained management’s valuation models and compared objective inputs used in the models to agreements or underlying source documents provided by the Partnership. We also assessed the appropriateness of the unobservable inputs and assumptions used in the fair value estimates by comparing them to underlying support or available market data and evaluating the appropriateness of any significant adjustments. Our procedures varied based on the nature of the fund investment selected for testing.

For example, for certain investments in the equity of private operating companies, we assessed the appropriateness of management’s determination of public market comparable companies. For these selected investments, we also evaluated significant adjustments applied to the selected earnings before interest, taxes, depreciation and amortization (EBITDA) multiple or discount rate derived from the comparable companies by considering investee specific and relevant market information.

For some of the selected fund investments, we independently developed fair value estimates, with the support of valuation specialists, using investee and market information and compared them to the funds’ fair value estimates.

For a sample of investments that were sold during the year, we performed procedures to assess the historical reasonableness of management’s estimates. We also reviewed management’s assessment of subsequent events and transactions and considered whether they corroborated or contradicted the year-end estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Tysons, VA

February 12, 2020

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Unitholders of The Carlyle Group L.P.
Opinion on Internal Control over Financial Reporting
We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group L.P. (the “Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 12, 2020

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$793.4	$629.6
Cash and cash equivalents held at Consolidated Funds	122.4	247.5
Restricted cash	34.6	8.7
Corporate treasury investments	—	51.7
Investments, including accrued performance allocations of $3,855.6 million and $3,480.0 million as of December 31, 2019 and 2018, respectively	6,804.4	5,697.5
Investments of Consolidated Funds	5,007.3	5,286.6
Due from affiliates and other receivables, net	273.9	441.1
Due from affiliates and other receivables of Consolidated Funds, net	74.4	135.4
Fixed assets, net	108.2	95.1
Lease right-of-use assets, net	203.8	—
Deposits and other	54.0	49.3
Intangible assets, net	62.3	77.3
Deferred tax assets	270.1	194.4
Total assets	$13,808.8	$12,914.2
Liabilities and partners’ capital
Debt obligations	$1,976.3	$1,550.4
Loans payable of Consolidated Funds	4,706.7	4,840.1
Accounts payable, accrued expenses and other liabilities	354.9	442.2
Accrued compensation and benefits	2,496.5	2,222.3
Due to affiliates	542.1	174.0
Deferred revenue	71.0	111.3
Deferred tax liabilities	65.2	64.3
Other liabilities of Consolidated Funds	316.1	610.1
Lease liabilities	288.2	—
Accrued giveback obligations	22.2	63.2
Total liabilities	10,839.2	10,077.9
Commitments and contingencies
Series A preferred units (16,000,000 units issued and outstanding as of December 31, 2018)	—	387.5
Partners’ capital (common units, 117,840,651 and 107,746,443 issued and outstanding as of December 31, 2019 and 2018, respectively)	703.8	673.4
Accumulated other comprehensive loss	(85.2)	(83.3)
Non-controlling interests in consolidated entities	333.5	324.2
Non-controlling interests in Carlyle Holdings	2,017.5	1,534.5
Total partners’ capital	2,969.6	2,836.3
Total liabilities and partners’ capital	$13,808.8	$12,914.2
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Fund management fees	$1,476.2	$1,272.0	$1,026.9
Incentive fees	35.9	30.2	35.3
Investment income
Performance allocations	799.1	622.9	2,058.6
Principal investment income	769.3	186.3	232.0
Total investment income	1,568.4	809.2	2,290.6
Interest and other income	97.3	101.3	36.7
Interest and other income of Consolidated Funds	199.2	214.5	177.7
Revenue of a real estate VIE	—	—	109.0
Total revenues	3,377.0	2,427.2	3,676.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	833.4	746.7	652.7
Equity-based compensation	140.0	239.9	320.3
Performance allocations and incentive fee related compensation	436.7	376.3	988.3
Total compensation and benefits	1,410.1	1,362.9	1,961.3
General, administrative and other expenses	494.4	460.7	276.8
Interest	82.1	82.2	65.5
Interest and other expenses of Consolidated Funds	131.8	164.6	197.6
Interest and other expenses of a real estate VIE and loss on deconsolidation	—	—	202.5
Other non-operating expenses (income)	1.3	1.1	(71.4)
Total expenses	2,119.7	2,071.5	2,632.3
Other income
Net investment gains (losses) of Consolidated Funds	(23.9)	4.5	88.4
Income before provision for income taxes	1,233.4	360.2	1,132.3
Provision for income taxes	49.0	31.3	124.9
Net income	1,184.4	328.9	1,007.4
Net income attributable to non-controlling interests in consolidated entities	36.6	33.9	72.5
Net income attributable to Carlyle Holdings	1,147.8	295.0	934.9
Net income attributable to non-controlling interests in Carlyle Holdings	766.9	178.5	690.8
Net income attributable to The Carlyle Group L.P.	380.9	116.5	244.1
Net income attributable to Series A Preferred Unitholders	19.1	23.6	6.0
Series A Preferred Units redemption premium	16.5	—	—
Net income attributable to The Carlyle Group L.P. Common Unitholders	$345.3	$92.9	$238.1
Net income attributable to The Carlyle Group L.P. per common unit (see Note 13)
Basic	$3.05	$0.89	$2.58
Diluted	$2.82	$0.82	$2.38
Weighted-average common units
Basic	113,082,733	104,198,089	92,136,959
Diluted	122,632,889	113,389,443	100,082,548

Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,184.4	$328.9	$1,007.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax benefit of $(0.3) for the year ended December 31, 2019	10.4	(47.4)	95.8
Unrealized gains on Fortitude Re available-for-sale securities, net of income tax expense of $4.4 for the year ended December 31, 2019	16.8	3.2	—
Defined benefit plans
Unrealized gain (loss) for the period, net of income tax expense of $2.3 for the year ended December 31, 2019	(6.7)	(2.5)	(0.8)
Reclassification adjustment for unrecognized gain during the period included in base compensation expense, net of income tax benefit of $(0.4) for the year ended December 31, 2019	1.0	0.9	1.2
Other comprehensive income (loss)	21.5	(45.8)	96.2
Comprehensive income	1,205.9	283.1	1,103.6
Comprehensive income attributable to non-controlling interests in consolidated entities	(47.5)	(6.8)	(108.1)
Comprehensive income attributable to Carlyle Holdings	1,158.4	276.3	995.5
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(774.1)	(165.5)	(734.3)
Comprehensive income attributable to The Carlyle Group L.P.	$384.3	$110.8	$261.2
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Partners’ Capital
(Dollars and units in millions)

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2016	84.6	—	403.1	(95.2)	277.8	868.3	1,454.0
Reallocation of ownership interests in Carlyle Holdings	—	—	33.1	(8.3)	—	(24.8)	—
Exchange of Carlyle Holdings units for common units	6.6	—	41.0	(6.5)	—	(34.5)	—
Units repurchased	—	—	(0.2)	—	—	—	(0.2)
Equity issued in connection with preferred units	—	387.5	—	—	—	—	387.5
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	8.0	—	—	—	8.0
Equity-based compensation	—	—	104.3	—	—	254.3	358.6
Net delivery of vested common units	8.9	—	—	—	—	—	—
Contributions	—	—	—	—	119.2	—	119.2
Distributions	—	(6.0)	(118.1)	—	(118.0)	(295.6)	(537.7)
Net income	—	6.0	238.1	—	72.5	690.8	1,007.4
Deconsolidation of a consolidated entity	—	—	(4.3)	20.2	17.6	38.7	72.2
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(3.2)	—	—	(13.0)	(16.2)
Currency translation adjustments	—	—	—	17.0	35.6	43.2	95.8
Defined benefit plans, net	—	—	—	0.1	—	0.3	0.4
Balance at December 31, 2017	100.1	$387.5	$701.8	$(72.7)	$404.7	$1,527.7	$2,949.0
Reallocation of ownership interests in Carlyle Holdings	—	—	20.5	(2.0)	—	(18.5)	—
Exchange of Carlyle Holdings units for common units	3.8	—	29.6	(2.9)	—	(26.7)	—
Units repurchased	(4.9)	—	(107.5)	—	—	—	(107.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	1.7	—	—	—	1.7
Equity-based compensation	—	—	65.7	—	—	178.7	244.4
Issuances of common units for equity-based awards	8.7	—	—	—	—	—	—
Contributions	—	—	—	—	31.3	—	31.3
Distributions	—	(23.6)	(129.8)	—	(118.6)	(288.8)	(560.8)
Net income	—	23.6	92.9	—	33.9	178.5	328.9
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	(1.2)	—	—	(2.9)	(4.1)
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	(0.3)	—	—	(0.5)	(0.8)
Currency translation adjustments	—	—	—	(6.2)	(27.1)	(14.1)	(47.4)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	1.0	—	2.2	3.2
Defined benefit plans, net	—	—	—	(0.5)	—	(1.1)	(1.6)
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	64.3	(4.1)	—	(60.2)	—
Exchange of Carlyle Holdings units for common units	1.7	—	15.4	(1.2)	—	(14.2)	—
Units repurchased	(1.6)	—	(34.5)	—	—	—	(34.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	1.0	—	—	—	1.0
Equity-based compensation	—	—	46.8	—	—	97.1	143.9
Issuances of common units for equity-based awards	10.0	—	—	—	—	—	—
Contributions	—	—	—	—	57.8	—	57.8
Distributions	—	(17.7)	(154.9)	—	(84.8)	(313.3)	(570.7)
Net income	—	35.6	345.3	—	36.6	766.9	1,184.4
Redemption of Preferred Units (see Note 14)	—	(405.4)	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	(11.2)	—	(11.2)
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	(0.1)	10.9	(0.4)	10.4
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	5.5	—	11.3	16.8
Defined benefit plans, net	—	—	—	(2.0)	—	(3.7)	(5.7)
Deferred consideration for Carlyle Holdings Units, net of tax (see Note 10)	—	—	(252.8)	—	—	—	(252.8)
Balance at December 31, 2019	117.8	$—	$703.8	$(85.2)	$333.5	$2,017.5	$2,969.6
See accompanying notes.

The Carlyle Group L.P.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$1,184.4	$328.9	$1,007.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	65.6	46.9	41.3
Equity-based compensation	140.0	239.9	320.3
Non-cash performance allocations and incentive fees	(271.8)	25.9	(626.8)
Non-cash principal investment income	(673.1)	(179.4)	(227.1)
Other non-cash amounts	24.8	3.2	(74.6)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	18.9	108.8	(27.0)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	5.0	(113.3)	(61.4)
Purchases of investments by Consolidated Funds	(2,239.2)	(3,723.8)	(2,875.0)
Proceeds from sale and settlements of investments by Consolidated Funds	2,112.7	2,662.9	2,649.3
Non-cash interest income, net	(3.8)	(4.0)	(5.3)
Change in cash and cash equivalents held at Consolidated Funds	50.9	399.4	383.9
Change in other receivables held at Consolidated Funds	61.8	(95.1)	(16.7)
Change in other liabilities held at Consolidated Funds	(229.2)	(59.1)	(266.1)
Other non-cash amounts of Consolidated Funds	(0.1)	—	—
Purchases of investments	(312.4)	(473.6)	(888.5)
Purchase of investment in Fortitude Re	—	(393.8)	—
Proceeds from the sale of investments	389.2	893.4	467.5
Payments of contingent consideration	—	(37.5)	(22.6)
Deconsolidation of Claren Road	—	—	(23.3)
Deconsolidation of Urbplan (see Note 16)	—	—	14.0
Changes in deferred taxes, net	13.9	(19.8)	93.4
Change in due from affiliates and other receivables	49.2	(74.2)	0.3
Change in receivables and inventory of a real estate VIE	—	—	(14.5)
Change in deposits and other	(6.0)	(4.0)	(2.0)
Change in other assets of a real estate VIE	—	—	1.6
Change in accounts payable, accrued expenses and other liabilities	(43.7)	78.2	50.5
Change in accrued compensation and benefits	51.6	60.8	(13.7)
Change in due to affiliates	24.7	(35.6)	35.7
Change in lease right-of-use assets and lease liabilities	(16.9)	—	—
Change in other liabilities of a real estate VIE	—	—	47.9
Change in deferred revenue	(37.9)	21.4	24.4
Net cash provided by (used in) operating activities	358.6	(343.5)	(7.1)
Cash flows from investing activities
Purchases of fixed assets, net	(27.8)	(31.3)	(34.0)
Acquisitions, net of cash acquired	—	(67.8)	—
Net cash used in investing activities	(27.8)	(99.1)	(34.0)
Cash flows from financing activities
Proceeds from issuance of preferred units, net of offering costs and expenses	—	—	387.5
Redemption of Preferred Units	(405.4)	—	—
Borrowings under credit facilities	92.7	—	250.0
Repayments under credit facilities	(56.9)	—	(250.0)
Issuance of 3.500% senior notes due 2029, net of financing costs	420.6	—	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	345.7	—
Repurchase of 3.875% senior notes due 2023	—	(255.1)	—
Repayment of term loan	(25.0)	—	—
Proceeds from debt obligations, net of financing costs	41.0	40.8	265.6
Payments on debt obligations	(45.2)	(156.7)	(21.7)
Net payments on loans payable of a real estate VIE	—	—	(14.3)
Net borrowings on loans payable of Consolidated Funds	224.8	818.0	147.2
Payments of contingent consideration	(0.2)	—	(0.6)
Distributions to common unitholders	(154.9)	(129.8)	(118.1)
Distributions to preferred unitholders	(17.7)	(23.6)	(6.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(313.3)	(288.8)	(295.6)
Contributions from non-controlling interest holders	57.8	31.3	119.2
Distributions to non-controlling interest holders	(62.4)	(105.2)	(118.0)
Common units repurchased	(34.5)	(107.5)	(0.2)
Change in due to/from affiliates financing activities	129.4	(97.1)	(26.4)
Net cash (used in) provided by financing activities	(149.2)	72.0	318.6
Effect of foreign exchange rate changes	8.1	(19.9)	67.3
Increase (Decrease) in cash, cash equivalents and restricted cash	189.7	(390.5)	344.8
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$828.0	$638.3	$1,028.8
Supplemental cash disclosures
Cash paid for interest	$63.4	$60.7	$59.5
Cash paid for income taxes	$30.5	$46.8	$24.8
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$60.2	$18.5	$24.8
Net decrease to partners’ capital from deferred consideration for Carlyle Holdings units, net of tax (see Note 10)	$(252.8)	$—	$—
Net asset impact of deconsolidation of Consolidated Funds	$(24.3)	$—	$—
Non-cash distributions to non-controlling interest holders	$(22.4)	$(13.4)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$6.4	$12.3	$38.7
Tax receivable agreement liability	$5.4	$10.6	$30.7
Total partners’ capital	$1.0	$1.7	$8.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$793.4	$629.6	$1,000.1
Restricted cash	34.6	8.7	28.7
Total cash, cash equivalents and restricted cash, end of period	$828.0	$638.3	$1,028.8

Cash and cash equivalents held at Consolidated Funds	$122.4	$247.5	$377.6

See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

1.    Organization and Basis of Presentation
Effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). As a result of the Conversion, each common unit was converted into a share of common stock. Under the laws of its incorporation, The Carlyle Group Inc. is deemed to be the same entity as The Carlyle Group L.P. (the “Partnership”). Unless the context suggests otherwise, references to “Carlyle” or the “Company,” refer to (i) The Carlyle Group Inc. and its consolidated subsidiaries following the Conversion and (ii) The Carlyle Group L.P. and its consolidated subsidiaries prior to the Conversion. Because the Conversion became effective January 1, 2020, the accompanying consolidated financial statements as of and for the year ended December 31, 2019 and related notes reflect the results of a partnership, and not a corporation.
Carlyle is one of the world’s largest global investment firms that originates, structures, and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt, and other investment opportunities. Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Company for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Real Assets, Global Credit and Investment Solutions (see Note 17).
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Company (collectively the “Consolidated Funds”) and a real estate development company (until its deconsolidation in 2017 – see Note 16) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 2).

2.    Summary of Significant Accounting Policies

Principles of Consolidation
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”).
The Company evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Company’s involvement would make it the primary beneficiary. In evaluating whether the Company holds a variable interest, fees (including management fees, incentive fees and performance allocations) that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Company considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.
For those entities where the Company holds a variable interest, the Company determines whether each of these entities qualifies as a VIE and, if so, whether or not the Company is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity.
For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company.
As of December 31, 2019, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $5.2 billion and $5.0 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of December 31, 2019, the Company held $177.4 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.

Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 5 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities. The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Investments	$1,029.5	$1,152.4
Performance allocations	160.2	121.2
Management fee arrangements	35.4	15.1
Total	$1,225.1	$1,288.7

These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of December 31, 2019 and 2018.
Basis of Accounting
The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Company’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these consolidated financial statements, the Company has retained the specialized accounting for the Funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Company’s consolidated statements of operations.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”, which comprises substantially all of the Company’s previously reported performance fee revenues) as earnings from financial assets within the scope of ASC 323, Investments – Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Company records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 5 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 4, Fair Value Measurement.
While the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for the Company’s significant management and advisory contracts. The customer determination impacts the Company’s analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily travel and entertainment costs, are presented gross in the unaudited condensed consolidated statements of operations, as the Company controls the inputs to its investment management performance obligation.
Fund Management Fees
The Company provides management services to funds in which it holds a general partner interest or has a management agreement. The Company considers the performance obligations in its contracts with its funds to be the promise to provide (or to arrange for third parties to provide) investment management services related to the management, policies and operations of the funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

As it relates to the Company’s performance obligation to provide investment management services, the Company typically satisfies this performance obligation over time as the services are rendered, since the funds simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Company is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value (“NAV”) or AUM. Given that the management fee basis is susceptible to market factors outside of the Company’s influence, management fees are constrained and, therefore, estimates of future period management fees are generally not included in the transaction price. Revenue recognized for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.

For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts and longer-dated carry funds, with expected terms greater than ten years, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments or the current value of the investment. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds, management fees are called quarterly over the life of the funds.

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

Management fees for the Company’s private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments, or (iii) the contributions for unrealized investments; however, certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.

As of December 31, 2019 and 2018, management fee receivables were $88.8 million and $76.2 million, respectively, and are included in due from affiliates and other receivables, net, in the consolidated balance sheets.

The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees includes transaction and portfolio advisory fees of $49.1 million, $50.5 million and $43.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, net of any offsets as defined in the respective partnership agreements.

Fund management fees exclude the reimbursement of any partnership expenses paid by the Company on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Company arranges for the investment

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

funds, the Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Company concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in the consolidated statements of operations.
The Company also incurs certain costs, primarily employee travel and entertainment costs, employee compensation and systems costs, for which it receives reimbursement from the investment funds in connection with its performance obligation to provide investment and management services. For reimbursable travel, compensation and systems costs, the Company concluded it controls the services provided by its employees and the resources used to develop applicable systems before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Company to manage the fund limited partnerships are presented on a gross basis in interest and other income in the consolidated statements of operations and the expense in general, administrative and other expenses or cash-based compensation and benefits expenses in the consolidated statements of operations.

Incentive Fees
In connection with management contracts from certain of its Global Credit funds, the Company is also entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved. Incentive fees are variable consideration because they are contingent upon the investment vehicle achieving stipulated investment return hurdles. Investment returns are highly susceptible to market factors outside of the Company’s influence. Accordingly, incentive fees are constrained until all uncertainty is resolved. Estimates of future period incentive fees are generally not included in the transaction price because these estimates are constrained. The transaction price for incentive fees is generally the amount determined at the end of each accounting period to which they relate because that is when the uncertainty for that period is resolved, as these fees are not subject to clawback.

Investment Income (Loss), including Performance Allocations
Investment income (loss) represents the unrealized and realized gains and losses resulting from the Company’s equity method investments, including any associated general partner performance allocations, and other principal investments, including CLOs.

General partner performance allocations consist of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest).

For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, the Company is generally entitled to a 20% allocation (or 10% to 20% on certain open-end and longer-dated carry funds, certain credit funds, and external co-investment vehicles, up to 25% on certain Corporate Private Equity funds in the event performance benchmarks are achieved, and approximately 2% to 10% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2019 and 2018, the Company has recognized $22.2 million and $63.2 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude Re. As it relates to the Company’s investments in NGP (see Note 5), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $192.3 million, $207.2 million and $167.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

Compensation and Benefits
Cash-based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In June 2018, the Company adopted ASU 2018-7, Improvements to Nonemployee Share-Based Payment Accounting, which aligned the accounting for non-employee equity-based awards with the accounting for employee equity-based awards, retroactive to January 1, 2018. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award. The compensation expense for awards that contain market conditions is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
Equity-based awards issued to non-employees are generally recognized as general, administrative and other expenses, except to the extent they are recognized as part of the Company’s equity method earnings because they are issued to employees of equity method investees.
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the consolidated statement of operations.
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2019 and 2018, the Company had recorded a liability of $2.0 billion and $1.8 billion, respectively, related to the portion of accrued

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.

Income Taxes
Certain of the wholly-owned subsidiaries of the Company and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Company’s share of this income is reflected in the consolidated financial statements. Based on applicable federal, foreign, state and local tax laws, the Company records a provision for income taxes for certain entities. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.
On January 1, 2020, the Company converted from The Carlyle Group L.P., a Delaware limited partnership, to The Carlyle Group Inc., a Delaware corporation.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

Tax Receivable Agreement
In connection with our initial public offering, the Company entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby the Company agreed to pay to such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that have occurred prior to the Conversion.
With respect to exchanges that occurred prior to the Conversion, the Company recorded an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the applicable date of the exchange. To the extent that the Company estimates that it will not realize the full benefit represented by the deferred tax asset, based on an analysis that considers, among other things, its expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance and will assess the probability that the related liability owed under the tax receivable agreement will be paid. The Company recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is included in due to affiliates in the accompanying consolidated financial statements. The remaining 15% of the estimated realizable tax benefit was initially recorded as an increase to the Company’s partners’ capital.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

All of the effects to the deferred tax asset of changes in any of the Company’s estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.
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
Non-controlling interests in Carlyle Holdings relate to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. Prior to the Conversion, the Company, through wholly-owned subsidiaries, was the sole general partner of Carlyle Holdings.  Accordingly, the Company consolidated Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Company’s consolidated financial statements. Any change to the Company’s ownership interest in Carlyle Holdings while it retains the controlling financial interest in Carlyle Holdings is accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings. All outstanding Carlyle Holdings partnership units were exchanged for an equivalent number of shares of common stock of The Carlyle Group Inc. as part of the Conversion.

Earnings Per Common Unit
The Company computes earnings per common unit in accordance with ASC 260, Earnings Per Share. Basic earnings per common unit is calculated by dividing net income (loss) attributable to the common units of the Company by the weighted-average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities. Net income (loss) attributable to the common units excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260.

Investments
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs (which are accounted for as trading securities).

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Principal Equity Method Investments
The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated Funds and strategic investments, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee (including performance allocations) allocated based on the respective partnership agreement, less distributions received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds.
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
Derivative Instruments
The Company uses derivative instruments primarily to reduce its exposure to changes in foreign currency exchange rates. Derivative instruments are recognized at fair value in the consolidated balance sheets with changes in fair value recognized in the consolidated statements of operations for all derivatives not designated as hedging instruments.
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2019, $41.8 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the condensed consolidated statements of operations. See Note 7 for additional information.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Leases
On January 1, 2019, the Company adopted ASU 2016-2, Leases (Topic 842) under the modified retrospective method. ASU 2016-2 and related amendments, requires lessees to recognize virtually all of their leases on the balance sheet by recording right-of-use assets and lease liabilities. The lease liability is measured at the present value of lease payments and the right-of-use asset is based on the lease liability value, subject to adjustments for deferred rent, lease incentives, unamortized initial direct costs, or impairment. As of December 31, 2018, there was $65.2 million of deferred rent and lease incentives that were reclassified from accounts payable, accrued expenses and other liabilities into right-of-use assets upon the adoption of ASU 2016-2. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The adoption of this guidance did not have a material impact on operating results. The Company elected the transition option provided by the FASB, which allows entities to not apply ASC 842 in the comparative periods presented in the financial statements in the year of adoption. The Company also elected to use the practical expedients available under the transition provisions under which the Company did not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs.
The Company recognizes a lease liability and right-of-use asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The decrease in the deferred revenue balance for the year ended December 31, 2019 was primarily driven by revenues recognized that were included in the deferred revenue balance at the beginning of the period, partially offset by cash payments received in advance of the Company satisfying its performance obligations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, gains and losses on defined benefit plans sponsored by AlpInvest, and Fortitude Re available-for-sale securities. The components of accumulated other comprehensive income (loss) as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Currency translation adjustments	$(85.1)	$(79.7)
Unrealized losses on defined benefit plans	(6.6)	(4.6)
Fortitude Re available-for-sale securities	6.5	1.0
Total	$(85.2)	$(83.3)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(21.4) million, $1.8 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted as of January 1, 2019

In February 2018, the FASB issued ASU 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded effects resulting from the Tax Cuts and Jobs Act. The guidance was effective for the Company on January 1, 2019 and the Company adopted this guidance on that date. The impact of this guidance was not material to the Company.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12, among other things, permits hedge accounting for risk components in hedging relationships to now involve nonfinancial risk components and requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedge item is reported. The guidance was effective for the Company on January 1, 2019 and requires cash flow hedges and net investment hedges existing at the date of adoption to apply a cumulative effect adjustment to eliminate the measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of partners’ capital as of the beginning of the fiscal year that an entity adopts the guidance. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this guidance on January 1, 2019 and the impact was not material.
Recently Issued Accounting Standards Effective on January 1, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently assessing the potential impact of this guidance to the fair value disclosures.
In January 2017, the FASB issued ASU 2017-4, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies an entity’s annual goodwill test for impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead an entity should compare the fair value of a reporting unit with its carrying amount. The impairment charge will then be the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity would still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for the Company on January 1, 2020 and requires the guidance to be applied using a prospective transition method. Early adoption is permitted. The Company does not expect the impact of this guidance to be material.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments -– Credit Losses (Topic 326). ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Company on January 1, 2020, and the Company adopted this guidance on that date. The Company has identified all of the material financial assets that are within the scope of this guidance and the impact of this guidance was not material.

3.    Acquisition of Carlyle Aviation Partners

On December 19, 2018, the Company acquired 100% of the equity interests in Apollo Aviation Group, a Miami, Florida-based multi-strategy investment manager that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. Upon closing, Apollo Aviation Group was renamed Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) and is included in the Company’s Global Credit business segment. At acquisition, Carlyle Aviation Partners had $5.8 billion in assets under management with an investor base that is predominantly institutional, including public and private pension funds, family offices and endowments. The purchase price consisted of $74.5 million in cash. The transaction also included an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which will be accounted for as compensation expense. The Company consolidated the financial position and results of operations of Carlyle Aviation Partners effective December 19, 2018 and accounted for this transaction as a business combination. In connection with this transaction, the Company incurred approximately $4.3 million of acquisition costs that were recorded as an expense for the year ended December 31, 2018.

See Note 3 to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for additional information on the Carlyle Aviation Partners acquisition.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2019:

	Level I	Level II	Level III	Total
Assets	(Dollars in millions)
Investments of Consolidated Funds:
Equity securities	$—	$—	$19.4	$19.4
Bonds	—	—	574.1	574.1
Loans	—	—	4,413.8	4,413.8
	—	—	5,007.3	5,007.3
Investments in CLOs and other	—	—	496.2	496.2
Foreign currency forward contracts	—	0.1	—	0.1
Total	$—	$0.1	$5,503.5	$5,503.6
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,685.2	$4,685.2
Foreign currency forward contracts	—	0.3	—	0.3
Total	$—	$0.3	$4,685.2	$4,685.5

(1)
Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

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
 (1) Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
There were no transfers from Level II to Level I during the years ended December 31, 2019 and 2018.
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s co-executive chairmen of the board, chairman emeritus, co-chief executive officers, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest”.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
CLO Investments and CLO Loans Payable – The Company measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Company believes the fair value of the financial assets are more observable. The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Company performs certain procedures to ensure the reliability of the quotations from pricing services. Generally, the loan and bond assets of the CLOs are not publicly traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.
The Company measures the CLO loan payables held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Company. The Company continues to measure the CLO loans payable that it holds at fair value based on both discounted cash flow analyses and third-party quotes, as described above.
Fund Investments – The Company’s investments in external funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2019
	Investments of Consolidated Funds			Investments in CLOs and other	Total
	Equity securities	Bonds	Loans
Balance, beginning of period	$—	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation/consolidation of funds (1)	—	—	(294.8)	(2.7)	(297.5)
Purchases	21.6	312.4	1,905.2	128.8	2,368.0
Sales and distributions	(1.1)	(441.2)	(1,037.7)	(80.1)	(1,560.1)
Settlements	—	—	(632.7)	—	(632.7)
Realized and unrealized gains (losses), net
Included in earnings	(1.1)	26.6	(51.2)	(4.1)	(29.8)
Included in other comprehensive income	—	(13.8)	(71.5)	7.9	(77.4)
Balance, end of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.0)	$13.5	$(80.2)	$(4.9)	$(76.6)

	Financial Assets Year Ended December 31, 2018
	Investments of Consolidated Funds				Investments in CLOs and other	Total
	Equity securities	Bonds	Loans	Other
Balance, beginning of period	$7.9	$413.4	$4,112.7	$0.3	$405.4	$4,939.7
Purchases	0.1	706.4	3,017.3	—	78.5	3,802.3
Sales and distributions	(13.7)	(366.6)	(1,400.3)	(0.3)	(39.2)	(1,820.1)
Settlements	—	—	(882.0)	—	—	(882.0)
Realized and unrealized gains (losses), net
Included in earnings	5.9	(36.2)	(73.2)	—	10.0	(93.5)
Included in other comprehensive	(0.2)	(26.9)	(178.0)	—	(8.3)	(213.4)
Balance, end of period	$—	$690.1	$4,596.5	$—	$446.4	$5,733.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$—	$(34.4)	$(55.0)	$—	$10.0	$(79.4)

 (1) As a result of the consolidation of one CLO during the year ended December 31, 2019, the investment that the Partnership held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. Additionally, two CLOs were deconsolidated during the year ended December 31, 2019 and as a result the investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2019	2018
Balance, beginning of period	$4,840.1	$4,303.8
Deconsolidation/consolidation of funds	(285.9)	—
Borrowings	1,144.3	3,318.1
Paydowns	(940.8)	(2,485.7)
Realized and unrealized (gains) losses, net
Included in earnings	16.9	(113.2)
Included in other comprehensive income	(89.4)	(182.9)
Balance, end of period	$4,685.2	$4,840.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$16.3	$(93.6)

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2019:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2019	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$1.6	Consensus Pricing	Indicative Quotes ($ per share)	0.01 - 25.18 (0.04)
	17.8	Discounted Cash Flow	Discount Rates	8% - 8% (8%)

Bonds	574.1	Consensus Pricing	Indicative Quotes (% of Par)	0 - 108 (98)
Loans	4,413.8	Consensus Pricing	Indicative Quotes (% of Par)	38 - 101 (97)
	5,007.3
Investments in CLOs and other
Senior secured notes	399.4	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	50 - 1,450 (210)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (58%)
			Indicative Quotes (% of Par)	75 - 100 (98)
Subordinated notes and preferred shares	55.1	Discounted Cash Flow with Consensus Pricing	Discount Rate	10% - 15% (12%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (57%)
			Indicative Quotes (% of Par)	33 - 89 (57)
Aviation subordinated notes	4.3	Discounted Cash Flow	Discount Rates	15% - 15% (15%)
Loans	37.4	Consensus Pricing	Indicative Quotes (% of Par)	99 - 100 (99)
Total	$5,503.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,446.4	Other (1)	N/A	N/A
Subordinated notes and preferred shares	238.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 15% (13%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	45% - 75% (61%)
			Indicative Quotes (% of Par)	40 - 82 (62)
Total	$4,685.2

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2018:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2018	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Bonds	$690.1	Consensus Pricing	Indicative Quotes (% of Par)	50 -104 (94)
Loans	4,596.5	Consensus Pricing	Indicative Quotes (% of Par)	73 - 102 (98)
	5,286.6
Investments in CLOs and other
Senior secured notes	392.8	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	70 - 1,100 (182)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (57%)
			Indicative Quotes (% of Par)	86 - 101 (99)
Subordinated notes and preferred shares	53.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (56%)
			Indicative Quotes (% of Par)	45 - 106 (75)
Total	$5,733.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	4,607.2	Other (1)	N/A	N/A
Subordinated notes and preferred shares	232.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 12% (11%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	45% - 73% (60%)
			Indicative Quotes (% of Par)	68 - 94 (81)
Total	$4,840.1

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
The significant unobservable inputs used in the fair value measurement of investments of the Company’s consolidated funds are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in CLOs and other investments include discount margins, discount rates, default rates, recovery rates and indicative quotes. Significant decreases in recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount margins, discount rates or default rates in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s loans payable of Consolidated Funds are discount rates, default rates, recovery rates and indicative quotes. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement. Significant decreases in recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

5.     Investments
Investments consist of the following:

	As of December 31,
	2019	2018
	(Dollars in millions)
Accrued performance allocations	$3,855.6	$3,480.0
Principal equity method investments, excluding performance allocations	2,443.6	1,765.8
Principal investments in CLOs and other	505.2	451.7
Total investments	$6,804.4	$5,697.5

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$2,107.5	$1,990.2
Real Assets	764.4	654.2
Global Credit	136.9	99.3
Investment Solutions	846.8	736.3
Total	$3,855.6	$3,480.0

Approximately 26% and 24% of accrued performance allocations at December 31, 2019 and December 31, 2018, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 8), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(5.0)
Real Assets	(17.2)	(58.2)
Total	$(22.2)	$(63.2)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s equity method investments include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions typically as general partner interests, and its strategic investments in NGP (included within Real Assets) and Fortitude Re (included within Global Credit), which are not consolidated. Investments are related to the following segments:

	As of December 31,
	2019	2018
	(Dollars in millions)
Corporate Private Equity	$420.1	$374.7
Real Assets	601.7	770.0
Global Credit	1,299.6	545.0
Investment Solutions	122.2	76.1
Total	$2,443.6	$1,765.8

The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Corporate Private Equity			Real Assets			Global Credit			Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Statement of operations information
Investment income	$582.9	$561.7	$630.8	$715.8	$722.2	$230.4	$517.7	$319.5	$267.7	$33.4	$46.1	$78.6	$1,849.8	$1,649.5	$1,207.5
Expenses	1,092.3	865.1	553.3	645.3	582.4	572.4	171.0	145.5	118.8	771.3	672.6	665.5	2,679.9	2,265.6	1,910.0
Net investment income (loss)	(509.4)	(303.4)	77.5	70.5	139.8	(342.0)	346.7	174.0	148.9	(737.9)	(626.5)	(586.9)	(830.1)	(616.1)	(702.5)
Net realized and unrealized gain (loss)	3,639.3	4,395.5	9,587.4	(354.1)	1,873.6	2,605.6	(513.2)	(116.7)	(51.5)	4,177.8	3,243.2	2,676.3	6,949.8	9,395.6	14,817.8
Net income (loss)	$3,129.9	$4,092.1	$9,664.9	$(283.6)	$2,013.4	$2,263.6	$(166.5)	$57.3	$97.4	$3,439.9	$2,616.7	$2,089.4	$6,119.7	$8,779.5	$14,115.3

	Corporate Private Equity		Real Assets		Global Credit		Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Balance sheet information
Investments	$53,473.6	$46,448.0	$27,236.0	$27,717.9	$5,931.9	$5,417.5	$20,575.4	$17,333.9	$107,216.9	$96,917.3
Total assets	$55,944.8	$48,045.2	$28,596.1	$29,141.5	$6,404.6	$5,699.6	$20,393.0	$17,411.5	$111,338.5	$100,297.8
Debt	$5,571.2	$5,444.1	$3,114.8	$3,093.1	$1,232.8	$738.4	$19.3	$252.8	$9,938.1	$9,528.4
Other liabilities	$628.2	$490.2	$573.4	$278.0	$164.8	$103.0	$449.8	$317.0	$1,816.2	$1,188.2
Total liabilities	$6,199.4	$5,934.3	$3,688.2	$3,371.1	$1,397.6	$841.4	$469.1	$569.8	$11,754.3	$10,716.6
Partners’ capital	$49,745.4	$42,110.9	$24,907.9	$25,770.4	$5,007.0	$4,858.2	$19,923.9	$16,841.7	$99,584.2	$89,581.2

Strategic Investment in Fortitude Re (f/k/a DSA Re)

On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”) (the “Transaction”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”, f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities.
Pursuant to the Membership Interest Purchase Agreement, the Company entered into a strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

reinsured, committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Re, together with AIG and its affiliates, fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the transaction, the Company may be entitled to certain payments from AIG based on the commitment shortfall and assumed customary fee rates.
The Company paid $381 million in cash at closing (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Holdings is unable to distribute a planned non-pro rata dividend to AIG by May 2020, then the Initial Purchase Price may be adjusted upward by up to $100 million (of which $80 million would be payable in May 2020 and the remaining $20 million would be payable following December 31, 2023) to account for the increased value of Fortitude Holdings’ equity. AIG has also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Company in respect of certain adverse reserve developments in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Company’s investment. The Company incurred approximately $17.9 million in transaction costs, which are included in the carrying value of the investment.
In connection with the Transaction, the Company also entered into an operating agreement that governs its rights and obligations as an equity holder of Fortitude Holdings and entitles the Company to customary minority protections contingent upon the Company maintaining agreed ownership percentages of Fortitude Holdings.
The Company’s investment is accounted for under the equity method of accounting and the investment is included in the Global Credit segment. Separately, income from the assets to be managed by the Company is included in the segment of the relevant investment fund. The Company’s net investment earnings (loss) from its investment are included in principal investment income in the consolidated statements of operations.
On November 25, 2019, the Company signed an agreement for a new Carlyle-affiliated investment fund to acquire a 51.6% ownership interest in Fortitude Holdings from AIG, which is expected to close in mid-2020. At closing, the Company will transfer its existing 19.9% stake in Fortitude Holdings to the investment fund, and the Company’s investment will become an ownership interest in the fund. Taken together, upon closing, the Company and its fund investors will have a 71.5% ownership interest in Fortitude Holdings. Subsequent to closing, the Company will record its investment at the net asset value of its interest in the fund.

As of December 31, 2019 and 2018, the Company’s investment in Fortitude Holdings is $1,200.9 million and $460.2 million respectively. The Company’s earnings from its investment for the year ended December 31, 2019 and 2018 were $722.9 million and $57.9 million, respectively, which represents 19.9% of Fortitude Holdings’ estimated net income for the respective periods. These amounts are inclusive of $582.0 million and $46.2 million, respectively, of unrealized gains related to the change in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”).
Estimated summarized financial information of Fortitude Holdings is presented below:

	As of December 31,
	2019	2018
	(Dollars in millions)
Investments	$44,351.0	$40,595.0
Total assets	$44,521.0	$41,183.0
Insurance liabilities	$37,215.0	$38,341.0
Other liabilities	$1,450.0	$717.0
Total liabilities	$38,665.0	$39,058.0
Shareholders' equity	$5,856.0	$2,125.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

For the Year Ended December 31,
2019
(Dollars in millions)
Revenues	$2,358.0
Expenses	1,899.0
Operating income	459.0
Investment gains (losses)	246.0
Change in value of funds withheld embedded derivative	3,703.0
Change in value of other investments	204.0
Income tax expense	970.0
Net income	$3,642.0

Fortitude Holdings’ revenues, expenses and net loss for the three months ended December 31, 2018 were $583.0 million, $484.0 million and $(211.0) million, respectively. The Company’s period of ownership in Fortitude Re during 2018 was November 13, 2018 through December 31, 2018. Fortitude Holdings’ estimated net income for this period was $291.0 million.
Strategic Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds. The Company accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Real Assets segment. These interests entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company’s investments in NGP as of December 31, 2019 and December 31, 2018 are as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Investment in NGP Management	$383.6	$394.6
Investments in NGP general partners - accrued performance allocations	—	151.0
Principal investments in NGP funds	67.9	77.6
Total investments in NGP	$451.5	$623.2

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XI, NGP XII and NGP X during the years ended December 31, 2019 and 2018, and NGP XI and NGP X during the year ended December 31, 2017.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Management fee-related revenues from NGP Management	$97.8	$96.0	$80.5
Expenses related to the investment in NGP Management	(10.5)	(13.1)	(54.0)
Amortization of basis differences from the investment in NGP Management	(5.7)	(7.1)	(8.5)
Net investment income from NGP Management	$81.6	$75.8	$18.0

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $8.5 million, $14.2 million and $21.3 million as of December 31, 2019, 2018 and 2017, respectively; these differences are amortized over a period of 10 years from the initial investment date.

Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income from equity method investments rather than performance allocations. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $(151.0) million, $7.9 million and $98.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its consolidated statements of operations of $(9.0) million and $12.1 million for the years ended December 31, 2019 and 2017, respectively. The net investment loss related to principal investment income for the year ended December 31, 2018 was not significant.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of December 31, 2019 and 2018 primarily consisted of $505.2 million and $451.7 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Performance allocations
Realized	$354.8	$693.8	$1,062.8
Unrealized	444.3	(70.9)	995.8
	799.1	622.9	2,058.6
Principal investment income from equity method investments (excluding performance allocations)
Realized	189.5	122.9	68.1
Unrealized	585.4	66.4	158.3
	774.9	189.3	226.4
Principal investment income (loss) from investments in CLOs and other investments
Realized	1.0	1.5	2.3
Unrealized	(6.6)	(4.5)	3.3
	(5.6)	(3.0)	5.6
Total	$1,568.4	$809.2	$2,290.6

The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity	$248.8	$291.4	$1,629.6
Real Assets	301.6	148.4	265.2
Global Credit	38.5	9.1	21.3
Investment Solutions	210.2	174.0	142.5
Total	$799.1	$622.9	$2,058.6

Approximately 34%, or $273.6 million, of performance allocations for the year ended December 31, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) – $239.0 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) – $158.5 million,
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) – $83.5 million, and
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) – $(82.9) million.
Additionally, $(110.9) million in total revenue was recognized in our investment in NGP XI for the year ended December 31, 2019.
Approximately 32%, or $201.7 million, of performance allocations for the year ended December 31, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) – $277.0 million,
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) – $(208.0) million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) – $173.9 million,

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) – $140.4 million,
•Carlyle International Energy Partners, L.P. (Real Assets segment) – $122.7 million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) – $87.2 million, and
•Carlyle Realty Partners V, L.P. (Real Assets segment) – $(58.0) million.
Approximately 62%, or $1,273.2 million, of performance allocations for the year ended December 31, 2017 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners V, L.P. (Corporate Private Equity segment) – $335.1 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) – $844.5 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) – $381.8 million.
Carlyle’s principal investment income (loss) from its equity-method investments consists of:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Corporate Private Equity	$25.7	$22.9	$64.8
Real Assets	19.5	102.1	151.7
Global Credit (inclusive of earnings from Fortitude Re)	718.2	55.8	1.7
Investment Solutions	11.5	8.5	8.2
Total	$774.9	$189.3	$226.4

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary, as well as the newly formed renewable energy fund. During the year ended December 31, 2019, the Company formed five new CLOs for which the Company is not the primary beneficiary. Furthermore, during the year ended December 31, 2019, the Company consolidated one CLO and deconsolidated two CLOs as a result of a change in the Company’s direct interest in the CLOs.

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2019	2018	2019	2018
	(Dollars in millions)
United States
Equity securities:
Renewable Energy	$17.8	$—	0.36%	—%
Total equity securities (cost of $19.1 and $0 at December 31, 2019 and 2018, respectively)	17.8	—	0.36%	—%
Assets of the CLOs:
Bonds	37.0	75.3	0.74%	1.42%
Equity	1.1	—	0.02%	—%
Loans	1,510.6	1,621.3	30.17%	30.67%
Total assets of the CLOs (cost of $1,585.3 and $1,720.4 at December 31, 2019 and 2018, respectively)	1,548.7	1,696.6	30.93%	32.09%
Total United States	$1,566.5	$1,696.6	31.29%	32.09%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Europe
Assets of the CLOs:
Bonds	$532.5	$610.3	10.63%	11.54%
Equity	0.5	—	0.01%	—%
Loans	2,671.9	2,804.1	53.36%	53.04%
Total assets of the CLOs (cost of $3,277.3 and $3,483.2 at December 31, 2019 and 2018, respectively)	3,204.9	3,414.4	64.00%	64.58%
Total Europe	$3,204.9	$3,414.4	64.00%	64.58%
Global
Assets of the CLOs:
Bonds	$4.5	$4.5	0.09%	0.09%
Loans	231.4	171.1	4.62%	3.24%
Total assets of the CLOs (cost of $237.0 and $176.4 at December 31, 2019 and 2018, respectively)	235.9	175.6	4.71%	3.33%
Total Global	$235.9	$175.6	4.71%	3.33%
Total investments of Consolidated Funds (cost of $5,118.7 and $5,380.1 at December 31, 2019 and 2018, respectively)	$5,007.3	$5,286.6	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Interest income from investments	$192.3	$207.2	$167.3
Other income	6.9	7.3	10.4
Total	$199.2	$214.5	$177.7

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(18.9)	$(108.8)	$27.0
(Losses) gains from liabilities of CLOs	(5.0)	113.3	61.4
Total	$(23.9)	$4.5	$88.4

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Realized losses	$(14.2)	$(4.9)	$(54.0)
Net change in unrealized gains (losses)	(4.7)	(103.9)	81.0
Total	$(18.9)	$(108.8)	$27.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

6.     Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in millions)
Acquired contractual rights	$103.0	$104.1
Acquired trademarks	1.1	1.1
Accumulated amortization	(57.9)	(43.2)
Finite-lived intangible assets, net	46.2	62.0
Goodwill	16.1	15.3
Intangible assets, net	$62.3	$77.3

As of December 31, 2019 and 2018, goodwill consisted of $5.5 million and $4.6 million, respectively, associated with the Company’s Global Credit segment in connection with the Company’s acquisition of Carlyle Aviation Partners. Refer to Note 3 for information related to this acquisition. The remaining $10.6 million and $10.7 million, respectively, of goodwill is associated with the Company’s Investment Solutions segment.

As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the years ended December 31, 2019, 2018 and 2017.
The fair value determinations were based on a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market (discount rates generally ranging from 19% to 61%) and thus represented Level III measurements as defined in the accounting guidance for fair value measurements.
Intangible asset amortization expense was $15.5 million, $10.0 million and $10.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.
The following table summarizes the expected amortization expense for 2020 through 2024 and thereafter (Dollars in millions):

2020	$14.5
2021	10.0
2022	6.1
2023	3.9
2024	3.9
Thereafter	7.7
$46.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

7.    Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	As of December 31,
	2019		2018
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Senior Credit Facility Term Loan	$—	$—	$25.0	$24.9
Global Credit Revolving Credit Facility	35.8	35.8	—	—
CLO Borrowings (See below)	324.9	324.0	309.9	309.9
3.875% Senior Notes Due 2/01/2023	250.0	249.3	250.0	249.0
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.8	350.0	345.7
3.500% Senior Notes Due 9/19/2029	425.0	420.7	—	—
Promissory Note Due 7/15/2019	—	—	20.2	20.2
Total debt obligations	$1,985.7	$1,976.3	$1,555.1	$1,550.4

Senior Credit Facility
As of December 31, 2019, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at December 31, 2019, the interest rate was 3.01%). The Company made no borrowings under the senior credit facility during the years ended December 31, 2019 and 2018 and there was no amount outstanding under the revolving credit facility at December 31, 2019. During the year ended December 31, 2017, the Company borrowed and repaid in full $250.0 million under the revolving credit facility. Interest expense under the senior credit facility was not significant for the years ended December 31, 2019, 2018 and 2017. Prior to its amendment and restatement on February 11, 2019, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. In connection with the amended and restated agreement, the size of the revolving credit facility increased from $750.0 million to $775.0 million, the outstanding term loan of $25.0 million was repaid and the maturity date was extended from May 5, 2020 to February 11, 2024. The fair value of the outstanding balance of the term loan at December 31, 2018 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, and a $125.0 million line of credit with a three-year term. The revolving line of credit was extended by one year in December 2019. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%.
During the year ended December 31, 2019 the Company borrowed $92.7 million and repaid $56.9 million, under the credit facility. As of December 31, 2019, there was $35.8 million outstanding under this facility, which was repaid in January 2020. Interest expense was not significant for the year ended December 31, 2019. The Company made no borrowings under the facility during the period from December 17, 2018 through December 31, 2018, and there was no amount outstanding under the facility as of December 31, 2018.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

CLO Term Loans
For certain CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Company’s outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2019	Borrowing Outstanding December 31, 2018	Maturity Date (1)	Interest Rate as of December 31, 2019
February 28, 2017	$75.3	$77.0	November 17, 2031	2.33%	(2)
April 19, 2017	22.9	22.9	April 22, 2031	3.90%	(3) (15)
June 28, 2017	22.9	23.0	July 22, 2031	3.89%	(4) (15)
July 20, 2017	—	24.4	April 21, 2027	N/A	(5) (15)
August 2, 2017	22.8	22.8	July 23, 2029	3.77%	(6) (15)
August 2, 2017	19.5	19.9	August 3, 2022	1.75%	(7)
August 14, 2017	22.6	22.5	August 15, 2030	3.76%	(8) (15)
November 30, 2017	22.7	22.7	January 16, 2030	3.73%	(9) (15) (17)
December 6, 2017	19.1	19.1	October 16, 2030	3.65%	(10) (15) (17)
December 7, 2017	20.8	21.1	January 19, 2029	3.37%	(11) (15) (17)
January 30, 2018	19.2	19.2	January 22, 2030	3.59%	(12) (15) (17)
March 1, 2018	15.3	15.3	January 15, 2031	3.55%	(13) (15) (17)
March 15, 2019	20.8	—	March 15, 2032	2.62%	(14)
August 20, 2019	21.0	—	August 15, 2032	2.52%	(16)
	$324.9	$309.9

(1)     Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)    Outstanding borrowing of €67.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurs interest at LIBOR plus 1.536%. This term loan was paid off in July 2019.

(6)	Incurs interest at LIBOR plus 1.808%.

(7)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Company.

(8)	Incurs interest at LIBOR plus 1.848%.

(9)	Incurs interest at LIBOR plus 1.7312%.

(10)	Incurs interest at LIBOR plus 1.647%.

(11)	Incurs interest at LIBOR plus 1.365%.
(12) Incurs interest at LIBOR plus 1.624%
(13) Incurs interest at LIBOR plus 1.552%

(14)	Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage and 0.08% class A-1 periodic adjustment rate up to €54,120.
(15) Term loan issued under master credit agreement.
(16) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(17) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2019, 2018 and 2017 was $11.4 million, $10.5 million, and $4.0 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2019 and 2018 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

European CLO Financing - February 28, 2017

On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €67.1 million term loan ($75.3 million at December 31, 2019) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at December 31, 2019).

Master Credit Agreement - Term Loans

In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution provided term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which is due quarterly. CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020. Outstanding CLO term loans will mature at each respective borrowing’s maturity date.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2019, €64.8 million of the CLO Financing Facility remained available.
Each transaction entered into under the CLO Financing Facility provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facility, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facility and offset amounts it owes in respect of any one transaction against collateral, if any, or other amounts it has received in respect of any other transactions under the CLO Financing Facility; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facility, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facility may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
The repurchase agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. The Company minimizes the credit risk associated with these activities by monitoring counterparty credit exposure and collateral values. Other than margin requirements, the Company is not subject to additional terms or contingencies which would expose the Company to additional obligations based upon the performance of the securities pledged as collateral.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

    Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

	Aggregate Principal Amount			Interest Expense
		Fair Value (1) As of December 31,		For The Years Ended December 31,
		2019	2018	2019	2018	2017
3.875% Senior Notes Due 2/1/2023 (2),(6)	$250.0	$262.8	$255.5	$9.9	$17.2	$19.8
5.625% Senior Notes Due 3/30/2043 (3)	600.0	713.4	604.1	33.7	33.7	33.7
5.650% Senior Notes Due 9/15/2048 (4)	350.0	424.0	354.4	19.9	5.9	—
3.500% Senior Notes Due 9/19/2029 (5)	425.0	430.2	—	4.2	—	—
				$67.7	$56.8	$53.5

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
(4) Issued in September 2018 at 99.914% of par.
(5) Issued in September 2019 at 99.841% of par.
(6) In September 2018, the Company completed a tender offer to re-purchase $250.0 million in aggregate principal amount of the 3.875% senior notes. As a result of this repurchase, the Company recognized $6.9 million of costs in interest expense and $0.9 million of costs in general, administrative and other expenses upon early extinguishment of the debt.
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
Promissory Notes
Promissory Note Due January 1, 2022
On January 1, 2016, the Company issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Company and BNRI as part of the Company’s strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50%. In September 2018, the Company prepaid the $108.8 million outstanding promissory note, plus $1.2 million of accrued and unpaid interest. Interest expense on the promissory note was not significant for the years ended December 31, 2018 and 2017.

Promissory Notes Due July 15, 2019

In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (disclosed in Note 9), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the years ended December 31, 2019, 2018 and 2017.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2019.

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
As of December 31, 2019 and 2018, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,534.3	$4,446.4	1.87%		10.78
Subordinated notes, preferred shares, and other	214.9	238.8	N/A	(1)	10.90
Total	$4,749.2	$4,685.2

	As of December 31, 2018
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,723.4	$4,607.2	1.94%		10.70
Subordinated notes, preferred shares, and other	178.5	232.9	N/A	(1)	9.95
Total	$4,901.9	$4,840.1

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2019 and 2018, the fair value of the CLO assets was $5.2 billion and $5.5 billion, respectively.

8.    Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2019	2018
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,038.2	$1,843.6
Accrued bonuses	265.1	246.8
Employment-based contingent cash consideration	31.4	0.8
Other	161.8	131.1
Total	$2,496.5	$2,222.3

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Realized	$219.1	$363.8	$520.7
Unrealized	217.6	12.5	467.6
Total	$436.7	$376.3	$988.3

Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2019 and 2018, the benefit obligation of those pension plans totaled approximately $87.4 million and $73.8 million, respectively. As of December 31, 2019 and 2018, the fair value of the plans’ assets was approximately $59.6 million and $53.8 million, respectively. At December 31, 2019 and 2018, the Company recognized a liability of $27.8 million and $20.0 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2019, 2018 and 2017, the net periodic benefit cost recognized was $3.6 million, $3.1 million and $4.2 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements. No other employees of the Company are covered by defined benefit pension plans.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

9.    Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2019 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$2,378.7
Real Assets	972.2
Global Credit	412.5
Investment Solutions	100.5
Total	$3,863.9

Of the $3.9 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. Additionally, as of December 31, 2019 certain subsidiaries of the Company had $53.5 million in commitments related to the origination and syndication of loans and securities under the Carlyle Capital Solutions platform. In January 2020, a majority of those loans and securities were sold to third-party investors.
Guaranteed Loans
In December 2019, the Company entered into an agreement with a financial institution pursuant to which the Company provided a $130.0 million guarantee on a revolving credit facility for a fund in the Real Assets segment. The outstanding balance is secured by uncalled capital commitments of the fund’s limited partners. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements.
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrued interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 3.75% and 4.05%, respectively, as of December 31, 2019). The aggregate Program limit of loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of December 31, 2019, approximately $10.1 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements.
The Company is party to an agreement with a financial institution pursuant to which the Company is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility, which was replaced by the Program, renewed on an annual basis, allowed for annual incremental borrowings up to an aggregate of $11.3 million, and accrued interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly. Subsequent to September 3, 2019, no incremental borrowings are allowed under the facility, and the remaining balance was substantially transferred to the Program. As of December 31, 2019 and 2018, approximately $1.5 million and $10.3 million, respectively, was outstanding under the credit facility and payable by the employees. The amount funded by the Company under this guarantee was not material.
Certain consolidated subsidiaries of the Company are the guarantor of revolving credit facilities for certain funds in the Investment Solutions segment.  The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $10.6 million as of December 31, 2019.  The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $22.2 million at December 31, 2019, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2019. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has recorded $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals for both December 31, 2019 and 2018, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $164.4 million and $176.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2019 and 2018, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2019, approximately $14.1 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $8.1 million.
During the year ended December 31, 2019, the Company paid $41.3 million to satisfy giveback obligations related to two of its Legacy Energy funds. Approximately $22.1 million of these obligations was paid by current and former senior Carlyle professionals and $19.2 million by Carlyle Holdings.
If, at December 31, 2019, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its headquarters in Washington, D.C. These leases have remaining lease terms of 1 year to 15 years, some of which include options to extend for up to 5 years and some of which include an option to terminate the leases within 1 year. The Company also has operating leases for office equipment and vehicles, which are not significant.
In June 2018, the Company entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Company exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Company will be relocating one of its New York City offices in late 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Company incurred a charge of $63.5 million (including transaction costs) during 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in 2021. This charge (excluding $3.5 million of transaction costs paid) was accounted for as a lease incentive, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, since the lease has not yet commenced.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

Year Ended December 31,
2019
Operating lease cost	$48.9
Sublease income	(2.3)
Total operating lease cost	$46.6

Cash paid for amounts included in the measurement of operating lease liabilities	$61.3

Weighted-average remaining lease term	9.8
Weighted-average discount rate	5.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2020	$56.9
2021	47.3
2022	56.5
2023	52.0
2024	50.6
Thereafter	438.4
Total lease payments	$701.7
Less payments for leases that have not yet commenced	(328.8)
Less imputed interest	(84.7)
Total lease liabilities	$288.2

Rent expense was approximately $48.9 million, $51.3 million and $56.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Legal Matters
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued. The Company believes that the matters described below are without merit.
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. That appeal is pending. The Attorney General may also separately pursue its own recovery from defendants in the action.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. A hearing before the Guernsey appellate court took place from October 8 through October 18, 2018. On April 12, 2019, the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. A hearing on Plaintiff’s appeal has been scheduled for October 5-8, 2020. To date, the Company has received approximately £23.3 million ($30.9 million as of December 31, 2019) from the plaintiff as a deposit towards their obligation to reimburse the Company for legal fees and expenses incurred to defend against the claims. The Company has not recognized income in respect of the reimbursement as of December 31, 2019, as such amount is subject to adjustment pending a final determination of the correct reimbursement amount.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Company paid the remaining approximately €75 million in its capacity as a guarantor. The Company appealed the decision of the French tax court. In December 2017, the French appellate court reversed the earlier tax court opinion and awarded the Company a refund of the full €105 million of tax and penalties (inclusive of amounts paid by CEREP I) and awarded interest on the refund of €12.5 million, before tax. The French tax authorities appealed the decision. The parties agreed to settle this matter by reducing the tax claim to €37.1 million of French tax and interest. The remaining €80.5 million will be retained by the Company and CEREP I. Accordingly, the Company recognized $71.5 million in principal investment income during the year ended December 31, 2019.
The Company currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Company routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Company or its personnel.

During 2017, the Company entered into settlement and purchase agreements with investors in a hedge fund and two structured finance vehicles managed by Vermillion related to investments of approximately $400 million in petroleum commodities that the Company believes were misappropriated by third parties outside the U.S. During the fourth quarter of

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

2018, the Company reached an agreement with the primary underwriters in the marine cargo insurance policies for $55 million, of which the Company recognized approximately $32 million in insurance proceeds during the year ended December 31, 2018, with the remaining proceeds to be distributed to former investors. Although additional recovery efforts continue, there is no assurance that the Company will be successful in any of these efforts and the Company will not recognize any amounts in respect of such recoveries until such amounts are probable of payment.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Company’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2019, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
The Company and the funds make investments outside of the United States. Investments outside the United States may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the Company or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the Company’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.
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
The Company considers cash, cash equivalents, securities, receivables, equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 7.

10.    Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in millions)
Accrued incentive fees	$8.2	$7.1
Unbilled receivable for giveback obligations from current and former employees	1.4	1.4
Notes receivable and accrued interest from affiliates	10.5	14.4
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	253.8	418.2
Total	$273.9	$441.1

Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of December 31, 2019. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in millions)
Due to non-consolidated affiliates	$65.6	$27.6
Amounts owed under the tax receivable agreement	107.3	101.9
Deferred consideration for Carlyle Holdings units	332.7	—
Other	36.5	44.5
Total	$542.1	$174.0

The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Company of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

well as certain unit exchanges by senior Carlyle professionals prior to the Conversion (see Note 14). Deferred consideration for Carlyle Holdings units relates to the obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30 each beginning January 31, 2020. The obligation is initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $8.1 million, $8.4 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.
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
Carried interest income from certain funds can be distributed to senior Carlyle professionals and employees on a current basis, but is subject to repayment by the subsidiary of the Company that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. Individual recipients of realized carried interest typically sign a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Such guarantees are several and not joint and are limited to a particular individual’s distributions received.
The Company does business with some of its portfolio companies; all such arrangements are on a negotiated basis.
Substantially all revenue is earned from affiliates of Carlyle.

11.    Income Taxes
Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. will be subject to U.S. federal (and state and local) corporate income taxes. The tax effect of the change in tax status of the enterprise will be reflected beginning in 2020, and the results through December 31, 2019 reflect the Company’s pre-Conversion status as a partnership.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act included numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of the reduction of the federal corporate income tax rate, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 using the newly enacted rate. The revaluation resulted in the recognition of additional provision for income taxes of approximately $113.0 million in the year ended December 31, 2017. The Company will continue to evaluate the impact of any future authoritative guidance under the Act.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Current
Federal income tax	$1.0	$2.5	$(6.2)
State and local income tax	1.2	0.2	(0.2)
Foreign income tax	30.1	40.6	38.8
Subtotal	32.3	43.3	32.4
Deferred
Federal income tax	4.5	(13.4)	106.2
State and local income tax	(0.3)	(1.7)	(2.7)
Foreign income tax	12.5	3.1	(11.0)
Subtotal	16.7	(12.0)	92.5
Total provision for income taxes	$49.0	$31.3	$124.9

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.
A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$11.9	$11.9
Federal net operating loss carry forward	25.6	25.5
State net operating loss carry forwards	9.4	9.7
Capital loss carry forward	1.6	9.9
Tax basis goodwill and intangibles	105.6	105.1
Depreciation and amortization	16.1	14.0
Deferred restricted common unit compensation	8.5	14.7
Deferred consideration for Carlyle Holdings units (see Note 10)	79.9	—
Lease payable	17.2	—
Accrued compensation	44.1	43.5
Basis difference in investments	17.9	8.9
Other	45.9	44.6
Deferred tax assets before valuation allowance	383.7	287.8
Valuation allowance	(25.7)	(28.7)
Total deferred tax assets	$358.0	$259.1
Deferred tax liabilities (1)
Intangible assets	$1.9	$3.7
Unrealized appreciation on investments	136.2	125.3
Lease assets	15.0	—
Total deferred tax liabilities	$153.1	$129.0
Net deferred tax assets (liabilities)	$204.9	$130.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(1)
As of December 31, 2019 and 2018, $87.9 million and $64.7 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Company’s balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.

As of December 31, 2019, the Company has a federal net operating loss carry forward of approximately $122.1 million and cumulative net operating loss carry forwards of approximately $232.6 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, a portion of the federal and state carry forwards will expire in 2037 and years forward and 2020 and years forward, respectively. The federal net operating loss generated in 2018 and years forward of approximately $22.7 million may be utilized up to 80% of taxable income in any tax year and are available for indefinite carry forward. As of December 31, 2019, the Company has a capital loss carry forward of approximately $6.9 million which will be available to offset future capital gains. If not used, a portion of the capital loss carry forward will expire in 2023. As of December 31, 2019, the Company had a federal tax credit (“FTC”) carryforward of $11.9 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized a portion will expire in 2023 and years forward.

The Company had $270.1 million and $194.4 million in deferred tax assets as of December 31, 2019 and 2018, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Company, temporary differences between the financial statement and tax bases of accrued compensation and depreciation on lower-tier partnerships, and the tax benefit on the deferred consideration of payments to private unitholders. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. In prior years, a subsidiary of the Company subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of its net operating losses and the entity’s deferred tax assets and determined that it is more likely than not that the Company will not realize these tax assets. Additionally, the Company determined that a portion of the U.S. federal FTC carryforward earned in 2013 and forward will not ultimately be realized due to federal limitations on FTC utilization. As of December 31, 2019 and 2018, the Company has established a valuation allowance of $25.7 million and $28.7 million, respectively, for these items. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2019.
The Company had deferred tax liabilities of $65.2 million and $64.3 million at December 31, 2019 and 2018, respectively, which primarily relate to unrealized appreciation on the Company’s investments in the Netherlands. The deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Company’s investment in Carlyle Holdings and intangible assets recorded as part of the Company’s business acquisitions.
The Company’s income tax expense was $49.0 million, $31.3 million and $124.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.00%	21.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(19.05)%	(20.85)%	(31.55)%
Reduction in U.S. corporate tax rate	—%	—%	7.77%
Unvested Carlyle Holdings partnership units and other compensation	—%	0.54%	1.45%
Foreign income taxes	2.29%	8.25%	0.12%
State and local income taxes	0.41%	(0.63)%	(0.19)%
Valuation allowance impacting provision for income taxes	(0.26)%	0.24%	0.07%
Other adjustments	(0.42)%	0.14%	(1.64)%
Effective income tax rate(2)	3.97%	8.69%	11.03%

(1)
Through December 31, 2019 the Company was organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. The Conversion is effective January 1, 2020 and all income before provision for income taxes attributable to the Company is subject to U.S federal, state and local corporate income tax.

(2)
The effective income tax rate is calculated on income before provision for income taxes. The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is attributable to the Company’s taxable subsidiaries.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded a liability for uncertain tax positions of $15.1 million and $13.1 million as of December 31, 2019 and 2018, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $5.0 million and $4.2 million as of December 31, 2019 and 2018, related to interest and penalties associated with uncertain tax positions. If recognized, $14.0 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Balance at January 1	$8.9	$8.9	$13.0
Additions for tax positions of prior years	1.9	0.2	1.6
Reductions due to lapse of statute of limitations	(0.7)	(0.2)	(5.7)
Balance at December 31	$10.1	$8.9	$8.9

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2019, the Company’s U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

12.    Non-controlling Interests in Consolidated Entities

The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$0.1	$1.2
Non-Carlyle interests in majority-owned subsidiaries	324.5	337.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	8.9	(14.1)
Non-controlling interests in consolidated entities	$333.5	$324.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$10.0	$(5.3)	$12.0
Non-Carlyle interests in majority-owned subsidiaries	20.6	36.4	41.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	6.0	2.8	19.2
Non-controlling interests in income of consolidated entities	$36.6	$33.9	$72.5

13.    Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common units	$345,300,000	$345,300,000	$92,900,000	$92,900,000	$238,100,000	$238,100,000
Weighted-average common units outstanding	113,082,733	122,632,889	104,198,089	113,389,443	92,136,959	100,082,548
Net income per common unit	$3.05	$2.82	$0.89	$0.82	$2.58	$2.38

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	113,082,733	113,082,733	104,198,089	104,198,089	92,136,959	92,136,959
Unvested deferred restricted common units	—	8,681,760	—	8,336,661	—	7,347,645
Contingently issuable common units and Carlyle Holdings partnership units	—	868,396	—	854,693	—	597,944
Weighted-average common units outstanding	113,082,733	122,632,889	104,198,089	113,389,443	92,136,959	100,082,548

The Company applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are issuable and contingently issuable Carlyle Holdings partnership units and common units associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting deferred restricted common units. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2019, 2018 and 2017 represent the end of the contingency period.
The Company applies the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. The Company applies the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common units represented by the unvested Carlyle Holdings partnership units.
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Company considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,213,627 of vested Carlyle Holdings partnership units and 3,565 of unvested Carlyle Holdings partnership units for the year ended December 31, 2019 were antidilutive, and therefore have been excluded.
For the year ended December 31, 2018, 230,266,308 of vested Carlyle Holdings partnership units and 2,140,224 of unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2017, 227,275,453 of vested Carlyle Holdings partnership units and 2,579,831 of unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

14.    Equity

Preferred Unit Issuance and Redemption
On September 13, 2017, the Company issued 16,000,000 of 5.875% Series A Preferred Units (the “Preferred Units”) for gross proceeds of $400.0 million, or $387.5 million, net of issuance costs and expenses.

Distributions on the Preferred Units were payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2017, when, as and if declared by the Board of Directors, at a rate per annum of 5.875%. Distributions on the Preferred Units were discretionary and non-cumulative.

On October 7, 2019, the Company redeemed the Preferred Units in full pursuant to the tax redemption provisions of the Preferred Units at a price of $25.339757 per unit, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding, the redemption date.
Unit Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units, inclusive of amounts remaining under the February 2016 repurchase program described below. Under this repurchase program, which was effective January 1, 2019, shares of common units could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. During the year ended December 31, 2019, the Company paid an aggregate of $34.5 million to repurchase and retire 1,628,851 units with all of the repurchases done via open market and brokered transactions. As part of the Conversion, in January 2020 the Board of Directors of the Company re-authorized the December 2018 repurchase program, under which $165.5 million is remaining as of December 31, 2019. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
In February 2016, the Board of Directors of the Company authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. During the year ended December 31, 2018, the Company paid an aggregate of $107.5 million to repurchase and retire 4,947,385 units with all of the repurchases done via open market and brokered transactions. From inception of this program through December 31, 2018, the Company paid an aggregate of $166.6 million to repurchase and retire 8,643,274 units.
Quarterly Unit Exchange Program
Beginning in the second quarter of 2017, current and former senior Carlyle professionals were able to exchange their Carlyle Holdings partnership units for common units on a quarterly basis, subject to the terms of the Exchange Agreement. During the year ended December 31, 2019, current and former senior Carlyle professionals exchanged 1,659,588 Carlyle Holdings partnership units for common units, resulting in a reallocation of capital of $14.2 million from non-controlling interests in Carlyle Holdings to partners’ capital and accumulated other comprehensive loss. None of Carlyle’s named executive officers participated in the quarterly unit exchange. Pursuant to the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged all Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Distributions
The table below presents information regarding the quarterly distributions on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share (1)	Dividend to Common Stockholders
		(Dollars in millions, except per unit data)
May 11, 2018	May 17, 2018	$0.27	$27.8
August 13, 2018	August 17, 2018	0.22	23.3
November 13, 2018	November 20, 2018	0.42	45.5
February 19, 2019	February 26, 2019	0.43	47.5
Total 2018 Dividend Year		$1.34	$144.1

May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
February 18, 2020	February 25, 2020	0.25	87.4
Total 2019 Dividend Year		$1.18	$194.8

(1) The dividend to common stockholders for Q4 2019 reflects the exchanged of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.

The Board of Directors will take into account general economic and business conditions, as well as the Company’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax and regulatory restrictions, other constraints on the payment of distributions by the Company to its common stockholders or by subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the Company’s credit facility provide certain limits on our ability to make distributions.

15.     Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Equity Incentive Plan. The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. The equity incentive plan was amended January 1, 2020 in connection with the conversion to reflect shares of the Company’s common stock. As of January 1, 2020, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 34,715,889.
Partnership Common Units
On August 1, 2013, the Company acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Company issued 914,087 common units to AlpInvest sellers who are employees of the Company that are subject to vesting conditions. These common units were unvested at grant and vested over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units was charged to equity-based compensation on a straight-line basis over the required service period. For the year ended December 31, 2017, the Company recorded $0.2 million in equity-based compensation expense associated with these awards, respectively. The remaining unvested common units vested on January 1, 2018 and the equity-based compensation expense for the year ended December 31, 2018 was not significant.
In connection with its strategic investment in NGP, the Company agreed to issue common units on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to issue common units on an annual basis with a value not to exceed based $10.0 million based on a prescribed formula, which

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

will vest over a 42-month period. Because the Company accounts for its investment in NGP under the equity method of accounting, the fair value of the units is recognized as a reduction to principal investment income. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $8.1 million, $8.1 million and $8.0 million, respectively, as a reduction to principal investment income related to these units.
Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units were held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vested ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units were charged to equity-based compensation expense on a straight-line basis over the required service period. The Company recorded equity-based compensation expense associated with these awards of $0.2 million, $55.8 million and $166.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. No tax benefits were recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units did not result in a tax deduction to the corporate taxpayers. As of December 31, 2019, all of these awards were vested.
In connection with the Company’s investment in NGP Management in December 2012, the Company issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. which vested ratably over a period of five years. The Company also issued 597,944 Carlyle Holdings partnership units to ECM Capital, L.P. that vested in 2017. The expense for these awards was recognized as a reduction to the Company’s investment income in NGP Management over the relevant service period.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which generally ranges from six months to three and a half years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that ranges from 0% to 40.0%, as these unvested awards do not participate in any distributions. The Company recorded compensation expense of $139.8 million, $184.0 million and $153.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, with $13.7 million, $16.6 million and $13.6 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2019, 2018 and 2017. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of the addition/(reduction) in deferred tax assets due to the equity-based compensation expense less the tax deduction for units that vested was $(4.7) million and $2.3 million for the years ended December 31, 2019 and 2018, respectively, and was not significant for the year ended December 31, 2017. As of December 31, 2019, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units is $165.5 million, which is expected to be recognized over a weighted-average term of 2.1 years.
The expense associated with the deferred restricted common units granted to NGP personnel are recognized as a reduction of the Company’s investment income in NGP Management. Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted common units granted to non-employees is charged to expense on a straight-line basis over the vesting period date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $6.0 million and $6.4 million for the years ended December 31, 2019 and 2018, respectively, and was not significant for the year ended December 31, 2017.
The vesting of deferred restricted common units creates taxable income for the Company’s employees in certain jurisdictions. Accordingly, the employees may elect to engage the Company’s equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.
In 2019, the Company granted approximately 6.2 million deferred restricted common units across a significant number of the Company’s employees. The total estimated grant-date fair value of these awards was approximately $97.5 million. The awards vest generally over various time periods, generally from six months to three and a half years from the date of grant.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2019 and a summary of changes from December 31, 2016 through December 31, 2019, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	17,240,000	$22.22	16,705,920	$19.21	38,911	$21.67
Granted	—	$—	8,260,455	$14.17	—	$—
Vested	8,707,671	$22.40	8,864,747	$19.63	31,129	$21.53
Forfeited	437,314	$22.00	582,037	$19.62	—	$—
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22
Granted	—	$—	12,907,610	$20.83	400,528	$24.97
Vested	8,085,628	$22.02	8,665,497	$17.42	7,782	$22.22
Forfeited	—	$—	638,004	$16.57	—	$—
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73	400,528	$24.97
Granted	—	$—	6,196,319	$15.73	547,973	$18.25
Vested	9,387	$28.26	9,903,260	$19.35	160,211	$24.97
Forfeited	—	$—	794,600	$17.82	—	$—
Balance, December 31, 2019	—	$—	14,622,159	$17.09	788,290	$20.30

(1) Includes common units issued in connection with the acquisition of the remaining 40% ownership in AlpInvest in 2013, which were fully vested on January 1, 2018, as well as units issued in connection with the Company’s strategic investment in NGP.
16.    Deconsolidation of a Real Estate Development Company
The Company, indirectly through certain Carlyle real estate investment funds, had an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company. During the year ended December 31, 2017, the Company disposed of its interests in Urbplan in a transaction with a third party. The third party acquired operational control and all of the economic interests in Urbplan in the transaction. Since the Company is no longer the primary beneficiary of Urbplan, Urbplan was deconsolidated from the Company’s financial results. The Company recorded a pre-tax loss upon deconsolidation of $65 million during the third quarter of 2017, which includes the impact of deconsolidation, the terms of the transaction with the third party and related reserves. The loss is recorded in interest and other expenses of a real estate VIE and loss on deconsolidation in the consolidated statements of operations. During the year ended December 31, 2017, prior to deconsolidation, the Company recorded $109.9 million in revenue and $138.0 million in interest and other expenses in the consolidated statement of operations related to UrbPlan.
17.     Segment Reporting
Carlyle conducts its operations through four reportable segments:
Corporate Private Equity – The Corporate Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital transactions that focus on a particular geography, industry or strategy.
Real Assets – The Real Assets segment is comprised of the Company’s operations that advise U.S. and international funds focused on real estate, infrastructure, and energy transactions.
Global Credit – The Global Credit segment advises a group of funds that pursue investment opportunities across various types of credit, including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, aircraft financing and servicing, and capital solutions.
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Company’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on cash-based compensation and benefits expense for each segment. The Company’s earnings from its investment in NGP are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Company (after consideration of amounts allocable to non-controlling interests) is presented within principal investment income in the Real Assets segment until the third quarter of 2017 when Urbplan was deconsolidated from the Company’s financial results (see Note 16).

Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Company’s industry and is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of the Company’s four reportable segments. Management also uses DE in budgeting, forecasting, and the overall management of the Company’s segments. Management believes that reporting DE is helpful to understanding the Company’s business and that investors should review the same supplemental financial measure that management uses to analyze the Company’s segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Company’s segment reported results and is used to assess performance.
     Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s four reportable segments as of and for the year ended December 31, 2019:

	December 31, 2019 and the Year Then Ended
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$767.8	$338.8	$307.2	$157.1	$1,570.9
Portfolio advisory fees, net and other	15.8	1.7	4.7	—	22.2
Transaction fees, net	12.7	8.7	9.9	—	31.3
Total fund level fee revenues	796.3	349.2	321.8	157.1	1,624.4
Realized performance revenues	121.7	180.1	1.8	70.7	374.3
Realized principal investment income (loss)	(3.3)	76.6	12.0	1.7	87.0
Interest income	6.0	2.7	14.2	1.5	24.4
Total revenues	920.7	608.6	349.8	231.0	2,110.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	371.7	138.9	185.2	96.3	792.1
Realized performance revenues related compensation	54.7	90.5	0.4	64.6	210.2
Total compensation and benefits	426.4	229.4	185.6	160.9	1,002.3
General, administrative, and other indirect expenses	140.8	74.4	78.9	37.2	331.3
Depreciation and amortization expense	23.1	9.0	9.9	6.2	48.2
Interest expense	33.6	13.2	27.0	7.9	81.7
Total expenses	623.9	326.0	301.4	212.2	1,463.5
Distributable Earnings	$296.8	$282.6	$48.4	$18.8	$646.6
(-) Realized net performance revenues	67.0	89.6	1.4	6.1	164.1
(-) Realized principal investment income (loss)	(3.3)	76.6	12.0	1.7	87.0
(+) Net interest	27.6	10.5	12.8	6.4	57.3
(=) Fee Related Earnings	$260.7	$126.9	$47.8	$17.4	$452.8
Segment assets as of December 31, 2019	$3,226.1	$1,770.9	$2,564.7	$1,226.2	$8,787.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s four reportable segments as of and for the year ended December 31, 2018:

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s four reportable segments for the year ended December 31, 2017:

	Year Ended December 31, 2017
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Company’s Total Assets and Income Before Provision for Income Taxes as of and for the years ended December 31, 2019 and 2018:

	December 31, 2019 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,110.1	$199.2	$1,067.7	(a)	$3,377.0
Expenses	$1,463.5	$165.6	$490.6	(b)	$2,119.7
Other income	$—	$(23.9)	$—	(c)	$(23.9)
Distributable earnings	$646.6	$9.7	$577.1	(d)	$1,233.4
Total assets	$8,787.9	$5,204.3	$(183.4)	(e)	$13,808.8

	December 31, 2018 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,185.9	$214.5	$26.8	(a)	$2,427.2
Expenses	$1,512.0	$213.3	$346.2	(b)	$2,071.5
Other income	$—	$4.5	$—	(c)	$4.5
Distributable earnings	$673.9	$5.7	$(319.4)	(d)	$360.2
Total assets	$7,470.7	$5,669.5	$(226.0)	(e)	$12,914.2
The following table reconciles the Total Segments to the Company’s Income Before Provision for Income Taxes for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,216.2	$177.7	$1,282.3	(a)	$3,676.2
Expenses	$1,546.2	$240.4	$845.7	(b)	$2,632.3
Other income	$—	$123.5	$(35.1)	(c)	$88.4
Distributable earnings	$670.0	$60.8	$401.5	(d)	$1,132.3

(a)
The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (including Fortitude Re), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Company’s share of Urbplan’s net losses as a component of principal investment income until Urbplan was deconsolidated during the third quarter of 2017, and the inclusion of tax expenses associated with certain performance revenues, as detailed below:

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Unrealized performance revenues	267.8	(42.7)	1,089.5
Unrealized principal investment income	590.9	48.8	73.0
Adjusted unrealized principal investment income from investment in Fortitude Re	140.9	11.7	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(16.2)	(18.9)	(53.7)
Tax expense associated with performance revenues	0.3	(4.9)	0.9
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	117.5	92.5	229.1
Elimination of expenses of Consolidated Funds	(33.5)	(59.7)	(56.5)
	1,067.7	26.8	1,282.3

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$1,624.4	$1,425.0	$1,140.0
Adjustments (1)	(148.2)	(153.0)	(113.1)
Carlyle Consolidated - Fund management fees	$1,476.2	$1,272.0	$1,026.9

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of certain incentive fees from business development companies and other credit products, management fees earned from consolidated CLOs which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Company, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, and unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, adjustments to reflect the Company’s share of Urbplan’s net losses as a component of principal investment income until Urbplan was deconsolidated during 2017, changes in the tax receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Unrealized performance revenues related compensation	$225.5	$7.4	$464.4
Equity-based compensation	151.5	252.2	365.1
Acquisition related charges and amortization of intangibles and impairment	52.0	22.3	35.7
Other non-operating (income) expense	1.3	1.1	(71.4)
Tax expense associated with performance revenues related compensation	(14.3)	(6.2)	(8.4)
Non-Carlyle economic interests in acquired business and other adjustments to present certain costs on a net basis	75.0	34.3	114.9
Reserve for litigation and contingencies	—	—	(25.0)
Lease assignment and termination costs	—	66.9	—
Debt extinguishment costs	0.1	7.8	—
Corporate conversion costs, severance and other adjustments	33.3	9.1	13.2
Elimination of expenses of Consolidated Funds	(33.8)	(48.7)	(42.8)
	$490.6	$346.2	$845.7

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Income before provision for income taxes	$1,233.4	$360.2	$1,132.3
Adjustments:
Net unrealized performance revenues	(42.3)	50.2	(625.2)
Unrealized principal investment income	(590.9)	(48.8)	(73.0)
Adjusted unrealized principal investment income from investment in Fortitude Re	(140.9)	(11.7)	—
Equity-based compensation (1)	151.5	252.2	365.1
Acquisition related charges, including amortization of intangibles and impairment	52.0	22.3	35.7
Other non-operating (income) expense (2)	1.3	1.1	(71.4)
Net (income) loss attributable to non-controlling interests in consolidated entities	(36.6)	(33.9)	(72.5)
Tax expense associated with performance revenues	(14.3)	(1.5)	(9.2)
Reserve for litigation and contingencies	—	—	(25.0)
Lease assignment and termination costs	—	66.9	—
Debt extinguishment costs	0.1	7.8	—
Corporate conversion costs, severance and other adjustments	33.3	9.1	13.2
Distributable Earnings	$646.6	$673.9	$670.0
Realized performance revenues, net of related compensation(3)	164.1	319.7	552.6
Realized principal investment income (loss)(3)	87.0	48.1	(25.8)
Net interest	57.3	44.3	48.8
Fee Related Earnings	$452.8	$350.4	$192.0

(1) Equity-based compensation for the years ended December 31, 2019, 2018 and 2017 includes amounts that are presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(2) Included in other non-operating (income) expense for the year ended December 31, 2017 is a $71.5 million adjustment for the revaluation of the tax receivable agreement liability as result of the passage of the Tax Cuts and Jobs Act of 2017.

(3)    See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

	Year Ended December 31, 2018
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$622.9	$59.5	$682.4
Performance revenues related compensation expense	376.3	(13.6)	362.7
Net performance revenues	$246.6	$73.1	$319.7
Principal investment income (loss)	$186.3	$(138.2)	$48.1

	Year Ended December 31, 2017
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,058.6	$(973.3)	$1,085.3
Performance revenues related compensation expense	988.3	(455.6)	532.7
Net performance revenues	$1,070.3	$(517.7)	$552.6
Principal investment income (loss)	$232.0	$(257.8)	$(25.8)

(4)
Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (vi) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, adjustments to reflect the Company’s share of Urbplan’s net losses as investment losses for the segment results until Urbplan was deconsolidated during the third quarter of 2017.

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total assets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Information by Geographic Location
Carlyle primarily transacts business in the United States and a significant amount of its revenues are generated domestically. The Company has established investment vehicles whose primary focus is making investments in specified geographical locations. The tables below present consolidated revenues and assets based on the geographical focus of the associated investment vehicle.

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2019
Americas(1)	$2,265.9	67%	$6,616.8	48%
EMEA(2)	815.3	24%	6,471.9	47%
Asia-Pacific(3)	295.8	9%	720.1	5%
Total	$3,377.0	100%	$13,808.8	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2018
Americas(1)	$1,596.0	66%	$5,555.9	43%
EMEA(2)	875.5	36%	6,791.6	53%
Asia-Pacific(3)	(44.3)	(2)%	566.7	4%
Total	$2,427.2	100%	$12,914.2	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2017
Americas(1)	$2,299.0	62%	$5,033.5	41%
EMEA(2)	837.6	23%	6,085.6	50%
Asia-Pacific(3)	539.6	15%	1,161.5	9%
Total	$3,676.2	100%	$12,280.6	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.

(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.

(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

18.    Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2019 and 2018 are presented below.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Dollars in millions)
Revenues	$1,087.0	$1,061.1	$768.6	$460.3
Expenses	602.5	528.3	505.3	483.6
Other income (loss)	(14.2)	9.2	(1.9)	(17.0)
Income (loss) before provision for income taxes	$470.3	$542.0	$261.4	$(40.3)
Net income (loss)	$446.3	$526.5	$252.0	$(40.4)
Net income (loss) attributable to The Carlyle Group L.P. common unitholders	$137.0	$148.2	$68.4	$(8.3)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$1.25	$1.34	$0.60	$(0.07)
Diluted	$1.18	$1.23	$0.55	$(0.08)
Distributions declared per common unit(2)	$0.43	$0.19	$0.43	$0.31

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Dollars in millions)
Revenues	$702.8	$893.6	$679.1	$151.7
Expenses	579.3	653.7	615.6	222.9
Other income (loss)	2.0	12.9	(2.9)	(7.5)
Income (loss) before provision for income taxes	$125.5	$252.8	$60.6	$(78.7)
Net income (loss)	$117.7	$241.2	$43.2	$(73.2)
Net income (loss) attributable to The Carlyle Group L.P. common unitholders	$33.8	$63.5	$11.6	$(16.0)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.34	$0.62	$0.11	$(0.15)
Diluted	$0.30	$0.56	$0.10	$(0.15)
Distributions declared per common unit(2)	$0.33	$0.27	$0.22	$0.42

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.

(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

19.    Subsequent Events
Dividends
In February 2020, the Board of Directors declared a dividend of $0.25 per common share to common stockholders of record at the close of business on February 18, 2020, payable on February 25, 2020.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

20.    Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of December 31, 2019 and 2018 and results of operations for the years ended December 31, 2019, 2018 and 2017. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$793.4	$—	$—	$793.4
Cash and cash equivalents held at Consolidated Funds	—	122.4	—	122.4
Restricted cash	34.6	—	—	34.6
Investments, including performance allocations of $3,855.6 million	6,982.7	—	(178.3)	6,804.4
Investments of Consolidated Funds	—	5,007.3	—	5,007.3
Due from affiliates and other receivables, net	279.0	—	(5.1)	273.9
Due from affiliates and other receivables of Consolidated Funds, net	—	74.4	—	74.4
Fixed assets, net	108.2	—	—	108.2
Lease right-of-use assets, net	203.8	—	—	203.8
Deposits and other	53.8	0.2	—	54.0
Intangible assets, net	62.3	—	—	62.3
Deferred tax assets	270.1	—	—	270.1
Total assets	$8,787.9	$5,204.3	$(183.4)	$13,808.8
Liabilities and partners’ capital
Debt obligations	$1,976.3	$—	$—	$1,976.3
Loans payable of Consolidated Funds	—	4,706.7	—	4,706.7
Accounts payable, accrued expenses and other liabilities	354.9	—	—	354.9
Accrued compensation and benefits	2,496.5	—	—	2,496.5
Due to affiliates	542.1	—	—	542.1
Deferred revenue	71.0	—	—	71.0
Deferred tax liabilities	65.2	—	—	65.2
Other liabilities of Consolidated Funds	—	316.1	—	316.1
Lease liabilities	288.2	—	—	288.2
Accrued giveback obligations	22.2	—	—	22.2
Total liabilities	5,816.4	5,022.8	—	10,839.2
Partners’ capital	703.8	61.7	(61.7)	703.8
Accumulated other comprehensive income (loss)	(84.5)	(0.1)	(0.6)	(85.2)
Non-controlling interests in consolidated entities	333.4	0.1	—	333.5
Non-controlling interests in Carlyle Holdings	2,018.8	119.8	(121.1)	2,017.5
Total partners’ capital	2,971.5	181.5	(183.4)	2,969.6
Total liabilities and partners’ capital	$8,787.9	$5,204.3	$(183.4)	$13,808.8

	As of December 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$629.6	$—	$—	$629.6
Cash and cash equivalents held at Consolidated Funds	—	247.5	—	247.5
Restricted cash	8.7	—	—	8.7
Corporate treasury investments	51.7	—	—	51.7
Investments, including performance allocations of $3,480.0 million	5,917.8	—	(220.3)	5,697.5
Investments of Consolidated Funds	—	5,286.6	—	5,286.6
Due from affiliates and other receivables, net	446.8	—	(5.7)	441.1
Due from affiliates and other receivables of Consolidated Funds, net	—	135.4	—	135.4
Fixed assets, net	95.1	—	—	95.1
Deposits and other	49.3	—	—	49.3
Intangible assets, net	77.3	—	—	77.3
Deferred tax assets	194.4	—	—	194.4
Total assets	$7,470.7	$5,669.5	$(226.0)	$12,914.2
Liabilities and partners’ capital
Debt obligations	$1,550.4	$—	$—	$1,550.4
Loans payable of Consolidated Funds	—	4,840.1	—	4,840.1
Accounts payable, accrued expenses and other liabilities	442.2	—	—	442.2
Accrued compensation and benefits	2,222.3	—	—	2,222.3
Due to affiliates	174.0	—	—	174.0
Deferred revenue	111.3	—	—	111.3
Deferred tax liabilities	64.3	—	—	64.3
Other liabilities of Consolidated Funds	—	610.1	—	610.1
Accrued giveback obligations	63.2	—	—	63.2
Total liabilities	4,627.7	5,450.2	—	10,077.9
Series A preferred units	387.5	—	—	387.5
Partners’ capital	673.4	68.2	(68.2)	673.4
Accumulated other comprehensive income (loss)	(80.7)	1.1	(3.7)	(83.3)
Non-controlling interests in consolidated entities	323.0	1.2	—	324.2
Non-controlling interests in Carlyle Holdings	1,539.8	148.8	(154.1)	1,534.5
Total partners’ capital	2,843.0	219.3	(226.0)	2,836.3
Total liabilities and partners’ capital	$7,470.7	$5,669.5	$(226.0)	$12,914.2

	Year Ended December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,497.7	$—	$(21.5)	$1,476.2
Incentive fees	35.9	—	—	35.9
Investment income
Performance allocations	799.1	—	—	799.1
Principal investment income	755.0	—	14.3	769.3
Total investment income	1,554.1	—	14.3	1,568.4
Interest and other income	123.6	—	(26.3)	97.3
Interest and other income of Consolidated Funds	—	199.2	—	199.2
Total revenues	3,211.3	199.2	(33.5)	3,377.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	833.4	—	—	833.4
Equity-based compensation	140.0	—	—	140.0
Performance allocations and incentive fee related compensation	436.7	—	—	436.7
Total compensation and benefits	1,410.1	—	—	1,410.1
General, administrative and other expenses	494.4	—	—	494.4
Interest	82.1	—	—	82.1
Interest and other expenses of Consolidated Funds	—	165.6	(33.8)	131.8
Other non-operating expense	1.3	—	—	1.3
Total expenses	1,987.9	165.6	(33.8)	2,119.7
Other income
Net investment losses of Consolidated Funds	—	(23.9)	—	(23.9)
Income before provision for income taxes	1,223.4	9.7	0.3	1,233.4
Provision for income taxes	49.0	—	—	49.0
Net income	1,174.4	9.7	0.3	1,184.4
Net income attributable to non-controlling interests in consolidated entities	26.6	—	10.0	36.6
Net income attributable to Carlyle Holdings	1,147.8	9.7	(9.7)	1,147.8
Net income attributable to non-controlling interests in Carlyle Holdings	766.9	—	—	766.9
Net income attributable to The Carlyle Group L.P.	380.9	9.7	(9.7)	380.9
Net income attributable to Series A Preferred Unitholders	19.1	—	—	19.1
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group L.P. Common Unitholders	$345.3	$9.7	$(9.7)	$345.3

	Year Ended December 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,296.4	$—	$(24.4)	$1,272.0
Incentive fees	31.3	—	(1.1)	30.2
Investment income
Performance allocations	622.9	—	—	622.9
Principal investment income	193.8	—	(7.5)	186.3
Total investment income	816.7	—	(7.5)	809.2
Interest and other income	128.0	—	(26.7)	101.3
Interest and other income of Consolidated Funds	—	214.5	—	214.5
Total revenues	2,272.4	214.5	(59.7)	2,427.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	746.7	—	—	746.7
Equity-based compensation	239.9	—	—	239.9
Performance allocations and incentive fee related compensation	376.3	—	—	376.3
Total compensation and benefits	1,362.9	—	—	1,362.9
General, administrative and other expenses	460.7	—	—	460.7
Interest	82.2	—	—	82.2
Interest and other expenses of Consolidated Funds	—	213.3	(48.7)	164.6
Other non-operating expense	1.1	—	—	1.1
Total expenses	1,906.9	213.3	(48.7)	2,071.5
Other income
Net investment gains of Consolidated Funds	—	4.5	—	4.5
Income before provision for income taxes	365.5	5.7	(11.0)	360.2
Provision for income taxes	31.3	—	—	31.3
Net income	334.2	5.7	(11.0)	328.9
Net income attributable to non-controlling interests in consolidated entities	39.2	—	(5.3)	33.9
Net income attributable to Carlyle Holdings	295.0	5.7	(5.7)	295.0
Net income attributable to non-controlling interests in Carlyle Holdings	178.5	—	—	178.5
Net income attributable to The Carlyle Group L.P.	116.5	5.7	(5.7)	116.5
Net income attributable to Series A Preferred Unitholders	23.6	—	—	23.6
Net income attributable to The Carlyle Group L.P. Common Unitholders	$92.9	$5.7	$(5.7)	$92.9

	Year Ended December 31, 2017
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,045.4	$—	$(18.5)	$1,026.9
Incentive fees	37.7	—	(2.4)	35.3
Investment income
Performance allocations	2,058.6	—	—	2,058.6
Principal investment income	243.8	—	(11.8)	232.0
Total investment income	2,302.4	—	(11.8)	2,290.6
Interest and other income	60.5	—	(23.8)	36.7
Interest and other income of Consolidated Funds	—	177.7	—	177.7
Revenue of a real estate VIE	109.0	—	—	109.0
Total revenues	3,555.0	177.7	(56.5)	3,676.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	652.7	—	—	652.7
Equity-based compensation	320.3	—	—	320.3
Performance allocations and incentive fee related compensation	988.3	—	—	988.3
Total compensation and benefits	1,961.3	—	—	1,961.3
General, administrative and other expenses	276.8	—	—	276.8
Interest	65.5	—	—	65.5
Interest and other expenses of Consolidated Funds	—	240.4	(42.8)	197.6
Interest and other expenses of a real estate VIE and loss on deconsolidation	202.5	—	—	202.5
Other non-operating income	(71.4)	—	—	(71.4)
Total expenses	2,434.7	240.4	(42.8)	2,632.3
Other income
Net investment gains of Consolidated Funds	—	123.5	(35.1)	88.4
Income before provision for income taxes	1,120.3	60.8	(48.8)	1,132.3
Provision for income taxes	124.9	—	—	124.9
Net income	995.4	60.8	(48.8)	1,007.4
Net income attributable to non-controlling interests in consolidated entities	60.5	—	12.0	72.5
Net income attributable to Carlyle Holdings	934.9	60.8	(60.8)	934.9
Net loss attributable to non-controlling interests in Carlyle Holdings	690.8	—	—	690.8
Net income attributable to The Carlyle Group L.P.	244.1	60.8	(60.8)	244.1
Net income attributable to Series A Preferred Unitholders	6.0	—	—	6.0
Net income attributable to The Carlyle Group L.P. Common Unitholders	$238.1	$60.8	$(60.8)	$238.1

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,174.4	$334.2	$995.4
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	65.6	46.9	41.3
Equity-based compensation	140.0	239.9	320.3
Non-cash performance allocations and incentive fees	(271.8)	25.8	(626.8)
Non-cash principal investment income	(647.9)	(165.9)	(222.8)
Other non-cash amounts	24.8	3.2	(79.8)
Purchases of investments	(350.2)	(533.8)	(938.6)
Purchase of investment in Fortitude Re	—	(393.8)	—
Proceeds from the sale of investments	421.0	916.2	477.6
Payments of contingent consideration	—	(37.5)	(22.6)
Change in deferred taxes, net	13.9	(19.8)	93.4
Change in due from affiliates and other receivables	49.8	(75.0)	(1.1)
Change in receivables and inventory of a real estate VIE	—	—	(14.5)
Change in deposits and other	(6.0)	(4.0)	(2.0)
Change in other assets of a real estate VIE	—	—	1.6
Deconsolidation of Claren Road	—	—	(23.3)
Deconsolidation of Urbplan (see Note 16)	—	—	14.0
Change in accounts payable, accrued expenses and other liabilities	(43.7)	78.2	50.5
Change in accrued compensation and benefits	51.5	60.8	(13.7)
Change in due to affiliates	24.7	(35.6)	35.7
Change in lease right-of-use asset and lease liability	(16.9)	—	—
Change in other liabilities of a real estate VIE	—	—	47.9
Change in deferred revenue	(37.9)	21.4	24.4
Net cash provided by operating activities	591.3	461.2	156.9
Cash flows from investing activities
Purchases of fixed assets, net	(27.8)	(31.3)	(34.0)
Acquisitions, net of cash acquired	—	(67.8)	—
Net cash used in investing activities	(27.8)	(99.1)	(34.0)
Cash flows from financing activities
Borrowings under credit facilities	92.7	—	250.0
Repayments under credit facilities	(56.9)	—	(250.0)
Issuance of 3.500% senior notes due 2029, net of financing costs	420.6	—	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	345.7	—
Repurchase of 3.875% senior notes due 2023	—	(255.1)	—
Repayment of term loan	(25.0)	—	—
Proceeds from debt obligations	41.0	40.8	265.6
Payments on debt obligations	(45.2)	(156.7)	(21.7)
Net payments on loans payable of a real estate VIE	—	—	(14.3)
Payments of contingent consideration	(0.2)	—	(0.6)
Proceeds from issuance of preferred units	—	—	387.5
Redemption of preferred units	(405.4)	—	—
Distributions to common unitholders	(154.8)	(129.8)	(118.1)
Distributions to preferred unitholders	(17.6)	(23.6)	(6.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(313.4)	(288.8)	(295.6)
Contributions from non-controlling interest holders	57.8	31.3	119.2
Distributions to non-controlling interest holders	(62.3)	(98.9)	(100.8)
Common units repurchased	(34.5)	(107.5)	(0.2)
Change in due to/from affiliates financing activities	129.3	(97.1)	(26.4)
Net cash provided by (used in) financing activities	(373.9)	(739.7)	188.6
Effect of foreign exchange rate changes	0.1	(12.9)	33.3
Increase (decrease) in cash, cash equivalents and restricted cash	189.7	(390.5)	344.8
Cash, cash equivalents and restricted cash, beginning of period	638.3	1,028.8	684.0
Cash, cash equivalents and restricted cash, end of period	$828.0	$638.3	$1,028.8
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$793.4	$629.6	$1,000.1
Restricted cash	34.6	8.7	28.7
Total cash, cash equivalents and restricted cash, end of period	$828.0	$638.3	$1,028.8

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its co-principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position
Kewsong Lee	54	Co-Chief Executive Officer and Director
Glenn A. Youngkin	53	Co-Chief Executive Officer and Director
Curtis L. Buser	56	Chief Financial Officer
William E. Conway, Jr.	70	Founder, Co-Executive Chairman and Director
Daniel A. D’Aniello	73	Founder, Chairman Emeritus and Director
David M. Rubenstein	70	Founder, Co-Executive Chairman and Director
Peter J. Clare	54	Chief Investment Officer for CPE, Co-Head of U.S. Buyout and Director
Jeffrey W. Ferguson	54	General Counsel
Christopher Finn	62	Chief Operating Officer
Lawton W. Fitt	66	Director
James H. Hance, Jr.	75	Operating Executive and Director
Janet Hill	72	Director
Dr. Thomas S. Robertson	77	Director
William J. Shaw	74	Director
Anthony Welters	64	Director
Kewsong Lee. Mr. Lee is a member of our Board of Directors. Mr. Lee was elected to our Board of Directors effective January 1, 2018. Mr. Lee currently serves as Co-Chief Executive Officer of Carlyle. Mr. Lee is Chairman of Carlyle’s Executive Group. Previously, Mr. Lee served as Deputy Chief Investment Officer for the Company’s CPE segment and Head of our Global Credit segment. Prior to joining Carlyle in 2013, Mr. Lee was a partner at Warburg Pincus and a member of the firm’s Executive Management Group. During his 21 years at Warburg Pincus, he led the Consumer, Industrial and Services group, and was actively involved in the firm’s financial services efforts, capital markets group and the development of the firm’s buyout practice. Mr. Lee serves as President of the Board of the Lincoln Center Theater and as a director on the Business Roundtable. Moreover, he is a director of the Board of the US China Business Council and a member of Harvard’s Global Advisory Council. Mr. Lee served as the lead director of Arch Capital Group from 2009 to 2017, and has served on numerous corporate boards including Transdigm, Aramark and Neiman Marcus. He earned his AB in applied mathematics in economics at Harvard College and his MBA from Harvard Business School.
Glenn A. Youngkin. Mr. Youngkin is a member of our Board of Directors. Mr. Youngkin was elected to our Board of Directors effective January 1, 2018. Mr. Youngkin currently serves as Co-Chief Executive Officer of Carlyle. Mr. Youngkin also serves on Carlyle’s Executive Group. Previously, Mr. Youngkin served as President and Chief Operating Officer from May 2015 to December 2017. From June 2014 to May 2015, Mr. Youngkin served as Co-President and Co-Chief Operating Officer. From March 2011 until June 2014, Mr. Youngkin served as Chief Operating Officer. From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of numerous Carlyle portfolio companies. Mr. Youngkin serves on the boards of various non-profit organizations, including the Board of Governors of the National Cathedral School, the Dean’s Advisory Board at Harvard Business School, the Rice Management Company and the Vestry of Holy Trinity Church. Mr. Youngkin is a member of the Council on Foreign Relations, the Business Council and the American Enterprise Institute’s National Council. Mr. Youngkin received a BS in mechanical engineering and a BA in managerial studies from Rice University and an MBA from the Harvard Business School, where he was a Baker Scholar.
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
William E. Conway, Jr. Mr. Conway is a founder and Co-Executive Chairman of Carlyle. Mr. Conway was elected to our Board of Directors effective July 18, 2011. Previously, Mr. Conway served as our Co-Chief Executive Officer and Chief Investment Officer. Mr. Conway also serves on Carlyle’s Executive Group. Prior to forming Carlyle in 1987, Mr. Conway was the Senior Vice President and Chief Financial Officer of MCI Communications Corporation (“MCI”). Mr. Conway was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway is Chairman of the Board of Trustees of Johns Hopkins Medicine and a member of the Board of Trustees of the Catholic University of America. He previously served as chairman and/or director of several public and private companies in which Carlyle had significant investment interests. Mr. Conway received his BA from Dartmouth College and his MBA in finance from the University of Chicago Graduate School of Business.
Daniel A. D’Aniello. Mr. D’Aniello is a founder and Chairman Emeritus of Carlyle and was elected to our Board of Directors effective July 18, 2011.  Previously, Mr. D’Aniello served as Chairman of Carlyle. Mr. D’Aniello also serves on Carlyle’s Executive Group.  Prior to forming Carlyle in 1987, Mr. D’Aniello was the Vice President for Finance and Development at Marriott Corporation for eight years. Before joining Marriott, Mr. D’Aniello was a financial officer at PepsiCo, Inc. and Trans World Airlines. Mr. D’Aniello served in the United States Navy from 1969 through 1971 during which time he was a Distinguished Naval Graduate of Officer Candidate School, Newport R.I.; a Supply Officer (LTJG) aboard the USS Wasp (CVS 18); and in 2016, Mr. D’Aniello was awarded the designation of Lone Sailor by the U.S. Navy Memorial Foundation. Mr. D’Aniello is Chairman of the American Enterprise Institute for Public Research; Co-Chairman of the Institute for Veterans and Military Families; Chairman of the Wolf Trap Foundation of the Performing Arts; an Advisor to the John Templeton Foundation; a founding Trustee of the Lumen Institute; and a Lifetime Member of the Board of Trustees of Syracuse University, a member of the Chancellor’s Council and a member of the Corporate Advisory Council to the Martin J. Whitman School of Management. Mr. D’Aniello previously served as chairman and/or director of several private companies in which Carlyle had significant investment interests. Mr. D’Aniello is a 1968 magna cum laude graduate of Syracuse University, where he was a member of Beta Gamma Sigma, and a 1974 graduate of the Harvard Business School, where he was a Teagle Foundation Fellow.
David M. Rubenstein. Mr. Rubenstein is a founder and Co-Executive Chairman of Carlyle. He was elected to our Board of Directors effective July 18, 2011. Previously, Mr. Rubenstein served as Co-Chief Executive Officer of Carlyle. Mr. Rubenstein also serves on Carlyle’s Executive Group. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman, Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981 Mr. Rubenstein was Deputy Assistant to the President for Domestic Policy. From 1975 to 1976, he served as Chief Counsel to the U.S. Senate Judiciary Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. Among other philanthropic endeavors, Mr. Rubenstein is Chairman of the Board of Trustees of the John F. Kennedy Center for the Performing Arts and the Council on Foreign Relations, a Regent of the Smithsonian Institution, and serves on the Board of Directors or Trustees of The National Gallery of Art, Johns Hopkins Medicine, University of Chicago, Memorial Sloan-Kettering Cancer Center, the Lincoln Center for the Performing Arts, the Institute for Advanced Study, the Brookings Institution and the World Economic Forum. Mr. Rubenstein serves as Fellow of the Harvard Corporation and as President of the Economic Club of Washington. Mr. Rubenstein is a member of the American Academy of Arts and Sciences, Business Council, Chairman of the Harvard Global Advisory Council, Chairman of the Madison Council of the Library of Congress, a member of the Board of Dean’s Advisors of the Business School at Harvard, a member of the Advisory Board of the School of Economics and Management at Tsinghua University, and Board of the World Economic Forum Global Shapers Community. Mr. Rubenstein is a magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated from The University of Chicago Law School, where he was an editor of The Law Review.
Peter J. Clare. Mr. Clare is a member of our Board of Directors. Mr. Clare was elected to our Board of Directors effective January 1, 2018. Mr. Clare is the Chief Investment Officer of Corporate Private Equity and is Co-Head of the U.S. Buyout group. Mr. Clare also serves on Carlyle’s Executive Group. Mr. Clare previously served as Deputy Chief Investment Officer of the Company’s CPE segment. From 1999 to 2001, Mr. Clare was based in Hong Kong and was a founding member of the Carlyle Asia Buyout team and continues to serve on the Carlyle Asia Buyout Investment Committee. In 2001 and 2002, Mr. Clare launched Carlyle’s initial investments in distressed debt, which led to the creation of Carlyle Strategic Partners. From 2004 to 2011, Mr. Clare served as the Global Head of the Aerospace, Defense & Government Services sector team. Prior to joining Carlyle, Mr. Clare was with First City Capital Corporation, a private equity group that invested in buyouts, public equities, distressed bonds and restructurings. Prior to joining First City Capital, he was with the Merchant Banking Group of Prudential-Bache. Mr. Clare is currently a member of the Boards of Directors of Booz Allen Hamilton, Sedgwick Claims

Management, Nouryon, and several private U.S. buyout portfolio companies. Mr. Clare has previously served on the boards of CommScope, Inc., Pharmaceutical Product Development (PPD), Sequa Corp., and Signode Industrial. Mr. Clare serves on the Board of Directors of Georgetown University. Mr. Clare is a magna cum laude graduate of Georgetown University and received his MBA from the Wharton School at the University of Pennsylvania.
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
Christopher Finn. Mr. Finn is the Chief Operating Officer of Carlyle and has served in that capacity since March 2019. Prior to March 2019, Mr. Finn served as a Managing Director and Global Head of Operations. Previously, Mr. Finn was based in Carlyle’s London office and served as Chief Operating Officer of Carlyle’s Corporate Private Equity business segment since 2014 and of Carlyle’s Global Credit business segment since 2016. Mr. Finn joined Carlyle in 1996 as Managing Director, International. Prior to joining Carlyle in 1996, Mr. Finn served as Executive Vice President of the Overseas Private Investment Corporation (OPIC), the U.S. Government agency that provides financing to U.S. investors in the developing world. Mr. Finn is an honors graduate of Harvard College.
Lawton W. Fitt. Ms. Fitt is a member of our Board of Directors. Ms. Fitt was elected to our Board of Directors effective May 2, 2012. Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was a partner with Goldman Sachs & Co. Ms. Fitt is currently a director of Ciena Corporation (where she serves as chair of the audit committee), Micro Focus International (where she serves on the audit committee, remuneration committee, and nominating committee) and The Progressive Corporation (where she serves as Chairperson, and serves on the executive committee, on the investment and capital committee and as chair of the nominating and governance committee). Ms. Fitt is a former director of ARM Holdings PLC and Thomson Reuters. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation, the Thomson Reuters Foundation. Ms. Fitt received her bachelor’s degree from Brown University and her MBA from the Darden School of the University of Virginia.
James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of our Board of Directors. Mr. Hance was elected to our Board of Directors effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Credit segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now Pricewaterhouse Coopers LLP). Mr. Hance is currently a director of Acuity Brands Inc. (where he serves on the audit committee and governance committee). Mr. Hance is a former director of Ford Motor Company, Sprint Nextel Corporation, Morgan Stanley, Duke Energy Corporation, Cousins Properties and Parkway, Inc. Mr. Hance serves as Emeritus Trustee on the Board of Trustees at Washington University in St. Louis and as Chairman of the Board of Trustees at Johnson & Wales University in Providence, RI. Mr. Hance graduated from Westminster College and received an MBA from Washington University in St. Louis. He is a certified public accountant.
Janet Hill. Ms. Hill is a member of our Board of Directors. Ms. Hill was elected to our Board of Directors effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors and a vice president of Hill Ventures, Inc. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of Dean Foods Company and Esquire Bank. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc., Sprint Nextel Corporation and The Wendy’s Company. She serves on the Board of Trustees at Duke University and the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.
Dr. Thomas S. Robertson. Dr. Robertson is a member of our Board of Directors. Dr. Robertson was elected to our Board of Directors effective May 2, 2012. Dr. Robertson is the Joshua J. Harris Professor of Marketing at the Wharton School at the University of Pennsylvania. Prior to rejoining Wharton in 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was Dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor at, and the Chair of Marketing and Deputy Dean of, the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School, and from 2007 to 2014, was the Dean of the Wharton School. He is a former director of CRA

International, Inc. and PRGX Global, Inc. Dr. Robertson graduated from Wayne State University and received his M.A. in Sociology and Ph.D. in marketing from Northwestern University.

William J. Shaw. Mr. Shaw is a member of our Board of Directors. Mr. Shaw was elected to our Board of Directors effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriott Vacations Worldwide Corporation, a Director of DiamondRock Hospitality (where he is chair of the audit committee and a member of the compensation committee and nominating and corporate governance committee) and is a former member of the Board of Trustees of three funds in the American Family of mutual funds from 2009 to 2015. Mr. Shaw serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an MBA from Washington University in St. Louis.

Anthony Welters. Mr. Welters is a member of our Board of Directors. Mr. Welters was elected to our Board of Directors effective October 27, 2015. Mr. Welters is Executive Chairman of the Black Ivy Group, LLC. He recently retired as Senior Adviser to the Office of the CEO of UnitedHealth Group having served in such position since April 2014. Prior to this appointment, he was Executive Vice President and a Member of the Office of the CEO of UnitedHealth Group from November 2006 until April 2014. Mr. Welters previously led UHG’s Public and Senior Markets Group. Mr. Welters joined UHG in June 2002 upon its acquisition of AmeriChoice, a health care company he founded in 1989. Mr. Welters is currently a director of Loews Corporation (where he serves on the nominating and governance committee). Mr. Welters previously served as a director West Pharmaceutical Services, Inc. from 1997 to 2016 and C.R. Bard, Inc. from 1999 to 2017. He is Trustee Emeritus of the Morehouse School of Medicine Board of Trustees, Chairman Emeritus of the Board of the New York University School of Law, as well as Vice Chairman of the Board of New York University, a Trustee of NYU Langone Medical Center, a member of the John F. Kennedy Center for the Performing Arts, as well as on the Board of the Horatio Alger Association. Mr. Welters is a founding member of the National Museum of African American History and Culture. Mr. Welters is a graduate of Manhattanville College and received his law degree from New York University School of Law.
There are no family relationships among any of our directors or executive officers.
Composition of the Board of Directors
Our business and affairs are managed under the direction of our Board of Directors, which currently consists of twelve directors. Ms. Fitt serves as our lead independent director. Our certificate of incorporation and bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms, as follows:

•	Our Class I directors are Mr. D’Aniello, Mr. Clare, Dr. Robertson and Mr. Shaw, and their initial term will expire at the initial annual meeting of stockholders to be held in 2021.

•	Our Class II directors are Mr. Rubenstein, Mr. Youngkin, Mr. Hance and Ms. Hill and their terms will expire at the annual meeting of stockholders to be held in 2022.

•	Our Class III directors are Mr. Conway, Mr. Lee, Ms. Fitt and Mr. Welters and their terms will expire at the annual meeting of stockholders to be held in 2023.
Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
In addition, in connection with the Conversion, we entered into stockholder agreements with our founders. These agreements grant each of our founders the right to designate nominees to our Board of Directors subject to the maintenance of certain ownership requirements. See “Certain Relationships and Related Transactions, and Director Independence–Stockholders Agreements” for additional information.
Director Qualifications
When determining that each of our directors is particularly well-suited to serve on our Board of Directors and that each has the experience, qualifications, attributes and skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively, we considered the experience and qualifications of each described above under “— Directors and Executive Officers.”
With regard to:

•	Mr. Lee — We considered his business acumen, creative ideas and leadership experience in a variety of senior roles at financial institutions.

•	Mr. Youngkin — We considered his leadership and extensive knowledge of our business and operations gained through his years of service at our firm.

•
Messrs. Conway, D’Aniello and Rubenstein — We considered that these three individuals are the original founders of our firm, that each has played an integral role in our firm’s successful growth since its founding in 1987, and that each has developed a unique and unparalleled understanding of our business. Finally, we also noted that these three individuals are our largest equity owners and, as a consequence of such alignment of interest with our other equity owners, each has additional motivation to diligently fulfill his oversight responsibilities as a member of the Board of Directors.

•	Mr. Clare — We considered his extensive investment and leadership experience as the Chief Investment Officer of CPE and as a co-head of our U.S. Buyout business.

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

Controlled Company Exception and Director Independence
As of the date of this report, Carlyle Group Management L.L.C. beneficially owned greater than 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our Board of Directors consist of independent directors, (2) that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that there be independent director oversight of director nominations. For at least some period, we intend to utilize these exemptions. As a result, the majority of our directors are not independent and our compensation committee and nominating and corporate governance committees of the Board of Directors are not entirely composed of independent directors. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.
Our Board of Directors has affirmatively determined that five of our directors satisfy the independence and financial literacy requirements of Nasdaq and the Securities and Exchange Commission (the “SEC”). These directors are Ms. Fitt, Ms.

Hill, Dr. Robertson, Mr. Shaw and Mr. Welters. Based on all the relevant facts and circumstances, the Board of Directors determined that the independent directors have no relationship with us that would impair their independence as it is defined in the Nasdaq rules and our Governance Policy. To assist it in making its independence determinations, the Board of Directors adheres to the following standards in determining independence:
Under any circumstances, a director is not independent if:

•
the director is, or has been within the preceding three years, employed by a Carlyle Entity. A Carlyle Entity means us and any parent or subsidiary that we control and consolidate into our financial statements, respectively, filed with the SEC, (but not if we reflect such entity solely as an investment in these financial statements);

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

•
the director is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization (including a charitable organization) to which a Carlyle Entity made, or from which a Carlyle Entity received, payments for property or services in the current or any of the past three fiscal years that exceed five percent (5%) of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

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

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence:

•
if the director or an immediate family member of that director serves as a director or trustee of a charitable organization, and our annual charitable contributions to that organization (excluding contributions by us under any established matching gift program) are less than the greater of $200,000 or five percent (5%) of that organization’s consolidated gross revenues in its most recent fiscal year, provided, however, that in calculating such amount (i) payments arising solely from investments in the Carlyle Entity’s securities and (ii) payments under non-discretionary charitable contribution matching programs shall be excluded; and

•
if the director or an immediate family member of that director (or a company for which the director serves as a director or executive officer) invests in or alongside of one or more investment funds or investment companies managed by us or any of our subsidiaries, whether or not fees or other incentive arrangements for us or our subsidiaries are borne by the investing person.

Committees of the Board of Directors
Our Board of Directors has four standing committees: the audit committee, the compensation committee, the executive committee and the nominating and corporate governance committee.

Audit committee. Our audit committee consists of Messrs. Shaw (Chairman) and Robertson and Ms. Fitt. The purpose of the audit committee is to provide assistance to the Board of Directors in fulfilling its obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, including, without limitation, assisting the board of director’s oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm and our internal audit function, and directly appointing, retaining, reviewing and terminating our independent registered public accounting firm. The members of our audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a Board of Directors pursuant to the federal securities laws and Nasdaq Listing Rules relating to corporate governance matters. The Board of Directors has determined that Mr. Shaw is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.carlyle.com.
Compensation committee. Our compensation committee is responsible for, among other duties and responsibilities, reviewing and approving all forms of compensation to be provided to, and employment agreements with, our Co-Chief Executive Officers, establishing and reviewing our overall compensation philosophy, and reviewing, approving, and overseeing the administration of our Equity Incentive Plan. The members of our compensation committee are Messrs. Welters (Chairman), Conway, D’Aniello and Rubenstein and Ms. Fitt.
Executive committee. The executive committee of the Board of Directors of Carlyle Group Management L.L.C. consists of Messrs. Conway, D’Aniello, Rubenstein, Lee and Youngkin. The Board of Directors has generally delegated all of the power and authority of the full Board of Directors to the executive committee to act when the Board of Directors is not in session.

Nominating & Corporate Governance committee. Our nominating and corporate governance committee is responsible for, among its other duties and responsibilities, identifying candidates qualified to serve on our Board of Directors, reviewing the composition of the Board of Directors and its committees, developing and recommending to the Board of Directors corporate governance principles that are applicable to us, and overseeing the evolution of the Board of Directors. The members of our nominating and corporate governance committee are Ms. Hill (Chairman), Mr. D’Aniello, Ms. Fitt and Mr. Hance.
The Nominating & Corporate Governance Committee will consider director candidates recommended by stockholders. Any recommendation submitted to the Secretary of the Company should be in writing and should include any supporting material the stockholder considers appropriate in support of that recommendation, but must include information that would be required under the rules of the SEC to be included in a proxy statement soliciting proxies for the election of such candidate and a written consent of the candidate to serve as one of our directors if elected. Stockholders wishing to propose a candidate for consideration may do so by submitting the above information to the attention of the Corporate Secretary, The Carlyle Group, 1001 Pennsylvania Avenue, NW, Suite 200S, Washington, DC 20004 . All recommendations for nomination received by the Secretary that satisfy our certificate of incorporation requirements relating to such director nominations will be presented to the Nominating & Corporate Governance Committee for its consideration. Stockholders also must satisfy the notification, timeliness, consent and information requirements set forth in our certificate of incorporation.
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

Governance Policy
The Board of Directors has a governance policy, which addresses matters such as the Board of Directors’ responsibilities and duties and the Board of Directors’ composition and compensation. The governance policy is available on our website at http://ir.carlyle.com.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
As used in this “Item 11. Executive Compensation,” all references to shares or per share amounts prior to the Conversion refer to common units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to restricted stock units or RSUs prior to the Conversion refer to deferred restricted common units or DRUs. All references to dividends prior to the Conversion refer to distributions.
Compensation Philosophy
Our business as a global investment firm is dependent on the services of our executive officers and other key employees. Among other things, we rely on our executive officers to set the strategy for our business and to allocate resources to manage our complex global operations. In addition, we depend on our personnel’s ability to find, select and execute investments, oversee and improve portfolio company operations to create value for our investors, find and develop relationships with fund investors and other sources of capital and provide other services that are essential to our success by supporting our investment teams, LP Relations group and the corporate infrastructure of our firm. Therefore, it is important that our named executive officers and other key employees are compensated in a manner that motivates them to excel and encourages them to remain with our firm.
Our compensation policy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align short-term and long-term incentives with our fund investors and stockholders, and (3) provide competitive incentive opportunities, with an appropriate balance between short-term and long-term incentives that induce our named executive officers and other key employees to work to achieve the firm’s goals and objectives and design and execute our strategic plan. We believe that the key to achieving our goals and objectives is an organized, unbiased approach that is well understood, responsive to changes in the industry and the general labor market and, above all, flexible and timely.
Our senior Carlyle professionals (including our named executive officers) and other key employees invest a significant amount of their own capital in or alongside the funds we advise. In addition, certain of these individuals may be allocated a portion of the carried interest or incentive fees payable in respect of our investment funds. We believe that this approach of seeking to align the interests of our named executive officers and other key employees with those of the investors in our funds has been a key contributor to our strong performance and growth. We also believe that significant equity ownership by our named executive officers and other key employees results in the alignment of their interests with those of our stockholders.
Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for performance allocations related to our carry funds upon appreciation of the valuation of our funds’ investments above certain specified threshold return hurdles, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, a “giveback” obligation may be triggered, whereby carried interest previously distributed by the fund would need to be returned to such fund. Our professionals who receive direct allocations of carried interest at the fund level are personally subject to the “giveback” obligation, pursuant to which they may be required to repay carried interest previously distributed to them, thereby reducing the amount of cash received by such recipients for any such year, which further discourages excessive risk-taking by our employees. Similarly, collateral managers of our structured credit funds are entitled to receive incentive fees from our credit funds that pay incentive fees only when the return on assets under management exceeds certain benchmark returns or other performance targets. In addition, as our professional employees invest their own capital in certain of the funds we manage, their interests are directly aligned with those of our investors. In most cases, these investments represent a significant percentage of our employees’ after-tax compensation. This investment further encourages long-term thinking by directly tying their interests to the long-term performance of our business.
For the year ended December 31, 2019, Kewsong Lee and Glenn A. Youngkin served as our Co-Chief Executive Officers (“Co-CEOs”) and Co-Principal Executive Officers. We refer to our Co-Chief Executive Officers and Co-Principal Executive officers during 2019, together with Curtis L. Buser, our Chief Financial Officer and Principal Financial Officer,

Peter J. Clare, our Chief Investment Officer for CPE and Co-Head of U.S. Buyout, Jeffrey W. Ferguson, our General Counsel, and Christopher Finn, our Chief Operating Officer, as our “named executive officers.”
Compensation Committee
In 2019, executive compensation decisions for our Co-CEOs were made by our compensation committee, which was formed in December 2017 in connection with the appointment of our Co-CEOs. The compensation committee approves all forms of compensation to be provided to, and employment agreements with, our Co-CEOs, establishes and reviews our general compensation philosophy, and reviews, approves and oversees the administration of The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan”). In 2019, our Co-CEOs reviewed and approved compensation for our other named executive officers.
During 2019, Korn Ferry served as compensation consultant to assist the compensation committee regarding its evaluation of compensation for the Co-CEOs and certain new compensation arrangements for the Co-CEOs, which are described below. Korn Ferry provided market compensation data in order to provide a general understanding of current compensation practices, information on best practices and trends and modeling of various alternative compensation structures. They also worked closely with the compensation committee on determining an appropriate selection of metrics to be used in measuring performance under the incentive plan arrangements. In 2020, Korn Ferry also assisted the compensation committee in determining a group of relevant companies and provided historical compensation data regarding such companies as a reference point in connection with the compensation committee’s evaluation of the Co-CEO’s mix of compensation elements. The companies in such group included: Affiliated Managers Group, Inc., Apollo Global Management, Inc., BlackRock Inc., The Blackstone Group Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group, PLC, Jefferies Financial Group Inc., KKR & Co. Inc., Lazard Ltd., Oaktree Capital Group, LLC and T. Rowe Price Group, Inc.
Compensation Elements
The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of restricted stock units (“RSUs”) and, for certain of our named executive officers, carried interest, carried interest pool, equity pool or key executive incentive plan (“KEIP”) interests. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. We periodically review the compensation of our key employees, including our named executive officers, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our named executive officers. In 2019, compensation decisions and decisions regarding the allocation of carried interest to our named executive officers, senior Carlyle professionals and other employees were made by our Co-CEOs and other senior Carlyle professionals and not by our independent directors.
Base Salary. For 2019, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers typically should not be the most significant component of total compensation. Our founders originally determined that this amount was a sufficient minimum base salary for our named executive officers and we continue to pay this amount to all of our named executive officers.
2019 Annual Co-CEO Bonus. Pursuant to their respective employment agreements, Messrs. Lee and Youngkin are entitled to an annual cash bonus equal to the dividends per share paid with respect to the applicable calendar year multiplied by 2,500,000. For calendar year 2019, our aggregate dividend was $1.18 per share and accordingly, Messrs. Lee and Youngkin each were awarded an annual cash bonus of $2,950,000, which will be paid in February 2020. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Co-CEO Employment Agreements” below for a description of their respective employment agreements.
2019 Annual Co-CEO Incentive Performance Bonus. Beginning in 2019, each of the Co-CEOs had the opportunity to earn a performance-based cash bonus in addition to their existing annual formulaic cash bonus. The performance-based bonus has a maximum opportunity equal to 50% of the annual formulaic cash bonus earned each fiscal year. Actual amounts earned are based on the compensation committee’s assessment of individual performance goals and objectives to be communicated to the Co-CEOs at the beginning of each fiscal year. For 2019, such performances goals and objectives included the achievement of certain strategic initiatives, employee engagement, leadership and exemplification of the values of our firm, succession planning and FRE margin improvement. In recognition of their strong performance and achievement against these goals and objectives, Messrs. Lee and Youngkin each were awarded an incentive performance bonus at the maximum amount of $1,475,000, which will be paid in February 2020. In addition, in recognition of their successful leadership of our Conversion, the compensation committee determined it was appropriate to award each of Messrs. Lee and Youngkin an additional bonus of $1,475,000, which additional bonus will be paid in February 2020. In 2020, the compensation committee evaluated the Co-CEOs mix of compensation elements using the historical compensation data for the companies listed above as reference point.  Based on this evaluation, the compensation committee determined it was appropriate to increase the Co-CEOs’ total cash compensation opportunity for fiscal year 2020 and future years by raising their maximum performance-based cash bonus opportunity from 50% to 120%. For 2020, the Co-CEOs’ individual performance goals and objectives include the achievement of certain strategic initiatives, employee engagement, leadership and exemplification of the values of our firm, succession planning, diversity and inclusion and ESG efforts and FRE margin improvement.
Annual Discretionary Bonuses for Other Named Executive Officers. For 2019, our other named executive officers were awarded discretionary bonuses that were decided and approved by our Co-CEOs. The discretionary bonuses were $2,500,000 for Mr. Buser, $2,500,000 for Mr. Clare, $2,000,000 for Mr. Ferguson and $2,500,000 for Mr. Finn. The discretionary bonuses were paid in cash, though for future years, the Co-CEOs may determine to pay a portion of aggregate bonus amounts in RSUs. The specific factors considered in determining the discretionary bonuses for Messrs. Buser, Clare, Ferguson and Finn are discussed below. The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the individual performance and contributions of the named executive officer to our business during 2019 and the named executive officer’s potential to enhance investment returns and contribute to long-term stockholder value. An overview of the main factors that were considered in determining the annual cash bonuses for 2019 include:

•	Successfully leading and executing the Conversion;

•	Driving investment fund performance to create value for our investors and successfully launching new investment products and strategies to continue to grow our offerings;

•	Surpassing our goal of raising $100 billion in new capital commitments during our four-year fundraising plan ending in December 2019;

•
Expanding our strategic investment in Fortitude Re by entering into an agreement for an investment fund we advise to acquire additional interest in Fortitude Holdings, which acquisition is expected to close in mid-2020;

•	Fully integrating Carlyle Aviation Partners into our Global Credit segment;

•	Managing our balance sheet, including by issuing new 3.500% Senior Notes due 2029 and fully redeeming our outstanding preferred units;

•	Progressing on our talent management efforts and strategic diversity and inclusion program;

•	Driving and managing the strategic transformation of our processes and operations to further enhance the capabilities of our teams; and

•	Maintaining disciplined cost control management and accountability for meeting or exceeding our firm operating budget.
Each of Messrs. Buser, Clare, Ferguson and Finn provided critical and significant contributions to Carlyle’s achievements in 2019. In assessing Mr. Buser’s performance, the Co-CEOs considered his oversight of our accounting, finance and treasury functions, his leadership role in our Conversion and his management of our balance sheet including through our senior notes offering and redemption of preferred units. In assessing Mr. Clare’s performance, the Co-CEOs considered his leadership in driving investment fund performance to create value for our investors in his roles as Chief Investment Officer for CPE and Co-Head of U.S. Buyout. In assessing Mr. Ferguson’s performance, the Co-CEOs considered his oversight of our global legal and compliance team, his leadership role in our Conversion and his efforts to address legal and regulatory considerations applicable to our global investment advisory business and to our firm as a public company. In assessing Mr. Finn’s performance, the Co-CEOs considered his leadership and oversight of our operations across the firm’s global platform and his management of the strategic transformation of our processes and operations to further enhance the capabilities of our teams.
Carried Interest and Incentive Fees. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. Similarly, the collateral managers of our structured credit funds are entitled to receive incentive fees from our credit funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings entities own controlling equity interests in these collateral managers and fund general partners, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities or are allocated a portion of the incentive fees, in order to better align their interests with our own and with those of the investors in these funds. We generally seek to concentrate the direct ownership of carried interest in respect of each carry fund and the incentive fees in our structured credit funds among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Mr. Buser has not received any allocations of direct carried interest ownership or incentive fees at the fund level. Messrs. Youngkin, Ferguson and Finn previously received allocations of direct carried interest ownership at the fund level in respect of certain corporate private equity funds, but none of them continue to receive such allocations for subsequent funds. Mr. Lee previously received allocations of direct carried interest and incentive fees, as applicable, at the fund level in respect of certain global credit and corporate private equity funds, but does not continue to receive additional allocations. In his role as Co-Head of U.S. Buyout, Mr. Clare receives allocations of direct carried interest ownership at the fund level in respect of our U.S. Buyout investment funds and it is anticipated that he will continue to receive such allocations for subsequent funds.
Carried interest, if any, in respect of any particular investment, is only paid in cash when the underlying investment is realized. To the extent any “giveback” obligation is triggered, carried interest previously distributed by the fund would need to be returned to such fund. Our professionals who receive direct allocations of carried interest at the fund level are personally subject to the “giveback” obligation, pursuant to which they may be required to repay carried interest previously distributed to them, thereby reducing the amount of cash received by such recipients for any such year. There is no “giveback” obligation with respect to incentive fees. Because the amount of carried interest and incentive fees payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the professionals who are allocated direct carried interest, which also indirectly benefits our stockholders.
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
Legacy Equity Pool Program. Prior to our initial public offering in 2012, we facilitated employees sharing in the future potential value of all our investment activities through our equity pool program, which gave participants equity pool units that represented an economic stake in all the investments made in that calendar year. The last equity pool was formed in 2011, prior to our IPO. The equity pool was structured so that in a given year, the equity pool receives a portion of any carried interest proceeds Carlyle earns from all investments made during the respective calendar year. On a semi-annual basis, participants receive cash distributions equivalent to the equity pool unit value times their number of equity pool units. We anticipate that distributions from the equity pools will decline over the next few years as we exit investments in the respective equity pools. Messrs. Youngkin, Buser, Clare, Ferguson and Finn previously received equity pool units and Mr. Buser received an equity pool distribution in 2019. Mr. Lee does not have an interest in the equity pool.
Legacy Key Executive Incentive Program (KEIP). In March 2014, we adopted a new methodology for determining potential future equity awards to certain key executives under the Equity Incentive Plan. The KEIP was intended to be an incentive to participants to align their economic interests with those of our fund investors and our stockholders, as well as with Carlyle’s overall performance. Under the terms of the KEIP, for each applicable calendar, we calculate the number of RSUs to be issued to the participating executives based on the carried interest generated by the investment pool composed of the portfolio investments acquired during the calendar year by any of our carry funds. On a semi-annual basis, based on the amount of carried interest distributed during that period (less any funds escrowed to secure giveback obligations during that period) in the investment pool and the participating executive’s participation percentage, we calculate a number of RSUs to be granted to such executive for the period by reference to the executive’s interest in the investment pool for the period divided by the fair market value of our common stock on the relevant grant date. The grant of such RSUs is anticipated to be made on November 1 of each year for carry distributed during the first and second quarters of the calendar year and on May 1 of the following year for carry distributed during the third and fourth quarters of the calendar year, subject in each case to a minimum grant threshold value of $100,000 for each six-month period. Each RSU grant vests six months from the grant date.
Mr. Lee received participation percentages in the KEIP for 2015 and 2016 and Mr. Youngkin received participation percentages in the KEIP for 2014, 2015 and 2016. On May 1, 2019, we granted Mr. Youngkin 27,369 RSUs, which represented his accrued but unpaid KEIP distributions in the 2014, 2015 and 2016 KEIP as of December 31, 2018. These RSUs vested on November 1, 2019. On November 1, 2019, we granted Mr. Youngkin 7,479 RSUs, which represented his accrued but unpaid KEIP distributions in the 2014, 2015 and 2016 KEIP as of June 30, 2019. On November 1, 2019, we granted Mr. Lee 4,137 RSUs, which represented his accrued but unpaid KEIP distributions in the 2015 and 2016 KEIP as of June 30, 2019. These RSUs will vest on May 1, 2020. We anticipate that in May 2020, we will grant Mr. Youngkin RSUs with a value equivalent to $545,063, which represent his accrued but unpaid KEIP distributions in the 2014, 2015 and 2016 KEIP as of December 31, 2019. We have not allocated any participation percentages in the KEIP since 2016 and we do not currently anticipate that we will allocate any additional participation percentages in future years.
New Carried Interest Pool Program. In 2019, we implemented a new program to provide certain employees with the opportunity to share in the potential future value of our investments made in a calendar year by certain investment funds across our global platform. The carried interest pool (“CIP”) is structured so that the applicable annual CIP receives a portion of any carried interest proceeds Carlyle earns from investments made during the applicable calendar year. On an annual basis, participants receive cash distributions equivalent to the CIP value (comprising distributions received by the pool in respect of investments made during the applicable year) multiplied by the participant’s allocation percentage for the respective annual CIP. We anticipate that distributions from the annual carried interest pools will increase over the next few years, in particular for participants who receive allocations in successive annual carried interest pools. Of our named executive officers, we currently anticipate that only Messrs. Buser, Ferguson and Finn may be eligible to receive allocations in the CIP program and each of them received an allocation in the 2019 CIP.
Equity Grants.
Bonus Holdback RSU Grants. Historically, generally we deferred a portion of cash bonuses and paid such deferred portion in RSUs. In recent years, we paid all of each named executive officer’s bonus in cash and no portion of the bonus has been deferred and paid in RSUs. For future years, the Co-CEOs may determine to pay a portion of aggregate bonus amounts in RSUs.
Co-CEO Grants. Pursuant to the terms of the employment agreement and as approved by the Co-CEO Award Committee of our Board of Directors in February 2018, each of our Co-CEOs also received a one-time grant of time-vesting RSUs with respect to 1,250,000 shares of common stock and a performance-vesting RSU grant with respect to a target of 1,250,000 shares of common stock, in each case under the Equity Incentive Plan. The time-vesting RSUs were approved on February 1, 2018 and the performance-vesting RSUs were approved on February 6, 2018. The time-vesting RSUs generally will vest in equal installments over five years, subject to the continued employment of the Co-CEO. The performance-vesting RSUs generally will vest and settle annually in five equal target installments, subject to the continued employment of the Co-CEO, with the opportunity to earn between 0% and 200% of the target amount of the performance-vesting RSUs based on the level of achievement of specified performance metrics that will be set by our compensation committee at the beginning of each performance year.
Settlement of Second Installment of Performance-Vesting RSUs. In 2020, following the completion of the one-year performance period, we settled the second installment of the performance-vesting RSUs corresponding to the performance goals that were established for 2019. For the fiscal 2019 performance year, the second installment of the performance-vesting RSUs with respect to a target of 250,000 shares vested based on the level of achievement against Fee Related Earnings (“FRE”), Realized Net Performance Revenues (“RNPR”) and Fee-Earning Assets Under Management Raised (“FEAUM Raised”) targets established by our compensation committee. Of the total target number of performance RSUs awarded for the fiscal 2019 performance year, 60% vested subject to achievement against the FRE target, 20% vested subject to achievement against the RNPR target and 20% vested subject to achievement against the FEAUM Raised target. In addition, in order to further align the interests of our Co-CEOs with the long-term interests of our stockholders, the compensation committee approved an additional performance condition that would have capped the maximum payout percentage at 150% if the volume weighted average price of our common stock was not positive over the specified period (although, as described below, the cap was not relevant for the 2019 performance year since the ultimate payout percentage achieved was below 150%). When assessing performance against the applicable prior year performance targets, the compensation committee reserves the ability to adjust the actual fiscal year results to exclude the effects of extraordinary, unusual or infrequently occurring events.
FRE is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Financial Measures-Non-GAAP Financial Measures-Fee Related Earnings.” FEAUM Raised represents fee earning capital raised from limited partners and excludes capital commitments made by the firm or through our internal coinvestment program. The achievement factor for each of the fiscal 2019 performance metrics was determined by multiplying the weight attributed to each performance metric by the applicable payout percentage for each metric. The payout percentages were determined by calculating actual achievement against the target amount based on a pre-established scale. The payout percentage for FRE would be zero if actual results were less than threshold performance of 95% of target. If actual FRE performance was 95% of target the payout percentage would be 50%; if actual FRE performance was 100% of target the payout percentage would be 100%; and if actual FRE performance reached 113% of target the payout percentage was capped at 200% (or 150% if the volume weighted average price of our common stock was not positive for 2019). The payout percentage for RNPR would be zero if actual results were less than threshold performance of 73% of target. If actual RNPR performance was 73% of target the payout percentage would be 50%; if actual RNPR performance was 100% of target the payout percentage would be 100%; and if actual RNPR performance reached 127% of target the payout percentage was capped at 200% (or 150% if the volume weighted average price of our common stock was not positive for 2019). The payout percentage for FEAUM Raised performance would be zero if actual results were less than threshold performance of 79% of target. If actual FEAUM Raised performance was 79% of target the payout percentage would be 50%; if actual FEAUM Raised performance was 100% of target the payout percentage would be 100%; and if actual NRPR performance reached 105% of target the payout percentage was capped at 200% (or 150% if the volume weighted average price of our common stock was not positive for 2019). Payout percentages for actual performance between the specified threshold levels and target, and between the target and the maximum levels, would be adjusted on a linear basis. For 2019, the FRE target was $400 million, the RNPR target was $275 million and the FEAUM Raised target was $22.9 billion. When assessing performance against the fiscal 2019 target performance metrics, the compensation committee did not exercise its discretion to adjust the actual fiscal year results to exclude the effects of extraordinary, unusual or infrequently occurring events. Based on these results, the payout percentages and weighted achievement factors for each of the performance metrics were as follows: FRE (200% payout percentage resulting in a weighted achievement factor at 120%); RNPR (0% payout percentage resulting in a weighted achievement factor at 0%); and FEAUM Raised (0% payout percentage resulting in a weighted achievement factor at 0%). The weighted achievement factors for each performance metric resulted in a cumulative final weighted achievement factor at 120% of target, which resulted in each of the Co-CEOs earning 300,000 shares of common stock.
Third Installment of Performance-Vesting RSUs. On February 12, 2020, the compensation committee established the performance goals for the third installment of the performance-vesting RSUs with respect to a target of 250,000 shares of common stock for each of the Co-CEOs. The performance metrics for the fiscal 2020 performance period are based on the level of achievement against FRE, RNPR, and FEAUM Raised targets established by the compensation committee. Of the total target number of performance RSUs awarded for the fiscal 2020 performance year, 50% will vest subject to achievement against the FRE target, 25% will vest subject to achievement against the RNPR target and 25% will vest subject to achievement against the FEAUM Raised target. Similar to the second installment of performance-vesting RSUs described above, the maximum payout percentage for the third installment of performance-vesting RSUs will be capped at 150% if the volume weighted average price of our common stock is not positive over the specified period. When assessing performance against the applicable prior year performance targets, the compensation committee reserves the ability to adjust the actual fiscal year results to exclude the effects of extraordinary, unusual or infrequently occurring events.
Additional Performance-Vesting RSU Outperformance Grants. On February 13, 2019, the compensation committee approved an additional performance-vesting RSU grant for each of the Co-CEOs with respect to a target of 500,000 shares of common stock under the Equity Incentive Plan. The additional performance-vesting RSUs generally will vest and settle at the end of the four-year cumulative performance period, subject to the continued employment of the Co-CEO, with the opportunity to earn between 0% and 150% of the target amount of the performance-vesting RSUs based on outperformance against two total shareholder return measures, a relative total shareholder return measure and an absolute total shareholder return measure.
On February 12, 2020, the compensation committee approved an additional performance-vesting RSU grant for each of the Co-CEOs with respect to a target of 100,000 shares of common stock under the Equity Incentive Plan. The additional performance-vesting RSUs generally will vest and settle at the end of a three-year cumulative performance period, subject to the continued employment of the Co-CEO, with the opportunity to earn between 0% and 150% of the target amount of the performance-vesting RSUs based on outperformance against the same relative total shareholder return and absolute total shareholder return measures as the 2019 outperformance grant. The grant date fair value of the 2020 outperformance awards will be reflected as stock awards for 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table in our Proxy Statement for our 2021 Annual Meeting of Stockholders. The compensation committee believes the performance goals for the performance-vesting outperformance grants were set at levels that require strong performance for a target payout and exceptional performance for a maximum payout.
Annual Discretionary RSU Grants. As part of our 2018 year-end compensation program, on February 1, 2019, we awarded discretionary RSU grants to Messrs. Buser, Ferguson and Finn, based on their 2018 performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each RSU grant was approved by our Equity Plan Administrator, which for 2018 was comprised of Messrs. Lee and Youngkin.

•	Time-Vested RSU Grants. On February 1, 2019, Mr. Buser received a grant of 127,357 RSUs and Mr. Finn received a grant of 76,414 RSUs. These RSU grants time-vest 40% on August 1, 2020, 30% on August 1,

2021 and 30% on August 1, 2022. The grant date fair value of these RSUs is reflected for 2019 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2019 table.

•
Performance RSU Grants. On February 13, 2019, Mr. Buser, Mr. Ferguson and Mr. Finn each received a performance-vesting RSU award with respect to a target of 76,414, 101,885 and 127,357 shares of common stock, respectively. These performance-vesting RSUs vested subject to achievement of the same performance targets and weightings, and to the additional performance condition that caps the maximum payout percentage at 150% if the volume weighted average price of our common stock is not positive over the specified period, in each case as are applicable to the second and third installments of our Co-CEO performance-vesting RSUs as described above under “—Co-CEO Grants.” Accordingly, the final weighted achievement factor for the awards for Messrs. Buser, Ferguson and Finn also was at 120% of target, which resulted in them earning 91,696, 122,262 and 152,830 shares of common stock, respectively. The grant date fair value of these awards is reflected for 2019 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2019 table.

As part of our 2019 year-end compensation program, in February 2020, we awarded discretionary RSU grants to Messrs. Buser, Ferguson and Finn based on their 2019 performance, leadership, overall responsibilities and expected future contribution to the firm’s success. More specifically, Mr. Buser received his grants due to his strong performance during 2019 as our Chief Financial Officer, including his oversight of our accounting, finance and treasury functions, his leadership role in our Conversion and his management of our balance sheet including through our senior notes offering and redemption of preferred units. Mr. Ferguson received his grant due to his strong performance during 2019 as our General Counsel, including his oversight of our global legal and compliance team, his leadership role in our Conversion and his efforts to address legal and regulatory considerations applicable to our global investment advisory business and to our firm as a public company. Mr. Finn received his grant due to his strong performance during 2019 as our Chief Operating Officer, including his leadership and oversight of our operations across the firm’s global platform and his management of the strategic transformation of our processes and operations to further enhance the capabilities of our teams.

•
Time-Vested RSU Grant. On February 1, 2020, Messrs. Buser, Ferguson and Finn each received a grant of time-vesting RSUs of 64,080, 27,463 and 64,080, respectively, which will vest 40% on August 1, 2021, 30% on August 1, 2022 and 30% on August 1, 2023. The grant date fair value of these awards will be reflected as stock awards for 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

•
Performance RSU Grants. On February 12, 2020, Messrs. Buser, Ferguson and Finn each received a grant of performance-vesting RSUs with respect to a target of 64,080, 27,463 and 64,080 shares of common stock, respectively. These performance-vesting RSUs will vest subject to the achievement of the same performance targets and weightings, and to the additional performance condition that will cap the maximum payout percentage at 150% if the volume weighted average price of our common stock is not positive over the specified period, in each case as are applicable to the second and third installments of our Co-CEO performance-vesting RSUs as described above under “—Co-CEO Grants.” The grant date fair value of these awards will be reflected as stock awards for 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Compensation Committee Report
The compensation committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Anthony Welters (Chairman)
William E. Conway, Jr.
Daniel A. D’Aniello
David M. Rubenstein
Lawton W. Fitt
Compensation Committee Interlocks and Insider Participation

Executive compensation decisions for 2017 and prior years were made by our founders. In December 2017, our Board of Directors formed a compensation committee consisting of Messrs. Welters (Chairman), Conway, D’Aniello and Rubenstein and Ms. Fitt. For years following 2017, executive compensation decisions for our Co-CEOs were made by our compensation committee. For a description of certain transactions between us and the members of our compensation committee, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table
The following table presents summary information concerning compensation of our named executive officers during the fiscal years indicated below. For our named executive officers who own direct carried interest allocations or allocations of incentive fees at the fund level or who participate in the equity pool program, we have reported in the “All Other Compensation” column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year. The Principal Positions referenced below are as of January 1, 2020.

Name and Principal Position	Year	Salary ($)	Cash Bonus ($)(1)	2018 One-Time Time Vested Stock Awards ($)(2)	2018 Other Stock Awards ($)	Stock Awards ($)(3)	All Other Compensation ($)		Total ($)
Kewsong Lee	2019	275,000	5,900,000	—	—	9,563,295	315,285	(4)	16,053,580
Co-Chief Executive Officer	2018	275,000	3,350,000	24,880,625	7,826,357	32,706,982	251,883	(4)	36,583,865
(co-principal executive officer)
Glenn A. Youngkin	2019	275,000	5,900,000	—	—	10,217,902	330,110	(5)	16,723,012
Co-Chief Executive Officer	2018	275,000	3,350,000	24,880,625	7,947,011	32,827,636	795,015	(5)	37,247,651
(co-principal executive officer)	2017	275,000	1,350,000	—	—	246,094	3,704,275	(5)	5,575,369
Curtis L. Buser	2019	275,000	2,500,000	—	—	3,322,287	19,800	(6)	6,117,087
Chief Financial Officer	2018	275,000	2,500,000	—	3,521,968	3,521,968	90,745	(6)	6,387,713
(principal financial officer)	2017	275,000	1,350,000	—	—	2,510,672	132,800	(6)	4,268,472
Peter J. Clare	2019	275,000	2,500,000	—	—	—	656,445	(7)	3,431,445
Chief Investment Officer for CPE and Co-Head of U.S. Buyout	2018	275,000	2,750,000	10,469,250	2,225,857	12,695,107	4,870,653	(7)	20,590,760
Jeffrey W. Ferguson	2019	275,000	2,000,000	—	—	1,764,078	21,109	(8)	4,060,187
General Counsel	2018	275,000	1,500,000	—	—	1,556,411	29,564	(8)	3,360,975
	2017	275,000	1,350,000	—	—	1,445,387	8,880	(8)	3,079,267
Christopher Finn	2019	275,000	2,500,000	—	3,404,642	3,404,642	76,095	(9)	6,255,737
Chief Operating Officer

(1)
For 2017, the amount shown represents the cash portion of the year-end bonus paid in December of that year, but excludes the portion paid in Bonus Holdback RSUs in February of the following year. As part of the discretionary bonuses for services provided in 2017, each of our named executive officers received 10% of his bonus in a grant of RSUs. The amount shown for Messrs. Lee and Youngkin for 2018 reflects the annual cash bonus awarded to each for 2018 that was paid in February 2019, which bonus amount was equal to the dividends per share paid with respect to calendar year 2018 of $1.34 per share multiplied by 2,500,000. The amount shown for Messrs. Lee and Youngkin for 2019 reflects the annual cash bonus awarded to each for 2019 that will be paid in February 2020, which bonus amount is equal to the dividends per share paid with respect to calendar year 2019 of $1.18 per share multiplied by 2,500,000, as well as an incentive performance bonus at the maximum amount of $1,475,000 and the additional discretionary bonus of $1,475,000 awarded for their successful leadership of our Conversion.

(2)
The amounts reported for each of Messrs. Lee and Youngkin for 2018 represent the grant date fair value of the 1,250,000 one-time, time-vesting RSUs granted on February 1, 2018 in connection with their appointment as Co-CEOs. The amount reported for Mr. Clare represents the grant date fair value of the 500,000 one-time, time-vesting RSUs granted on February 1, 2018.

(3)
This amount represents the aggregate grant date fair value of the RSUs granted in the year shown, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K. For 2018, the amounts shown in this column represent the sum of the grant date fair values reported in the 2018 One-Time Time-Vested Stock Awards and 2018 Other Stock Awards columns, as applicable, for 2018. For 2019, amounts reported reflect the grant date fair value of a 27,369 RSU award granted to Mr. Youngkin on May 1, 2019, the grant date fair values of a 7,479 RSU award and a 4,137 RSU award granted to each of Mr. Youngkin and Mr. Lee, respectively, on November 1, 2019 with respect to their accrued KEIP distributions through June 30, 2019, the annual discretionary time-vesting RSU awards that were granted to Messrs. Buser and Finn on February 1, 2019, the discretionary outperformance performance-vesting RSU awards that were granted to Messrs. Lee and Youngkin on February 13, 2019, and the performance vesting RSUs that vest based on achievement of FRE, RNPR and FEAUM Raised targets that were granted to Messrs. Lee, Youngkin, Buser, Ferguson and Finn on February 13, 2019. The discretionary outperformance performance-vesting RSU awards are subject to market conditions, and not performance conditions, as defined under ASC Topic 718, and therefore do not have maximum grant date fair values that differ from the grant date fair values reported in the table. The grant date fair values of the performance-vesting RSUs granted that vest based on achievement of FRE, RNPR and FEAUM Raised targets were computed in accordance with U.S. GAAP pertaining to equity-based compensation based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance achievement as of the grant date, the grant date fair values of the awards would have been: Mr. Lee - $8,655,000; Mr. Youngkin - $8,655,000; Mr.

Buser - $2,646,125; Mr. Ferguson $3,528,155 and Mr. Finn $4,410,220.

(4)
This amount represents actual cash distributions received by Mr. Lee in respect of carried interest allocations at the fund level of $308,285 and $245,008 for 2019 and 2018, respectively, and $7,000 and $6,875 in 401(k) matching contributions for 2019 and 2018, respectively.

(5)
This amount represents actual cash distributions received by Mr. Youngkin in respect of his direct carried interest allocations at the fund level of $323,110, $786,565 and $3,697,525 for 2019, 2018 and 2017, respectively, $0 and $1,575 received by Mr. Youngkin in respect of his equity pool interest for 2019 and 2018, respectively, and also includes $7,000, $6,875 and $6,750 in 401(k) matching contributions for 2019, 2018 and 2017, respectively.

(6)
This amount represents cash distributions of $12,800, $83,870 and $126,050 received by Mr. Buser in respect of his equity pool interest for 2019, 2018 and 2017, respectively, and also includes $7,000, $6,875 and $6,750 in 401(k) matching contributions for 2019, 2018 and 2017, respectively.

(7)
This amount represents actual cash distributions received by Mr. Clare in respect of direct carried interest allocations at the fund level of $649,445 and $4,862,203 for 2019 and 2018, respectively, and $0 and $1,575 received by Mr. Clare in respect of his equity pool interest for 2019 and 2018, respectively, and also includes $7,000 and $6,875 in 401(k) matching contributions for 2019 and 2018, respectively.

(8)
This amount represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level of $14,109, $20,109 and $0 for 2019, 2018 and 2017, respectively, $0, $2,580 and $1,140 received by Mr. Ferguson in respect of his equity pool interest for 2019, 2018 and 2017, respectively, and also includes $7,000, $6,875 and $6,750 in 401(k) matching contributions for 2019, 2018 and 2017, respectively.

(9)
This amount represents actual cash distributions received by Mr. Finn in respect of direct carried interest allocations at the fund level of $69,095 for 2019 and also includes $7,000 in 401(k) matching contributions for 2019.

Grants of Plan-Based Awards in 2019
The following table presents information concerning RSUs granted in 2019 to our named executive officers. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718. For additional information regarding the determination of grant date fair value, see Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

			Estimated Future Payouts under Equity Incentive Plan Awards
Name		Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards ($)
Kewsong Lee
Co-CEO Performance Vesting RSUs	(1)	2/13/2019	125,000	250,000	500,000	—	$4,327,500
Co-CEO Outperformance RSUs	(2)	2/13/2019	250,000	500,000	750,000	—	$5,120,000
KEIP RSUs	(3)	11/1/2019	—	—	—	4,137	$115,795
Glenn A. Youngkin
Co-CEO Performance Vesting RSUs	(1)	2/13/2019	125,000	250,000	500,000	—	$4,327,500
Co-CEO Outperformance RSUs	(2)	2/13/2019	250,000	500,000	750,000	—	$5,120,000
KEIP RSUs	(3)	5/1/2019	—	—	—	27,369	$561,065
KEIP RSUs	(3)	11/1/2019	—	—	—	7,479	$209,337
Curtis L. Buser
Annual Time-Vesting RSUs	(4)	2/1/2019	—	—	—	127,357	$1,999,225
Performance Vesting RSUs	(1)	2/13/2019	38,207	76,414	152,828	—	$1,323,063
Peter J. Clare			—	—	—	—	—
Jeffrey W. Ferguson
Performance Vesting RSUs	(1)	2/13/2019	50,943	101,885	203,770	—	$1,764,078
Christopher Finn
Annual Time-Vesting RSUs	(4)	2/1/2019	—	—	—	76,414	$1,199,532
Performance Vesting RSUs	(1)	2/13/2019	63,679	127,357	254,714	—	$2,205,110

(1)
Represents performance-vesting RSU awards that vest based on achievement of FRE, RNPR and FEAUM Raised targets granted to Messrs. Lee, Youngkin, Buser, Ferguson and Finn. The grant date fair value of these performance-vesting RSUs was computed in accordance with U.S. GAAP pertaining to equity-based compensation based upon the probable outcome of the performance conditions as of the grant date.

(2)
Represents a discretionary outperformance performance-vesting RSU award granted to Messrs. Lee and Youngkin. These awards are subject to market conditions, and not performance conditions, as defined under ASC Topic 718.

(3)
Represents RSU grants with respect to Mr. Lee’s and Mr. Youngkin’s accrued KEIP distributions through December 31, 2018 and June 30, 2019. The RSUs granted to Mr. Youngkin on May 1, 2019 vested on November 1, 2019 and the RSUs granted to Messrs. Lee and Youngkin on November 1, 2019 will vest on May 1, 2020.

(4)	Represents discretionary time-vesting RSU grants awarded to Messrs. Buser and Finn. These RSU grants will vest 40% on August 1, 2020, 30% on August 1, 2021 and 30% on August 1, 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Co-CEO Employment Agreements
Effective on January 1, 2018, in connection with their respective new appointments as Co-Chief Executive Officers, our Board of Directors approved new compensation arrangements for Messrs. Lee and Youngkin and, on October 23, 2017, we entered into new employment agreements with each of Messrs. Lee and Youngkin related to their service as our Co-CEOs. On January 1, 2020, in connection with the Conversion, the employment agreements of each of Messrs. Lee and Youngkin were amended. The changes made in the amendments were generally clarifying and conforming in nature and intended to preserve the pre-Conversion status quo. The employment agreements each provide for a five-year term commencing on January 1, 2018 and continuing until December 31, 2022 or until such employment agreement is otherwise terminated in accordance with its terms (the “Term”). Under the employment agreements, each Co-CEO will receive a base salary of $275,000, which may be increased from time to time by our Board of Directors. In addition, during the Term, each Co-CEO will be eligible to receive an annual cash bonus equal to the dividends per share paid with respect to the applicable calendar year multiplied by 2,500,000 (subject to equitable adjustment by our Board of Directors in order to account for distributions, splits, reorganizations, recapitalizations, mergers, consolidations, spin-offs, combinations, exchanges or other similar events; and, following a Change of Control, the parties must negotiate and agree to an adjustment such that after the Change of Control the bonus opportunity is no less favorable to the Co-CEO than prior to the Change of Control). The employment agreements also provided for the payment by us of legal fees incurred by the Co-CEOs in connection with the negotiation of the employment agreements. Each of the employment agreements contains specified severance provisions and restrictive covenants that are described below in the section entitled “—Potential Payments upon Termination or Change in Control.” Pursuant to the employment agreements, the Co-CEOs were also awarded RSU awards that are described above in the section entitled “—Co-CEO Grants.” See “—Potential Payments upon Termination or Change in Control” below for a description of the potential vesting that each of the Co-Chief Executive Officers may be entitled to with respect to the RSU awards in connection with a Change in Control or certain terminations of employment.
Equity Incentive Plan Awards
In connection with our initial public offering, the firm adopted the Equity Incentive Plan (which was subsequently amended and restated to reflect the Conversion), which is a source of new equity-based awards and permits us to grant to our senior Carlyle professionals, employees, directors and consultants non-qualified options, stock appreciation rights, common stock, restricted stock, RSUs, phantom stock units and other awards based on our common stock. Unvested annual discretionary RSUs, Bonus Holdback RSUs and RSUs granted under the KEIP generally will be forfeited upon termination of employment. For a description of the potential vesting that the named executive officers may be entitled to with respect to such RSU awards in connection with a Change of Control (as defined in the Equity Incentive Plan) or certain terminations of employment see “—Potential Payments upon Termination or Change in Control” below. In addition, all vested and unvested annual discretionary RSUs and RSUs granted under the KEIP will be immediately forfeited in the event the holder is terminated for cause, or if such person materially breaches any applicable restrictive covenant. For RSU awards made in February 2018 and later, the award agreements generally contain non-solicitation provisions that restrict participants’ ability to solicit Carlyle investors or employees during the one-year period following a participant’s termination of the provision of services to Carlyle. For more information regarding these RSUs granted to our named executive officers under the Equity Incentive Plan, including the vesting criteria, see the sections entitled “—Legacy Key Executive Incentive Program (KEIP)” and “—Equity Grants—Annual Discretionary RSU Grants” above.

Outstanding Equity Awards at 2019 Fiscal-Year End
The following table provides information regarding outstanding unvested equity awards held by our named executive officers as of December 31, 2019. The dollar amounts shown in the table below were calculated by multiplying the number of unvested RSUs reported for the named executive officer by the closing market price of $32.08 per share on December 31, 2019, the last trading day of 2019.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Equity Incentive Shares or Units of Stock That Have Not Vested (#)(7)	Market Value of Equity Incentive Shares or Units of Stock That Have Not Vested ($)(7)
Kewsong Lee	1,480,266(1)	$47,486,933	750,000	$24,060,000
Glenn A. Youngkin	1,367,479(2)	$43,868,726	750,000	$24,060,000
Curtis L. Buser	339,338(3)	$10,885,963	—	—
Peter J. Clare	435,000(4)	$13,954,800	—	—
Jeffrey W. Ferguson	192,110(5)	$6,162,889	—	—
Christopher Finn	355,335(6)	$11,399,147	—	—

(1)
Amount reported for Mr. Lee is composed of 116,129 discretionary RSUs which will vest on August 1, 2020; 1,000,000 one-time Co-CEO time-vesting RSUs, of which 250,000 will vest on each of February 1, 2020, 2021, 2022 and 2023; 60,000 discretionary RSUs, of which 30,000 will vest on August 1, 2020 and 30,000 will vest on August 1, 2021; 4,137 KEIP RSUs which will vest on May 1, 2020; 300,000 performance-vesting RSUs that were earned as of the end of the fiscal year based on 2019 performance , which vested on February 10, 2020, the date the compensation committee certified the attainment of the established performance metrics, based on continued service through such date.

(2)
Amount reported for Mr. Youngkin is composed of 1,000,000 one-time Co-CEO time-vesting RSUs, of which 250,000 will vest on each of February 1, 2020, 2021, 2022 and 2023; 60,000 discretionary RSUs, of which 30,000 will vest on August 1, 2020 and 30,000 on August 1, 2021; 7,479 KEIP RSUs which will vest on May 1, 2020; 300,000 performance-vesting RSUs that were earned as of the end of the fiscal year based on 2019 performance and that vested on February 10, 2020, the date the compensation committee certified the attainment of the established performance metrics, based on continued service through such date.

(3)
Amount reported for Mr. Buser is composed of 127,357 RSUs, of which 50,943 will vest on August 1, 2020, 38,207 will vest on August 1, 2021 and 38,207 will vest on August 1, 2022; 52,258 discretionary RSUs which will vest on August 1, 2020; 68,027 discretionary RSUs, of which 34,014 will vest on August 1, 2020 and 34,013 will vest on August 1, 2021; and 91,696 performance-vesting RSUs that were earned as of the end of the fiscal year based on 2019 performance and that vested on February 10, 2020, the date the Co-CEOs certified the attainment of the established performance metrics, based on continued service through such date.

(4)
Amount reported for Mr. Clare is composed of 60,000 discretionary RSUs, of which 30,000 will vest on August 1, 2020 and 30,000 will vest on August 1, 2021; and 375,000 one-time discretionary RSUs, of which 125,000 will vest on each of February 1, 2020, 2021 and 2022.

(5)
Amount reported for Mr. Ferguson is composed of 29,032 discretionary RSUs, which will vest on August 1, 2020; 40,816 discretionary RSUs, of which, 20,048 will vest on August 1, 2020 and 20,048 will vest on August 1, 2021; and 122,262 performance-vesting RSUs that were earned as of the end of the fiscal year based on 2019 performance and that vested on February 10, 2020, the date the Co-CEOs certified the attainment of the established performance metrics, based on continued service through such date.

(6)
Amount reported for Mr. Finn is composed of 58,064 discretionary RSUs, which will vest on August 1, 2020; 68,027 discretionary RSUs, of which, 34,014 will vest on August 1, 2020 and 34,013 will vest on August 1, 2021; 76,414 discretionary RSUs, of which, 30,566 will vest on August 1, 2020, 22,924 will vest on August 1, 2021 and 22,924 will vest on August 1, 2022; and 152,830 performance-vesting RSUs that were earned as of the end of the fiscal year based on 2019 performance and that vested on February 10, 2020, the date the Co-CEOs certified the attainment of the established performance metrics, based on continued service through such date.

(7)
The number and market value of the outperformance RSUs reported in the equity incentive columns for Messrs. Lee and Youngkin reflect the maximum number of RSUs that can be earned, though the performance period will not end until December 31, 2022 and vesting is contingent on achieving outperformance against two total shareholder return measures. Accordingly, there is no assurance that any portion of the outperformance RSUs will be earned.

Option Exercises and Stock Vested in 2019
As we have never issued any options, our named executive officers had no option exercises during the year ended December 31, 2019. Each of our named executive officers had equity awards vest during the year ended December 31, 2019.

	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (7)
Kewsong Lee (1)	1,024,064	$20,237,389
Glenn A. Youngkin (2)	839,597	$16,421,661
Curtis L. Buser (3)	256,384	$5,669,109
Peter J. Clare (4)	170,803	$3,453,652
Jeffrey W. Ferguson (5)	76,412	$1,822,426
Christopher Finn (6)	199,924	$4,297,434

(1)
The value for Mr. Lee is based on the value of 348,777 shares received upon the vesting of RSUs on February 1, 2019; 473,334 shares received upon the vesting of RSUs on February 13, 2019; and 201,953 shares received upon the vesting of RSUs on August 1, 2019.

(2)
The value for Mr. Youngkin is based on the value of 250,000 shares received upon the vesting of RSUs on February 1, 2019; 473,334 shares received upon the vesting of RSUs on February 13, 2019; 88,894 shares received upon the vesting of RSUs on August 1, 2019; and 27,369 shares received upon the vesting of RSUs on November 1, 2019.

(3)	The value for Mr. Buser is based on the value of 85,867 shares received upon the vesting of RSUs on February 13, 2019 and 170,517 shares received upon the vesting of RSUs on August 1, 2019.

(4)	The value for Mr. Clare is based on the value of 125,000 shares received upon the vesting of RSUs on February 1, 2019 and 45,803 shares received upon the vesting of RSUs on August 1, 2019.

(5)	The value for Mr. Ferguson is based on the value of 76,412 shares received upon the vesting of RSUs on August 1, 2019.

(6)	The value for Mr. Finn is based on the value of 90,704 shares received upon the vesting of RSUs on February 13, 2019 and 109,220 shares received upon the vesting of RSUs on August 1, 2019.

(7)
The value realized on vesting was calculated by multiplying the number of shares of common stock received upon vesting by the closing market price per share of common stock on the applicable vesting date.

Pension Benefits for 2019
We do not provide pension benefits to our named executive officers.
Nonqualified Deferred Compensation for 2019
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
Co-Chief Executive Officers
Severance Arrangements. The Co-CEO employment agreements provide that, upon a termination of employment by a Co-CEO for Good Reason (as defined in the employment agreements) or by Carlyle without Cause (as defined in the employment agreements), such Co-CEO is entitled to receive cash severance, subject to the execution of a release and compliance with certain restrictive covenants, payable over the 12-month severance period (or, if shorter, through the end of the Term) of a monthly amount equal to annual base salary, Average Annual Bonus (as defined in the employment agreements; the Average Annual Bonus is payable in a lump sum on the later of the scheduled payment day for the annual bonus or the end of the severance period if termination occurs in the first year of the Term rather than over a 12-month period) and 12-months of COBRA premiums divided by the number of months in the severance period. Upon a termination of employment by a Co-CEO for Good Reason or by Carlyle without Cause or in the case of the death or disability of a Co-CEO, such Co-CEO is also entitled to a prorated portion of his annual bonus for the portion of the year of termination during which the Co-CEO was employed and, if terminated after the end of a calendar year and before payment of the annual bonus for such year, the annual bonus for the prior year. If a Co-CEO is terminated for any reason other than Cause after the end of the Term, any annual bonus payment for the fifth year of the Term that has not yet been paid will be paid. Had such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Messrs. Lee and Youngkin would have been entitled to the following: (1) cash payments equal to the sum of their then-current annual base salary ($275,000), their Average Annual Bonus ($4,625,000, representing the average of the cash bonus earned for 2018 of $3,350,000 and the cash bonus earned for 2019 of $5,900,000), and 12-months of COBRA premiums ($29,923 for Mr. Lee and $27,211 for Mr. Youngkin, based on 2020 rates), payable in equal monthly installments over a 12-month period, and (2) a prorated portion of the actual annual cash bonus earned for 2019 ($5,900,000), payable on the scheduled payment date.
Co-CEO Equity Awards. The Co-Chief Executive Officer employment agreements and equity award agreements provide that, upon a termination of employment by a Co-CEO for Good Reason or by us without Cause, subject to the execution of a release and compliance with certain restrictive covenants, a portion of such Co-CEO’s time-vesting and performance-vesting RSUs that were granted in 2018 pursuant to the terms of their respective employment agreements will vest (at target with respect to performance-vesting RSUs) on the next scheduled vesting date following the date of such termination, in an amount equal to: (1) the amount that would have vested on such vesting date had such Co-CEO remained employed through such date plus (2) if such termination occurs in the first four years of the Term, a pro rata portion of the RSUs related to the portion of the year of termination prior to termination (or, if such termination occurs in the January or February prior to the scheduled vesting date in such year, 12 months). In the case of the 2019 outperformance grants described above, any such termination of employment for Good Reason or without Cause would result in a percentage (not to exceed 100%) of the target number of shares subject to such grants becoming vested corresponding to the sum of (1) the percentage of the performance period completed as of the termination date plus (2) 25%. Accordingly, had such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Messrs. Lee and Youngkin would have vested in the following number of RSUs, having the following value based on our closing market price of $32.08 per share on December 31, 2019: (1) 1,000,000 RSUs with respect to the 2018 equity grants, including 500,000 time-vesting RSUs and 500,000 performance-vesting RSUs at target, with an aggregate value of $32,080,000 and (2) 250,000 RSUs with respect to the 2019 outperformance grants, with an aggregate value of $8,020,000.
If a termination of employment by a Co-CEO for Good Reason or by us without Cause occurs following a Change of Control during the Term, then in addition to the RSUs described above, such Co-CEO will vest in a number of RSUs corresponding to another year of deemed service credit (both time-vesting RSUs and performance-vesting RSUs, at target with respect to performance-vesting RSUs, with such additional year corresponding to an additional 25% of the target number of shares in the case of the 2019 outperformance grants), but in a maximum amount that is not more than the total number of RSUs granted. Accordingly, had such a termination of employment occurred following a Change of Control on December 31, 2019, the last business day of 2019, each of Messrs. Youngkin and Lee would have vested in the following numbers of RSUs having the following values based on our closing market price of $32.08 per share on December 31, 2019: (1) 1,500,000 RSUs with respect to the 2018 equity grants, including 750,000 time-vesting RSUs and 750,000 performance-vesting RSUs at target, with an aggregate value of $48,120,000 and (2) 375,000 RSUs with respect to the 2019 outperformance grants, with an aggregate value of $12,030,000.
Upon the death or disability of a Co-CEO, the time-vesting and performance-vesting RSUs that were granted to such Co-CEO will vest in full (with vesting to occur at the target amount with respect to the performance-vesting RSUs if such termination occurs prior to completion of the performance period or at actual performance if such termination occurs after completion of the performance period but prior to the vesting date) to the extent not yet vested. Had such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Messrs. Youngkin and Lee would have vested in the following numbers of RSUs, having the following value based on our closing market price of $32.08 per share on December 31, 2019: (1) 2,050,000 RSUs with respect to the 2018 equity grants, including 1,000,000 time-vesting RSUs, 300,000 performance-vesting RSUs representing the actual number of RSUs earned for the 2019 performance year and 750,000 performance-vesting RSUs at target, with an aggregate value of $65,764,000 and (2) 500,000 RSUs with respect to the 2019 outperformance award, with an aggregate value of $16,040,000.
Upon a termination of employment of a Co-CEO for Cause, all vested and unvested time-vesting and performance-vesting RSUs of such Co-CEO will be automatically forfeited. If a Co-CEO is terminated for any reason other than Cause after the end of the Term, any time-vesting or performance-vesting RSUs that are not yet vested will continue to vest (based on actual performance for the performance-vesting RSUs).
Other Equity Awards. Upon a Change of Control (as defined in the Equity Incentive Plan) or a termination of employment because of death or disability, any unvested time-vesting RSUs (other than the one-time Co-CEO RSUs) held by Messrs. Youngkin and Lee will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Messrs. Youngkin and Lee would have vested in the following numbers of RSUs, having the following values based on our closing market price of $32.08 per share on

December 31, 2019: Mr. Lee - 180,266 RSUs with an aggregate value of $5,782,933 and Mr. Youngkin - 67,479 RSUs with an aggregate value of $2,164,726.
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
Messrs. Buser, Clare, Ferguson and Finn

Upon a Change of Control (as defined in the Equity Incentive Plan) or a termination of employment because of death or disability, any unvested time-vesting RSUs held by Messrs. Buser, Clare, Ferguson and Finn will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. In addition, upon a Change in Control or a termination of employment because of death or disability, any unvested performance-vesting RSUs will vest at target if such change of control or termination occurs prior to completion of the performance period or at actual performance if the change of control or termination occurs after completion of the performance period but prior to the vesting date. Had such a change of control or such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Messrs. Buser, Clare, Ferguson and Finn would have vested in the following numbers of RSUs, having the following values based on our closing market price of $32.08 per share on December 31, 2019: Mr. Buser - 339,338 RSUs, including 91,696 performance-vesting RSUs based on actual performance, with an aggregate value of $10,885,963; Mr. Clare - 435,000 RSUs with an aggregate value of $13,954,800; Mr. Ferguson - 192,110 RSUs, including 122,262 performance-vesting RSUs based on actual performance, with an aggregate value of $6,162,889; and Mr. Finn - 355,335 RSUs, including 152,830 performance-vesting RSUs based on actual performance, with an aggregate value of $11,399,147.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the total annual compensation for each of our co-principal executive officers to the median of the annual total compensation of all our employees (other than our co-principal executive officers) (the “CEO Pay Ratio”). For 2019, our co-principal executive officers were Messrs. Lee and Youngkin. Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies.
As of December 31, 2019, we employed more than 1,775 individuals, including 671 investment professionals, located in 32 offices across six continents. In 2017, we identified our median employee using our global employee population as of October 31, 2017. To identify our median employee, we used annual base salary and bonuses earned (guaranteed and discretionary) in 2017. Application of our consistently applied compensation measure identified eight employees with the same total annual base salary and bonus earned in 2017. Therefore, in order to identify our median employee, we calculated the annual total compensation in accordance with the requirements of the Summary Compensation Table for all eight employees and identified the two middle employees from the even-numbered group. We then selected our median employee from among the two middle employees by reviewing the components of their annual total compensation and selecting the employee whose compensation characteristics more accurately reflected the compensation of a typical employee. We have determined there has been no change in our employee population or employee compensation arrangements during the last completed fiscal year that would significantly impact the CEO Pay Ratio for 2019. Accordingly, we have used the same median employee we identified in 2017 for purposes of calculating our CEO Pay Ratio for 2019.

For 2019, the annual total compensation for each of our co-principal executive officers was $16,053,580 for Mr. Lee and $16,723,012 for Mr. Youngkin, respectively, and our median employee’s annual total compensation was $210,774. Based on each of the Co-CEOs’ annual total compensation, our CEO Pay Ratio for 2019 for each of our co-principal executive officers was 76.1:1 as compared to Mr. Lee and 79.3:1 as compared to Mr. Youngkin.
Director Compensation
No additional remuneration is paid to our employees or advisors for service as a director or on committees of the Board of Directors. Certain of the directors are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. See “Item 13. Certain Relationships and Related Person Transactions—Other Transactions.” In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with such service.
In 2019, each director who was not an employee of or advisor to Carlyle received an annual retainer of $250,000, $130,000 of which was paid in cash and $120,000 of which was paid in the form of a grant of RSUs on May 1, 2019. These RSUs will vest on May 1, 2020, the first anniversary of the grant date. For 2019, we paid an additional $25,000 annual cash retainer to each of Ms. Fitt, our lead independent director, Mr. Shaw, the chairman of the audit committee, Mr. Welters, the chairman of our compensation committee and Ms. Hill, the chairman of the nominating and corporate governance committee.
Director Compensation in 2019
The following table provides the director compensation for Mr. Hance and our non-employee directors for 2019:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Lawton W. Fitt	$155,000	$110,406	$265,406
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$155,000	$110,406	$265,406
Dr. Thomas S. Robertson	$130,000	$110,406	$240,406
William J. Shaw	$155,000	$110,406	$265,406
Anthony Welters	$155,000	$110,406	$265,406

(1)
The reference to “stock” in this table refers to RSUs. Amounts represent the grant date fair value of the RSU awards granted on May 1, 2019 to each director who is not an employee of or advisor to the Company, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the computation of grant date fair value, see Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
As Mr. Hance is an Operating Executive, no additional remuneration is paid to him as a director. Mr. Hance’s compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The following table provides information regarding outstanding unvested equity awards held by our non-employee directors as of December 31, 2019:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
Lawton W. Fitt	5,854	$187,796
Janet Hill	5,854	$187,796
Dr. Thomas S. Robertson	5,854	$187,796
William J. Shaw	5,854	$187,796
Anthony Welters	5,854	$187,796

(1)
The dollar amounts shown under this column were calculated by multiplying the number of unvested RSUs held by the director by the closing market price of $32.08 per share on December 31, 2019, the last trading day of 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of February 7, 2020 by each person known to us to beneficially own more than 5% of any class of our outstanding voting securities, each of our directors and named executive officers and all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Carlyle Group Management L.L.C. (1)	232,048,013	66.6%
Five Overseas Investment L.L.C. (2), (3)	21,350,000	6.1%
Kewsong Lee (2), (4), (5)	2,217,302	*
Glenn A. Youngkin (2), (4), (5)	7,487,369	2.2%
Curtis L. Buser (2), (5)	635,090	*
William E. Conway, Jr. (2)	44,499,644	12.8%
Daniel A. D’Aniello (2), (4)	44,499,644	12.8%
David M. Rubenstein (2)	46,999,644	13.5%
Peter J. Clare (2), (4)	4,934,214	1.4%
Jeffrey W. Ferguson (2), (5)	860,098	*
Christopher Finn (2), (4), (5)	783,518	*
Lawton W. Fitt	36,680	*
James H. Hance, Jr. (2)	23,745	*
Janet Hill	41,680	*
Thomas S. Robertson	36,680	*
William J. Shaw	36,680	*
Anthony Welters	45,103	*
All executive officers and directors as a group (15 persons)	153,137,091	44.0%

*	Less than 1%

(1)
In connection with the Conversion, senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C. that entitles it to vote their shares of common stock until the earlier of (i) such time as Carlyle Group Management L.L.C. ceases to have voting power over shares of common stock representing at least 20% of the total voting power of all the then outstanding shares of capital stock entitled to vote in the election of directors and (ii) January 1, 2025. This amount reflects the shares of common stock underlying the irrevocable proxies over which Carlyle Group Management L.L.C. has sole voting power and 17,000 shares of common stock that Carlyle Group Management L.L.C. directly owns. Carlyle Group Management L.L.C. is owned by senior Carlyle professionals, provided that no member is entitled to more than 20% of the voting interests therein.

(2)
Such individual or entity, as the case may be, granted an irrevocable proxy as described above to Carlyle Group Management L.L.C. with respect to all shares of common stock beneficially owned by such person or entity, and therefore, has no voting authority over such shares. Each individual or entity, as applicable, retains sole disposition power over the shares beneficially owned.

(3)
The shares of common stock shown in the table above are held by Five Overseas Investment L.L.C. (“Five Overseas”), which is a controlled subsidiary of Mamoura Diversified Global Holding PJSC (“MDGH”, formerly known as Mubadala Development Company PJSC) a public joint stock company incorporated in the Emirate of Abu Dhabi, United Arab Emirates, which is wholly owned by Mubadala Investment Company PJSC (“Mubadala Investment”), which is wholly owned by the Government of the Emirate of Abu Dhabi. The address for Mubadala Investment, MDGH and Five Overseas is Al Mamoura Building 45005, Abu Dhabi, United Arab Emirates.

(4)
Of the 1,917,302 shares of common stock shown in the table above for Mr. Lee, 495,184 shares of common stock are held in a grantor retained annuity trust for which Mr. Lee is the investment trustee. Of the 7,187,369 shares of common stock shown in the table above for Mr. Youngkin, 142,857 shares of common stock are held in a family trust. Of the 44,482,644 shares of common stock shown in the table above for Mr. D’Aniello, 285,714 shares of common stock are held in a family trust and 17,000 shares of common stock held by Carlyle Group Management L.L.C. over which Mr. D’Aniello retains sole investment power. Of the 4,934,214 shares of common stock shown in the table above for Mr. Clare, 273,632 shares of common stock are held in a children’s trust. Of the 630,688 shares of common stock shown in the table above for Mr. Finn, 13,595 shares of common stock are held in a family trust and 313,937 shares of common stock are held indirectly by Mr. Finn in a limited liability company of which he is the manager.

(5)
The number of shares of common stock shown in the table above includes the following shares underlying performance-vesting RSUs that vested on February 10, 2020: each of Messrs. Lee and Youngkin - 300,000; Mr. Buser - 91,696; Mr. Ferguson - 122,262; and Mr. Finn - 152,830.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan”) as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	14,622,159	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	14,622,159	—	—

(1)	Reflects the outstanding number of our restricted stock units granted under the Equity Incentive Plan as of December 31, 2019.

(2)
The aggregate number of shares of common stock covered by the Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 10% of the aggregate number shares of common stock outstanding on the last day of the immediately preceding fiscal year minus (b) the aggregate number of shares of common stock that were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Incentive Plan should decide to increase the number shares of common stock available for future grants under the plan by a lesser amount). As of January 1, 2020, pursuant to this formula, 34,715,889 shares of common stock were available for issuance under the Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock covered by the Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, shares of common stock registered under such registration statement will be available for sale in the open market.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Conversion to a Corporation
Effective January 1, 2020, we converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. In connection with the Conversion, holders of Carlyle Holdings partnership units exchanged such units for an equivalent number of shares of common stock and certain other restructuring steps occurred. See “Part I. Item 1. Business-Organizational Structure” and Part II. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of such transactions, which descriptions are incorporated by reference into this Item 13.
In connection with the Conversion, on January 1, 2020:

•	the Tax Receivable Agreement, dated as of May 2, 2012, was amended (the “Tax Receivable Agreement Amendment”);

•	the Registration Rights Agreement with Senior Carlyle Professionals, dated as of May 8, 2012, was amended and restated (the “A&R Registration Rights Agreement”);

•	the Form of Indemnification Agreement was amended and restated (the “Form of A&R Indemnification Agreement”); and

•	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan was amended and restated (the “A&R Equity Incentive Plan”);
in each case, to give effect to and reflect the Conversion. In addition, on January 1, 2020, in connection with the Conversion, the Employment Agreement of Kewsong Lee, dated as of October 23, 2017, and the Employment Agreement of Glenn A. Youngkin, dated as of October 23, 2017, were amended. These changes were generally clarifying and conforming in nature and intended to preserve the pre-conversion status quo.
In connection with the Conversion, on January 1, 2020 the Corporation entered into stockholder agreements with William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein (collectively, the “Founders” and such agreements, the “Stockholder Agreements”). See “--Stockholder Agreements” below.
In connection with the Conversion, the Carlyle Holdings partnership units that were held by the limited partners of Carlyle Holdings were exchanged for an equivalent number of shares of common stock, including 17,000 Carlyle Holdings partnership units that were exchanged by Carlyle Group Management L.L.C., the former general partner of the Partnership.
Holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30 each beginning in January 2020. Of this aggregate amount, Messrs. Youngkin, Buser, Conway, D’Aniello, Rubenstein, Clare, Ferguson, Finn and Hance will receive $8,506,632, $391,062, $66,749,466, $66,749,466, $70,499,466, $6,916,545, $941,724, $312,432 and $377,070, respectively, and Mubadala will receive $35,276,909. None of our independent directors nor Mr. Lee were limited partners of the Carlyle Holdings partnerships and will not receive any payments related to the foregoing. The payment obligations will be unsecured obligations of the Corporation or a subsidiary thereof, subordinated in right of payment to indebtedness of the Corporation and its subsidiaries, and will not bear interest.
Stockholder Agreements
In connection with the Conversion, on January 1, 2020, we entered into stockholder agreements with each of our founders, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein (such agreements the “Stockholder Agreements”). Pursuant to the Stockholder Agreements each founder has the right to nominate one director to our Board of Directors for so long as such founder and or his “Founder Group” (as defined in the Stockholder Agreements) beneficially owns at least 5% of our issued and outstanding common stock. In addition, each founder will have the right to nominate a second director to our Board of Directors until the earlier of (x) such time as the founder and or his Founder Group ceases to beneficially own at least 20 million shares of common stock and (y) January 1, 2027. For so long as at least one founder is entitled to designate two directors to our Board of Directors, the founders then serving on the board may (i) designate a founder to serve as co-chair of the board and (ii) designate a founder to serve on each of the compensation and nominating and governance committees and any executive committee of the board, subject to applicable law and listing standards.
Tax Receivable Agreement
In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay to such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P.
From and after the consummation of the Conversion, holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that have occurred prior to the Conversion.
For the year ended December 31, 2019, no payments in respect of exchanges made prior to the Conversion were made to our directors or executive officers pursuant to the tax receivable agreement.
Registration Rights Agreements
We have entered into an amended and restated registration rights agreement pursuant to which TCG Carlyle Global Partners L.L.C., an entity wholly-owned by our senior Carlyle professionals, has the right to request that we register the sale of shares of common stock held by our pre-IPO owners an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period.

In addition, TCG Carlyle Global Partners L.L.C. has the ability to exercise certain piggyback registration rights in respect of shares of common stock held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us.
In addition, in accordance with the terms of the subscription agreement which governs its investment in our business, we entered into registration rights agreements with Mubadala.
Firm Use of Our Executive Officers’ Private
In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Lee, Conway, D’Aniello, and Rubenstein. Messrs. Lee, Conway, D’Aniello, and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Lee, Conway, D’Aniello, and Rubenstein and other of our personnel is made at market rates, which during 2019 totaled $651,490 for Mr. Lee, $7,568 for Mr. Conway, $100,307 for Mr. D’Aniello, and $591,425 for Mr. Rubenstein. We also made payments for services and supplies relating to business use flight operations to managers of the aircrafts of Messrs. Lee, Conway, D’Aniello, and Rubenstein, which during 2019 aggregated $1,991,460 in the case of Mr. Lee’s aircraft, $322,592 in the case of Mr. Conway’s aircraft, $1,276,723 in the case of Mr. D’Aniello’s aircraft, and $2,997,134 in the case of Mr. Rubenstein’s aircraft.
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
Certain members of our Board of Directors are employees of Carlyle (Messrs. Lee, Youngkin, Conway, D’Aniello, Rubenstein, and Clare) and one member of our Board of Directors is an operating executive of Carlyle (Mr. Hance) and each also own investments in and alongside our investment funds. The amount invested in and alongside our investment funds during 2019 by certain of our directors and by our executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $3,949,830 for Mr. Lee; $16,667,781 for Mr. Youngkin; $605,547 for Mr. Buser; $65,303,212 for Mr. Conway; $52,593,312 for Mr. D’Aniello; $46,562,376 for Mr. Rubenstein; $17,298,020 for Mr. Clare; $436,618 for Mr. Ferguson; $810,255 for Mr. Finn; $635,329 for Mr. Hance; $361,070 for Mr. Shaw; and $3,293,355 for Mr. Welters. None of Ms. Fitt, Ms. Hill or Mr. Robertson made any co-investments in 2019.
Certain of our directors and our executive officers (and their family members and investment vehicles) also made additional commitments to our investment funds during 2019. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to our investment funds during 2019 of approximately $119.2 million, and the total unfunded commitments of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2019 was $19,246,660 for Mr. Lee; $78,307,824 for Mr. Youngkin; $2,864,780 for Mr. Buser; $289,226,937 for Mr. Conway; $243,183,081 for Mr. D’Aniello; $202,997,407 for Mr. Rubenstein; $69,745,134 for Mr. Clare; $1,834,477 for Mr. Ferguson; $4,433,631 for Mr. Finn; $4,619,580 for Mr. Hance; $2,075,113 for

Mr. Shaw; and $22,937,700 for Mr. Welters. None of Ms. Fitt, Ms. Hill or Mr. Robertson has any unfunded commitments to our investment funds as of December 31, 2019.
Founders’ Non-Competition and Non-Solicitation Agreements
We have non-competition agreements with each of our founders. Each founder agreed that during the period he is a controlling partner (as defined in the non-competition agreement) and for the period of three years thereafter (the “Restricted Period”), he will not engage in any business or activity that is competitive with our business. Each founder agreed that during the Restricted Period, he will not solicit any of our employees, or employees of our subsidiaries, to leave their employment with us or otherwise terminate or cease or materially modify their relationship with us, or employ or engage any such employee. In addition, during the Restricted Period, each founder will not solicit any of our fund investors to invest in any funds or activities that are competitive with our businesses and will not pursue or otherwise seek to develop any investment opportunities under active consideration by Carlyle.
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
Other Transactions
Mr. Hance, a member of our Board of Directors, is an Operating Executive of Carlyle and received, for the year ended December 31, 2019, an operating executive fee in respect of his service in such capacity of $250,000 and, on May 1, 2019, a grant of 5,854 restricted common shares. Mr. Hance was also previously allocated direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2019, Mr. Hance received distributions of $1,627 in respect of such carried interest.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our audit committee or another independent body of the Board of Directors. No related person transaction will be executed without the approval or ratification of our audit committee or another independent body of our Board of Directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2019 and 2018 (dollars in millions):

	Year Ended December 31, 2019
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.6	(a)	$17.0	(d)	$22.6
Audit-Related Fees	0.1	(b)	30.6	(e)	30.7
Tax Fees	4.1	(c)	0.1	(d)	4.2
All Other Fees	—		—		—
Total	$9.8		$47.7		$57.5
	Year Ended December 31, 2018
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.7	(a)	$15.5	(d)	$21.2
Audit-Related Fees	1.8	(b)	14.3	(e)	16.1
Tax Fees	1.8	(c)	0.3	(d)	2.1
All Other Fees	—		—		—
Total	$9.3		$30.1		$39.4

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

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

(d)
Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.04 million and $0.04 million for the years ended December 31, 2019 and 2018, respectively.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report
1. Financial Statements

3. Exhibits
A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Fortitude Group Holdings, LLC for the year ended December 31, 2019. We expect to file those financial statements by amendment to our Annual Report on Form 10-K on or before March 31, 2020 as permitted by Item 3-09(b)(1) of Regulation S-X.

Exhibit Index
Exhibit No.	Description
3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).
3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

4.1
Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2013).

4.2
First Supplemental Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2013).

4.3	Form of 3.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2013).

4.4*
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Holdings Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.5
Indenture dated as of March 28, 2013 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

Exhibit No.	Description

4.6
First Supplemental Indenture dated as of March 28, 2013 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

4.7	Form of 5.625% Senior Note due 2043 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

4.8
Second Supplemental Indenture dated as of March 10, 2014 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2014).

4.9*
Third Supplemental Indenture dated as of January 1, 2020 among Carlyle Holdings II Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.10
Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.11
First Supplemental Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.12*
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.13	Form of 5.650% Senior Note due 2048 (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.14
Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.15
First Supplemental Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.16	Form of 3.500% Senior Notes due 2029 (included in Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.17*
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.18*	Description of Capital Stock

10.1
Tax Receivable Agreement, dated as of May 2, 2012, by and among The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.2
Amendment to Tax Receivable Agreement, dated as of January 1, 2020, by and among the Corporation, Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

Exhibit No.	Description

10.3
Amended and Restated Registration Rights Agreement with Senior Carlyle Professionals, dated as of January 1, 2020, by and among the Corporation, TCG Carlyle Global Partners L.L.C. and the Covered Persons (defined therein) party thereto (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.4
Registration Rights Agreement by and among the Partnership, MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd. and Five Overseas Investment L.L.C, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.5
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the SEC on January 2, 2020).

10.6+	Noncompetition Agreement with William E. Conway, Jr. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.7+	Noncompetition Agreement with Daniel A. D’Aniello (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.8+	Noncompetition Agreement with David M. Rubenstein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.9+
Stockholder Agreement by and between the Corporation and William E. Conway, Jr., dated as of January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.10+
Stockholder Agreement by and between the Corporation and Daniel A. D'Aniello, dated as of January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.11+
Stockholder Agreement by and between the Corporation and David M. Rubenstein, dated as of January 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.12
Note And Unit Subscription Agreement, dated as of December 16, 2010, by and among TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TCG Holdings, L.L.C., TCG Holdings Cayman, L.P., TCG Holdings II, L.P., TCG Holdings Cayman II, L.P., Fortieth Investment Company L.L.C., MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd., and Five Overseas Investment L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.13
Lease, dated January 10, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 7, 2011).

10.14
Amended and Restated Office Lease by and between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C., dated as of June 14, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 1, 2018).

10.15
First Amendment to Deed of Lease, dated November 8, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on January 10, 2012).

10.16
Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2013).

10.16.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2014).

Exhibit No.	Description

10.17
Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on January 10, 2012).

10.17.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2014).

10.18
Non-Exclusive Aircraft Lease Agreement, dated as of December 26, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C as Lessee (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2013).

10.18.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 26, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2014).

10.19
Non-Exclusive Aircraft Lease Agreement dated as of December 11, 2018 by and between KZ Partners, Inc. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 13, 2019).

10.20
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Delaware) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.21
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Cayman Islands) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.22
Amended and Restated Credit Agreement, dated as of February 11, 2019, among TC Group Investment Holdings, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., and Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. as Guarantors, the Lenders party hereto, and Citibank, N.A., as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and Credit Suisse Funding LLC as Joint Lead Arrangers and Bookrunners and JPMorgan Chase Bank, N.A. and Credit Suisse Loan Funding LLC as Syndication Agents (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 13, 2019).

10.23+*	Form of Indemnification Agreement

10.24+
Employment Agreement of Kewsong Lee, dated as of October 23, 2017 (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 15, 2018).

10.24.1+
Amendment to Employment Agreement of Kewsong Lee, dated as of January 1, 2020 (incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.25+
Employment Agreement of Glenn A. Youngkin, dated as of October 23, 2017 (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 15, 2018).

10.25.1+
Amendment to Employment Agreement of Glenn A. Youngkin, dated as of January 1, 2020 (incorporated herein by reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.26+*	Form of Global Deferred Restricted Common Unit Agreement

10.27+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.28+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015).

21.1*	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Pro Forma Financial Information

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith

+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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
Date: February 12, 2020

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2020.

Signature	Title
/s/ Kewsong Lee Kewsong Lee	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Glenn A. Youngkin Glenn A. Youngkin	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Co-Executive Chairman and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman Emeritus and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Executive Chairman and Director

/s/ Peter J. Clare Peter J. Clare	Chief Investment Officer for CPE and Director

/s/ Lawton Fitt Lawton Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Pamela L. Bentley Pamela L. Bentley	Chief Accounting Officer (principal accounting officer)