Form 10-K/A
period 2019-12-31
Carlyle Group Inc.
filed 2020-03-02
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The Carlyle Group Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company”, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed on February 12, 2020 (the “Form 10-K”), to provide audited financial statements for Fortitude Group Holdings, LLC, pursuant to Rule 3-09 of Regulation S-X for the year ended December 31, 2019. In accordance with Rule 3-09(b), the separate audited financial statements of Fortitude Group Holdings, LLC are being filed as an amendment to the Form 10-K as Exhibit 99.2 included in Part IV, Item 15 of this filing.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibit 23.2, the consent of PricewaterhouseCoopers LLP, and Exhibits 31.4, 31.5, 31.6, 32.4, 32.5 and 32.6, certifications of our Co-Chief Executive Officers and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the Securities and Exchange Commission.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report
1. Financial Statements

Page number of the Form 10-K
Report of Independent Registered Public Accounting Firm	160-162
Consolidated Balance Sheets as of December 31, 2019 and 2018	163
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	164
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	165
Consolidated Statements of Changes in Partner’s Capital for the Years Ended December 31, 2019, 2018 and 2017	166
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	167-168
Notes to Consolidated Financial Statements	169-233

3. Exhibits
A list of exhibits required to be filed or furnished as part of this Amendment is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
The audited financial statements of Fortitude Group Holdings, LLC for the year ended December 31, 2019 included in Exhibit 99.2 are filed as part of Item 15 of Amendment No. 1 to the Company’s Annual Report filed on March 2, 2020 and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit No.	Description

23.2	Consent of PricewaterhouseCoopers LLP.

31.4	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.5	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.6	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.4	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Audited Financial Statements of Fortitude Group Holdings, LLC as of and for the Year Ended December 31, 2019.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104
The cover page from The Carlyle Group Inc.’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: March 2, 2020

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer

4