Form 10-Q
period 2020-03-31
Carlyle Group Inc.
filed 2020-04-30
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

As of April 27, 2020, there were 348,358,623 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, our expectations regarding the impact of COVID-19, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (“SEC”) on February 12, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Website and Social Media Disclosure
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/onecarlyle/), our corporate Twitter account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group) and our corporate YouTube channel (www.youtube.com/user/onecarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

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

For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Our Family of Funds.”
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$1,007.9	$793.4
Cash and cash equivalents held at Consolidated Funds	170.9	122.4
Restricted cash	0.6	34.6
Investments, including accrued performance allocations of $2,752.1 million and $3,855.6 million as of March 31, 2020 and December 31, 2019, respectively	5,391.1	6,804.4
Investments of Consolidated Funds	4,465.3	5,007.3
Due from affiliates and other receivables, net	228.0	273.9
Due from affiliates and other receivables of Consolidated Funds, net	88.8	74.4
Fixed assets, net	120.6	108.2
Lease right-of-use assets, net	194.2	203.8
Deposits and other	54.4	54.0
Intangible assets, net	58.3	62.3
Deferred tax assets	304.5	270.1
Total assets	$12,084.6	$13,808.8
Liabilities and equity
Debt obligations	$2,188.3	$1,976.3
Loans payable of Consolidated Funds	4,196.3	4,706.7
Accounts payable, accrued expenses and other liabilities	301.6	354.9
Accrued compensation and benefits	1,773.3	2,496.5
Due to affiliates	456.1	542.1
Deferred revenue	296.3	71.0
Deferred tax liabilities	36.4	65.2
Other liabilities of Consolidated Funds	471.0	316.1
Lease liabilities	273.8	288.2
Accrued giveback obligations	22.4	22.2
Total liabilities	10,015.5	10,839.2
Commitments and contingencies
Partners’ capital (common units, 117,840,651 issued and outstanding as of December 31, 2019)	—	703.8
Common stock, $0.01 par value, 100,000,000,000 shares authorized (348,358,623 shares issued and outstanding as of March 31, 2020)	3.5	—
Additional paid-in-capital	2,569.0	—
Retained earnings (deficit)	(612.0)	—
Accumulated other comprehensive loss	(95.1)	(85.2)
Non-controlling interests in consolidated entities	203.7	333.5
Non-controlling interests in Carlyle Holdings	—	2,017.5
Total equity	2,069.1	2,969.6
Total liabilities and equity	$12,084.6	$13,808.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Fund management fees	$355.9	$353.4
Incentive fees	8.9	8.1
Investment income (loss)
Performance allocations	(937.6)	349.1
Principal investment income (loss)	(253.3)	301.8
Total investment income (loss)	(1,190.9)	650.9
Interest and other income	27.4	22.2
Interest and other income of Consolidated Funds	53.0	52.4
Total revenues	(745.7)	1,087.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	204.3	210.5
Equity-based compensation	29.1	36.0
Performance allocations and incentive fee related compensation	(442.5)	185.4
Total compensation and benefits	(209.1)	431.9
General, administrative and other expenses	69.6	112.5
Interest	23.9	19.7
Interest and other expenses of Consolidated Funds	45.6	38.1
Other non-operating expenses	0.2	0.3
Total expenses	(69.8)	602.5
Other income (loss)
Net investment losses of Consolidated Funds	(113.1)	(14.2)
Income (loss) before provision for income taxes	(789.0)	470.3
Provision (benefit) for income taxes	(80.0)	24.0
Net income (loss)	(709.0)	446.3
Net loss attributable to non-controlling interests in consolidated entities	(97.0)	(4.5)
Net income (loss) attributable to Carlyle Holdings	(612.0)	450.8
Net income attributable to non-controlling interests in Carlyle Holdings	—	307.9
Net income (loss) attributable to The Carlyle Group Inc.	(612.0)	142.9
Net income attributable to Series A Preferred Unitholders	—	5.9
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$(612.0)	$137.0
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$(1.76)	$1.25
Diluted	$(1.76)	$1.18
Weighted-average common shares
Basic	348,239,759	109,210,460
Diluted	348,239,759	115,818,538
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(709.0)	$446.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(22.9)	1.9
Unrealized gains (losses) on Fortitude Re available-for-sale securities	(7.7)	5.6
Defined benefit plans
Unrealized gain (loss) for the period	(3.2)	1.7
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.4	0.3
Other comprehensive income (loss)	(33.4)	9.5
Comprehensive income (loss)	(742.4)	455.8
Comprehensive loss attributable to non-controlling interests in consolidated entities	(109.7)	(4.2)
Comprehensive income (loss) attributable to Carlyle Holdings	(632.7)	460.0
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	—	314.0
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(632.7)	$146.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	117.8	—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	2.3	2,015.2	—	—	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	(64.4)	—	10.8	—	—	(53.6)
Equity-based compensation	—	—	—	—	29.4	—	—	—	—	29.4
Shares issued for equity-based awards	—	2.3	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	4.2	—	4.2
Distributions	—	—	—	—	(87.4)	—	—	(24.3)	—	(111.7)
Net loss	—	—	—	—	—	(612.0)	—	(97.0)	—	(709.0)
Currency translation adjustments	—	—	—	—	—	—	(10.2)	(12.7)	—	(22.9)
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	(7.7)	—	—	(7.7)
Defined benefit plans, net	—	—	—	—	—	—	(2.8)	—	—	(2.8)
Balance at March 31, 2020	—	348.4	$—	$3.5	$2,569.0	$(612.0)	$(95.1)	$203.7	$—	$2,069.1

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	13.3	(1.1)	—	(12.2)	—
Exchange of Carlyle Holdings units for common units	0.2	—	1.4	(0.2)	—	(1.2)	—
Units repurchased	(0.6)	—	(10.4)	—	—	—	(10.4)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.1	—	—	—	0.1
Equity-based compensation	—	—	12.0	—	—	25.4	37.4
Issuances of common units for equity-based awards	2.8	—	—	—	—	—	—
Contributions	—	—	—	—	2.2	—	2.2
Distributions	—	(5.9)	(47.4)	—	(32.2)	(99.4)	(184.9)
Net income	—	5.9	137.0	—	(4.5)	307.9	446.3
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	0.7	0.3	0.9	1.9
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	1.8	—	3.8	5.6
Defined benefit plans, net	—	—	—	0.6	—	1.4	2.0
Balance at March 31, 2019	110.1	$387.5	$779.2	$(81.5)	$290.0	$1,760.6	$3,135.8

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(709.0)	$446.3
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12.6	14.8
Equity-based compensation	29.1	36.0
Non-cash performance allocations and incentive fees	550.5	(167.8)
Non-cash principal investment (income) loss	252.1	(299.7)
Other non-cash amounts	(9.5)	11.1
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	932.7	(1.1)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(819.6)	15.3
Purchases of investments by Consolidated Funds	(807.5)	(310.4)
Proceeds from sale and settlements of investments by Consolidated Funds	327.2	598.8
Non-cash interest income, net	(1.2)	(0.8)
Change in cash and cash equivalents held at Consolidated Funds	(51.4)	14.1
Change in other receivables held at Consolidated Funds	(15.9)	88.1
Change in other liabilities held at Consolidated Funds	162.3	(225.2)
Other non-cash amounts of Consolidated Funds	(0.2)	—
Purchases of investments	(42.7)	(71.3)
Proceeds from the sale of investments	99.8	138.7
Changes in deferred taxes, net	(101.0)	14.7
Change in due from affiliates and other receivables	11.1	59.9
Change in deposits and other	(2.1)	(8.4)
Change in accounts payable, accrued expenses and other liabilities	(54.0)	(68.9)
Change in accrued compensation and benefits	(196.6)	(137.6)
Change in due to affiliates	(35.2)	(2.2)
Change in lease right-of-use assets and lease liabilities	(3.3)	(1.1)
Change in deferred revenue	225.9	197.7
Net cash (used in) provided by operating activities	(245.9)	341.0
Cash flows from investing activities
Purchases of fixed assets, net	(13.2)	(7.1)
Net cash used in investing activities	(13.2)	(7.1)
Cash flows from financing activities
Borrowings under credit facilities	251.0	—
Repayments under credit facilities	(35.8)	—
Repayment of term loan	—	(25.0)
Payments on debt obligations	(0.3)	(6.8)
Proceeds from debt obligations, net of financing costs	—	20.5
Net borrowings (payments) on loans payable of Consolidated Funds	393.3	(157.1)
Dividends to common stockholders	(87.4)	(47.4)
Distributions to preferred unitholders	—	(5.9)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(99.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Contributions from non-controlling interest holders	4.2	2.2
Distributions to non-controlling interest holders	(24.3)	(9.8)
Common shares repurchased	(26.4)	(10.4)
Change in due to/from affiliates financing activities	51.1	87.3
Net cash provided by (used in) financing activities	456.6	(251.8)
Effect of foreign exchange rate changes	(17.0)	7.7
Increase in cash, cash equivalents and restricted cash	180.5	89.8
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$1,008.5	$728.1
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$53.6	$—
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$—	$12.2
Non-cash distributions to non-controlling interest holders	$—	$(22.4)
Net asset impact of deconsolidation of Consolidated Funds	$—	$(13.1)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$0.6
Tax receivable agreement liability	$—	$0.5
Total partners’ capital	$—	$0.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,007.9	$723.0
Restricted cash	0.6	5.1
Total cash, cash equivalents and restricted cash, end of period	$1,008.5	$728.1

Cash and cash equivalents held at Consolidated Funds	$170.9	$213.9
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). As a result of the Conversion, each common unit was converted into a share of common stock. Under the laws of its incorporation, The Carlyle Group Inc. is deemed to be the same entity as The Carlyle Group L.P. (the “Partnership”). Unless the context suggests otherwise, references to “Carlyle” or the “Company,” refer to (i) The Carlyle Group Inc. and its consolidated subsidiaries following the Conversion and (ii) The Carlyle Group L.P. and its consolidated subsidiaries prior to the Conversion. Because the Conversion became effective January 1, 2020, the accompanying consolidated financial statements as of December 31, 2019 and for the three months ended March 31, 2019 and related notes reflect the results of a partnership, and not a corporation.
Prior to the Conversion, the Company recorded significant non-controlling interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”), the holdings partnerships through which the Company and senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in the business. In the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. As a result, in periods following the Conversion, the consolidated balance sheet and statement of operations of The Carlyle Group Inc. does not reflect any non-controlling interests in Carlyle Holdings, and net income (loss) attributable to Carlyle Holdings refers to the net income (loss) of The Carlyle Group Inc. and its consolidated subsidiaries, net of non-controlling interests in consolidated entities.
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Company (collectively the “Consolidated Funds”) have been consolidated in the accompanying condensed consolidated financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
As of March 31, 2020, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.7 billion and $4.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2020, the Company held $62.4 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Investments	$939.3	$1,029.5
Accrued performance revenues	115.6	160.2
Management fee receivables	27.4	35.4
Total	$1,082.3	$1,225.1

These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31, 2020 and December 31, 2019.
Basis of Accounting
The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Company’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these unaudited condensed consolidated financial statements, the Company has retained the specialized accounting for the Funds.
All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Company’s unaudited condensed consolidated statements of operations.
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
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”, which comprises substantially all of the Company’s previously reported performance fee revenues) as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Company

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 4 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the unaudited condensed consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 3, Fair Value Measurement.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements and are subject to deferral under certain conditions. During the three months ended March 31, 2020, the Company deferred approximately $3.5 million of subordinated management fees on its CLOs (after the effect of consolidated CLOs). The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents.
Management fees for the Company’s private equity and real estate carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
As of March 31, 2020 and December 31, 2019, management fee receivables were $78.9 million and $88.8 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees include transaction and portfolio advisory fees of $4.4 million and $8.8 million for the three months ended March 31, 2020 and 2019, respectively, net of any offsets as defined in the respective partnership agreements.
Fund management fees exclude the reimbursement of any partnership expenses paid by the Company on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Company arranges for the investment funds, the Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Company concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude Re. As it relates to the Company’s investments in NGP (see Note 4), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $51.1 million and $51.0 million for the three months ended March 31, 2020 and 2019, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which was adopted by the Company on January 1, 2020. For more information regarding adoption, see “Recent Accounting Pronouncements Recently Issued Accounting Standards Adopted as of January 1, 2020” below.
Under ASU 2016-13, the Company is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As part of its adoption process, the Company assessed the collection risk characteristics of the outstanding amounts in its due from affiliates balance to define the following pools of receivables:

•	Reimbursable fund expenses receivables,

•	Management fee receivables,

•	Incentive fee receivables,

•	Transaction fee receivables,

•	Portfolio fee receivables, and

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•	Notes receivable.
The Company generally utilizes either historical credit loss information or discounted cash flows to calculate expected credit losses for each pool. Historical credit loss data may be adjusted for current conditions and reasonable and supportable forecasts. The Company’s receivables are predominantly with its investment funds, which have low risk of credit loss based on the Company’s historical experience. Therefore the adoption of ASU 2016-13 did not have a material impact to the accompanying unaudited condensed consolidated financial statements.
Compensation and Benefits
Cash-based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award. The compensation expense for awards that contain market conditions is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
Equity-based awards issued to non-employees are generally recognized as general, administrative and other expenses, except to the extent they are recognized as part of the Company’s equity method earnings because they are issued to employees of equity method investees.
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the unaudited condensed consolidated statements of operations.
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2020 and December 31, 2019, the Company had recorded a liability of $1.5 billion and $2.0 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes. Prior to the Conversion, The Carlyle Group L.P. was generally organized as a series of pass-through entities and therefore generally not subject to U.S. federal income taxes, with the exception of certain wholly-owned subsidiaries which were subject to federal, state, local and foreign corporate income taxes at the entity level. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Tax Receivable Agreement
In connection with the Company’s initial public offering, the Company entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby certain subsidiaries of the Partnership agreed to pay to the limited partners of the Carlyle Holdings partnerships involved in any exchange transaction 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings Partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, holders of the Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion.
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
Non-controlling Interests
Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third-party investors. These interests are adjusted for general partner allocations which occur during the reporting period. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Transaction costs incurred in connection with such changes in ownership of a subsidiary are recorded as a direct charge to equity.
Prior to the Conversion, the Company recorded non-controlling interests in Carlyle Holdings, which relates to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. The Company, through wholly-owned subsidiaries, was the sole general partner of Carlyle Holdings.  Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings were reflected as non-controlling interests in the Company’s unaudited condensed consolidated financial statements. Any change to the Company’s ownership interest in Carlyle Holdings was accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings. As part of the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number shares of common stock of The Carlyle Group Inc., which was accounted for as a transaction within equity. As a result, the consolidated balance sheet and consolidated statement of operations of The Carlyle Group Inc. do not reflect any non-controlling interests in Carlyle Holdings following the Conversion.
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. Prior to the Conversion, we applied the “if-converted” method to Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding. Net income (loss) attributable to the common shares excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260. Subsequent to the Conversion, the Company has a single class of stock and therefore, the “if-converted” method is no longer be applied in the computation of diluted earnings per share.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs (which are accounted for as trading securities).
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
Securities Sold Under Agreements to Repurchase

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2020, $40.8 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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
Leases
The Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842), and recognizes a lease liability and right-of-use asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.6 million and $3.9 million during the three months ended March 31, 2020 and 2019, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the three months ended March 31, 2020 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Currency translation adjustments	$(84.5)	$(85.1)
Unrealized losses on defined benefit plans	(9.4)	(6.6)
Fortitude Re available-for-sale securities	(1.2)	6.5
Total	$(95.1)	$(85.2)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $17.2 million and $(12.7) million for the three months ended March 31, 2020 and 2019, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance was adopted by the Company on January 1, 2020.
In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies an entity’s annual goodwill test for impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead an entity should compare the fair value of a reporting unit with its carrying amount. The impairment charge will then be the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity would still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance was adopted by the Company on January 1, 2020 using a prospective transition method, and the impact was not material.
In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326). ASU 2016-13    requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Previously, GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted this guidance using the modified retrospective transition method on January 1, 2020, and the impact was not material.
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

The Carlyle Group Inc.

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
 The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2020:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$91.2	$91.2
Bonds	—	—	423.9	423.9
Loans	—	—	3,950.2	3,950.2
	—	—	4,465.3	4,465.3
Investments in CLOs and other	—	—	396.4	396.4
Foreign currency forward contracts	—	1.5	—	1.5
Total	$—	$1.5	$4,861.7	$4,863.2
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$4,090.8	$4,090.8
Foreign currency forward contracts	—	3.6	—	3.6
Total	$—	$3.6	$4,090.8	$4,094.4

(1)
Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company measures the CLO loans payable held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Company. The Company continues to measure the CLO loans payable that it holds at fair value based on both discounted cash flow analyses and third-party quotes, as described above.
Fund Investments – The Company’s primary and secondary investments in external funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2020
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Purchases	79.3	50.6	677.6	18.1	825.6
Sales and distributions	—	(67.1)	(156.9)	(43.9)	(267.9)
Settlements	—	—	(103.2)	—	(103.2)
Realized and unrealized gains (losses), net
Included in earnings	(7.5)	(121.2)	(801.0)	(61.4)	(991.1)
Included in other comprehensive income	—	(12.5)	(80.1)	(12.6)	(105.2)
Balance, end of period	$91.2	$423.9	$3,950.2	$396.4	$4,861.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(7.5)	$(121.3)	$(801.0)	$(61.4)	$(991.2)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(11.0)	$(72.6)	$(12.6)	$(96.2)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended March 31, 2019
	Investments of Consolidated Funds
	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation of funds(1)	—	(883.7)	1.7	(882.0)
Purchases	69.5	240.9	29.7	340.1
Sales and distributions	(100.3)	(368.2)	(4.0)	(472.5)
Settlements	—	(130.3)	—	(130.3)
Realized and unrealized gains (losses), net
Included in earnings	7.6	(5.8)	(4.1)	(2.3)
Included in other comprehensive income	(13.5)	(71.8)	2.6	(82.7)
Balance, end of period	$653.4	$3,377.6	$472.3	$4,503.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.5	$(16.1)	$(4.1)	$(13.7)

 (1) As a result of the deconsolidation of two CLOs during the three months ended March 31, 2019, the investments that the Company held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$4,685.2	$4,840.1
Deconsolidation/consolidation of funds	—	(870.6)
Borrowings	1,038.4	142.4
Paydowns	(729.0)	(299.5)
Realized and unrealized (gains) losses, net
Included in earnings	(816.6)	15.2
Included in other comprehensive income	(87.2)	(77.6)
Balance, end of period	$4,090.8	$3,750.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(816.9)	$2.7
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(79.6)	$—

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
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and, prior to the Conversion, non-controlling interests in Carlyle Holdings in the unaudited condensed consolidated balance sheets.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2020:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2020
Assets
Investments of Consolidated Funds:
Equity securities	$0.7	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 0.21 (0.02)
	90.5	Discounted Cash Flow	Discount Rates	8% - 8% (8%)

Bonds	423.9	Consensus Pricing	Indicative Quotes (% of Par)	0 - 101 (76)
Loans	3,950.2	Consensus Pricing	Indicative Quotes (% of Par)	2 - 100 (81)
	4,465.3
Investments in CLOs and other:
Senior secured notes	351.3	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	3 - 3,000 (425)
			Default Rates	2% - 7% (4%)
			Recovery Rates	40% - 60% (48%)
			Indicative Quotes (% of Par)	28 - 100 (88)
Subordinated notes and preferred shares	27.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	20% - 40% (32%)
			Default Rates	2% - 7% (4%)
			Recovery Rates	40% - 60% (49%)
			Indicative Quotes (% of Par)	10 - 41 (29)
Aviation subordinated notes	7.0	Discounted Cash Flow	Discount Rates	24% - 24% (24%)
Loans	10.6	Consensus Pricing	Indicative Quotes (% of Par)	93 - 94 (93)
Total	$4,861.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$3,977.3	Other (1)	N/A	N/A
Subordinated notes and preferred shares	113.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	20% - 40% (28%)
			Default Rates	2% - 7% (5%)
			Recovery Rates	40% - 60% (46%)
			Indicative Quotes (% of Par)	22 - 60 (37)
Total	$4,090.8

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2019:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2019
Assets
Investments of Consolidated Funds:
Equity securities	$1.6	Consensus Pricing	Indicative Quotes ($ per share)	0.01 - 25.18 (0.04)
	17.8	Discounted Cash Flow	Discount Rates	8% - 8% (8%)

Bonds	574.1	Consensus Pricing	Indicative Quotes (% of Par)	0 - 108 (98)
Loans	4,413.8	Consensus Pricing	Indicative Quotes (% of Par)	38 - 101 (97)
	5,007.3
Investments in CLOs and other
Senior secured notes	399.4	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	50 - 1,450 (210)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (58%)
			Indicative Quotes (% of Par)	75 - 100 (98)
Subordinated notes and preferred shares	55.1	Discounted Cash Flow with Consensus Pricing	Discount Rate	10% - 15% (12%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (57%)
			Indicative Quotes (% of Par)	33 - 89 (57)
Aviation subordinated notes	4.3	Discounted Cash Flow	Discount Rates	15% - 15% (15%)
Loans	37.4	Consensus Pricing	Indicative Quotes (% of Par)	99 - 100 (99)
Total	$5,503.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,446.4	Other (1)	N/A	N/A
Subordinated notes and preferred shares	238.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 15% (13%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	45% - 75% (61%)
			Indicative Quotes (% of Par)	40 - 82 (62)
Total	$4,685.2

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations	$2,752.1	$3,855.6
Principal equity method investments, excluding performance allocations	2,232.3	2,443.6
Principal investments in CLOs and other	406.7	505.2
Total	$5,391.1	$6,804.4

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$1,424.4	$2,107.5
Real Assets	535.6	764.4
Global Credit	52.8	136.9
Investment Solutions (1)	739.3	846.8
Total	$2,752.1	$3,855.6

(1) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
Approximately 27% of accrued performance allocations at March 31, 2020 are related to Carlyle Partners VI, L.P. and Carlyle Asia Partners IV, L.P., two of the Company’s Corporate Private Equity funds. Approximately 26% of accrued performance allocations at December 31, 2019 is related to Carlyle Partners VI, L.P.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$(5.4)	$(5.0)
Real Assets	(16.9)	(17.2)
Global Credit	(0.1)	—
Total	$(22.4)	$(22.2)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions, typically as general partner interests, and its strategic investments in Fortitude Re (included within Global Credit) and NGP (included within Real Assets), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$369.1	$420.1
Real Assets	574.8	601.7
Global Credit	1,166.9	1,299.6
Investment Solutions	121.5	122.2
Total	$2,232.3	$2,443.6

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
The Company paid $381 million in cash at closing (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. If Fortitude Holdings is unable to distribute a planned non-pro rata dividend to AIG by May 13, 2020, then the Initial Purchase Price will be adjusted upward by $100 million (of which the Company expects to pay $80 million in May 2020 and the remaining $20 million would be payable following December 31, 2023) to account for the increased value of Fortitude Holdings’ equity. AIG also agreed to a post-closing purchase price adjustment pursuant to which AIG will pay affiliates of the Company in respect of certain adverse reserve development in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to the value of the Company’s investment. The Company incurred approximately $17.9 million in transaction costs, which are included in the carrying value of the investment.
In connection with the Transaction, the Company also entered into an operating agreement that governs its rights and obligations as an equity holder of Fortitude Holdings and entitles the Company to customary minority protections contingent upon the Company maintaining agreed upon ownership percentages of Fortitude Holdings.
The Company’s investment is accounted for under the equity method of accounting and the investment is included in the Global Credit segment. Separately, income from the assets managed by the Company is included in the segment of the relevant investment fund. The Company’s net investment earnings (losses) from its investment are included in principal investment income in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company’s investment in Fortitude Holdings is $1,077.9 million and $1,200.9 million, respectively. The Company’s earnings (losses) from its investment for the three months ended March 31, 2020 and 2019 were $(111.9) million and $256.3 million, respectively, which represents 19.9% of Fortitude Holdings’ estimated net income (loss) for the respective periods. These amounts are inclusive of $(89.1) million and $229.3 million, respectively, of unrealized gains (losses) related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”).
Estimated summarized financial information of Fortitude Holdings is presented below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Revenues	$229.0	$594.0
Expenses	459.0	440.0
Operating income (loss)	(230.0)	154.0
Investment gains (losses)	89.0	(32.0)
Change in value of funds withheld embedded derivatives	(567.0)	1,521.0
Income tax expense (benefit)	(148.0)	345.0
Net income (loss)	$(560.0)	$1,298.0

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
The Company’s investments in NGP as of March 31, 2020 and December 31, 2019 are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Investment in NGP Management	$379.3	$383.6
Principal investments in NGP funds	54.7	67.9
Total investments in NGP	$434.0	$451.5

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three months ended March 31, 2020 and 2019.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.8	$25.2
Expenses related to the investment in NGP Management	(2.8)	(2.5)
Amortization of basis differences from the investment in NGP Management	(1.1)	(1.4)
Net investment income from NGP Management	$14.9	$21.3

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $7.4 million and $8.5 million as of March 31, 2020 and December 31, 2019, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. There were no net investment earnings (losses) related to these performance allocations for the three months ended March 31, 2020. The Company recognized net investment earnings (losses) related to these performance allocations of $4.7 million for the three months ended March 31, 2019.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $(16.2) million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of March 31, 2020 and December 31, 2019 primarily consisted of $406.7 million and $505.2 million, respectively, of investments in CLO senior and subordinated notes and derivative instruments. A portion of these investments is collateral to CLO term loans (see Note 5).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Performance allocations
Realized	$173.8	$29.8
Unrealized	(1,111.4)	319.3
	(937.6)	349.1
Principal investment income from equity method investments (excluding performance allocations)
Realized	30.6	31.3
Unrealized	(211.7)	271.3
	(181.1)	302.6
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.2	0.9
Unrealized	(72.4)	(1.7)
	(72.2)	(0.8)
Total	$(1,190.9)	$650.9

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Corporate Private Equity	$(604.9)	$132.8
Real Assets	(204.4)	109.4
Global Credit	(63.0)	29.6
Investment Solutions	(65.3)	77.3
Total	$(937.6)	$349.1

Approximately 59%, or $(551.5) million, of performance allocations for the three months ended March 31, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $(552.4) million,
•Carlyle International Energy Partners I, L.P. (Real Assets segment) - $(159.5) million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $179.1 million.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Corporate Private Equity	$(37.7)	$8.2
Real Assets	(12.3)	33.5
Global Credit	(130.6)	256.9
Investment Solutions	(0.5)	4.0
Total	$(181.1)	$302.6

The principal investment income (loss) in Global Credit for the three months ended March 31, 2020 and 2019 includes $(111.9) million and $256.3 million, respectively, from our equity method investment in Fortitude Holdings.

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2020, the Company formed one new CLO for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Interest income from investments	$51.1	$51.0
Other income	1.9	1.4
Total	$53.0	$52.4

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(932.7)	$1.1
Gains (losses) from liabilities of CLOs	819.6	(15.3)
Total	$(113.1)	$(14.2)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Realized losses	$(0.5)	$(8.0)
Net change in unrealized gains (losses)	(932.2)	9.1
Total	$(932.7)	$1.1

5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	March 31, 2020		December 31, 2019
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Senior Credit Facility Due 2/11/2024	$250.0	$250.0	$—	$—
Global Credit Revolving Credit Facility	1.0	1.0	35.8	35.8
CLO Borrowings (See below)	321.8	320.6	324.9	324.0
3.875% Senior Notes Due 2/01/2023	250.0	249.3	250.0	249.3
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.9	350.0	345.8
3.500% Senior Notes Due 9/19/2029	425.0	420.8	425.0	420.7
Total debt obligations	$2,197.8	$2,188.3	$1,985.7	$1,976.3

Senior Credit Facility
The Company has entered into a senior credit facility which was amended and restated on February 11, 2019 (the “amended and restated senior credit facility”). The amended and restated senior credit facility includes $775.0 million in a revolving credit facility, which is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated senior credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at March 31, 2020, the interest rate was 2.06%). The Company borrowed $250.0 million under the revolving credit facility during the three months ended March 31, 2020, which remained outstanding at March 31, 2020. Interest expense under the revolving credit facility was not significant for the three months ended March 31, 2020.
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
During the three months ended March 31, 2020, the Company borrowed $1.0 million and repaid $35.8 million, under the credit facility. As of March 31, 2020, there was $1.0 million outstanding under this facility. Interest expense was not significant for the three months ended March 31, 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2020	Borrowing Outstanding December 31, 2019	Maturity Date (1)	Interest Rate as of March 31, 2020
February 28, 2017	$73.5	$75.3	November 17, 2031	2.33%	(2)
April 19, 2017	22.9	22.9	April 22, 2031	3.75%	(3) (14)
June 28, 2017	22.9	22.9	July 22, 2031	3.74%	(4) (14)
August 2, 2017	22.8	22.8	July 23, 2029	3.63%	(5) (14)
August 2, 2017	19.1	19.5	August 3, 2022	1.75%	(6)
August 14, 2017	22.6	22.6	August 15, 2030	3.55%	(7) (14)
November 30, 2017	22.7	22.7	January 16, 2030	3.56%	(8)(14)(16)
December 6, 2017	19.1	19.1	October 16, 2030	3.48%	(9)(14)(16)
December 7, 2017	20.8	20.8	January 19, 2029	3.18%	(10)(14)(16)
January 30, 2018	19.2	19.2	January 22, 2030	3.44%	(11)(14)(16)
March 1, 2018	15.4	15.3	January 15, 2031	3.38%	(12)(14)(16)
March 15, 2019	20.3	20.8	March 15, 2032	2.62%	(13)
August 20, 2019	20.5	21.0	August 15, 2032	2.52%	(15)
	$321.8	$324.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Outstanding borrowing of €67.0 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurs interest at LIBOR plus 1.808%.

(6)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Company.

(7)	Incurs interest at LIBOR plus 1.848%.

(8)	Incurs interest at LIBOR plus 1.7312%.

(9)	Incurs interest at LIBOR plus 1.647%.

(10)	Incurs interest at LIBOR plus 1.365%.

(11)	Incurs interest at LIBOR plus 1.624%.

(12)	Incurs interest at LIBOR plus 1.552%.
(13) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage and 0.08% class A-1 periodic adjustment rate up to €54,120.

(14)	Term loan issued under master credit agreement.
(15) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(16) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.9 million, respectively. The fair value of the outstanding balance of the CLO term loans at March 31, 2020 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €67.0 million term loan ($73.5 million at March 31, 2020) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2020).

Master Credit Agreement - Term Loans
In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution expects to provide term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement will be secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which is due quarterly. CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020. Outstanding CLO term loans will mature at each respective borrowing’s maturity date.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2020, €62.8 million of the CLO Financing Facility remained available.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2020	December 31, 2019	2020	2019
3.875% Senior Notes Due 2/1/2023 (2)(6)	$250.0	$249.5	$262.8	$2.5	$2.4
5.625% Senior Notes Due 3/30/2043 (3)	600.0	659.0	713.4	8.4	8.4
5.650% Senior Notes Due 9/15/2048 (4)	350.0	374.7	424.0	5.0	5.0
3.500% Senior Notes Due 9/19/2029 (5)	425.0	402.6	430.2	3.8	—
				$19.7	$15.8
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
Promissory Notes
Promissory Notes Due July 15, 2019
In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (disclosed in Note 7), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the three months ended March 31, 2019.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2020.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2020 and December 31, 2019, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,749.3	$3,977.3	2.03%		11.13
Subordinated notes, preferred shares and other	105.5	113.5	N/A	(1)	11.27
Total	$4,854.8	$4,090.8

	As of December 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,534.3	$4,446.4	1.87%		10.78
Subordinated notes, preferred shares and other	214.9	238.8	N/A	(1)	10.90
Total	$4,749.2	$4,685.2

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2020 and December 31, 2019, the fair value of the CLO assets was $4.6 billion and $5.2 billion, respectively.
6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$1,502.2	$2,038.2
Accrued bonuses	124.4	265.1
Employment-based contingent cash consideration	29.7	31.4
Other	117.0	161.8
Total	$1,773.3	$2,496.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Realized	$112.9	$44.2
Unrealized	(555.4)	141.2
Total	$(442.5)	$185.4

7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2020 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,323.1
Real Assets	953.7
Global Credit	379.2
Investment Solutions	244.3
Total	$3,900.3

Of the $3.9 billion of unfunded commitments, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. Additionally as of March 31, 2020, certain subsidiaries of the Company had $32.8 million in commitments related to the origination and syndication of loans and securities under the Carlyle Capital Solutions platform.
Guaranteed Loans
In December 2019, the Company entered into an agreement with a financial institution pursuant to which the
Company provided a $130.0 million guarantee on a revolving credit facility for a fund in the Real Assets segment. The outstanding balance is secured by uncalled capital commitments of the fund’s limited partners. The Company has not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements.
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 3.69%, respectively, as of March 31, 2020). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of March 31, 2020, approximately $9.9 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements.
The Company is party to an agreement with a financial institution pursuant to which the Company is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility, which was replaced by the Program, renewed on an annual basis, allowed for annual incremental borrowings up to an aggregate of $11.3 million, and accrued interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly. Subsequent to September 3, 2019, no incremental borrowings are allowed under the facility, and the remaining balance was substantially transferred to the Program. As of March 31, 2020, approximately $1.0 million was outstanding under the credit facility and payable by the employees. The amount funded by the Company under this guarantee was not material.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $15.5 million as of March 31, 2020. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $22.4 million at March 31, 2020 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2020. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has recorded $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2020 and December 31, 2019, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $169.1 million and $164.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2020 and December 31, 2019, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2020, approximately $14.3 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million.
During the year ended December 31, 2019, the Company paid $41.3 million to satisfy giveback obligations related to two of its Legacy Energy funds. Approximately $22.1 million of these obligations was paid by current and former senior Carlyle professionals and $19.2 million by the Company.
If, at March 31, 2020, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable, of which approximately $0.2 billion would be the responsibility of current and former senior Carlyle professionals.
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
In June 2018, the Company entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Company exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Company is scheduled to relocate one of its New York City offices in late 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Company incurred a charge of $63.5 million (including transaction costs) during the third quarter of 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in 2021. This charge (excluding $3.5 million of transaction costs paid) was accounted for as a lease incentive, and is included in accounts payable, accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets, since the lease has not yet commenced.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$11.8	$11.5
Sublease income	(0.6)	(0.3)
Total operating lease cost	$11.2	$11.2

Cash paid for amounts included in the measurement of operating lease liabilities	$14.9	$13.3

Weighted-average remaining lease term	9.6 Years	9.9 Years
Weighted-average discount rate	5.3%	5.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2020 (excluding the three months ended March 31, 2020)	$41.0
2021	46.5
2022	55.7
2023	51.4
2024	50.0
Thereafter	434.3
Total lease payments	$678.9
Less payments for leases that have not yet commenced	(325.4)
Less imputed interest	(79.7)
Total lease liabilities	$273.8

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. On April 2, 2020, the parties entered into a binding Heads of Agreement and on April 21 executed a definitive settlement agreement, which is subject to court approval. Pursuant to this agreement, the Company will retain the amounts already received from the plaintiff to reimburse the Company for legal fees and expenses incurred to defend against the claims (approximately £23.3 million) and will be entitled to the funds deposited as security with the Privy Council (approximately £850,000). The Agreement provides for dismissal of all claims and full releases. The Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2020.
A Luxembourg subsidiary of CEREP I, a real estate fund, has been involved since 2010 in a tax dispute with the French authorities relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Company paid the remaining approximately €75 million in its capacity as a guarantor. After an appeals process, in July 2019, the parties agreed to settle this matter by reducing the tax claim to €37.1 million of French tax and interest. The remaining €80.5 million will be retained by the Company and CEREP I. Accordingly, the Company recognized $71.5 million in principal investment income during the year ended December 31, 2019.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Company’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2020, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory and public health conditions, may have a significant negative impact on the Company’s investments and profitability. For example, the recent COVID-19 outbreak and its implications may have a significant impact on the values of the investments of the funds and the performance of our strategic investments, and therefore the financial results of the Company. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Accrued incentive fees	$9.0	$8.2
Unbilled receivable for giveback obligations from current and former employees	1.4	1.4
Notes receivable and accrued interest from affiliates	12.2	10.5
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	205.4	253.8
Total	$228.0	$273.9

Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.58% as of March 31, 2020. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Due to non-consolidated affiliates	$47.7	$65.6
Deferred consideration for Carlyle Holdings units	264.6	332.7
Amounts owed under the tax receivable agreement	107.3	107.3
Other	36.5	36.5
Total	$456.1	$542.1

The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Company of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Company common units, as well as certain unit exchanges by senior Carlyle professionals prior to the Conversion. Deferred consideration for Carlyle Holdings units relates to the obligation to the former holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30, the first of which occurred on January 31, 2020. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. These fees are included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Substantially all revenue is earned from affiliates of Carlyle.

9. Income Taxes
Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to the Company is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level.
The Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The Company recorded an estimated net deferred tax asset of $256.6 million relating to this step-up in tax basis. The Conversion and subsequent exchange of Carlyle Holdings units for an equivalent number of shares of common stock of the Company also resulted in an estimated net reduction of the deferred tax asset of $400.5 million. This amount was generated by: (1) deferred tax liabilities on investments and accrued performance revenue allocations, net of related compensation, which were not previously subject to U.S. corporate income tax, (2) an increase in the historical net deferred tax assets reflecting deferred tax amounts previously allocated to private unitholders, and (3) a decrease in the historical net deferred tax assets reflecting the impact of reducing our effective state tax rate under the corporate structure. Together with the estimated step-up in tax basis, the Conversion resulted in an estimated net reduction to the Company’s net deferred tax asset of $143.9 million on January 1, 2020.
The impact of the Conversion to the Company’s net deferred tax assets is based on information currently available; however, the impact of the Conversion cannot be fully determined until the analysis of the tax and book basis of underlying assets of certain partnerships is complete upon finalization of the Company's 2019 tax return information. As a result, the impact of the Conversion may differ, possibly materially, from the current estimates.
The effect of the exchange of Carlyle Holdings units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Conversion is accounted for as a transaction with non-controlling shareholders, the direct tax effects of which are recorded in equity. The effect of the termination of the status of the Company as a partnership for U.S. tax purposes in the Conversion is accounted for as a change in tax status and the related deferred tax effects are recorded in the provision (benefit) for income taxes in the three months ended March 31, 2020. Of the estimated $143.9 million net reduction in the net deferred tax asset of the Company resulting from the Conversion, $90.3 million of expense was recorded in the provision (benefit) for income taxes and $53.6 million recorded directly as a reduction to equity in the three months ended March 31, 2020.
The Company’s provision (benefit) for income taxes was $(80.0) million and $24.0 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the benefit for income taxes reflects a

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

tax benefit of $170.3 million related to the net loss recorded for the quarter, net of the $90.3 million expense discussed above related to Conversion. The Company’s effective tax rate was approximately 10% and 5% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion. In periods prior to the Conversion, the effective tax rate differs from the statutory rate because of the Company’s status as a partnership.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(7.8)	$0.1
Non-Carlyle interests in majority-owned subsidiaries	205.7	324.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	5.8	8.9
Non-controlling interests in consolidated entities	$203.7	$333.5

The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(7.4)	$—
Non-Carlyle interests in majority-owned subsidiaries	(89.0)	(7.2)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.6)	2.7
Non-controlling interests in loss of consolidated entities	$(97.0)	$(4.5)

11. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31, 2020
	Basic	Diluted
Net loss attributable to common shares	$(612,000,000)	$(612,000,000)
Weighted-average common shares outstanding	348,239,759	348,239,759
Net loss per common share	$(1.76)	$(1.76)

	Three Months Ended March 31, 2019
	Basic	Diluted
Net income attributable to common shares	$137,000,000	$137,000,000
Weighted-average common shares outstanding	109,210,460	115,818,538
Net income per common share	$1.25	$1.18

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2020
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	348,239,759	348,239,759
Unvested restricted stock units	—	—
Issuable Carlyle Group Inc. common shares	—	—
Weighted-average common shares outstanding	348,239,759	348,239,759

	Three Months Ended March 31, 2019
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	109,210,460	109,210,460
Unvested restricted stock units	—	5,659,577
Issuable Carlyle Group Inc. common shares	—	948,501
Weighted-average common shares outstanding	109,210,460	115,818,538
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting restricted stock units. All such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders for the three months ended March 31, 2020.
Prior to the Conversion, the Company also included contingently issuable Carlyle Holdings partnership units in the determination of dilutive weighted-average common shares. The Company applied the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding in 2019. The Company applied the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common shares represented by the unvested Carlyle Holdings partnership units.
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common share in 2019, the Company considered that net income available to holders of common shares would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,889,295 of vested Carlyle Holdings partnership units for the three months ended March 31, 2019 were antidilutive, and therefore have been excluded.

12. Equity
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
Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. Under the repurchase program, shares of common stock may be repurchased from time to

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2020, the Company paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares, with all of the repurchases done via open market and brokered transactions. As of March 31, 2020, $139.1 million of repurchase capacity remains under the program.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share (1)	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
February 18, 2020	February 25, 2020	0.25	87.4
Total 2019 Dividend Year		$1.18	$194.8

May 12, 2020	May 19, 2020	$0.25	$87.2
Total 2020 Dividend Year (through Q1 2020)		$0.25	$87.2
(1) The dividends to common stockholders for Q1 2020 and Q4 2019 reflect the exchange of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.
The Board of Directors will take into account general economic and business conditions, as well as the Company’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax and regulatory restrictions, other constraints on the payment of dividends by the Company to its common stockholders or by subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the Company’s credit facility provide certain limits on the Company’s ability to pay dividends.
13. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2020, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 34,715,889.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2020 and a summary of changes for the three months ended March 31, 2020, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2019	14,622,159	$17.09	788,290	$20.30
Granted	3,174,430	$29.81	299,401	$33.40
Vested	2,290,161	$18.35	—	$—
Forfeited	422,822	$19.14	—	$—
Balance, March 31, 2020	15,083,606	$19.75	1,087,691	$23.90

(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
The Company recorded compensation expense for restricted stock units of $29.1 million and $35.9 million for the three months ended March 31, 2020 and 2019, respectively, with $7.3 million and $3.5 million of corresponding deferred tax benefits, respectively. As of March 31, 2020, the total unrecognized equity-based compensation expense related to unvested restricted stock units is $223.3 million, which is expected to be recognized over a weighted-average term of 2.2 years.
14. Segment Reporting
Carlyle conducts its operations through four reportable segments:
Corporate Private Equity – The Corporate Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital transactions that focus on either a particular geography, industry, or strategy.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Company’s four reportable segments for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$188.5	$80.2	$73.0	$39.8	$381.5
Portfolio advisory and transaction fees, net and other	3.9	0.3	2.6	—	6.8
Total fund level fee revenues	192.4	80.5	75.6	39.8	388.3
Realized performance revenues	53.6	11.6	21.0	85.4	171.6
Realized principal investment income	9.6	0.6	5.1	0.6	15.9
Interest income	1.2	0.6	3.1	0.4	5.3
Total revenues	256.8	93.3	104.8	126.2	581.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	94.2	35.5	49.1	25.0	203.8
Realized performance revenues related compensation	24.3	5.4	9.7	84.0	123.4
Total compensation and benefits	118.5	40.9	58.8	109.0	327.2
General, administrative, and other indirect expenses	17.5	19.7	5.6	5.5	48.3
Depreciation and amortization expense	3.4	1.4	1.6	1.0	7.4
Interest expense	10.0	3.9	7.0	2.3	23.2
Total expenses	149.4	65.9	73.0	117.8	406.1
Distributable Earnings	$107.4	$27.4	$31.8	$8.4	$175.0
(-) Realized Net Performance Revenues	29.3	6.2	11.3	1.4	48.2
(-) Realized Principal Investment Income	9.6	0.6	5.1	0.6	15.9
(+) Net Interest	8.8	3.3	3.9	1.9	17.9
(=) Fee Related Earnings	77.3	23.9	19.3	8.3	128.8
Segment assets as of March 31, 2020	$2,714.3	$1,416.6	$2,151.5	$1,144.6	$7,427.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Company’s four reportable segments for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.0	$77.4	$74.8	$39.4	$381.6
Portfolio advisory and transaction fees, net and other	3.8	3.3	2.9	—	10.0
Total fund level fee revenues	193.8	80.7	77.7	39.4	391.6
Realized performance revenues	23.4	4.9	—	20.9	49.2
Realized principal investment income	(2.3)	1.6	4.6	0.2	4.1
Interest income	1.2	0.5	3.8	0.5	6.0
Total revenues	216.1	87.7	86.1	61.0	450.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	96.7	35.8	46.6	23.2	202.3
Realized performance revenues related compensation	10.4	12.0	—	19.8	42.2
Total compensation and benefits	107.1	47.8	46.6	43.0	244.5
General, administrative, and other indirect expenses	34.1	16.8	16.5	8.3	75.7
Depreciation and amortization expense	4.9	1.9	2.1	1.4	10.3
Interest expense	7.9	3.1	6.7	1.9	19.6
Total expenses	154.0	69.6	71.9	54.6	350.1
Distributable Earnings	$62.1	$18.1	$14.2	$6.4	$100.8
(-) Realized Net Performance Revenues	13.0	(7.1)	—	1.1	7.0
(-) Realized Principal Investment Income (Loss)	(2.3)	1.6	4.6	0.2	4.1
(+) Net Interest	6.7	2.6	2.9	1.4	13.6
(=) Fee Related Earnings	$58.1	$26.2	$12.5	$6.5	$103.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended March 31, 2020 and 2019, and Total Assets as of March 31, 2020.

	Three Months Ended March 31, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$581.1	$53.0	$(1,379.8)	(a)	$(745.7)
Expenses	$406.1	$53.8	$(529.7)	(b)	$(69.8)
Other income (loss)	$—	$(113.1)	$—	(c)	$(113.1)
Distributable earnings	$175.0	$(113.9)	$(850.1)	(d)	$(789.0)
Total assets	$7,427.0	$4,725.5	$(67.9)	(e)	$12,084.6

	Three Months Ended March 31, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$450.9	$52.4	$583.7	(a)	$1,087.0
Expenses	$350.1	$43.7	$208.7	(b)	$602.5
Other income (loss)	$—	$(14.2)	$—	(c)	$(14.2)
Distributable earnings	$100.8	$(5.5)	$375.0	(d)	$470.3

(a)
The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (including Fortitude Re), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Unrealized performance revenues	$(1,109.0)	$301.8
Unrealized principal investment income (loss)	(264.7)	238.6
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	(22.8)	27.0
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.9)	(4.0)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	(77.7)	20.4
Elimination of revenues of Consolidated Funds	98.3	(0.1)
	$(1,379.8)	$583.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$388.3	$391.6
Adjustments (1)	(32.4)	(38.2)
Carlyle Consolidated - Fund management fees	$355.9	$353.4

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Unrealized performance revenues related compensation	$(580.1)	$146.0
Equity-based compensation	31.7	39.4
Acquisition related charges and amortization of intangibles and impairment	3.0	12.0
Other non-operating expense	0.2	0.3
Tax expense associated with certain foreign performance revenues related compensation	11.2	(6.1)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	8.0	20.9
Debt extinguishment costs	—	0.1
Corporate conversion costs, severance and other adjustments	4.5	1.7
Elimination of expenses of Consolidated Funds	(8.2)	(5.6)
	$(529.7)	$208.7

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)	The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$(789.0)	$470.3
Adjustments:
Net unrealized performance revenues	528.9	(155.8)
Unrealized principal investment (income) loss	264.7	(238.6)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re	22.8	(27.0)
Equity-based compensation (1)	31.7	39.4
Acquisition related charges, including amortization of intangibles and impairment	3.0	12.0
Other non-operating expense	0.2	0.3
Tax expense associated with certain foreign performance revenues	11.2	(6.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	97.0	4.5
Debt extinguishment costs	—	0.1
Corporate conversion costs, severance and other adjustments	4.5	1.7
Distributable Earnings	$175.0	$100.8
Realized performance revenues, net of related compensation (2)	48.2	7.0
Realized principal investment income (2)	15.9	4.1
Net interest	17.9	13.6
Fee Related Earnings	$128.8	$103.3

(1)
Equity-based compensation for the three months ended March 31, 2020 and 2019 includes amounts that are presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(937.6)	$1,109.2	$171.6
Performance revenues related compensation expense	(442.5)	565.9	123.4
Net performance revenues	$(495.1)	$543.3	$48.2

Principal investment income (loss)	$(253.3)	$269.2	$15.9

	Three Months Ended March 31, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$349.1	$(299.9)	$49.2
Performance revenues related compensation expense	185.4	(143.2)	42.2
Net performance revenues	$163.7	$(156.7)	$7.0

Principal investment income (loss)	$301.8	$(297.7)	$4.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total assets.

15. Subsequent Events
Dividends
In April 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on May 12, 2020, payable on May 19, 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,007.9	$—	$—	$1,007.9
Cash and cash equivalents held at Consolidated Funds	—	170.9	—	170.9
Restricted cash	0.6	—	—	0.6
Investments, including performance allocations of $2,752.1 million	5,454.2	—	(63.1)	5,391.1
Investments of Consolidated Funds	—	4,465.3	—	4,465.3
Due from affiliates and other receivables, net	232.8	—	(4.8)	228.0
Due from affiliates and other receivables of Consolidated Funds, net	—	88.8	—	88.8
Fixed assets, net	120.6	—	—	120.6
Lease right-of-use assets, net	194.2	—	—	194.2
Deposits and other	53.9	0.5	—	54.4
Intangible assets, net	58.3	—	—	58.3
Deferred tax assets	304.5	—	—	304.5
Total assets	$7,427.0	$4,725.5	$(67.9)	$12,084.6
Liabilities and equity
Debt obligations	$2,188.3	$—	$—	$2,188.3
Loans payable of Consolidated Funds	—	4,196.3	—	4,196.3
Accounts payable, accrued expenses and other liabilities	301.6	—	—	301.6
Accrued compensation and benefits	1,773.3	—	—	1,773.3
Due to affiliates	456.1	—	—	456.1
Deferred revenue	296.3	—	—	296.3
Deferred tax liabilities	36.4	—	—	36.4
Other liabilities of Consolidated Funds	—	471.0	—	471.0
Lease liabilities	273.8	—	—	273.8
Accrued giveback obligations	22.4	—	—	22.4
Total liabilities	5,348.2	4,667.3	—	10,015.5
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,569.0	69.5	(69.5)	2,569.0
Retained earnings (deficit)	(612.0)	—	—	(612.0)
Accumulated other comprehensive loss	(93.2)	(3.5)	1.6	(95.1)
Non-controlling interests in consolidated entities	211.5	(7.8)	—	203.7
Total equity	2,078.8	58.2	(67.9)	2,069.1
Total liabilities and equity	$7,427.0	$4,725.5	$(67.9)	$12,084.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$793.4	$—	$—	$793.4
Cash and cash equivalents held at Consolidated Funds	—	122.4	—	122.4
Restricted cash	34.6	—	—	34.6
Investments, including performance allocations of $3,855.6 million	6,982.7	—	(178.3)	6,804.4
Investments of Consolidated Funds	—	5,007.3	—	5,007.3
Due from affiliates and other receivables, net	279.0	—	(5.1)	273.9
Due from affiliates and other receivables of Consolidated Funds, net	—	74.4	—	74.4
Fixed assets, net	108.2	—	—	108.2
Lease right-of-use assets, net	203.8	—	—	203.8
Deposits and other	53.8	0.2	—	54.0
Intangible assets, net	62.3	—	—	62.3
Deferred tax assets	270.1	—	—	270.1
Total assets	$8,787.9	$5,204.3	$(183.4)	$13,808.8
Liabilities and partners’ capital
Loans payable	$1,976.3	$—	$—	$1,976.3
Loans payable of Consolidated Funds	—	4,706.7	—	4,706.7
Accounts payable, accrued expenses and other liabilities	354.9	—	—	354.9
Accrued compensation and benefits	2,496.5	—	—	2,496.5
Due to affiliates	542.1	—	—	542.1
Deferred revenue	71.0	—	—	71.0
Deferred tax liabilities	65.2	—	—	65.2
Other liabilities of Consolidated Funds	—	316.1	—	316.1
Lease liabilities	288.2	—	—	288.2
Accrued giveback obligations	22.2	—	—	22.2
Total liabilities	5,816.4	5,022.8	—	10,839.2
Partners’ capital	703.8	61.7	(61.7)	703.8
Accumulated other comprehensive loss	(84.5)	(0.1)	(0.6)	(85.2)
Non-controlling interests in consolidated entities	333.4	0.1	—	333.5
Non-controlling interests in Carlyle Holdings	2,018.8	119.8	(121.1)	2,017.5
Total partners’ capital	2,971.5	181.5	(183.4)	2,969.6
Total liabilities and partners’ capital	$8,787.9	$5,204.3	$(183.4)	$13,808.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$361.1	$—	$(5.2)	$355.9
Incentive fees	8.9	—	—	8.9
Investment income (loss)
Performance allocations	(937.6)	—	—	(937.6)
Principal investment income (loss)	(363.2)	—	109.9	(253.3)
Total investment income (loss)	(1,300.8)	—	109.9	(1,190.9)
Interest and other income	33.8	—	(6.4)	27.4
Interest and other income of Consolidated Funds	—	53.0	—	53.0
Total revenues	(897.0)	53.0	98.3	(745.7)
Expenses
Compensation and benefits
Cash-based compensation and benefits	204.3	—	—	204.3
Equity-based compensation	29.1	—	—	29.1
Performance allocations and incentive fee related compensation	(442.5)	—	—	(442.5)
Total compensation and benefits	(209.1)	—	—	(209.1)
General, administrative and other expenses	69.6	—	—	69.6
Interest	23.9	—	—	23.9
Interest and other expenses of Consolidated Funds	—	53.8	(8.2)	45.6
Other non-operating expenses	0.2	—	—	0.2
Total expenses	(115.4)	53.8	(8.2)	(69.8)
Other loss
Net investment losses of Consolidated Funds	—	(113.1)	—	(113.1)
Loss before provision for income taxes	(781.6)	(113.9)	106.5	(789.0)
Benefit for income taxes	(80.0)	—	—	(80.0)
Net loss	(701.6)	(113.9)	106.5	(709.0)
Net loss attributable to non-controlling interests in consolidated entities	(89.6)	—	(7.4)	(97.0)
Net loss attributable to The Carlyle Group Inc.	$(612.0)	$(113.9)	$113.9	$(612.0)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$358.7	$—	$(5.3)	$353.4
Incentive fees	8.1	—	—	8.1
Investment income
Performance allocations	349.1	—	—	349.1
Principal investment income	289.6	—	12.2	301.8
Total investment income	638.7	—	12.2	650.9
Interest and other income	29.2	—	(7.0)	22.2
Interest and other income of Consolidated Funds	—	52.4	—	52.4
Total revenues	1,034.7	52.4	(0.1)	1,087.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	210.5	—	—	210.5
Equity-based compensation	36.0	—	—	36.0
Performance allocations and incentive fee related compensation	185.4	—	—	185.4
Total compensation and benefits	431.9	—	—	431.9
General, administrative and other expenses	112.5	—	—	112.5
Interest	19.7	—	—	19.7
Interest and other expenses of Consolidated Funds	—	43.7	(5.6)	38.1
Other non-operating expenses	0.3	—	—	0.3
Total expenses	564.4	43.7	(5.6)	602.5
Other loss
Net investment losses of Consolidated Funds	—	(14.2)	—	(14.2)
Income (loss) before provision for income taxes	470.3	(5.5)	5.5	470.3
Provision for income taxes	24.0	—	—	24.0
Net income (loss)	446.3	(5.5)	5.5	446.3
Net loss attributable to non-controlling interests in consolidated entities	(4.5)	—	—	(4.5)
Net income (loss) attributable to Carlyle Holdings	450.8	(5.5)	5.5	450.8
Net income attributable to non-controlling interests in Carlyle Holdings	307.9	—	—	307.9
Net income (loss) attributable to The Carlyle Group Inc.	142.9	(5.5)	5.5	142.9
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$137.0	$(5.5)	$5.5	$137.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(701.6)	$446.3
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12.6	14.8
Equity-based compensation	29.1	36.0
Non-cash performance allocations and incentive fees	550.5	(167.8)
Non-cash principal investment (income) loss	363.6	(286.3)
Other non-cash amounts	(9.5)	11.1
Purchases of investments	(53.6)	(72.7)
Proceeds from the sale of investments	110.4	155.1
Change in deferred taxes, net	(101.0)	14.7
Change in due from affiliates and other receivables	11.4	60.6
Change in deposits and other	(2.1)	(8.4)
Change in accounts payable, accrued expenses and other liabilities	(54.0)	(68.9)
Change in accrued compensation and benefits	(196.6)	(137.6)
Change in due to affiliates	(35.2)	(2.2)
Change in lease right-of-use asset and lease liability	(3.3)	(1.1)
Change in deferred revenue	225.9	197.7
Net cash provided by operating activities	146.6	191.3
Cash flows from investing activities
Purchases of fixed assets, net	(13.2)	(7.1)
Net cash used in investing activities	(13.2)	(7.1)
Cash flows from financing activities
Borrowings under credit facilities	251.0	—
Repayments under credit facilities	(35.8)	—
Repayment of term loan	—	(25.0)
Payments on debt obligations	(0.3)	(6.8)
Proceeds from debt obligations	—	20.5
Distributions to common unitholders	(87.4)	(47.4)
Distributions to preferred unitholders	—	(5.9)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(99.4)
Contributions from non-controlling interest holders	4.2	2.2
Distributions to non-controlling interest holders	(23.3)	(9.8)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Common shares repurchased	(26.4)	(10.4)
Change in due to/from affiliates financing activities	51.1	87.3
Net cash provided by (used in) financing activities	64.3	(94.7)
Effect of foreign exchange rate changes	(17.2)	0.3
Increase in cash, cash equivalents and restricted cash	180.5	89.8
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$1,008.5	$728.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,007.9	$723.0
Restricted cash	0.6	5.1
Total cash, cash equivalents and restricted cash, end of period	$1,008.5	$728.1

Cash and cash equivalents held at Consolidated Funds	$170.9	$213.9

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
The following discussion analyzes the financial condition and results of operations of The Carlyle Group Inc. (the “Company”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 24 buyout and 10 middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2020, our Corporate Private Equity segment had $80 billion in AUM and $61 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our five infrastructure funds, our two international energy funds, as well as our three Legacy Energy funds. The segment also includes three NGP Predecessor Funds and four NGP Carry Funds advised by NGP. As of March 31, 2020, our Real Assets segment had $40 billion in AUM and $31 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises a group of 66 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, and aircraft financing and servicing. As of March 31, 2020, our Global Credit segment had $49 billion in AUM and $38 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 265 fund vehicles. As of March 31, 2020, our Investment Solutions segment had $48 billion in AUM and $28 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (in the case of structured products), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of March 31, 2020. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO’s			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$19.2 bn	2012-2020	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€6.8 bn	2013-2019	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
Global Financial Services Partners			CREV	$0.5 bn	2020	CRP V	$3.0 bn	2006
CGFSP III	$1.0 bn	2018	CSC	$0.8 bn	2017	CRP IV	$1.0 bn	2005
CGFSP II	$1.0 bn	2013	CASCOF	$0.4 bn	2015	CRP III	$0.6 bn	2001
Carlyle Europe Partners			Direct Lending			Core Plus Real Estate (U.S.)
CEP V	€6.4 bn	2018	Business Development Companies1			CPI[2]	$3.2 bn	2016
CEP IV	€3.7 bn	2014	TCG BDC II, Inc.	$1.8 bn	2017	International Real Estate
CEP III	€5.3 bn	2007	TCG BDC, Inc.	$2.1 bn	2013	CER	€0.5 bn	2017
CEP II	€1.8 bn	2003	Opportunistic Credit Carry Fund			CEREP III	€2.2 bn	2007
Carlyle Asia Partners			CCOF	$2.4 bn	2017	Natural Resources Funds
CAP V	$6.6 bn	2018	Energy Credit Carry Funds			NGP Energy Carry Funds
CBPF II	RMB 2.0 bn	2017	CEMOF II	$2.8 bn	2015	NGP XII	$4.3 bn	2017
CAP IV	$3.9 bn	2014	CEMOF I	$1.4 bn	2011	NGP XI	$5.3 bn	2014
CAP III	$2.6 bn	2008	Distressed Credit Carry Funds			NGP X	$3.6 bn	2012
Carlyle Japan Partners			CSP IV	$2.5 bn	2016	NGP Agribusiness Carry Fund
CJP IV	¥258.0 bn	2020	CSP III	$0.7 bn	2011	NGP GAP	$0.4 bn	2014
CJP III	¥119.5 bn	2013	CSP II	$1.4 bn	2007	NGP Predecessor Funds
CJP II	¥165.6 bn	2006	Carlyle Aviation Partners			Various[3]	$5.7 bn	2007-2008
Carlyle Global Partners			SASOF V	$0.9 bn	2020	International Energy Carry Funds
CGP II	$1.2 bn	2020	SASOF IV	$1.0 bn	2018	CIEP II	$2.2 bn	2019
CGP I	$3.6 bn	2015	SASOF III	$0.8 bn	2015	CIEP I	$2.5 bn	2013
Carlyle MENA Partners			SASOF II	$0.6 bn	2012	Infrastructure Carry Funds
MENA I	$0.5 bn	2008	Securitization vehicles[2]	$2.8 bn	Various	CRSEF	$0.2 bn	2019
Carlyle South American Buyout Fund			9 other vehicles[2]	$2.3 bn	Various	CGIOF	$2.2 bn	2019
CSABF I	$0.8 bn	2009				CPP II	$1.5 bn	2014
Carlyle Sub-Saharan Africa Fund			Investment Solutions			CPOCP	$0.5 bn	2013
CSSAF I	$0.7 bn	2012	AlpInvest
Carlyle Peru Fund			Fund of Private Equity Funds
CPF I	$0.3 bn	2012	93 vehicles	€44.2 bn	2000-2020
Middle Market & Growth Carry Funds			Secondary Investments
Carlyle U.S. Venture/Growth Partners			69 vehicles	€19.7 bn	2002-2020
CEOF II	$2.4 bn	2015	Co-Investments
CEOF I	$1.1 bn	2011	67 vehicles	€15.6 bn	2002-2020
CVP II	$0.6 bn	2001	Metropolitan Real Estate
Carlyle Europe Technology Partners			36 vehicles	$5.0 bn	2002-2019
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of March 31, 2020 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of March 31, 2020.

(2)	Amounts represent Total AUM as of March 31, 2020.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(4)	Real Assets also includes the Legacy Energy funds, which we jointly advise with Riverstone Holdings L.L.C. The impact of these funds is no longer significant to our results of operations.

Trends Affecting our Business
The global economy faces historic levels of turmoil and dislocation as the impact of the COVID-19 pandemic fully materializes across the world. In the first quarter, U.S. real GDP declined at a 4.8% annualized rate over the fourth quarter of 2019, while real GDP in the Eurozone declined at a 14.4% annualized rate, the fastest quarter-over-quarter decline on record. Real-time portfolio data from the start of the second quarter suggest that the U.S. and Eurozone economies are currently contracting at an annual rate of between 10% and 20%. In its April 2020 World Economic Outlook, the International Monetary Fund (“IMF”) dubbed the current recession the “Great Lockdown,” and it expects a contraction of the economy in 2020 about two to three times greater than in 2009. Investor hopes for a quick recovery have generally faded and currently, the IMF does not expect the level of gross domestic product in advanced economies to return to fourth quarter 2019 levels until 2022.
It is difficult to overstate the magnitude and speed of the decline in global economic activity. For many businesses, revenues are down significantly, and for certain businesses, revenues have substantially ceased, leading to a cascade of downstream effects such as wage cuts, layoffs, abandoned plans for capital expenditures, and loan and lease delinquencies, all of which culminate in furthering the contagion across sectors and asset classes. The massive fallout in the global labor market that has occurred to date with, for example, U.S. jobless claims rising 30 million in the six weeks ended April 25, 2020, Norway’s unemployment rate hitting 10.7% in March 2020 and countries across Europe expecting similar jumps in the coming months, and 1.4 million people filing universal credit claims in the United Kingdom since March 16, 2020, is likely to exacerbate already decreased levels of consumption. The limited March and April 2020 economic data released so far are in line with or worse than the challenging picture presented in consensus estimates. April flash services purchasing managers’ indices (PMIs) across developed market economies continued to post dramatic declines. The Eurozone’s services PMI in April hit a record low of 11.7, indicating significant contraction. In March, retail sales in the U.S. in real dollar terms sank by 8.3% month-over-month, the largest single month contraction since at least the mid-1940s.
While the worst of the economic upheaval is likely yet to come for most of the world, the trough of China’s contraction appears to have occurred in February 2020. There is early evidence of the beginning of a return to normal in China where authorities took decisive action to both contain the virus and reboot the economy. Our portfolio company data indicate that many retail establishments in China have reopened, hiring rates have rebounded, and cargo volumes are now above their levels at the same time last year. While this progress is encouraging, the Chinese economy still contracted by 6.8% in the first quarter year-over-year according to official statistics. Data indicate large durable goods and discretionary retail purchases are still weak. Retail passenger vehicle sales in March 2020, for example, were 40% lower than the same period a year ago, while proprietary portfolio data on salon visits indicate a slow recovery in nonessential spending.
In the U.S., first quarter 2020 earnings for companies in the S&P 500 are estimated to have fallen by 15.8% year-over-year, which would be the largest drop since the second quarter of 2009 when earnings fell by 26.9% year-over-year. There are significant differences in the level of declines across sectors as some businesses are inherently more exposed to social-distancing restrictions with brick and mortar retail, restaurants, hospitality, airlines, and transportation among those most heavily impacted. The energy sector has also suffered as a Saudi-Russian oil price war flooded markets with excess supply in the face of an already significant demand shock. Brent crude spot prices declined over 60% in the first quarter of 2020 and remain under pressure as doubts that a U.S.-backed deal with OPEC+ to cut nearly 10% of global supply will be enough to make up for the significant decline in demand.
A disconnect also appears to be growing between equity markets and underlying fundamentals. During February, March, and April 2020, markets have seemingly tracked developments in public health rather than anticipated corporate performance. As investors digested news of the virus’s impact in Italy, where hospitals quickly became overwhelmed and fatalities mounted rapidly, global equities plummeted nearly 35% through late-March 2020, from their peaks in mid-February. Since then, markets have been volatile, but generally have erased about half of those losses, as increasingly positive epidemiological data emerge and investors react to massive amounts of fiscal and monetary stimulus in both Europe and the U.S. Through April 24, 2020, the S&P 500, MSCI ACWI, EuroStoxx 600, and Shanghai Composite fell 12%, 16%, 21%, and 8%, respectively, and forward earnings multiples are now higher than they were before the market rout began.
Central banks globally have adopted a “whatever it takes” posture in response to the pandemic’s impact on financial systems and the broader economy. More than a dozen central banks across North America, Europe, and Asia have cut policy rates. In an emergency session on March 15, 2020, the Federal Open Market Reserve Committee slashed the target range for the federal funds rate to the zero lower bound. There have also been several liquidity measures and quantitative easing programs launched, expanded, or even declared as “unlimited” by some policy makers. In the U.S., the Federal Reserve has announced $2.3 trillion in balance sheet commitments and $1.5 trillion in quantitative easing among other programs to shore up commercial paper and repo markets, extend access to dollar swap lines to both developed and emerging market economies, and encourage financial sector support of households and small businesses. These actions are in addition to the nearly $3 trillion in fiscal stimulus passed by Congress to date, with the potential for additional legislative measures throughout the year. European and Asian authorities have employed similarly novel and expansive policy responses.
Government bond yields have fallen to new lows amid the flurry of monetary policy action and investors’ flight from risk assets. The 10-year Treasury yield briefly fell to a record low of 38 basis points in early March 2020, and now hovers between 60 and 70 basis points. In contrast, corporate bond yields have spiked, though there is significant dispersion across the credit spectrum. Investment grade debt yields, after rising sharply in mid-March 2020, are now at the same levels as earlier in the year. Speculative grade yields remain elevated, with single-B rated yields at 920 basis points as of April 23, 2020, an increase of over 400 basis points since the start of the year. Even so, this marks an improvement from the worst of the credit market rout, when B-rated yields exceeded 12% on March 23, 2020, the highest level since 2009.
The turbulence in global economies and significant market dislocation adversely impacted the value of our carry fund portfolio in the first quarter. Our Corporate Private Equity funds depreciated by (8)% in the first quarter. In our Real Assets funds, our real estate funds depreciated (1)% in the first quarter, while our natural resources funds fell (22)% due to continued pressure from our energy funds. In our Global Credit segment, our carry funds (which represent approximately 25% of the total Global Credit assets under management) depreciated (21)% in the quarter. Our Global Credit funds include our Energy Mezzanine funds, which experienced 30% depreciation during the first quarter. Our Investment Solutions funds appreciated 1% in the first quarter, though the valuations of our primary and secondary fund of funds reflect investment fair values as determined by the general partners of the underlying funds as of December 31, 2019. As a result, in total, net accrued performance revenue on our balance sheet declined to $1.2 billion at March 31, 2020 from $1.7 billion at December 31, 2019. However, our accrued clawback remained unchanged from year end; and while it’s possible that our net accrued performance revenues could further decrease should values continue to decline, we do not expect a material change in our accrued clawback. While the pandemic has significantly impacted the current valuations of our funds, we believe our existing portfolio of assets is generally of high-quality and well-diversified by fund, industry sector, asset class, and region.
We expect the economic fallout from COVID-19 to impact our distributable earnings and fee related earnings and we are working to mitigate the impact, including through the active management of our expenses. We anticipate that the pace of investment and exit activity across our Corporate Private Equity segment generally will slow over the next several quarters as buyers and sellers reassess the market environment and adjust expectations. We are not forced buyers or sellers and will continue to evaluate opportunities strategically as they arise. In particular, we believe that there may be increased opportunities for investments in the Global Credit segment. During the first quarter, our carry funds invested $3.0 billion in new or follow-on transactions, and we have invested approximately $20.8 billion over the last twelve months. In our Global Credit segment, there were $3.2 billion of gross originations in our Direct Lending business over the last twelve months, and we closed one new US CLO at $455 million of par value in the first quarter. In the first quarter, we generated $4.5 billion in realized proceeds from our carry funds, and realized $19.7 billion over the last twelve months. With markets still unstable and exits slowing, the pace of realizations over the next few quarters is expected to slow and quarterly realized performance revenues are likely to be below this quarter for the next several quarters.
While fundraising for 2020 started strong and we raised $7.5 billion of new capital in the first quarter, we currently expect that our overall fundraising pace could slow in the second half of 2020. This in turn would dampen the growth of our fee-earning assets under management, with a corresponding impact on our management fee revenues. The pace of fundraising going forward will depend on the assessment by our limited partner investors of their own investment portfolios, their existing investment commitments, asset allocation policies, anticipated long- and short-term capital needs and overall view of the investment marketplace and future investment opportunities.
Approximately 98% of our fee-earning assets under management is located in closed-end fund structures with no redemption risk. With respect to our fee revenue, 90% is in the form of management fees from traditional closed-end, long-dated funds, which are highly predictable and stable, and do not have significant exposure to the underlying fund valuations. Growth of these fees relies on new vintages or new carry fund families, and to the extent fundraising for these products is delayed, growth of this revenue base will be similarly delayed. With regard to the other 10% of fee revenue, we earn about $120 million annually from our management fees on our CLOs in the form of base fees and subordinated fees. Subordinated fees represent approximately 70% of this revenue base. Credit rating downgrades across the industry may cause the subordinated fees to be deferred. These deferred fees can be subsequently turned back on and recaptured based on the actual default rates and cash returns within the CLO structures. During this quarter, we did not recognize approximately $4.1 million of subordinated fees which were deferred. If the ratings agencies further downgrade bonds and loans in which the CLOs have invested, it is likely that CLOs across the industry will experience revenue deferrals over the course of this year. During the Great Financial Crisis, we saw the majority of CLOs across the industry shut off subordinated fees, but 100% of our CLO subordinated fees were turned back on and all of our deferred revenue was recovered. Finally, transaction and advisory fees generated $53 million of fee revenue in 2019, and are likely to trend lower with a slower pace of closed investments.
As the situation continues to unfold, our top priority has been the health and well-being of our people, and the people at our portfolio companies and in the broader community. Further, we remain focused on supporting our portfolio and ensuring that we continue to deliver for investors and all stakeholders. The majority of our global offices outside of Asia remain closed and the vast majority of our employees are working remotely. At this time, we are uncertain when we will reopen our global office locations, but we continue to operate our business and address the needs of our investors and portfolio companies through our remote-work technology in line with our business continuity plan.
Recent Transactions
Dividends
In April 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on May 12, 2020, payable on May 19, 2020.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of March 31, 2020 were approximately 17% of total management fees recognized during both the three months ended March 31, 2020 and 2019. No other fund generated over 10% of total management fees in the periods presented.
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
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies, as well as underwriting fees from our loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased, and as such the rebate offset percentages generally range from 80% to 100% of the fund’s portion of the transaction and advisory fees earned, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
Performance allocations in excess of 10% of the total for the three months ended March 31, 2020 and 2019 were generated from the following funds:

Three Months Ended March 31,
2020		2019
(Dollars in millions)
CP VI	$(558.6)	CP VI	$86.0
CIEP I	(160.1)	CRP V	60.7
CAP IV	167.2	Alpinvest Co-& Secondary Investments 2006-2008	47.4
The CAP IV fund appreciated in the three months ended March 31, 2020 primarily due to appreciation of a public investment in the portfolio. No other fund generated over 10% of performance allocations in the periods presented above.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2020 and 2019, the reversals of performance allocations were $2.0 billion and $27.8 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of March 31, 2020, accrued performance allocations and accrued giveback obligations were $2.8 billion and $22.4 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2020 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of March 31, 2020, $14.3 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of March 31, 2020 are $1.2 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2020, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
The following table summarizes the total amount of aggregate giveback obligations that we have realized since Carlyle’s inception. Given various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, the table below also summarizes the amount that was attributable to the Company:

	Inception through March 31, 2020
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$155.2	$55.0
All other Carlyle Funds	56.9	0.6
Aggregate Giveback since Inception	$212.1	$55.6
The amounts above include $40.6 million attributable to Legacy Energy Fund IV that was realized during the year ended December 31, 2019, of which $19.9 million was attributable to the Company.
The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distributions to unitholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2020:

	As of March 31, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$640	$1,861	$259	$1,574	$4,334
Level II	1,952	(12)	1,778	—	3,718
Level III	45,197	22,293	38,768	29,095	135,353
Fair Value of Investments	47,789	24,142	40,805	30,669	143,405
Available Capital	32,594	15,652	7,997	17,285	73,528
Total AUM	$80,383	$39,794	$48,802	$47,954	$216,933
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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally six months to three and a half years, which under U.S. GAAP will result in compensation charges over current and future periods. We intend to grant fewer equity awards to employees than we have previously. For example, in February 2018, 2019 and 2020, we granted approximately 13.3 million, 6.7 million and 3.2 million of restricted stock units and other awards, respectively. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Income Taxes. Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of Conversion.
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2020, our U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
Non-controlling Interests in Carlyle Holdings. Prior to the Conversion, we recorded significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Company, through wholly owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings were reflected as a non-controlling interest in the Company’s financial statements. The limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. as part of the Conversion. As a result, following the Conversion, the consolidated balance sheet and consolidated statement of operations of The Carlyle Group Inc. do not reflect any non-controlling interests in Carlyle Holdings.
Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings, or “DE”, is a key performance benchmark used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing the performance of our four segments. We also use DE in our budgeting, forecasting, and the overall management of our segments. We believe that reporting DE is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution to the Company’s common stockholders.
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2020	2019
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$72,175	$71,022
Fee-earning AUM based on invested capital (2)	39,118	42,652
Fee-earning AUM based on collateral balances, at par (3)	25,304	23,713
Fee-earning AUM based on net asset value (4)	4,261	3,555
Fee-earning AUM based on lower of cost or fair value and other (5)	17,388	19,081
Balance, End of Period (6) (7)	$158,246	$160,023

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.8 billion in AUM and $1.5 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $12.5 billion of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2020	2019
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$161,057	$159,552
Inflows (1)	2,897	3,231
Outflows (including realizations) (2)	(4,656)	(2,268)
Market Activity & Other (3)	29	216
Foreign Exchange (4)	(1,081)	(708)
Balance, End of Period	$158,246	$160,023

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

The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2020
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$224,442
Inflows (1)	7,133
Outflows (including realizations) (2)	(3,924)
Market Activity & Other (3)	(9,140)
Foreign Exchange (4)	(1,578)
Balance, End of Period	$216,933

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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 8% of remaining fair value at March 31, 2020 and 8% of remaining fair value at March 31, 2019. For Q1 2020, public investments depreciated 2% while private investments depreciated 11%, compared to 16% public appreciation and 2% private appreciation for Q1 2019. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

(4)	Carry funds comprise approximately 25% of the AUM in Global Credit at March 31, 2020.

(5)
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

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of March 31, 2020, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for the three months ended March 31, 2020 and 9% of our principal investment loss for the three months ended March 31, 2020.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2020, our consolidated CLOs held approximately $4.6 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company and equity. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements. Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.
For further information on our consolidation policy and the consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2020 and 2019. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.
Furthermore, the Conversion on January 1, 2020 increases the significance of our provision (benefit) for income taxes in 2020 and eliminated the attribution of earnings to non-controlling interests in Carlyle Holdings given the exchange of the Carlyle Holdings partnership units for an equivalent number of shares of common stock in The Carlyle Group Inc.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$355.9	$353.4
Incentive fees	8.9	8.1
Investment income (loss)
Performance allocations	(937.6)	349.1
Principal investment income (loss)	(253.3)	301.8
Total investment income (loss)	(1,190.9)	650.9
Interest and other income	27.4	22.2
Interest and other income of Consolidated Funds	53.0	52.4
Total revenues	(745.7)	1,087.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	204.3	210.5
Equity-based compensation	29.1	36.0
Performance allocations and incentive fee related compensation	(442.5)	185.4
Total compensation and benefits	(209.1)	431.9
General, administrative and other expenses	69.6	112.5
Interest	23.9	19.7
Interest and other expenses of Consolidated Funds	45.6	38.1
Other non-operating expenses	0.2	0.3
Total expenses	(69.8)	602.5
Other income (loss)
Net investment losses of Consolidated Funds	(113.1)	(14.2)
Income (Loss) before provision for income taxes	(789.0)	470.3
Provision (Benefit) for income taxes	(80.0)	24.0
Net income (loss)	(709.0)	446.3
Net loss attributable to non-controlling interests in consolidated entities	(97.0)	(4.5)
Net income (loss) attributable to Carlyle Holdings	(612.0)	450.8
Net income attributable to non-controlling interests in Carlyle Holdings	—	307.9
Net income (loss) attributable to The Carlyle Group Inc.	(612.0)	142.9
Net income attributable to Series A Preferred Unitholders	—	5.9
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$(612.0)	$137.0

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$(1.76)	$1.25
Diluted	$(1.76)	$1.18
Weighted-average common shares
Basic	348,239,759	109,210,460
Diluted	348,239,759	115,818,538

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues
Total revenues decreased $1.8 billion, or 169%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in total revenues for the three months ended March 31, 2020:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Total Revenues, March 31, 2019	$1,087.0
Increases (Decreases):
Increase in fund management fees	2.5
Increase in incentive fees	0.8
Decrease in investment income, including performance allocations	(1,841.8)
Increase in interest and other income	5.2
Increase in interest and other income of Consolidated Funds	0.6
Total decrease	(1,832.7)
Total Revenues, March 31, 2020	$(745.7)
Fund Management Fees. Fund management fees increased $2.5 million, or 0.7%, to $355.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$26.0
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital (1)	(23.4)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	3.1
Lower transaction and portfolio advisory fees	(4.4)
All other changes	1.2
Total increase in fund management fees	$2.5
(1) Includes the impact of the deferral of approximately $3.5 million of subordinated management fees on our CLOs (after the effect of consolidated CLOs) during the three months ended March 31, 2020.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $4.4 million and $8.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in transaction and portfolio advisory fees resulted primarily from transaction fees earned related to investments in our international energy carry funds and CCS underwriting fees in 2019.

Investment Income. Investment income decreased $1.8 billion to $1.2 billion for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Decrease in performance allocations, excluding NGP	$(1,286.7)
Decrease in investment income from NGP, which includes performance allocations from the investments in NGP	(27.7)
Decrease in investment income from our buyout and growth funds	(45.1)
Increase in losses on foreign currency hedges	(3.9)
Decrease in investment income from our real assets funds, excluding NGP	(16.5)
Decrease in investment income from our distressed debt funds, energy mezzanine funds and opportunistic credit funds	(6.1)
Decrease in investment income from our direct lending funds, interval funds and CCS	(9.1)
Decrease in investment income from Aviation Partners	(2.2)
Decrease in investment income from CLOs	(71.2)
Decrease in investment income from Fortitude Re	(368.2)
All other changes	(5.1)
Total decrease in investment income	$(1,841.8)
The Company’s earnings (losses) from its investment in Fortitude Re for the three months ended March 31, 2020 and 2019 were $(111.9) million and $256.3 million, respectively, which represents 19.9% of Fortitude Re’s estimated net income for the respective periods. These amounts are inclusive of $(89.1) million and $229.3 million of unrealized (losses) and gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The significant decrease in fair value on the embedded derivatives during the quarter is primarily a result of a widening of credit spreads during the period, partially offset by lower risk-free interest rates.
In November 2019, we signed an agreement for a Carlyle-affiliated investment fund to acquire an additional stake in Fortitude Re, which is expected to close in mid-2020. At closing, the Company will transfer its stake in Fortitude Re to the investment fund, and our investment will become an ownership interest in the fund. At that time, we will record our investment at the net asset value of our interest in the fund, which we expect to be lower than our current carrying value primarily due to these unrealized gains on embedded derivatives. Cumulative unrealized gains on embedded derivatives from the date of our investment through March 31, 2020 were $539.1 million.
March’s rapid decline in asset prices and extreme widening of liability spreads led to a significant fall in marks across the capital structure. The fair value of the CLO investments held by the firm (before the effects of consolidation) declined 18% during the quarter, comprised of 47% depreciation on subordinated notes and 11% depreciation on senior notes.

Performance Allocations. Performance allocations decreased $1,286.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2020 and 2019 comprised the following:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Corporate Private Equity	$(604.9)	$132.8
Real Assets	(204.4)	109.4
Global Credit	(63.0)	29.6
Investment Solutions (1)	(65.3)	77.3
Total performance allocations	$(937.6)	$349.1

Total carry fund appreciation (depreciation)	(7)%	3%
(1) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
Refer to “— Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented.
The global economy faces historic levels of turmoil and dislocation as the impact of the COVID-19 pandemic fully materializes across the world. Central banks globally have adopted a “whatever it takes” posture in response to the pandemic’s impact on financial systems and the broader economy. Real-time portfolio data from the start of the second quarter suggest that the U.S. and Eurozone economies are currently contracting at an annual rate of between 10% and 20%. The turbulence in global economies and significant market dislocation adversely impacted the value of our carry fund portfolio during the first quarter. Our Corporate Private Equity funds depreciated by 8% in the quarter. In our Real Assets segment, Real Estate funds depreciated by 1% and our Natural Resources funds depreciated by 22% in the quarter, due to continued pressure on our energy funds. In our Global Credit segment, our carry funds, which represent approximately 25% of the total Global Credit assets under management, depreciated by 21% in the third quarter. Our Global Credit carry funds include our Energy Mezzanine funds, which experienced depreciation of 30% during the first quarter. Our Investment Solutions funds appreciated by 1%, though our primary and secondary fund of funds reflect investment fair values as determined by the general partners of the underlying funds as of December 31, 2019.
Interest and Other Income. Interest and other income increased $5.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of the reimbursement of certain costs incurred on behalf of Carlyle funds.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $0.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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

Expenses
Total expenses decreased $672.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in total expenses for the three months ended March 31, 2020:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Total Expenses, March 31, 2019	$602.5
Increases (Decreases):
Decrease in total compensation and benefits	(641.0)
Decrease in general, administrative and other expenses	(42.9)
Increase in interest and other expenses of Consolidated Funds	7.5
All other changes	4.1
Total decrease	(672.3)
Total Expenses, March 31, 2020	$(69.8)
Total Compensation and Benefits. Total compensation and benefits decreased $641.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Decrease in cash-based compensation and benefits	$(6.2)
Decrease in equity-based compensation	(6.9)
Decrease in performance allocations and incentive fee related compensation	(627.9)
Decrease in total compensation and benefits	$(641.0)
Cash-based Compensation and Benefits. Cash-based compensation and benefits decreased $6.2 million, or 3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Increase in headcount and bonuses	$2.1
Contingent earnout associated with Carlyle Aviation Partners acquisition	(8.3)
Total decrease in cash-based compensation and benefits	$(6.2)
Equity-based Compensation. Equity-based compensation decreased $6.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the lower rate of ongoing grants of restricted stock units.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $627.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 47% for the three months ended March 31, 2020 and 53% for the three months ended March 31, 2019. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $42.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
CCC litigation cost recovery (1)	$(29.9)
Lower depreciation and intangible asset amortization	(2.2)
Higher professional fees, including corporate conversion costs	10.1
Higher external fundraising costs	0.9
Foreign exchange and other changes	(21.8)
Total decrease in general, administrative and other expenses	$(42.9)
(1) See Note 7 to our unaudited condensed consolidated financial statements.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $7.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to higher interest expense on the consolidated CLOs.
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
Net Investment Gains of Consolidated Funds
For the three months ended March 31, 2020, net investment losses of Consolidated Funds were $113.1 million as compared to net investment losses of $14.2 million for the three months ended March 31, 2019. For both the three months ended March 31, 2020 and 2019, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The three months ended March 31, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads late in the quarter. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Realized losses	$(0.5)	$(8.0)
Net change in unrealized gains (losses)	(932.2)	9.1
Total gains (losses)	(932.7)	1.1
Gains (Losses) from liabilities of CLOs	819.6	(15.3)
Total net investment losses of Consolidated Funds	$(113.1)	$(14.2)

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net loss attributable to non-controlling interests in consolidated entities was $97.0 million for the three months ended March 31, 2020 as compared to net loss of $4.5 million for the three months ended March 31, 2019. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

Net Income Attributable to The Carlyle Group Inc. Common Stockholders
The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $(612.0) million for the three months ended March 31, 2020 as compared to $137.0 million for the three months ended March 31, 2019. Prior to the Conversion, the Company was allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 32% as of March 31, 2019). Net income or loss attributable to the Company also included 100% of the net income (loss) attributable to the Company’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(9.9) million for the three months ended March 31, 2019. As a result, the total net income or loss attributable to the Company has historically varied as a percentage of the net income or loss attributable to Carlyle Holdings, and is not comparable to net income (loss) attributable to The Carlyle Group Inc. common stockholders following the Conversion. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of Conversion and the effective tax rate for the three months ended March 31, 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2020 and 2019. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total Segment Revenues	$581.1	$450.9
Total Segment Expenses	406.1	350.1
Distributable Earnings	$175.0	$100.8
(-) Realized Net Performance Revenues	48.2	7.0
(-) Realized Principal Investment Income	15.9	4.1
(+) Net Interest	17.9	13.6
(=) Fee Related Earnings	$128.8	$103.3
The following table sets forth our total segment revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$381.5	$381.6
Portfolio advisory and transaction fees, net and other	6.8	10.0
Total fund level fee revenues	388.3	391.6
Realized performance revenues	171.6	49.2
Realized principal investment income	15.9	4.1
Interest income	5.3	6.0
Total Segment Revenues	$581.1	$450.9

The following table sets forth our total segment expenses for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$203.8	$202.3
Realized performance revenue related compensation	123.4	42.2
Total compensation and benefits	327.2	244.5
General, administrative, and other indirect expenses	48.3	75.7
Depreciation and amortization expense	7.4	10.3
Interest expense	23.2	19.6
Total Segment Expenses	$406.1	$350.1
Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$(789.0)	$470.3
Adjustments:
Net unrealized performance revenues	528.9	(155.8)
Unrealized principal investment (income) loss(1)	264.7	(238.6)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(1)	22.8	(27.0)
Equity-based compensation(2)	31.7	39.4
Acquisition related charges, including amortization of intangibles and impairment	3.0	12.0
Other non-operating expense	0.2	0.3
Tax expense associated with certain foreign performance fee revenues	11.2	(6.1)
Net loss attributable to non-controlling interests in consolidated entities	97.0	4.5
Debt extinguishment costs	—	0.1
Corporate conversion costs, severance and other adjustments	4.5	1.7
(=) Distributable Earnings	$175.0	$100.8
(-) Realized net performance revenues(3)	48.2	7.0
(-) Realized principal investment income(2)	15.9	4.1
(+) Net Interest	17.9	13.6
(=) Fee Related Earnings	$128.8	$103.3

(1)
Adjustments to unrealized principal investment income (loss) are inclusive of $(89.1) million and $229.3 million of unrealized gains (losses), respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Re’s estimated net income (loss) for the respective periods, excluding the unrealized gains (losses) related to embedded derivatives.

(2)	Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(3) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2020
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(937.6)	$1,109.2	$171.6
Performance revenues related compensation expense	(442.5)	565.9	123.4
Net performance revenues	$(495.1)	$543.3	$48.2

Principal investment income (loss)	$(253.3)	$269.2	$15.9

	Three Months Ended March 31, 2019
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$349.1	$(299.9)	$49.2
Performance revenues related compensation expense	185.4	(143.2)	42.2
Net performance revenues	$163.7	$(156.7)	$7.0

Principal investment income (loss)	$301.8	$(297.7)	$4.1
(4) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 4 to our unaudited condensed consolidated financial statements).
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Corporate Private Equity	$107.4	$62.1
Real Assets	27.4	18.1
Global Credit	31.8	14.2
Investment Solutions	8.4	6.4
Distributable Earnings	$175.0	$100.8
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$188.5	$190.0
Portfolio advisory and transaction fees, net and other	3.9	3.8
Total fund level fee revenues	192.4	193.8
Realized performance revenues	53.6	23.4
Realized principal investment income (loss)	9.6	(2.3)
Interest income	1.2	1.2
Total revenues	256.8	216.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	94.2	96.7
Realized performance revenues related compensation	24.3	10.4
Total compensation and benefits	118.5	107.1
General, administrative, and other indirect expenses	17.5	34.1
Depreciation and amortization expense	3.4	4.9
Interest expense	10.0	7.9
Total expenses	149.4	154.0
Distributable Earnings	$107.4	$62.1
(-) Realized Net Performance Revenues	29.3	13.0
(-) Realized Principal Investment Income (Loss)	9.6	(2.3)
(+) Net Interest	8.8	6.7
(=) Fee Related Earnings	$77.3	$58.1

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Distributable Earnings
Distributable Earnings increased $45.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2019	$62.1
Increases (decreases):
Increase in fee related earnings	19.2
Increase in realized net performance revenues	16.3
Increase in realized principal investment income	11.9
Increase in net interest	(2.1)
Total increase	45.3
Distributable Earnings, March 31, 2020	$107.4
Realized Net Performance Revenues. Realized net performance revenues increased $16.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to higher realizations in our U.S. and financial services buyout funds, partially offset by lower realizations in our Asia buyout funds. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31,
2020	2019
CP IV	CAP III
CGFSP I
Realized Principal Investment Income. Realized principal investment income was $9.6 million for the three months ended March 31, 2020 as compared to realized principal investment loss of $2.3 million for the three months ended March 31, 2019. The increase was primarily due to higher realized gains from our investment in one of our Asia buyout funds, as well as lower realized losses from our investments in our Europe buyout funds.
Fee Related Earnings
Fee Related Earnings increased $19.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2019	$58.1
Increases (decreases):
Decrease in fee revenues	(1.4)
Decrease in cash-based compensation and benefits	2.5
Decrease in general, administrative and other indirect expenses	16.6
All other changes	1.5
Total increase	19.2
Fee Related Earnings, March 31, 2020	$77.3

Fee Revenues. Total fee revenues decreased $1.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Lower fund management fees	$(1.5)
Higher portfolio advisory and transaction fees, net and other	0.1
Total decrease in fee revenues	$(1.4)
The decrease in fund management fees for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to lower fee rates and a lower basis for CP VI, CP V, CEP III, CEP V, CETP III and CEOF I as they have exited the investment period. These decreases were partially offset by the activation of management fees during the third quarter of 2019 on our fourth Europe technology fund (“CETP IV”).
The total weighted-average management fee rates as of March 31, 2020 and 2019 were 1.26% and 1.22%, respectively, with the increase driven by new funds raised with higher fee rates. Fee-earning assets under management were $61.1 billion and $61.9 billion as of March 31, 2020 and 2019, respectively, a decrease of $0.8 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $2.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to lower projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $16.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $14.6 million and positive foreign currency adjustments during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information).
Fee-earning AUM as of and for the Three Months Ended March 31, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2020	2019
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$38,277	$36,394
Fee-earning AUM based on invested capital	20,614	23,289
Fee-earning AUM based on lower of cost or fair value	2,197	2,218
Total Fee-earning AUM	$61,088	$61,901
Weighted Average Management Fee Rates (2)
All Funds	1.26%	1.22%
Funds in Investment Period	1.47%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2020	2019
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$61,660	$62,358
Inflows (1)	43	328
Outflows (including realizations) (2)	(257)	(525)
Market Activity & Other (3)	—	(19)
Foreign Exchange (4)	(358)	(241)
Balance, End of Period	$61,088	$61,901

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

Fee-earning AUM was $61.1 billion at March 31, 2020, a decrease of $0.6 billion, or approximately 1%, compared to $61.7 billion at December 31, 2019. This decrease was driven by $0.4 billion of negative foreign exchange activity from the translation of our EUR-denominated funds’ AUM to USD and outflows of $0.3 billion primarily in our U.S. buyout and Europe growth funds. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $61.1 billion at March 31, 2020, a decrease of $0.8 billion, or approximately 1%, compared to $61.9 billion at March 31, 2019. The decrease was driven by outflows of $3.6 billion primarily due to dispositions in CP VI, CEP III, and other funds which charge fees based on invested equity. Partially offsetting the decrease were inflows of $3.2 billion primarily from new fee-paying commitments raised in CETP IV and CEP V.
Fee-earning AUM was $61.9 billion at March 31, 2019, a decrease of $0.5 billion, or approximately 1%, compared to $62.4 billion at December 31, 2018. The decrease was driven by outflows of $0.5 billion primarily from distributions in our Asia buyout and growth funds, as well as $0.2 billion of foreign exchange losses primarily due to the translation of Fee-earning AUM in our Europe buyout and growth funds from EUR to USD. This was partially offset by inflows of $0.3 billion from new fee-paying commitments raised in CEP V.

Total AUM as of and for the Three Months Ended March 31, 2020
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2020
(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$86,429
Inflows (1)	492
Outflows (including realizations) (2)	(1,378)
Market Activity & Other (3)	(4,728)
Foreign Exchange (4)	(432)
Balance, End of Period	$80,383

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

Total AUM was $80.4 billion at March 31, 2020, a decrease of $6.0 billion, compared to $86.4 billion as of December 31, 2019. The decrease was driven by overall segment depreciation of $4.7 billion, or 8%, for the period. The carry funds driving depreciation for the period included $(1.3) billion attributable to CP VI, $(0.6) billion attributable to CP VII, and $(0.4) billion attributable to CEP IV. Also driving the decrease were outflows of $1.4 billion primarily from distributions of investment proceeds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of March 31, 2020								As of March 31, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Corporate Private Equity	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CP V	2007		$13,719.7	$13,190.9	$26,028.0	$1,679.2	2.1x	18%	14%	X	X	$10,777.9	$26,488.1	2.5x	24%
CP VI	2014		$13,000.0	$12,874.2	$5,929.4	$12,054.1	1.4x	12%	8%	X		$3,080.0	$5,024.2	1.6x	18%
CEP II	2003		€1,805.4	€2,048.4	€4,113.3	€15.4	2.0x	36%	20%	X	X	€1,888.9	€4,120.7	2.2x	43%
CEP III	2007		€5,294.9	€5,155.5	€10,982.2	€417.6	2.2x	19%	14%	X	X	€4,667.5	€11,240.8	2.4x	20%
CEP IV	2014		€3,669.5	€3,735.8	€1,220.3	€3,370.5	1.2x	9%	4%			€645.9	€795.8	1.2x	9%
CAP III	2008		$2,551.6	$2,543.2	$4,416.5	$222.7	1.8x	16%	11%	X	X	$2,149.0	$4,416.7	2.1x	19%
CAP IV	2014		$3,880.4	$4,058.8	$2,832.6	$3,221.9	1.5x	14%	9%	X		$1,364.4	$3,757.6	2.8x	35%
CJP II	2006		¥165,600.0	¥141,866.7	¥205,301.1	¥1,080.0	1.5x	7%	3%			¥134,666.7	¥203,831.2	1.5x	7%
CGFSP II	2013		$1,000.0	$942.7	$897.9	$702.6	1.7x	21%	14%	X	X	$406.5	$801.2	2.0x	28%
CEOF I	2011		$1,119.1	$1,173.1	$1,295.5	$443.8	1.5x	12%	8%	X		$505.1	$1,082.2	2.1x	32%
CETP III	2014		€656.6	€580.1	€664.8	€579.9	2.1x	39%	25%	X	X	€160.5	€664.8	4.1x	54%
CAGP IV	2008		$1,041.4	$954.1	$1,076.5	$166.5	1.3x	7%	2%			$589.8	$1,010.4	1.7x	13%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$10,288.7	$10,072.3	$4,558.2	1.4x	10%	8%			$5,417.4	$10,169.8	1.9x	16%
Fully Realized Funds, Coinvestments and SMAs(15)	Various			$24,914.5	$63,417.0	$10.4	2.5x	33%	28%			$24,914.5	$63,427.4	2.5x	33%
Total Fully Invested/Committed Funds				$84,896.2	$136,501.8	$27,879.0	1.9x	26%	18%			$58,532.8	$136,526.4	2.3x	27%
Funds in the Investment Period(8)
CP VII	2018	May-24	$18,510.0	$7,849.4	$39.2	$7,580.3	1.0x	NM	NM
CEP V	2018	Oct-24	€6,416.4	€1,686.5	€8.0	€1,636.5	1.0x	NM	NM
CAP V	2018	Jun-24	$6,554.2	$1,144.8	$275.0	$959.7	1.1x	NM	NM
CGP	2015	Mar-21	$3,588.0	$2,799.8	$192.7	$2,662.8	1.0x	1%	Neg
CJP III	2013	Aug-20	¥119,505.1	¥91,191.7	¥73,829.1	¥100,220.1	1.9x	23%	14%	X
CGFSP III	2018	Dec-23	$1,004.6	$441.4	$2.7	$528.0	1.2x	NM	NM
CEOF II	2015	Aug-20	$2,400.0	$2,055.9	$161.1	$1,934.0	1.0x	1%	Neg
CETP IV	2019	Jul-25	€1,350.0	€255.3	€—	€227.5	0.9x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$3,633.0	$537.1	$3,494.6	1.1x	NM	NM
Total Funds in the Investment Period				$20,901.1	$1,901.8	$20,134.5	1.1x	3%	Neg			$522.3	$1,408.3	2.7x	37%
TOTAL CORPORATE PRIVATE EQUITY(18)				$105,797.3	$138,403.5	$48,013.5	1.8x	25%	17%			$59,055.1	$137,934.6	2.3x	27%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.

(2)
Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.

(3)	Represents the original cost of investments since inception of the fund.

(4)	Represents all realized proceeds since inception of the fund.

(5)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(6)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(7)
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

(10)
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

(11)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(12)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(13)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(14)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CSABF, and CPF.

(15)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CMG, CVP I, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.

(16)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CAGP V and CBPF II.

(17)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(18)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$80.2	$77.4
Portfolio advisory and transaction fees, net and other	0.3	3.3
Total fund level fee revenues	80.5	80.7
Realized performance revenues	11.6	4.9
Realized principal investment income	0.6	1.6
Interest income	0.6	0.5
Total revenues	93.3	87.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	35.5	35.8
Realized performance revenues related compensation	5.4	12.0
Total compensation and benefits	40.9	47.8
General, administrative, and other indirect expenses	19.7	16.8
Depreciation and amortization expense	1.4	1.9
Interest expense	3.9	3.1
Total expenses	65.9	69.6
(=) Distributable Earnings	$27.4	$18.1
(-) Realized Net Performance Revenues	6.2	(7.1)
(-) Realized Principal Investment Income	0.6	1.6
(+) Net Interest	3.3	2.6
(=) Fee Related Earnings	$23.9	$26.2

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Distributable Earnings
Distributable Earnings increased $9.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2019	$18.1
Increases (decreases):
Decrease in fee related earnings	(2.3)
Increase in realized net performance revenues	13.3
Decrease in realized principal investment income	(1.0)
Increase in net interest	(0.7)
Total increase	9.3
Distributable Earnings, March 31, 2020	$27.4
Realized Net Performance Revenues. Realized net performance revenues increased $13.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the $19.9 million realized giveback on Riverstone Legacy Energy Fund IV in the three months ended March 31, 2019 and realizations in our Europe real estate funds in the three months ended March 31, 2020, partially offset by higher realizations in our U.S. real estate funds and our power opportunities fund in the three months ended March 31, 2019. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31,
2020	2019
CERF	Energy IV (giveback)
CPI
CRP VII
CPOCP
Realized Principal Investment Income. Realized principal investment income decreased $1.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily related to lower principal investment income related to our investments in International Energy carry funds.

Fee Related Earnings
Fee Related Earnings decreased $2.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2019	$26.2
Increases (decreases):
Decrease in fee revenues	(0.2)
Decrease in cash-based compensation and benefits	0.3
Increase in general, administrative and other indirect expenses	(2.9)
All other changes	0.5
Total decrease	(2.3)
Fee Related Earnings, March 31, 2020	$23.9
Fee Revenues. Fee revenues decreased $0.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to the following:

Three Months Ended March 31,
2020 v. 2019
(Dollars in millions)
Higher fund management fees	$2.8
Lower portfolio advisory and transaction fees, net and other	(3.0)
Total decrease in fee revenues	$(0.2)
The increase in fund management fees for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily reflects the increased management fees from CIEP II including $6.1 million in catch up management fees from subsequent closes, partially offset by lower management fees from CIEP I, CRP VII, NGP XI and NGP X. Management fees for the three months ended March 31, 2019 also included $3.9 million in catch up management fees from subsequent closes for CGIOF and NGP XII.
The decrease in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily from transaction fees associated with investments at CIEP I and CPP II in three months ended March 31, 2019.
The weighted average management fee rate for funds in the investment period decreased to 1.30% at March 31, 2020 from 1.32% at March 31, 2019 primarily due to new funds raised in CIEP II with a lower fee rate than its predecessor fund, CIEP I, which exited the investment period. The total weighted average management fee rate was 1.26% at March 31, 2020, an increase from 1.22% at March 31, 2019.
General, administrative and other indirect expenses. General, administrative and other indirect expense increased $2.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to increased professional fees driven by fund organization costs, partially offset by the allocated portion of the cost recovery associated with the CCC matter of $5.7 million (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information).
Fee-earning AUM as of and for the Three Months Ended March 31, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2020	2019
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,004	$15,247
Fee-earning AUM based on invested capital (2)	11,227	15,616
Fee-earning AUM based on net asset value	2,304	1,681
Fee-earning AUM based on lower of cost or fair value and other (3)	356	364
Total Fee-earning AUM (4)	$30,891	$32,908
Weighted Average Management Fee Rates (5)
All Funds	1.26%	1.22%
Funds in Investment Period	1.30%	1.32%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.8 billion in AUM and $1.5 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of March 31, 2020, the NGP Energy Funds had, in the aggregate, approximately $9.4 billion in AUM and $9.7 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds and the NGP Energy Funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2020	2019
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,151	$32,977
Inflows (1)	757	390
Outflows (including realizations) (2)	(2,795)	(553)
Market Activity & Other (3)	(136)	28
Foreign Exchange (4)	(86)	66
Balance, End of Period	$30,891	$32,908

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

Fee-earning AUM was $30.9 billion at March 31, 2020, a decrease of $2.3 billion compared to $33.2 billion at December 31, 2019. The decrease was driven by outflows of $2.8 billion primarily in our NGP Energy and Legacy Energy funds. This was partially offset by inflows of $0.8 billion primarily related to new fee-paying commitments in CIEP II. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $30.9 billion at March 31, 2020, a decrease of $2.0 billion, or approximately 6%, compared to $32.9 billion at March 31, 2019. This decrease was driven by outflows of $7.0 billion primarily in our NGP Energy, Legacy Energy, and US Real Estate funds. Partially offsetting the decrease were inflows of $5.2 billion primarily related to new fee-paying commitments raised in CIEP II and CGIOF, and new limited partner capital invested in CPI.
Fee-earning AUM was $32.9 billion at March 31, 2019, a decrease of $0.1 billion compared to $33.0 billion at December 31, 2018. The decrease was driven by outflows of $0.6 billion, primarily related to distribution and step-down activity in our NGP Carry Funds and U.S. real estate funds. The decrease was offset by inflows of $0.4 billion primarily related to new fee-paying commitments in NGP XII and CGIOF, and new limited partner capital invested in CPI.

Total AUM as of and for the Three Months Ended March 31, 2020
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2020
(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$43,355
Inflows (1)	1,114
Outflows (including realizations) (2)	(477)
Market Activity & Other (3)	(4,053)
Foreign Exchange (4)	(145)
Balance, End of Period	$39,794

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

Total AUM was $39.8 billion at March 31, 2020, a decrease of $3.6 billion, or approximately 8%, compared to $43.4 billion at December 31, 2019. This decrease was primarily due to carry fund market depreciation of $4.1 billion, or 12%, which was driven by $1.0 billion attributable to NGP XI, $0.6 billion attributable to CIEP I, and $0.4 billion attributable to NGP XII. This was partially offset by inflows of $1.1 billion primarily from fundraising in CPI and CIEP II.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2020, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of March 31, 2020								As of March 31, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Real Assets	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CRP III	2000		$564.1	$522.5	$1,588.4	$293.3	3.6x	44%	30%	X	X	$522.5	$1,881.6	3.6x	44%
CRP IV	2004		$950.0	$1,261.6	$1,711.4	$287.5	1.6x	7%	4%			$1,204.5	$1,985.7	1.6x	7%
CRP V	2006		$3,000.0	$3,349.2	$5,073.9	$786.0	1.7x	12%	9%	X	X	$3,227.1	$5,763.8	1.8x	13%
CRP VI	2010		$2,340.0	$2,152.7	$3,595.6	$310.7	1.8x	27%	18%	X	X	$1,705.9	$3,450.9	2.0x	32%
CRP VII	2014		$4,161.6	$3,677.5	$3,501.8	$2,246.1	1.6x	19%	12%	X	X	$1,918.5	$3,471.8	1.8x	26%
CEREP III	2007		€2,229.5	€2,052.7	€2,379.9	€102.5	1.2x	4%	1%			€1,911.6	€2,393.3	1.3x	5%
CIEP I	2013		$2,500.0	$2,264.0	$860.6	$1,982.5	1.3x	13%	5%			$665.4	$1,300.1	2.0x	23%
NGP X	2012		$3,586.0	$3,343.9	$2,963.3	$598.1	1.1x	2%	Neg			$2,018.0	$2,865.4	1.4x	14%
NGP XI	2014		$5,325.0	$4,916.1	$1,583.2	$3,510.2	1.0x	1%	Neg			$1,373.9	$1,592.0	1.2x	33%
Energy III	2005		$3,800.0	$3,569.7	$5,248.6	$152.2	1.5x	9%	5%			$3,152.1	$5,044.9	1.6x	11%
Energy IV	2007		$5,979.1	$6,371.4	$6,812.6	$490.5	1.1x	5%	0%		(X)	$5,731.6	$6,767.0	1.2x	6%
Renew II	2008		$3,417.5	$2,833.5	$2,930.9	$1,032.5	1.4x	7%	4%	(X)		$2,376.5	$2,946.6	1.2x	5%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$5,303.6	$6,533.7	$2,134.9	1.6x	8%	7%			$3,560.6	$6,590.3	1.9x	11%
Fully Realized Funds, Coinvestments and SMAs(15)	Various			$8,018.8	$10,615.4	$13.6	1.3x	18%	9%			$8,018.8	$10,629.0	1.3x	19%
Total Fully Invested/Committed Funds				$49,836.6	$55,630.7	$13,950.6	1.4x	11%	6%			$37,572.6	$56,915.1	1.5x	13%
Funds in the Investment Period(8)
CRP VIII	2017	May-22	$5,505.1	$2,143.4	$125.6	$2,343.9	1.2x	NM	NM
NGP XII	2017	Jul-22	$4,277.6	$1,967.0	$0.1	$1,677.2	0.9x	NM	NM
CIEP II	2019	Apr-25	$2,242.7	$366.1	$—	$330.2	0.9x	NM	NM
CPP II	2014	Apr-21	$1,526.7	$1,101.5	$295.9	$991.7	1.2x	7%	1%
CPI	2016	n/a	$3,044.9	$2,466.2	$484.2	$2,395.8	1.2x	13%	11%	X	X
CGIOF	2018	Sep-23	$2,201.4	$226.0	$28.8	$201.5	1.0x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$1,832.0	$233.6	$1,615.9	1.0x	NM	NM
Total Funds in the Investment Period				$10,102.2	$1,168.3	$9,556.2	1.1x	6%	Neg			$283.6	$515.7	1.8x	NM
TOTAL REAL ASSETS(18)				$59,938.8	$56,798.9	$23,506.7	1.3x	11%	5%			$37,856.2	$57,430.8	1.5	13%

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.

(2)
Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.

(3)	Represents the original cost of investments since inception of the fund.

(4)	Represents all realized proceeds since inception of the fund.

(5)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(6)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(7)
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

(10)
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

(11)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(12)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

(13)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(14)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: NGP GAP and CPOCP.

(15)	Aggregate includes the following funds: CRP I, CRP II, CRCP I, CAREP I, CAREP II, CEREP I, CEREP II, Energy I, Energy II, Renew I, and CIP.

(16)	Aggregate includes CCR, CRSEF, and CER. Return is not considered meaningful, as the investment period commenced in October 2016 for CCR, December 2019 for CRSEF, and December 2017 for CER.

(17)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(18)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Credit
We continue to invest in growing our Global Credit business, and in the near to mid term, this segment will incur additional expenses to build the credit business and raise additional capital.
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$73.0	$74.8
Portfolio advisory and transaction fees, net and other	2.6	2.9
Total fund level fee revenues	75.6	77.7
Realized performance revenues	21.0	—
Realized principal investment income	5.1	4.6
Interest income	3.1	3.8
Total revenues	104.8	86.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	49.1	46.6
Realized performance revenues related compensation	9.7	—
Total compensation and benefits	58.8	46.6
General, administrative, and other indirect expenses	5.6	16.5
Depreciation and amortization expense	1.6	2.1
Interest expense	7.0	6.7
Total expenses	73.0	71.9
(=) Distributable Earnings	$31.8	$14.2
(-) Realized Net Performance Revenues	11.3	—
(-) Realized Principal Investment Income	5.1	4.6
(+) Net Interest	3.9	2.9
(=) Fee Related Earnings	$19.3	$12.5

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Distributable Earnings
Distributable Earnings increased $17.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2019	$14.2
Increases (decreases):
Increase in fee related earnings	6.8
Increase in realized net performance revenues	11.3
Increase in realized principal investment income	0.5
Increase in net interest	(1.0)
Total increase	17.6
Distributable Earnings, March 31, 2020	$31.8
Realized Net Performance Revenues. Realized net performance revenues increased $11.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily driven by Carlyle Aviation Partners in the three months ended March 31, 2020.
Realized Principal Investment Income. Realized principal investment income increased $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to higher realizations on investments in our carry and structured credit funds.
Fee Related Earnings
Fee Related Earnings increased $6.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2019	$12.5
Increases (decreases):
Decrease in fee revenues	(2.1)
Increase in cash-based compensation and benefits	(2.5)
Decrease in general, administrative and other indirect expenses	10.9
All other changes	0.5
Total increase	6.8
Fee Related Earnings, March 31, 2020	$19.3
Fee Revenues. Fee revenues decreased $2.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily driven by lower management fees from our energy mezzanine carry funds and the deferral of $4.1 million of subordinated management fees in our U.S. and Europe CLOs due to rating agency downgrades on bonds and loans in which the CLOs are invested. This was partially offset by increased management fees from our direct lending platform. It is likely that the CLOs will experience further management fee deferrals later this year if rating agencies continue to downgrade bonds and loans in which the CLOs invest.
The weighted average management fee rate on our carry funds increased from 1.22% at March 31, 2019 to 1.28% at March 31, 2020. The rate increase was primarily due to runoff of an early vintage fund with a lower fee rate.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $2.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $10.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $6.3 million and positive foreign currency adjustments during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information).
Fee-earning AUM as of and for the Three Months Ended March 31, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2020	2019
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,133	$7,403
Fee-earning AUM based on invested capital	5,198	2,174
Fee-earning AUM based on collateral balances, at par	25,304	23,713
Fee-earning AUM based on net asset value	1,297	1,024
Fee-earning AUM based on other (2)	2,133	2,230
Total Fee-earning AUM	$38,065	$36,544
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.28%	1.22%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2020	2019
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,862	$35,152
Inflows (1)	1,060	1,324
Outflows (including realizations) (2)	(898)	(70)
Market Activity & Other (3)	209	277
Foreign Exchange (4)	(168)	(139)
Balance, End of Period	$38,065	$36,544

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

Fee-earning AUM was $38.1 billion at March 31, 2020, an increase of $0.2 billion compared to $37.9 billion at December 31, 2019. This increase was driven by inflows of $1.1 billion primarily related to purchases in CCOF and the closing of our latest U.S. CLO. This was offset by outflows of $0.9 billion primarily due to management fees being turned off in SASOF II and runoff of our CLO collateral balances. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $38.1 billion at March 31, 2020, an increase of $1.6 billion, or approximately 4%, compared to $36.5 billion at March 31, 2019. The increase was driven by inflows of $4.2 billion primarily related to the raising of additional U.S. and Europe CLOs, as well as purchases in CCOF and CSC. Also driving the increase was $1.0 billion of market appreciation and other activity primarily from increases in the gross asset value of our Aviation securitization vehicles and our second BDC. This was partially offset by outflows of $3.5 billion primarily due to a fee-basis stepdown in CEMOF II, runoff of our CLO collateral balances, and fees being turned off in SASOF II.
Fee-earning AUM was $36.5 billion at March 31, 2019, an increase of $1.3 billion, or approximately 4%, compared to $35.2 billion at December 31, 2018. The increase was driven by inflows of $1.3 billion primarily related to the closing of our latest U.S. and Europe CLO's, as well as purchases in CCOF.
Total AUM as of and for the Three Months Ended March 31, 2020.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2020
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$49,412
Inflows (1)	1,258
Outflows (including realizations) (2)	(514)
Market Activity & Other (3)	(1,172)
Foreign Exchange (4)	(182)
Balance, End of Period	$48,802

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

Total AUM was $48.8 billion at March 31, 2020, a decrease of $0.6 billion, or approximately 1%, compared to $49.4 billion at December 31, 2019. The decrease was driven by market depreciation and other activity of $1.2 billion with $0.3 billion attributable to CEMOF II, $0.3 billion attributable to CSC, and $0.2 billion attributable to CSP IV. Also contributing to the decrease were outflows of $0.5 billion primarily in our Aviation funds. This was partially offset by $1.3 billion of inflows primarily related to fundraising in SASOF V and CREV.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2020, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2020
Global Credit (Carry Funds Only)	Fund Vintage (1)	Investment Period End/Fee Stepdown(2)	Committed Capital	Cumulative Invested Capital (3)	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7) (13)	Net IRR (8) (13)	In Accrued Carry/(Clawback) (14)	LTM Realized Carry/(Clawback) (15)
Active Fully Invested/Committed Funds (9)
CSP II	2007		$1,352.3	$1,352.3	$2,430.8	$72.8	1.9x	17%	12%	X
CSP III	2011		$702.8	$702.8	$845.8	$210.4	1.5x	23%	13%	X
CEMOF I	2011		$1,382.5	$1,603.4	$864.2	$126.4	0.6x	Neg	Neg
CEMOF II	2015		$2,819.2	$1,652.6	$588.6	$880.2	0.9x	Neg	Neg
All Other Active Funds, Coinvestments and SMAs (10)	Various			$2,592.9	$2,643.5	$330.9	1.1x	7%	2%
Fully Realized Funds, Coinvestments and SMAs (11)	Various			$1,312.1	$1,804.7	$—	1.4x	12%	7%
Total Fully Invested/Committed Funds				$9,215.9	$9,177.6	$1,620.8	1.2x	8%	1%
Funds in the Investment Period (9)
CSP IV	2016	Dec-20	$2,500.0	$1,396.4	$528.5	$915	1.0x	NM	NM
CCOF	2017	Jun-22	$2,373.4	$1,833.2	$230.1	$1,642.1	1.0x	NM	NM
All Other Funds, Coinvestments and SMAs (12)	Various			$1,861.8	$661.0	$1,056.6	0.9x	NM	NM
Total Funds in the Investment Period				$5,091.3	$1,419.5	$3,613.7	1.0x	NM	NM
TOTAL Global Credit				$14,307.3	$10,597.2	$5,234.5	1.1x	7%	Neg

(1)
The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Credit segment our first carry fund was formed in 2004.

(2)
Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.

(3)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(4)	Represents all realized proceeds since inception of the fund.

(5)	Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.

(6)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

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

(11)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, and CMP II.

(12)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF IV and CSC.

(13)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(14)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(15)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$39.8	$39.4
Total fund level fee revenues	39.8	39.4
Realized performance revenues	85.4	20.9
Realized principal investment income	0.6	0.2
Interest income	0.4	0.5
Total revenues	126.2	61.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	25.0	23.2
Realized performance revenues related compensation	84.0	19.8
Total compensation and benefits	109.0	43.0
General, administrative, and other indirect expenses	5.5	8.3
Depreciation and amortization expense	1.0	1.4
Interest expense	2.3	1.9
Total expenses	117.8	54.6
(=) Distributable Earnings	$8.4	$6.4
(-) Realized Net Performance Revenues	1.4	1.1
(-) Realized Principal Investment Income	0.6	0.2
(+) Net Interest	1.9	1.4
(=) Fee Related Earnings	$8.3	$6.5

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Distributable Earnings
Distributable Earnings increased $2.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2019	$6.4
Increases (decreases):
Increase in fee related earnings	1.8
Increase in realized net performance revenues	0.3
Increase in realized principal investment income	0.4
Increase in net interest	(0.5)
Total increase	2.0
Distributable Earnings, March 31, 2020	$8.4
Investment Solutions had a significant increase in realized performance revenues during the quarter to $85.4 million. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $1.4 million during the three months ended March 31, 2020.
Fee Related Earnings
Fee Related Earnings increased $1.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2019	$6.5
Increases (decreases):
Increase in fee revenues	0.4
Increase in cash-based compensation and benefits	(1.8)
Decrease in general, administrative and other indirect expenses	2.8
All other changes	0.4
Total increase	1.8
Fee Related Earnings, March 31, 2020	$8.3
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $1.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the allocated portion of the cost recovery associated with the CCC matter of $3.3 million and positive foreign currency adjustments during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information).

Fee-earning AUM as of and for the Three Months Ended March 31, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2020	2019
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,761	$11,978
Fee-earning AUM based on invested capital (2)	2,079	1,573
Fee-earning AUM based on net asset value	660	850
Fee-earning AUM based on lower of cost or fair market value	12,702	14,269
Total Fee-earning AUM	$28,202	$28,670

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2020	2019
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,384	$29,065
Inflows (1)	1,037	1,189
Outflows (including realizations) (2)	(706)	(1,120)
Market Activity & Other (3)	(44)	(70)
Foreign Exchange (4)	(469)	(394)
Balance, End of Period	$28,202	$28,670

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

Fee-earning AUM was $28.2 billion at March 31, 2020, a decrease of $0.2 billion compared to $28.4 billion at December 31, 2019. This was driven by outflows, including distributions, of $0.7 billion which were primarily attributable to our AlpInvest carry funds. Also driving the decrease were $0.5 billion of foreign exchange losses from the translation of our AlpInvest Fee-earning AUM from EUR to USD. Offsetting the decrease were inflows, including fee-paying commitments, of $1.0 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these fund

s are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $28.2 billion at March 31, 2020, a decrease of $0.5 billion, or approximately 2%, compared to $28.7 billion at March 31, 2019. The decrease was driven by outflows, including distributions, of $3.6 billion primarily in our AlpInvest carry funds and $0.5 billion of foreign exchange losses due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $3.6 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.
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

Total AUM as of and for the Three Months Ended March 31, 2020
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2020
(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,246
Inflows (1)	4,269
Outflows (including realizations) (2)	(1,555)
Market Activity & Other (3)	813
Foreign Exchange (4)	(819)
Balance, End of Period	$47,954

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

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and noninvestment income, as well as other changes in AUM. The fair market values for our Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to March 31, 2020.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $48.0 billion at March 31, 2020, an increase of $2.8 billion, or approximately 6%, compared to $45.2 billion at December 31, 2019. This increase was driven by inflows of $4.3 billion from new commitments raised in our AlpInvest and MRE carry funds. Partially offsetting the increase were outflows of $1.6 billion primarily related to distributions in our AlpInvest funds. $0.8 billion of decreases in Total AUM were attributable to the translation of our AlpInvest AUM from EUR to USD.

Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2020
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value	Total Fair Value (4)	MOIC (5)	Gross IRR (7) (9)	Net IRR (8) (9)
			(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (6)
Main Fund I - Fund Investments	2000	€5,174.6	€4,416.2	€7,189.3	€80.0	€7,269.3	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,991.5	€7,645.2	€370.0	€8,015.2	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,417.3	€19,510.9	€2,757.1	€22,268.0	1.7x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,544.4	€6,680.8	€3,593.4	€10,274.2	1.9x	17%	17%
Main Fund V - Fund Investments	2012	€5,080.0	€5,344.5	€3,181.1	€5,266.8	€8,447.9	1.6x	16%	15%
Main Fund VI - Fund Investments	2015	€1,106.4	€898.6	€285.0	€931.0	€1,216.0	1.4x	17%	16%
Main Fund II - Secondary Investments	2003	€998.4	€1,045.8	€1,894.6	€16.8	€1,911.4	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,443.7	€3,674.7	€69.2	€3,744.0	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€2,001.6	€3,213.0	€207.7	€3,420.7	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,259.3	€5,079.6	€1,898.0	€6,977.5	1.6x	20%	18%
Main Fund III - Co-Investments	2006	€2,760.0	€2,899.0	€3,676.6	€441.9	€4,118.5	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,394.3	€3,205.0	€445.0	€3,650.0	2.6x	23%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,072.8	€1,783.0	€917.8	€2,700.8	2.5x	28%	26%
Main Fund VI - Co-Investments	2014	€1,114.6	€955.8	€1,130.3	€1,006.4	€2,136.7	2.2x	27%	25%
Main Fund II - Mezzanine Investments	2004	€700.0	€779.9	€1,064.9	€12.5	€1,077.4	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,052.4	€2,595.9	€173.8	€2,769.7	1.3x	10%	9%
All Other Active Funds (10)	Various		€2,541.2	€1,455.1	€1,555.2	€3,010.3	1.2x	5%	4%
Fully Realized Funds	Various		€2,172.0	€4,910.9	€1.6	€4,912.6	2.3x	35%	32%
Total Fully Committed Funds			€58,230.1	€78,175.8	€19,744.2	€97,920.1	1.7x	13%	12%
Funds in the Commitment Period (6)
Main Fund VI - Secondary Investments	2017	€5,209.4	€3,656.1	€547.4	€3,829.5	€4,376.9	1.2x	15%	11%
Main Fund VII - Co-Investments	2017	€2,529.0	€1,542.4	€52.8	€1,635.6	€1,688.4	1.1x	7%	4%
All Other Funds (10)	Various		€1,670.2	€224.3	€1,603.6	€1,827.9	1.1x	9%	7%
Total Funds in the Commitment Period			€6,868.8	€824.4	€7,068.7	€7,893.1	1.1x	12%	9%
TOTAL ALPINVEST			€65,098.9	€79,000.3	€26,812.9	€105,813.2	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$71,427.4	$86,680.1	$29,419.5	$116,099.6	1.6x

Metropolitan Real Estate
Active Fully Committed Funds	Various	$2,744.3	$2,568.9	$2,735.6	$645.8	$3,381.4	1.3x	7%	5%
Fully Realized Funds	Various	$611.2	$588.7	$710.4	$0.5	$710.9	1.2x	4%	2%
Total Fully Committed Funds (6)			$3,157.7	$3,446.0	$646.3	$4,092.3	1.3x	6%	4%
MRE Secondaries Fund II	2017	$1,165.2	$301.6	$67.8	$263.3	$331.1	1.1x	9%	Neg
All Other Funds in the Commitment Period	Various	$515.7	$92.9	$7.6	$80.9	$88.5	1.0x	NM	NM
Total Funds in the Commitment Period (6)			$394.5	$75.4	$344.2	$419.6	1.1x	6%	Neg
TOTAL METROPOLITAN REAL ESTATE			$3,552.2	$3,521.5	$990.5	$4,511.9	1.3x	6%	4%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of March 31, 2020, these excluded investments represent $0.4 billion of AUM at AlpInvest.

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

(10)
Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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
We expect that the significant disruption in business activity and the financial markets created by the COVID-19 global pandemic will impact several sources of our liquidity, and we are therefore continuously and critically reviewing our liquidity and anticipated capital requirements. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and limited ability to conduct initial public offerings or follow-on offerings in equity capital markets, will impact cash flows from realized performance revenues. Additionally, cash flows from management fees may be impacted by, among other things, a slowdown in fundraising activity which would generate new fee-earning assets under management, the temporary deferral, or permanent loss, of management fees in our CLO business due to defaults or downgrades of underlying collateral, and lower transaction and advisory fees due to a slower pace of investment activity. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” On March 9, 2020, as a proactive and cautionary measure, we borrowed $250.0 million from our senior credit facility, leaving $525.0 million of available capacity as of March 31, 2020. We believe that our current cash on hand, remaining available capacity under the senior credit facility and our other sources of liquidity provide sufficient liquidity to meet our obligations for at least the next twelve months.

Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $525.0 million of available capacity as of March 31, 2020. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common shares in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.0 billion at March 31, 2020. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments at March 31, 2020.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $949 million as of March 31, 2020. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature February 11, 2024, of which $525.0 million remains available at March 31, 2020. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (2.06% at March 31, 2020). As of March 31, 2020, there was $250.0 million outstanding under the revolving credit facility.
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
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $321.8 million and $324.9 million at March 31, 2020 and December 31, 2019, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of March 31, 2020, $305.2 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of March 31, 2020, $250.0 million of these notes remain outstanding.
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
Our accrued performance allocations by segment as of March 31, 2020, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$1,424.4	$(5.4)	$1,419.0
Real Assets	535.6	(16.9)	518.7
Global Credit	52.8	(0.1)	52.7
Investment Solutions (1)	739.3	—	739.3
Total	$2,752.1	$(22.4)	$2,729.7
Less: Accrued performance allocation-related compensation			(1,502.3)
Plus: Receivable for giveback obligations from current and former employees			1.4
Less: Deferred taxes on accrued performance allocations			(40.4)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(1.7)
Net accrued performance revenues before timing differences			1,186.7
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			14.1
Net accrued performance revenues attributable to The Carlyle Group Inc.			$1,200.8
(1) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2020, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Overall Carry Fund Appreciation/(Depreciation)	3%	2%	2%	2%	(7)%

Corporate Private Equity	3%	1%	1%	3%	(8)%	$775.9

Real Assets(2):	3%	—%	—%	0%	(12)%	286.2
Real Estate	5%	6%	3%	1%	(1)%	282.7
Natural Resources	3%	(4)%	(3)%	(1)%	(22)%	5.6

Global Credit Carry Funds (3)	5%	1%	(2)%	(1)%	(21)%	29.1

Investment Solutions Carry Funds (4)	3%	4%	7%	1%	1%	109.6

Net Accrued Performance Revenues						$1,200.8
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
(2) Includes $2.1 million of net accrued clawback from our Legacy Energy funds.
(3) Global Credit carry funds account for approximately 25% of Global Credit AUM as of March 31, 2020, and include our Energy Mezzanine funds, which experienced depreciation of 30% during the first quarter.
(4) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.
Investments as of March 31, 2020 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Investment in Fortitude Re(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,181.8	$379.3	$1,077.9	$2,639.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(191.8)	—	—	(191.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	63.1	—	—	63.1
Less: Strategic equity method investments in NGP Management	—	(379.3)	—	(379.3)
Less: Investment in NGP general partners - accrued performance allocations	—	—	—	—
Less: Mark-to-market gains associated with strategic equity method investment in Fortitude Re	—	—	(539.1)	(539.1)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$1,053.1	$—	$538.8	$1,591.9

(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of March 31, 2020, can be further attributed as follows (Dollars in millions):

Adjusted investment in Fortitude Re	$538.8
Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	352.5
Real Assets funds(1)	176.8
Global Credit funds	88.2
Investment Solutions funds (2)	39.4
Total investments in Carlyle Funds, excluding CLOs	656.9
Investments in CLOs	372.0
Other investments	24.2
Total investments attributable to The Carlyle Group Inc.	1,591.9
CLO loans and other borrowings attributable to The Carlyle Group Inc. (3)	(305.2)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,286.7
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
(3) Of the $320.6 million in total CLO borrowings as of March 31, 2020 and as disclosed in Note 5 to the consolidated financial statements, $305.2 million are collateralized by investments attributable to The Carlyle Group Inc. Also includes $1.0 million of borrowings under a credit facility to fund Carlyle Capital Solutions investments.
Our adjusted strategic equity method investment in Fortitude Re of $538.8 million includes $129.8 million of adjusted net income for the period from closing through March 31, 2020, and excludes $539.1 million of unrealized mark-to-market gains associated with our pro rata share of the changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for derivatives and hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). This guidance can cause significant volatility in earnings that is not necessarily consistent with the underlying performance of Fortitude Re. We believe it is meaningful to reflect our investment in Fortitude Re excluding the effects of these fair value changes as these fluctuations are not considered by Fortitude Re in assessing its performance, which is consistent with industry practice when evaluating performance. During the three months ended March 31, 2020, our investment in Fortitude Re generated $22.8 million of principal investment loss, excluding the unrealized mark-to-market losses on embedded derivatives.

Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay dividends to our common stockholders.
In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund costs of litigation and contingencies, including related legal costs;

•	fund the capital investments of Carlyle in our funds;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes, including corporate income taxes following the Conversion;

•	pay dividends to our common stockholders in accordance with our dividend policy, and;

•	make installment payments under the deferred obligation to former holders of Carlyle Holdings partnership units, which were exchanged in the Conversion, and;

•	repurchase our common stock.
Preferred Unit Distributions and Redemption. With respect to distribution year 2019, the Board of Directors declared a distribution to preferred unitholders totaling approximately $19.1 million. In October 2019, we completed the redemption of our preferred units for $25.339757 per unit, which is equal to $25.25 per Preferred Unit plus declared and unpaid distributions to, but excluding, the redemption date.
Common Stockholder Dividends. Our intention is to pay dividends to holders of our common stock in an initial amount of $0.25 per share of common stock ($1.00 per share annually), subject to the discretion of our Board of Directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of or current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time.
With respect to distribution year 2020, the Board of Directors has declared a dividend to common stockholders totaling approximately $87.2 million, or $0.25 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2020
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2020	$0.25	$87.2	May 12, 2020	May 19, 2020
Total	$0.25	$87.2

With respect to distribution year 2019, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $194.8 million, consisting of the following:

Common Stock Dividends - Dividend Year 2019
Quarter	Dividend per Common Share	Dividend to Common Stockholders(1)	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Q2 2019	0.43	49.9	August 12, 2019	August 19, 2019
Q3 2019	0.31	36.5	November 12, 2019	November 19, 2019
Q4 2019	0.25	87.4	February 18, 2020	February 25, 2020
Total	$1.18	$194.8
(1) The dividend to common stockholders for Q4 2019 reflects the exchange of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.
Dividends to common stockholders paid during the three months ended March 31, 2020 totaled $87.4 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019. Distributions to common stockholders paid during the three months ended March 31, 2019 totaled $47.4 million, including the amount paid in February 2019 of $0.43 per common share in respect of the fourth quarter of 2018.
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
Since our inception through March 31, 2020, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2020, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,323.1
Real Assets	953.7
Global Credit	379.2
Investment Solutions	244.3
Total	$3,900.3
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
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the three months ended March 31, 2020, we paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of March 31, 2020, $139.1 million of repurchase capacity remains under the program.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$(245.9)	$341.0
Net cash used in investing activities	(13.2)	(7.1)
Net cash provided by (used in) financing activities	456.6	(251.8)
Effect of foreign exchange rate changes	(17.0)	7.7
Net change in cash, cash equivalents and restricted cash	$180.5	$89.8
Net Cash Provided by (Used In) Operating Activities. Net cash provided by (used in) operating activities includes the investment activity of our Consolidated Funds. Excluding this activity, net cash provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Cash flows from operating activities during the three months ended March 31, 2020 and 2019, excluding the activities of our Consolidated Funds, was $146.6 million and $191.3 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the three months ended March 31, 2020 and 2019, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.5 billion and $0.4 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.3 billion and $0.4 billion for the three months ended March 31, 2020 and 2019, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2020, investment proceeds were $99.8 million while investment purchases were $42.7 million. During the three months ended March 31, 2019, investment proceeds were $138.7 million as compared to purchases of $71.3 million.
The net cash provided by operating activities for the three months ended March 31, 2020 and 2019 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2020, purchases of investments by the Consolidated Funds were $807.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $327.2 million. For the three months ended March 31, 2019, purchases of investments by the Consolidated Funds were $310.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $598.8 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the three months ended March 31, 2020, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $13.2 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2020 and 2019, excluding the activities of our Consolidated Funds, was $64.3 million and $(94.7) million. For the three months ended March 31, 2020, the Company received net proceeds of $251.0 million from borrowings under the revolving credit facilities, and repaid $35.8 million. For the three months ended March 31, 2019, the Company received net proceeds of $20.5 million from the issuance of various CLO borrowings, and repaid a $25.0 million term loan under its senior credit facility. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings. The Company also paid $68.8 million in January 2020 representing the first annual installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Distributions to our common stockholders were $87.4 million and $47.4 million for the three months ended March 31, 2020 and 2019, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $99.4 million for the three months ended March 31, 2019. Distributions to our preferred unitholders were $5.9 million for the three months ended March 31, 2019.

The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2020 and 2019 were $393.3 million and $(157.1) million, respectively. Contributions from non-controlling interest holders were $4.2 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2020 and 2019, distributions to non-controlling interest holders were $24.3 million and $9.8 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $12.1 billion at March 31, 2020, a decrease of $1.7 billion from December 31, 2019. The decrease in total assets was primarily attributable to a decrease in investments, including accrued performance allocations, of $1.4 billion, partially offset by an increase in cash and cash equivalents of $214.5 million (due largely to the $250.0 million draw on our revolving credit facility). Investments of Consolidated Funds decreased $542.0 million due to fair value depreciation in our CLOs during the three months ended March 31, 2020, partially offset by the consolidation of one CLO. Cash and cash equivalents were approximately $1.0 billion and $793.4 million at March 31, 2020 and December 31, 2019, respectively.
Total liabilities were $10.0 billion at March 31, 2020, a decrease of $823.7 million from December 31, 2019. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $723.2 million due to the corresponding decrease in accrued performance allocations, partially offset by an increase in debt obligations of $212.0 million (see Note 5). The decrease was attributable to a decrease in loans payable of Consolidated Funds of $510.4 million, offset by an increase in other liabilities of Consolidated Funds of $154.9 million from December 31, 2019 to March 31, 2020, driven by the consolidation of one CLO during the three months ended March 31, 2020.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2020, our total assets without the effect of the Consolidated Funds were $7.4 billion, including cash and cash equivalents of $1.0 billion and net accrued performance revenues of $1.2 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2020 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2020 to Dec. 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes) (1)	$1.0	$19.1	$585.3	$1,592.3	$2,197.7
Interest payable (2)	69.4	181.4	153.9	1,151.5	1,556.2
Other consideration (3)	83.3	219.8	298.7	—	601.8
Operating lease obligations (4)	41.0	102.2	101.4	434.3	678.9
Capital commitments to Carlyle funds (5)	3,933.2	—	—	—	3,933.2
Tax receivable agreement payments (6)	—	—	41.4	66.0	107.4
Loans payable of Consolidated Funds (7)	69.4	184.1	184.4	5,364.6	5,802.5
Unfunded commitments of the CLOs (8)	3.9	—	—	—	3.9
Consolidated contractual obligations	4,201.2	706.6	1,365.1	8,608.7	14,881.6
Loans payable of Consolidated Funds (7)	(69.4)	(184.1)	(184.4)	(5,364.6)	(5,802.5)
Capital commitments to Carlyle funds (5)	(3,368.7)	—	—	—	(3,368.7)
Unfunded commitments of the CLOs (8)	(3.9)	—	—	—	(3.9)
Carlyle Operating Entities contractual obligations	$759.2	$522.5	$1,180.7	$3,244.1	$5,706.5

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

(2)
The interest rates on the debt obligations as of March 31, 2020 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 2.06% on $250.0 million under the revolving credit facility, and a range of approximately 1.75% to 3.75% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

(3)
These obligations represent our estimate of amounts to be paid on the contingent cash and other obligations associated with our acquisition of Carlyle Aviation Partners and our investment in Fortitude Re (see Note 4), and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the first of which occurred during the first quarter of 2020. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.

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

(6)
In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, former holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion. These obligations are more than offset by the future cash tax savings that we are expected to realize.

(7)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2020, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 9.53%.

(8)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $16.1 million at March 31, 2020 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and our strategic investment in Fortitude Re. For our acquisition of Carlyle Aviation Partners, the contingent cash payments relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which will be accounted for as compensation expense. We accrue the compensation liability over the service period. If earned, payments would be made in the year following the performance year to which the payments relate.
For our strategic investment in Fortitude Re, the contingent cash payments relate to a purchase price adjustment of $100 million (of which we expect to pay $80 million in May 2020 and the remaining $20 million would be payable following December 31, 2023) and performance-based contingent cash consideration payable to AIG following December 31, 2023.
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of March 31, 2020 is $345.0 million versus the liabilities recognized on the balance sheet of $29.7 million.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.
Guarantees
In December 2019, we entered into an agreement with a financial institution pursuant to which we provided a $130.0 million guarantee on a revolving credit facility for a fund in the Real Assets segment. The outstanding balance is secured by uncalled capital commitments of the fund’s limited partners. We have not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements.
See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of March 31, 2020.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock and Carlyle Holdings Partnership Units
A rollforward of our common stock outstanding and Carlyle Holdings partnership units from December 31, 2019 through March 31, 2020 is as follows:

	Shares as of December 31, 2019	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of March 31, 2020
The Carlyle Group Inc. common shares	117,840,651	2,290,161	—	229,318,248	(1,090,437)	348,358,623
Carlyle Holdings partnership units	229,318,248	—	—	(229,318,248)	—	—
Total	347,158,899	2,290,161	—	—	(1,090,437)	348,358,623
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2019 through March 31, 2020 relate to the vesting of the Company’s restricted stock units during the three months ended March 31, 2020. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units for an equivalent number of shares of common stock of the Company on January 1, 2020 pursuant to the Conversion.

The total shares as of March 31, 2020 as shown above exclude approximately 0.3 million common shares in connection with the vesting of restricted stock units subsequent to March 31, 2020 that will participate in the common shareholder dividend that will be paid May 19, 2020.

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
There was no material change in our market risks during the three months ended March 31, 2020. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.
The global outbreak of COVID-19 has spread almost every country and every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak continues to rapidly evolve, and many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and closing or limiting hours of operations of non-essential businesses. Such actions are creating severe economic contraction and adversely impacting many industries. The International Monetary Fund stated that it is very likely that this year the global economy will experience its worst recession since the Great Depression. While a number of countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks could lead to the re-introduction of such restrictions. Moreover, even where restrictions have been lifted, self-imposed social distancing and isolation measures may continue for a more prolonged period due to public fears in the absence of effective treatments or a vaccine. Accordingly, it remains to be seen how quickly economic activity will resume even in economies where public health restrictions are lifted.
The COVID-19 pandemic has already impacted, and will continue to impact, our business, financial condition, results of operations, liquidity and prospects materially.

•
Performance Revenues. During the quarter ended March 31, 2020, our investment valuations declined from their valuations at December 31, 2019. These valuation declines resulted in a significant decline in our net accrued performance revenues as of March 31, 2020 and, if such declines are sustained, would adversely impact our realized performance revenues in future periods. In addition, our ability to realize performance revenues from our investments may be adversely impacted by decreased portfolio company revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings or follow-on offerings in equity capital markets. The deferral of realizations may also put pressure on accrued performance revenues as preferred return hurdles rise. If the current economic environment persists, it may also cause a slowdown in our investment pace, which may also adversely affect our ability to generate performance revenues.

•
Management Fees. The pandemic is impeding our ability to market new or successor funds as anticipated, which may result in less or delayed or decreased management fees. In addition, in light of the recent decline in public equity markets and other components of their investment portfolios, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. As described above, we may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds and could also impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. Certain management fees may also be adversely impacted by decreased valuations in the underlying investments. For example, in our CLO business, defaults or downgrades of certain of the CLO’s underlying collateral obligations below specified thresholds has resulted in funds not being available to pay the management fees we earn on certain investment vehicles, which may result in a temporary deferral or permanent loss of such management fees. Additionally, transaction and advisory fees may be impacted by a slower pace of closed investments. Delays or decreases in management fees and transaction and advisory fees will negatively impact our fee related earnings.

•
Liquidity. The pandemic may strain our liquidity. Declines or delays in realized performance revenues and management fees would adversely impact our cash flows and liquidity. While as of March 31, 2020, we have $1.5 billion of immediate liquidity, made up of $1.0 billion of cash on hand, inclusive of $250 million of cash drawn on our revolving credit facility in March 2020, and $525 million of additional available capacity under our revolving credit facility, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings as a result of COVID-19 or otherwise, our credit rating could be adversely impacted. Any downgrade in our credit rating would increase our interest expense under our existing credit facility and could limit the availability of future financing. Furthermore, there is an increased risk that third-party investors in our investment funds may fail to satisfy capital calls, which would materially and adversely affect the operation and performance of those funds.

•
Portfolio Company Performance. Some of our investments are in industries that are materially impacted by COVID-19. In particular, many portfolio companies in the energy, infrastructure, healthcare, travel, entertainment, hospitality, and retail industries are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted in the near term, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments and potentially harm our reputation.

•
Portfolio Company Liquidity. Our portfolio companies are also facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds.

•
Operational Risks. Travel restrictions, the closure of non-essential businesses and shelter-in-place orders may make it more difficult and costly for our investment teams to conduct due diligence and consummate the acquisition and disposition of investments for our funds. An extended period of remote working by our employees could also introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to COVID-19 or by failures of, or attacks on, their information systems and technology. Also, our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.

•
Employee-Related Risks. COVID-19 presents a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity.

•
Regulatory and Litigation Risks. Costly litigation could increase in connection with merger and acquisition transactions, as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments, and/or fraudulent misrepresentation. We also anticipate that regulatory oversight and enforcement will become more rigorous for the financial services industry and other regulated industries as a result of the recent shock to financial markets, especially in the wake of the array of governmental financial assistance programs provided by state and national governments around the world, such as grants and loan programs provided under the US CARES Act. In addition, any new laws or regulations that are passed in response to COVID-19 could adversely impact the fund industry generally and/or us specifically. For example, members of Congress have recently proposed a moratorium on mergers and acquisitions.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2020 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
(Dollars in millions, except share and per share data)
January 1, 2020 to January 31, 2020 (1)	—	$—	—	$165.5

February 1, 2020 to February 29, 2020 (1)(2)	252,946	$30.59	252,946	$157.8

March 1, 2020 to March 31, 2020 (1)(2)	837,491	$22.33	837,491	$139.1
Total	1,090,437		1,090,437
(1) In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. As part of the Conversion, in January 2020 our Board of Directors re-authorized the December 2018 repurchase program with regard to our common stock. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2) All of the shares of common stock purchased during this period were purchased in open market and brokered transactions and were subsequently retired.
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

10.1
Stockholder Agreement by and between The Carlyle Group Inc. and William E. Conway, Jr., dated as of January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.2
Stockholder Agreement by and between The Carlyle Group Inc. and Daniel A. D’Aniello, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.3
Stockholder Agreement by and between The Carlyle Group Inc. and David M. Rubenstein, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.4
Amendment to Tax Receivable Agreement, dated as of January 1, 2020, by and among The Carlyle Group Inc., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.5
Amended and Restated Registration Rights Agreement with Senior Carlyle Professionals, dated as of January 1, 2020, by and among The Carlyle Group Inc., TCG Carlyle Global Partners L.L.C. and the Covered Persons (defined therein) party thereto (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.6+
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of The Carlyle Group Inc. Post-Effective Amendment No. 1 to Form S-8 filed on January 2, 2020).

10.7+
Amendment to Employment Agreement of Kewsong Lee, dated as of January 1, 2020 (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.8+
Amendment to Employment Agreement of Glenn A. Youngkin, dated as of January 1, 2020 (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.9*+	Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers.

10.10+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Co-Chief Executive Officers Granted in February 2018 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.11+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2019 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.12*+	Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2020.

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: April 30, 2020	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)