Form 10-Q
period 2020-06-30
Carlyle Group Inc.
filed 2020-07-31
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

As of July 28, 2020, there were 348,693,884 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, our expectations regarding the impact of COVID-19, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (“SEC”) on February 12, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on April 30, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

•
Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

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

(c)
the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;

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
“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM generally equals the sum of the following:
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

(b)	the amount of aggregate collateral balance and principal cash or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions);

(c)	the net asset value (pre-redemptions and subscriptions) of our open-ended funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”), the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP, as well as capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$554.5	$793.4
Cash and cash equivalents held at Consolidated Funds	98.0	122.4
Restricted cash	4.5	34.6
Investments, including accrued performance allocations of $3,792.2 million and $3,855.6 million as of June 30, 2020 and December 31, 2019, respectively	5,976.0	6,804.4
Investments of Consolidated Funds	4,581.2	5,007.3
Due from affiliates and other receivables, net	275.8	273.9
Due from affiliates and other receivables of Consolidated Funds, net	142.5	74.4
Fixed assets, net	122.3	108.2
Lease right-of-use assets, net	189.6	203.8
Deposits and other	56.7	54.0
Intangible assets, net	55.1	62.3
Deferred tax assets	266.5	270.1
Total assets	$12,322.7	$13,808.8
Liabilities and equity
Debt obligations	$1,943.7	$1,976.3
Loans payable of Consolidated Funds	4,517.5	4,706.7
Accounts payable, accrued expenses and other liabilities	316.6	354.9
Accrued compensation and benefits	2,359.5	2,496.5
Due to affiliates	458.8	542.1
Deferred revenue	51.6	71.0
Deferred tax liabilities	36.9	65.2
Other liabilities of Consolidated Funds	205.5	316.1
Lease liabilities	266.9	288.2
Accrued giveback obligations	23.0	22.2
Total liabilities	10,180.0	10,839.2
Commitments and contingencies
Partners’ capital (common units, 117,840,651 issued and outstanding as of December 31, 2019)	—	703.8
Common stock, $0.01 par value, 100,000,000,000 shares authorized (348,693,884 shares issued and outstanding as of June 30, 2020)	3.5	—
Additional paid-in-capital	2,679.8	—
Retained earnings (deficit)	(466.1)	—
Accumulated other comprehensive loss	(258.9)	(85.2)
Non-controlling interests in consolidated entities	184.4	333.5
Non-controlling interests in Carlyle Holdings	—	2,017.5
Total equity	2,142.7	2,969.6
Total liabilities and equity	$12,322.7	$13,808.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Fund management fees	$371.8	$390.9	$727.7	$744.3
Incentive fees	9.0	8.8	17.9	16.9
Investment income (loss)
Performance allocations	1,191.8	247.6	254.2	596.7
Principal investment income (loss)	(512.6)	342.0	(765.9)	643.8
Total investment income (loss)	679.2	589.6	(511.7)	1,240.5
Interest and other income	15.8	26.0	43.2	48.2
Interest and other income of Consolidated Funds	55.2	45.8	108.2	98.2
Total revenues	1,131.0	1,061.1	385.3	2,148.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	212.5	221.4	416.8	431.9
Equity-based compensation	30.5	35.2	59.6	71.2
Performance allocations and incentive fee related compensation	535.6	113.6	93.1	299.0
Total compensation and benefits	778.6	370.2	569.5	802.1
General, administrative and other expenses	80.2	110.7	149.8	223.2
Interest	25.9	19.5	49.8	39.2
Interest and other expenses of Consolidated Funds	39.3	27.5	84.9	65.6
Other non-operating expenses	0.5	0.4	0.7	0.7
Total expenses	924.5	528.3	854.7	1,130.8
Other income (loss)
Net investment income (loss) of Consolidated Funds	50.3	9.2	(62.8)	(5.0)
Income (loss) before provision for income taxes	256.8	542.0	(532.2)	1,012.3
Provision (benefit) for income taxes	52.3	15.5	(27.7)	39.5
Net income (loss)	204.5	526.5	(504.5)	972.8
Net income (loss) attributable to non-controlling interests in consolidated entities	58.6	39.8	(38.4)	35.3
Net income (loss) attributable to Carlyle Holdings	145.9	486.7	(466.1)	937.5
Net income attributable to non-controlling interests in Carlyle Holdings	—	332.6	—	640.5
Net income (loss) attributable to The Carlyle Group Inc.	145.9	154.1	(466.1)	297.0
Net income attributable to Series A Preferred Unitholders	—	5.9	—	11.8
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$145.9	$148.2	$(466.1)	$285.2
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$0.42	$1.34	$(1.34)	$2.60
Diluted	$0.41	$1.23	$(1.34)	$2.41
Weighted-average common shares
Basic	348,574,528	110,440,227	348,407,144	109,828,740
Diluted	357,268,275	120,920,439	348,407,144	118,372,885
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$204.5	$526.5	$(504.5)	$972.8
Other comprehensive income (loss)
Foreign currency translation adjustments	12.2	(0.7)	(10.7)	1.2
Unrealized gains (losses) on Fortitude Re available-for-sale securities	(12.3)	6.8	(20.0)	12.4
Defined benefit plans
Unrealized gain (loss) for the period	1.4	0.3	(1.8)	2.0
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.5	0.2	0.9	0.5
Other comprehensive income (loss)	1.8	6.6	(31.6)	16.1
Comprehensive income (loss)	206.3	533.1	(536.1)	988.9
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	58.5	33.7	(51.2)	29.5
Comprehensive income (loss) attributable to Carlyle Holdings	147.8	499.4	(484.9)	959.4
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	—	341.3	—	655.3
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$147.8	$158.1	$(484.9)	$304.1
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at March 31, 2020	—	348.4	$—	$3.5	$2,569.0	$(612.0)	$(95.1)	$203.7	$—	$2,069.1
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	—	—	—	165.7	—	(165.7)	—	—	—
Tax effects resulting from Conversion	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	32.3	—	—	—	—	32.3
Shares issued for equity-based awards	—	0.3	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	9.8	—	9.8
Distributions	—	—	—	—	(87.2)	—	—	(10.9)	—	(98.1)
Net income	—	—	—	—	—	145.9	—	58.6	—	204.5
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(76.7)	—	(76.7)
Currency translation adjustments	—	—	—	—	—	—	12.3	(0.1)	—	12.2
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	(12.3)	—	—	(12.3)
Defined benefit plans, net	—	—	—	—	—	—	1.9	—	—	1.9
Balance at June 30, 2020	—	348.7	$—	$3.5	$2,679.8	$(466.1)	$(258.9)	$184.4	$—	$2,142.7

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	117.8	—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	2.3	2,180.9	—	(165.7)	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	(64.4)	—	10.8	—	—	(53.6)
Equity-based compensation	—	—	—	—	61.7	—	—	—	—	61.7
Shares issued for equity-based awards	—	2.6	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	14.0	—	14.0
Distributions	—	—	—	—	(174.6)	—	—	(35.2)	—	(209.8)
Net loss	—	—	—	—	—	(466.1)	—	(38.4)	—	(504.5)
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(76.7)	—	(76.7)
Currency translation adjustments	—	—	—	—	—	—	2.1	(12.8)	—	(10.7)
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	(20.0)	—	—	(20.0)
Defined benefit plans, net	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balance at June 30, 2020	—	348.7	$—	$3.5	$2,679.8	$(466.1)	$(258.9)	$184.4	$—	$2,142.7

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at March 31, 2019	110.1	$387.5	$779.2	$(81.5)	$290.0	$1,760.6	$3,135.8
Reallocation of ownership interests in Carlyle Holdings	—	—	2.1	(0.2)	—	(1.9)	—
Exchange of Carlyle Holdings units for common units	0.2	—	1.9	(0.1)	—	(1.8)	—
Units repurchased	—	—	(1.6)	—	—	—	(1.6)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.3	—	—	—	0.3
Equity-based compensation	—	—	12.2	—	—	24.5	36.7
Issuances of common units for equity-based awards	0.4	—	—	—	—	—	—
Contributions	—	—	—	—	6.9	—	6.9
Distributions	—	(5.9)	(21.1)	—	(22.1)	(43.8)	(92.9)
Net income	—	5.9	148.2	—	39.8	332.6	526.5
Currency translation adjustments	—	—	—	1.6	(6.1)	3.8	(0.7)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	2.2	—	4.6	6.8
Defined benefit plans, net	—	—	—	0.2	—	0.3	0.5
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	15.4	(1.3)	—	(14.1)	—
Exchange of Carlyle Holdings units for common units	0.4	—	3.3	(0.3)	—	(3.0)	—
Units repurchased	(0.6)	—	(12.0)	—	—	—	(12.0)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.4	—	—	—	0.4
Equity-based compensation	—	—	24.2	—	—	49.9	74.1
Issuances of common units for equity-based awards	3.2	—	—	—	—	—	—
Contributions	—	—	—	—	9.1	—	9.1
Distributions	—	(11.8)	(68.5)	—	(54.3)	(143.2)	(277.8)
Net income	—	11.8	285.2	—	35.3	640.5	972.8
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	2.3	(5.8)	4.7	1.2
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	4.0	—	8.4	12.4
Defined benefit plans, net	—	—	—	0.8	—	1.7	2.5
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(504.5)	$972.8
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26.0	28.8
Equity-based compensation	59.6	71.2
Non-cash performance allocations and incentive fees	28.7	(268.3)
Non-cash principal investment (income) loss	769.3	(640.7)
Other non-cash amounts	(10.7)	4.6
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	382.3	(18.2)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(319.5)	23.2
Purchases of investments by Consolidated Funds	(1,046.4)	(827.2)
Proceeds from sale and settlements of investments by Consolidated Funds	1,088.6	1,032.8
Non-cash interest income, net	(2.8)	(1.8)
Change in cash and cash equivalents held at Consolidated Funds	21.8	27.4
Change in other receivables held at Consolidated Funds	(68.0)	55.3
Change in other liabilities held at Consolidated Funds	(113.2)	(251.1)
Other non-cash amounts of Consolidated Funds	0.3	—
Purchases of investments	(164.6)	(107.0)
Payment of purchase price adjustment in Fortitude Re	(79.6)	—
Proceeds from the sale of investments	166.2	214.6
Changes in deferred taxes, net	(61.6)	20.3
Change in due from affiliates and other receivables	(18.8)	30.8
Change in deposits and other	(4.8)	(13.9)
Change in accounts payable, accrued expenses and other liabilities	(46.5)	(44.4)
Change in accrued compensation and benefits	(125.4)	(23.2)
Change in due to affiliates	(28.2)	(1.2)
Change in lease right-of-use assets and lease liabilities	(5.9)	2.9
Change in deferred revenue	(19.2)	(18.7)
Net cash (used in) provided by operating activities	(76.9)	269.0
Cash flows from investing activities
Purchases of fixed assets, net	(23.7)	(23.7)
Net cash used in investing activities	(23.7)	(23.7)
Cash flows from financing activities
Borrowings under credit facilities	263.8	—
Repayments under credit facilities	(295.6)	—
Repayment of term loan	—	(25.0)
Payments on debt obligations	(1.5)	(13.6)
Proceeds from debt obligations, net of financing costs	—	20.4
Net borrowings (payments) on loans payable of Consolidated Funds	134.6	(40.3)
Payments of contingent consideration	(0.3)	—
Dividends to common stockholders	(174.6)	(68.5)
Distributions to preferred unitholders	—	(11.8)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(143.2)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Contributions from non-controlling interest holders	14.0	9.1
Distributions to non-controlling interest holders	(35.2)	(31.9)
Common shares repurchased	(26.4)	(12.0)
Change in due to/from affiliates financing activities	30.0	114.5
Net cash used in financing activities	(160.0)	(202.3)
Effect of foreign exchange rate changes	(8.4)	2.3
Increase (decrease) in cash, cash equivalents and restricted cash	(269.0)	45.3
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$559.0	$683.6
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$53.6	$—
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$—	$14.1
Non-cash distributions to non-controlling interest holders	$—	$(22.4)
Net asset impact of deconsolidation of Consolidated Funds	$—	$(13.1)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$1.5
Tax receivable agreement liability	$—	$1.1
Total partners’ capital	$—	$0.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$554.5	$669.2
Restricted cash	4.5	14.4
Total cash, cash equivalents and restricted cash, end of period	$559.0	$683.6

Cash and cash equivalents held at Consolidated Funds	$98.0	$214.3
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). As a result of the Conversion, each common unit was converted into a share of common stock. Under the laws of its incorporation, The Carlyle Group Inc. is deemed to be the same entity as The Carlyle Group L.P. (the “Partnership”). Unless the context suggests otherwise, references to “Carlyle” or the “Company,” refer to (i) The Carlyle Group Inc. and its consolidated subsidiaries following the Conversion and (ii) The Carlyle Group L.P. and its consolidated subsidiaries prior to the Conversion. Because the Conversion became effective January 1, 2020, the accompanying consolidated financial statements as of December 31, 2019 and for the three and six months ended June 30, 2019 and related notes reflect the results of a partnership, and not a corporation.
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related external co-investment entities, and certain CLOs managed by the Company (collectively the “Consolidated Funds”) have been consolidated in the accompanying condensed consolidated financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
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
As of June 30, 2020, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $4.8 billion and $4.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2020, the Company held $92.3 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Investments	$927.3	$1,029.5
Accrued performance revenues	103.9	160.2
Management fee receivables	40.9	35.4
Total	$1,072.1	$1,225.1

These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2020 and December 31, 2019.
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
For closed-end carry funds in the Corporate Private Equity, Real Assets and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts, longer-dated carry funds, and other closed-end funds, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments, the current value of the investment, or adjusted book value. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements and are subject to deferral under certain conditions. The Company deferred approximately $3.5 million and $7.0 million of subordinated management fees on its CLOs (after the effect of consolidated CLOs) during the three months and six months ended June 30, 2020, respectively. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents.
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
As of June 30, 2020 and December 31, 2019, management fee receivables were $105.6 million and $88.8 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees include transaction and portfolio advisory fees of $17.2 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively, and $21.6 million and $23.1 million for the six months ended June 30, 2020 and 2019, respectively, net of any offsets as defined in the respective partnership agreements.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude Re through June 2, 2020 (see Note 4). As it relates to the Company’s investments in NGP (see Note 4), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $53.1 million and $43.7 million for the three months ended June 30, 2020 and 2019, respectively, and $104.2 million and $94.7 million for the six months ended June 30, 2020 and 2019, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2020 and December 31, 2019, the Company had recorded a liability of $1.9 billion and $2.0 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Investments
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of TCG BDC, Inc. (the “BDC Preferred Shares”) (which are accounted for as trading securities).
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2020, $41.8 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.6 million and $3.9 million during the three months ended June 30, 2020 and 2019, respectively, and $7.2 million and $7.7 million during the six months ended June 30, 2020 and 2019, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The decrease in the deferred revenue balance for the six months ended June 30, 2020 was primarily driven by revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Currency translation adjustments	$(237.9)	$(85.1)
Unrealized losses on defined benefit plans	(21.0)	(6.6)
Fortitude Re available-for-sale securities	—	6.5
Total	$(258.9)	$(85.2)

Pursuant to the Conversion and the limited partners of the Carlyle Holdings partnerships exchange of all Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc., the accumulated other comprehensive loss previously attributable to non-controlling interests in Carlyle Holdings is included in the Company’s accumulated other comprehensive loss in the condensed consolidated balance sheet and condensed consolidated statements of changes in equity.
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $4.3 million and $7.0 million for the three months ended June 30, 2020 and 2019, respectively, and $21.5 million and $(5.7) million for the six months ended June 30, 2020 and 2019, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

 The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2020:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$108.8	$108.8
Bonds	—	—	438.4	438.4
Loans	—	—	4,034.0	4,034.0
	—	—	4,581.2	4,581.2
Investments in CLOs and other:
Investments in CLOs and other	—	—	515.0	515.0
Partnership and LLC interests (1)	—	—	15.5	15.5
	—	—	530.5	530.5
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$0.4	$5,111.7	$5,112.1
Liabilities
Loans payable of Consolidated Funds (2)	$—	$—	$4,412.0	$4,412.0
Foreign currency forward contracts	—	3.1	—	3.1
Total	$—	$3.1	$4,412.0	$4,415.1

(1)	Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days.

(2)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2020
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$91.2	$423.9	$3,950.2	$396.4	$4,861.7
Purchases	8.1	90.3	140.5	105.6	344.5
Sales and distributions	(0.2)	(147.8)	(522.8)	(12.4)	(683.2)
Settlements	—	—	(90.6)	—	(90.6)
Realized and unrealized gains (losses), net
Included in earnings	9.7	60.2	470.9	42.0	582.8
Included in other comprehensive income	—	11.8	85.8	(1.1)	96.5
Balance, end of period	$108.8	$438.4	$4,034.0	$530.5	$5,111.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$9.2	$1.3	$1.2	$42.0	$53.7
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$8.9	$71.9	$(1.1)	$79.7

	Financial Assets
	Six Months Ended June 30, 2020
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Purchases	87.4	140.9	818.1	123.7	1,170.1
Sales and distributions	(0.2)	(214.9)	(679.7)	(56.3)	(951.1)
Settlements	—	—	(193.8)	—	(193.8)
Realized and unrealized gains (losses), net
Included in earnings	2.2	(61.0)	(330.1)	(19.4)	(408.3)
Included in other comprehensive income	—	(0.7)	5.7	(13.7)	(8.7)
Balance, end of period	$108.8	$438.4	$4,034.0	$530.5	$5,111.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$2.2	$(55.1)	$(308.9)	$(19.4)	$(381.2)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(2.1)	$(0.7)	$(13.7)	$(16.5)

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

 (1) As a result of the consolidation of one CLO during the three months ended June 30, 2019, the investment that the Company held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of two CLOs during the six months ended June 30, 2019, the investments that the Company held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$4,090.8	$3,750.0
Consolidation of funds	—	584.7
Borrowings	103.3	118.1
Paydowns	(361.7)	(1.3)
Realized and unrealized (gains) losses, net
Included in earnings	489.0	19.9
Included in other comprehensive income	90.6	34.9
Balance, end of period	$4,412.0	$4,506.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(4.8)	$7.8
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$84.6	$—

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$4,685.2	$4,840.1
Deconsolidation/consolidation of funds	—	(285.9)
Borrowings	1,141.7	260.5
Paydowns	(1,090.7)	(300.8)
Realized and unrealized (gains) losses, net
Included in earnings	(327.6)	35.1
Included in other comprehensive income	3.4	(42.7)
Balance, end of period	$4,412.0	$4,506.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(371.5)	$1.2
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$5.0	$—

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2020:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2020
Assets
Investments of Consolidated Funds:
Equity securities	$1.0	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 0.22 (0.03)
	107.8	Discounted Cash Flow	Discount Rates	8% - 8% (8%)

Bonds	438.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 104 (85)
Loans	4,034.0	Consensus Pricing	Indicative Quotes (% of Par)	18 - 99 (90)
	4,581.2
Investments in CLOs and other:
Senior secured notes	404.8	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	120 - 2,170 (275)
			Default Rates	0% - 3% (3%)
			Recovery Rates	40% - 60% (50%)
			Indicative Quotes (% of Par)	36 - 100 (95)
Subordinated notes and preferred shares	33.3	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 25% (18%)
			Default Rates	0% - 3% (3%)
			Recovery Rates	40% - 60% (50%)
			Indicative Quotes (% of Par)	30 - 46 (37)
Partnership and LLC interests	15.5	NAV of Underlying Fund (1)	N/A	N/A
BDC preferred shares	52.9	Discounted Cash Flow	Discount Rates	9% - 9% (9%)
Aviation subordinated notes	7.6	Discounted Cash Flow	Discount Rates	22% - 22% (22%)
Loans	16.4	Consensus Pricing	Indicative Quotes (% of Par)	95 - 99 (98)
Total	$5,111.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,300.7	Other (2)	N/A	N/A
Subordinated notes and preferred shares	111.3	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 25% (17%)
			Default Rates	0% - 3% (3%)
			Recovery Rates	40% - 60% (50%)
			Indicative Quotes (% of Par)	20 - 67 (39)
Total	$4,412.0

(1)	Represents the Company’s investments in funds that are valued using the NAV of the underlying fund.
(2) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations	$3,792.2	$3,855.6
Principal equity method investments, excluding performance allocations	1,640.3	2,443.6
Principal investments in CLOs and other	543.5	505.2
Total	$5,976.0	$6,804.4

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$2,578.9	$2,107.5
Real Assets	504.7	764.4
Global Credit	70.0	136.9
Investment Solutions (1)	638.6	846.8
Total	$3,792.2	$3,855.6

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
Approximately 41% and 26% of accrued performance allocations at June 30, 2020 and December 31, 2019, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$(6.1)	$(5.0)
Real Assets	(16.9)	(17.2)
Total	$(23.0)	$(22.2)

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

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$408.8	$420.1
Real Assets	580.0	601.7
Global Credit	611.1	1,299.6
Investment Solutions	40.4	122.2
Total	$1,640.3	$2,443.6

Strategic Investment in Fortitude Re (f/k/a DSA Re)
On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”) (“the Minority Transaction”), pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG and Fortitude Holdings, dated as of July 31, 2018 (the “2018 MIPA”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”, f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities.
The Company paid $381 million in cash at closing of the Minority Transaction (the “Initial Purchase Price”) and expects to pay up to $95 million in additional deferred consideration following December 31, 2023. In May 2020, the Initial Purchase Price was adjusted upward by $99.5 million in accordance with the 2018 MIPA as Fortitude Holdings chose not to distribute a planned non-pro rata dividend to AIG prior to May 13, 2020. The Company paid $79.6 million of such adjustment in May 2020 and will pay the remaining $19.9 million following December 31, 2023.
On June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, acquired a 51.6% ownership interest in Fortitude Holdings from AIG (the “Control Transaction”) and T&D United Capital Co., Ltd. (“T&D”), a subsidiary of T&D Holdings, Inc., purchased a 25.0% ownership interest as a strategic third-party investor pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG, Carlyle FRL, and T&D, dated as of November 25, 2019 (the “2019 MIPA”). At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings to Carlyle FRL, such that Carlyle FRL holds a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D have 96.5% ownership of Fortitude Holdings. Additionally, AIG agreed to a post-closing purchase price adjustment pursuant to which AIG will contribute to Fortitude Re an amount to cover certain adverse reserve developments in Fortitude Re’s property and casualty insurance business, based on an agreed methodology, that occur on or prior to December 31, 2023, up to $500 million.
The Company has a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Holdings fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the Minority Transaction, the Company may be entitled to certain payments from Fortitude Holdings based on the commitment shortfall and assumed customary rates.
Prior to the Control Transaction, the Company’s investment was accounted for under the equity method of accounting by recognizing its pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income in the unaudited condensed consolidated statements of operations. These amounts are inclusive of unrealized gains (losses) related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of March 31, 2020 and December 31, 2019, the Company’s investment in Fortitude Holdings is $1,077.9 million and $1,200.9 million, respectively, which reflects $539.1 million and $628.2 million of cumulative unrealized gains related to the change in the fair value of embedded derivatives.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company recognized principal investment loss of $732.6 million. As of June 30, 2020, the Company’s investment in Carlyle FRL was $513.6 million, relative to its cost of $465.4 million.
Given the significance of the results of Fortitude Holdings relative to the Company’s results prior to the contribution of its interest to Carlyle FRL, summarized financial information of Fortitude Holdings for the three and six months ended June 30, 2020 and 2019 is presented below. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings and will not present this information prospectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenues	$445.0	$567.0	$674.0	$1,161.0
Expenses	1,866.0	448.0	2,325.0	888.0
Operating income (loss)	(1,421.0)	119.0	(1,651.0)	273.0
Investment gains	49.0	196.0	138.0	164.0
Change in value of funds withheld embedded derivatives	2,635.0	1,407.0	2,068.0	2,928.0
Income tax expense	267.0	360.0	119.0	705.0
Net income	$996.0	$1,362.0	$436.0	$2,660.0

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
The Company’s investments in NGP as of June 30, 2020 and December 31, 2019 are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Investment in NGP Management	$378.2	$383.6
Principal investments in NGP funds	49.7	67.9
Total investments in NGP	$427.9	$451.5

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and six months ended June 30, 2020 and 2019.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Management fee-related revenues from NGP Management	$19.4	$26.4	$38.2	$51.6
Expenses related to the investment in NGP Management	(2.9)	(2.7)	(5.7)	(5.2)
Amortization of basis differences from the investment in NGP Management	(1.0)	(1.4)	(2.1)	(2.8)
Net investment income from NGP Management	$15.5	$22.3	$30.4	$43.6

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $6.4 million and $8.5 million as of June 30, 2020 and December 31, 2019, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. There were no net investment earnings (losses) related to these performance allocations for the three and six months ended June 30, 2020. The Company recognized net investment earnings (losses) related to these performance allocations of $(34.6) million and $(29.9) million for the three and six months ended June 30, 2019, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $1.3 million and $(4.0) million for the three months ended June 30, 2020 and 2019, respectively, and $(14.9) million and $(3.6) million for the six months ended June 30, 2020 and 2019, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of June 30, 2020 and December 31, 2019 were $543.5 million and $505.2 million, respectively, and primarily consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 5). As of June 30, 2020, principal investments in CLOs and other investments also includes the Company’s investment in the preferred securities of TCG BDC, Inc. (“TCG BDC”), a Carlyle-affiliated business development company, of $52.9 million (see Note 8).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Performance allocations
Realized	$155.1	$41.6	$328.9	$71.4
Unrealized	1,036.7	206.0	(74.7)	525.3
	1,191.8	247.6	254.2	596.7
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	47.8	95.2	78.4	126.5
Unrealized	(593.4)	242.7	(805.1)	514.0
	(545.6)	337.9	(726.7)	640.5
Principal investment income (loss) from investments in CLOs and other investments
Realized	—	0.2	0.2	1.1
Unrealized	33.0	3.9	(39.4)	2.2
	33.0	4.1	(39.2)	3.3
Total	$679.2	$589.6	$(511.7)	$1,240.5

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$1,165.5	$82.5	$560.6	$215.3
Real Assets	33.2	149.6	(171.2)	259.0
Global Credit	22.7	(5.5)	(40.3)	24.1
Investment Solutions	(29.6)	21.0	(94.9)	98.3
Total	$1,191.8	$247.6	$254.2	$596.7

Performance allocations for the three and six months ended June 30, 2020 are primarily related to Carlyle Partners VI, L.P. (Corporate Private Equity segment) with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income) of $1,184.1 million and $631.7 million, respectively, for the three and six months ended June 30, 2020.
In addition to Carlyle Partners VI, L.P., performance allocations of $(127.7) million, for the six months ended June 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $211.1 million,
•Carlyle Europe Technology Partners III, L.P. (Corporate Private Equity segment) - $39.8 million,

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle Asia Partners V, L.P. (Corporate Private Equity segment) - $13.6 million,
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $(30.2) million,
•Carlyle Europe Partners III, L.P. (Corporate Private Equity segment) - $(31.3) million,
•Carlyle US Equity Opportunities Fund, L.P. (Corporate Private Equity segment) - $(44.8) million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $(58.4) million, and
•Carlyle International Energy Partners I, L.P. (Real Assets segment) - $(152.0) million.
Approximately 54%, or $133.3 million, of performance allocations for the three months ended June 30, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $104.9 million,
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $70.6 million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $33.4 million,
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $(25.2) million, and
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $(16.2) million.
Approximately 28%, or $164.2 million, of performance allocations for the six months ended June 30, 2019 are related to the following fund along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $167.1 million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$45.2	$3.5	$7.5	$11.7
Real Assets	24.8	60.4	12.5	93.9
Global Credit	(613.2)	269.0	(743.8)	525.9
Investment Solutions	(2.4)	5.0	(2.9)	9.0
Total	$(545.6)	$337.9	$(726.7)	$640.5

The principal investment income (loss) in Global Credit for the three and six months ended June 30, 2020 includes $(620.7) million and $(732.6) million, respectively, from our equity method investment in Fortitude Holdings. The principal investment income (loss) in Global Credit for the three and six months ended June 30, 2019 includes $271.0 million and $527.3 million, respectively, from our equity method investment in Fortitude Holdings.

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2020, the Company formed one new CLO for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Interest income from investments	$53.1	$43.7	$104.2	$94.7
Other income	2.1	2.1	4.0	3.5
Total	$55.2	$45.8	$108.2	$98.2

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$550.4	$17.1	$(382.3)	$18.2
Gains (losses) from liabilities of CLOs	(500.1)	(7.9)	319.5	(23.2)
Total	$50.3	$9.2	$(62.8)	$(5.0)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized losses	$(39.8)	$(3.4)	$(40.3)	$(11.4)
Net change in unrealized gains (losses)	590.2	20.5	(342.0)	29.6
Total	$550.4	$17.1	$(382.3)	$18.2

5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	June 30, 2020		December 31, 2019
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Global Credit Revolving Credit Facility	$4.0	$4.0	$35.8	$35.8
CLO Borrowings (See below)	324.4	322.8	324.9	324.0
3.875% Senior Notes Due 2/01/2023	250.0	249.4	250.0	249.3
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	345.9	350.0	345.8
3.500% Senior Notes Due 9/19/2029	425.0	420.9	425.0	420.7
Total debt obligations	$1,953.4	$1,943.7	$1,985.7	$1,976.3

Senior Credit Facility
The Company has entered into a senior credit facility which was amended and restated on February 11, 2019 (the “amended and restated senior credit facility”). The amended and restated senior credit facility includes $775.0 million in a

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

revolving credit facility, which is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated senior credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at June 30, 2020, the interest rate was 1.41%). The Company borrowed and repaid $250.0 million under the revolving credit facility during the six months ended June 30, 2020. There were no amounts outstanding at June 30, 2020. Interest expense under the revolving credit facility was not significant for the three and six months ended June 30, 2020.
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
During the three and six months ended June 30, 2020, the Company borrowed $12.8 million and $13.8 million, respectively, and repaid $9.8 million and $45.6 million, respectively, under the credit facility. As of June 30, 2020, there was $4.0 million outstanding under this facility. Interest expense was not significant for the three and six months ended June 30, 2020.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2020	Borrowing Outstanding December 31, 2019	Maturity Date (1)	Interest Rate as of June 30, 2020
February 28, 2017	$75.0	$75.3	November 17, 2031	2.33%	(2)
April 19, 2017	22.9	22.9	April 22, 2031	3.07%	(3) (14)
June 28, 2017	22.9	22.9	July 22, 2031	3.06%	(4) (14)
August 2, 2017	22.7	22.8	July 23, 2029	2.94%	(5) (14)
August 2, 2017	19.6	19.5	August 3, 2022	1.75%	(6)
August 14, 2017	22.4	22.6	August 15, 2030	2.27%	(7) (14)
November 30, 2017	22.7	22.7	January 16, 2030	2.95%	(8)(14)(16)
December 6, 2017	19.1	19.1	October 16, 2030	2.87%	(9)(14)(16)
December 7, 2017	20.8	20.8	January 19, 2029	2.50%	(10)(14)(16)
January 30, 2018	19.2	19.2	January 22, 2030	2.76%	(11)(14)(16)
March 1, 2018	15.3	15.3	January 15, 2031	2.77%	(12)(14)(16)
March 15, 2019	20.8	20.8	March 15, 2032	2.63%	(13)
August 20, 2019	21.0	21.0	August 15, 2032	2.52%	(15)
	$324.4	$324.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.

(2)	Outstanding borrowing of €66.7 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

(3)	Incurs interest at LIBOR plus 1.932%.

(4)	Incurs interest at LIBOR plus 1.923%.

(5)	Incurs interest at LIBOR plus 1.808%.

(6)	Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Company.

(7)	Incurs interest at LIBOR plus 1.848%.

(8)	Incurs interest at LIBOR plus 1.7312%.

(9)	Incurs interest at LIBOR plus 1.647%.

(10)	Incurs interest at LIBOR plus 1.365%.

(11)	Incurs interest at LIBOR plus 1.624%.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(12)	Incurs interest at LIBOR plus 1.552%.
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

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2020 and 2019 was $2.2 million and $3.0 million, respectively, and for the six months ended June 30, 2020 and 2019 was $4.7 million and $5.9 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2020 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €66.7 million term loan ($75.0 million at June 30, 2020) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2020).

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
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2020, €62.8 million of the CLO Financing Facility remained available.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2020	December 31, 2019	2020	2019	2020	2019
3.875% Senior Notes Due 2/1/2023 (2)(6)	$250.0	$270.5	$262.8	$2.5	$2.4	$5.0	$4.8
5.625% Senior Notes Due 3/30/2043 (3)	600.0	732.0	713.4	8.4	8.4	16.9	16.8
5.650% Senior Notes Due 9/15/2048 (4)	350.0	435.2	424.0	5.0	4.9	9.9	9.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	447.3	430.2	3.8	—	7.6	—
				$19.7	$15.7	$39.4	$31.5
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
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2020.

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
As of June 30, 2020 and December 31, 2019, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,626.8	$4,300.7	1.88%		10.87
Subordinated notes, preferred shares and other	108.8	111.3	N/A	(1)	11.02
Total	$4,735.6	$4,412.0

	As of December 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,534.3	$4,446.4	1.87%		10.78
Subordinated notes, preferred shares and other	214.9	238.8	N/A	(1)	10.90
Total	$4,749.2	$4,685.2

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2020 and December 31, 2019, the fair value of the CLO assets was $4.7 billion and $5.2 billion, respectively.
6. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$1,946.2	$2,038.2
Accrued bonuses	253.4	265.1
Employment-based contingent cash consideration	32.2	31.4
Other	127.7	161.8
Total	$2,359.5	$2,496.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized	$82.8	$24.2	$195.7	$68.4
Unrealized	452.8	89.4	(102.6)	230.6
Total	$535.6	$113.6	$93.1	$299.0

7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2020 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,187.2
Real Assets	924.3
Global Credit	356.9
Investment Solutions	232.5
Total	$3,700.9

Of the $3.7 billion of unfunded commitments, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. Additionally as of June 30, 2020, certain subsidiaries of the Company had $32.8 million in commitments related to the origination and syndication of loans and securities under the Carlyle Capital Solutions platform.
Guaranteed Loans
In December 2019, the Company entered into an agreement with a financial institution pursuant to which the
Company provided a guarantee on a revolving credit facility with a capacity of $130.0 million for a fund in the Real Assets segment. The outstanding balance, which was $125.0 million as of June 30, 2020, is secured by uncalled capital commitments of the fund’s limited partners. Subsequent to June 30, 2020, the fund canceled outstanding letters of credit and repaid amounts outstanding totaling $33.5 million. The Company has not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements.
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 3.17%, respectively, as of June 30, 2020). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of June 30, 2020, approximately $14.0 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements.
The Company is party to an agreement with a financial institution pursuant to which the Company is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility, which was replaced by the Program, renewed on an annual basis, allowed for annual incremental borrowings up to an aggregate of $11.3 million, and accrued interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly. Subsequent to September 3, 2019, no incremental borrowings are allowed under the facility, and the remaining balance was substantially

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

transferred to the Program. As of June 30, 2020, approximately $0.8 million was outstanding under the credit facility and payable by the employees. The amount funded by the Company under this guarantee was not material.
Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $25.6 million as of June 30, 2020. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $23.0 million at June 30, 2020 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2020. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has recorded $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2020 and December 31, 2019, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $166.9 million and $164.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2020 and December 31, 2019, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2020, approximately $14.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million.
During the year ended December 31, 2019, the Company paid $41.3 million to satisfy giveback obligations related to two of its Legacy Energy funds. Approximately $22.1 million of these obligations was paid by current and former senior Carlyle professionals and $19.2 million by the Company.
If, at June 30, 2020, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable, of which approximately $0.2 billion would be the responsibility of current and former senior Carlyle professionals.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$11.9	$12.8	$23.7	$24.3
Sublease income	(0.6)	(0.7)	(1.2)	(1.0)
Total operating lease cost	$11.3	$12.1	$22.5	$23.3

Cash paid for amounts included in the measurement of operating lease liabilities	$13.9	$16.8	$28.8	$30.1

Weighted-average remaining lease term			9.5 Years	9.9 Years
Weighted-average discount rate			5.3%	5.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2020 (excluding the six months ended June 30, 2020)	$27.9
2021	47.8
2022	57.0
2023	51.8
2024	50.0
Thereafter	434.3
Total lease payments	$668.8
Less payments for leases that have not yet commenced	(330.9)
Less imputed interest	(71.0)
Total lease liabilities	$266.9

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
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. In June 2020, the Court of Appeals affirmed the decision dismissing the case. On June 24, 2020, plaintiffs filed a motion for rehearing with the Court of Appeals. On June 30, 2020, the Court of Appeals denied that motion.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. On April 2, 2020, the parties entered into a binding Heads of Agreement and on April 21 executed a definitive settlement agreement, which received court approval on May 1, 2020. Pursuant to this agreement, the Company retains the amounts already received from the plaintiff to reimburse the Company for legal fees and expenses incurred to defend against the claims (approximately £23.3 million) and received the funds deposited as security with the Privy Council (approximately £850,000). All claims have now been dismissed. The Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying unaudited condensed consolidated statements of operations during the six months ended June 30, 2020.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2020, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory and public health conditions, may have a significant negative impact on the Company’s investments and profitability. For example, the recent COVID-19 outbreak and its implications may have a significant impact on the values of the investments of the funds and the performance of our strategic investments, and therefore the financial results of the Company. The funds managed by the Company may also experience a slowdown in the deployment of capital, which could adversely affect the Company’s ability to raise capital for new or successor funds and could also impact the management fees the Company earns on its carry funds and managed accounts. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the unaudited condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 5.
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued incentive fees	$8.9	$8.2
Unbilled receivable for giveback obligations from current and former employees	1.4	1.4
Notes receivable and accrued interest from affiliates	5.7	10.5
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	259.8	253.8
Total	$275.8	$273.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of June 30, 2020. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Due to non-consolidated affiliates	$42.1	$65.6
Deferred consideration for Carlyle Holdings units	265.3	332.7
Amounts owed under the tax receivable agreement	107.3	107.3
Other	44.1	36.5
Total	$458.8	$542.1

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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.5 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of cumulative convertible preferred stock from TCG BDC in a private placement at a price of $25 per share (the “BDC Preferred Shares”). Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional shares of BDC Preferred Stock. During the three and six months ended June 30, 2020, the Company recorded $0.5 million for the cash dividend declared by TCG BDC on June 30, 2020, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $52.9 million as of June 30, 2020 and included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.

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
The effect of the exchange of Carlyle Holdings units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Conversion is accounted for as a transaction with non-controlling shareholders, the direct tax effects of which are recorded in equity. The effect of the termination of the status of the Company as a partnership for U.S. tax purposes in the Conversion is accounted for as a change in tax status and the related deferred tax effects are recorded in the provision (benefit) for income taxes in the three months ended March 31, 2020. Of the estimated $143.9 million net reduction in the net deferred tax asset of the Company resulting from the Conversion, $90.3 million of expense was recorded in the provision (benefit) for income taxes and $53.6 million recorded directly as a reduction to equity in the six months ended June 30, 2020.
The Company’s provision (benefit) for income taxes was $52.3 million and $15.5 million for the three months ended June 30, 2020 and 2019, respectively, and $(27.7) million and $39.5 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the benefit for income taxes reflects a tax benefit of $118.0 million related to the net loss recorded during the period, net of the $90.3 million expense discussed above related to Conversion. The Company’s effective tax rate was approximately 20% and 3% for the three months ended June 30, 2020 and 2019, respectively, and 5% and 4% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period. In periods prior to the Conversion, the effective tax rate differs from the statutory rate because of the Company’s status as a partnership.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$2.4	$0.1
Non-Carlyle interests in majority-owned subsidiaries	177.6	324.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	4.4	8.9
Non-controlling interests in consolidated entities	$184.4	$333.5

The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$10.8	$11.2	$3.4	$11.2
Non-Carlyle interests in majority-owned subsidiaries	47.3	24.7	(41.7)	17.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.5	3.9	(0.1)	6.6
Non-controlling interests in income (loss) of consolidated entities	$58.6	$39.8	$(38.4)	$35.3

11. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$145,900,000	$145,900,000	$(466,100,000)	$(466,100,000)
Weighted-average common shares outstanding	348,574,528	357,268,275	348,407,144	348,407,144
Net income (loss) per common share	$0.42	$0.41	$(1.34)	$(1.34)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$148,200,000	$148,200,000	$285,200,000	$285,200,000
Weighted-average common shares outstanding	110,440,227	120,920,439	109,828,740	118,372,885
Net income per common share	$1.34	$1.23	$2.60	$2.41

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	348,574,528	348,574,528	348,407,144	348,407,144
Unvested restricted stock units	—	6,106,056	—	—
Issuable Carlyle Group Inc. common shares	—	2,587,691	—	—
Weighted-average common shares outstanding	348,574,528	357,268,275	348,407,144	348,407,144

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	110,440,227	110,440,227	109,828,740	109,828,740
Unvested restricted stock units	—	9,531,711	—	7,595,644
Issuable Carlyle Group Inc. common shares	—	948,501	—	948,501
Weighted-average common shares outstanding	110,440,227	120,920,439	109,828,740	118,372,885
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting restricted stock units. All such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders for the six months ended June 30, 2020.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. The Company did not repurchase any shares of common stock during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares with all of the repurchases done via open market and brokered transactions. As of June 30, 2020, $139.1 million of repurchase capacity remains under the program.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share (1)	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
February 18, 2020	February 25, 2020	0.25	87.4
Total 2019 Dividend Year		$1.18	$194.8

May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
Total 2020 Dividend Year (through Q2 2020)		$0.50	$175.5
(1) The dividends to common stockholders beginning in Q4 2019 reflect the exchange of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2020 and a summary of changes for the six months ended June 30, 2020, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2019	14,622,159	$17.09	788,290	$20.30
Granted	3,311,876	$29.45	299,401	$33.40
Vested	2,625,422	$18.03	—	$—
Forfeited	490,029	$18.54	—	$—
Balance, June 30, 2020	14,818,584	$19.95	1,087,691	$23.90

(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
The Company recorded compensation expense for restricted stock units of $30.5 million and $35.2 million for the three months ended June 30, 2020 and 2019, respectively, with $7.7 million and $3.2 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense for restricted stock units of $59.6 million and $71.1 million for the six months ended June 30, 2020 and 2019, respectively, with $15.0 million and $6.7 million of corresponding deferred tax benefits, respectively. As of June 30, 2020, the total unrecognized equity-based compensation expense related to unvested restricted stock units is $184.4 million, which is expected to be recognized over a weighted-average term of 2.1 years.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s four reportable segments for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$187.7	$74.8	$78.3	$45.6	$386.4
Portfolio advisory and transaction fees, net and other	2.8	0.3	15.2	—	18.3
Total fund level fee revenues	190.5	75.1	93.5	45.6	404.7
Realized performance revenues	40.5	75.5	5.5	30.7	152.2
Realized principal investment income	14.8	1.5	5.3	0.5	22.1
Interest income	0.3	0.2	2.6	0.1	3.2
Total revenues	246.1	152.3	106.9	76.9	582.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	94.8	35.8	54.5	25.0	210.1
Realized performance revenues related compensation	18.2	33.6	2.5	27.0	81.3
Total compensation and benefits	113.0	69.4	57.0	52.0	291.4
General, administrative, and other indirect expenses	22.7	14.9	13.1	7.4	58.1
Depreciation and amortization expense	4.4	1.7	1.8	1.3	9.2
Interest expense	10.2	5.6	6.9	2.4	25.1
Total expenses	150.3	91.6	78.8	63.1	383.8
Distributable Earnings	$95.8	$60.7	$28.1	$13.8	$198.4
(-) Realized Net Performance Revenues	22.3	41.9	3.0	3.7	70.9
(-) Realized Principal Investment Income	14.8	1.5	5.3	0.5	22.1
(+) Net Interest	9.9	5.4	4.3	2.3	21.9
(=) Fee Related Earnings	$68.6	$22.7	$24.1	$11.9	$127.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$376.2	$155.0	$151.3	$85.4	$767.9
Portfolio advisory and transaction fees, net and other	6.7	0.6	17.8	—	25.1
Total fund level fee revenues	382.9	155.6	169.1	85.4	793.0
Realized performance revenues	94.1	87.1	26.5	116.1	323.8
Realized principal investment income	24.4	2.1	10.4	1.1	38.0
Interest income	1.5	0.8	5.7	0.5	8.5
Total revenues	502.9	245.6	211.7	203.1	1,163.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	189.0	71.3	103.6	50.0	413.9
Realized performance revenues related compensation	42.5	39.0	12.2	111.0	204.7
Total compensation and benefits	231.5	110.3	115.8	161.0	618.6
General, administrative, and other indirect expenses	40.2	34.6	18.7	12.9	106.4
Depreciation and amortization expense	7.8	3.1	3.4	2.3	16.6
Interest expense	20.2	9.5	13.9	4.7	48.3
Total expenses	299.7	157.5	151.8	180.9	789.9
Distributable Earnings	$203.2	$88.1	$59.9	$22.2	$373.4
(-) Realized Net Performance Revenues	51.6	48.1	14.3	5.1	119.1
(-) Realized Principal Investment Income	24.4	2.1	10.4	1.1	38.0
(+) Net Interest	18.7	8.7	8.2	4.2	39.8
(=) Fee Related Earnings	145.9	46.6	43.4	20.2	256.1
Segment assets as of June 30, 2020	$3,794.9	$1,323.8	$1,573.9	$906.9	$7,599.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s four reportable segments for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$190.3	$105.8	$79.2	$39.2	$414.5
Portfolio advisory and transaction fees, net and other	11.0	0.5	3.4	—	14.9
Total fund level fee revenues	201.3	106.3	82.6	39.2	429.4
Realized performance revenues	11.2	24.6	0.1	6.0	41.9
Realized principal investment income	1.0	70.1	1.4	1.4	73.9
Interest income	1.2	0.7	3.4	0.2	5.5
Total revenues	214.7	201.7	87.5	46.8	550.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	34.0	49.5	22.5	207.1
Realized performance revenues related compensation	5.4	11.2	—	4.5	21.1
Total compensation and benefits	106.5	45.2	49.5	27.0	228.2
General, administrative, and other indirect expenses	33.3	17.0	20.5	9.2	80.0
Depreciation and amortization expense	4.5	1.8	2.0	1.3	9.6
Interest expense	7.9	3.1	6.7	1.8	19.5
Total expenses	152.2	67.1	78.7	39.3	337.3
Distributable Earnings	$62.5	$134.6	$8.8	$7.5	$213.4
(-) Realized Net Performance Revenues	5.8	13.4	0.1	1.5	20.8
(-) Realized Principal Investment Income	1.0	70.1	1.4	1.4	73.9
(+) Net Interest	6.7	2.4	3.3	1.6	14.0
(=) Fee Related Earnings	$62.4	$53.5	$10.6	$6.2	$132.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$380.3	$183.2	$154.0	$78.6	$796.1
Portfolio advisory and transaction fees, net and other	14.8	3.8	6.3	—	24.9
Total fund level fee revenues	395.1	187.0	160.3	78.6	821.0
Realized performance revenues	34.6	29.5	0.1	26.9	91.1
Realized principal investment income	(1.3)	71.7	6.0	1.6	78.0
Interest income	2.4	1.2	7.2	0.7	11.5
Total revenues	430.8	289.4	173.6	107.8	1,001.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	197.8	69.8	96.1	45.7	409.4
Realized performance revenues related compensation	15.8	23.2	—	24.3	63.3
Total compensation and benefits	213.6	93.0	96.1	70.0	472.7
General, administrative, and other indirect expenses	67.4	33.8	37.0	17.5	155.7
Depreciation and amortization expense	9.4	3.7	4.1	2.7	19.9
Interest expense	15.8	6.2	13.4	3.7	39.1
Total expenses	306.2	136.7	150.6	93.9	687.4
Distributable Earnings	$124.6	$152.7	$23.0	$13.9	$314.2
(-) Realized Net Performance Revenues	18.8	6.3	0.1	2.6	27.8
(-) Realized Principal Investment Income (Loss)	(1.3)	71.7	6.0	1.6	78.0
(+) Net Interest	13.4	5.0	6.2	3.0	27.6
(=) Fee Related Earnings	$120.5	$79.7	$23.1	$12.7	$236.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2020 and 2019 .

	Three Months Ended June 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$582.2	$55.2	$493.6	(a)	$1,131.0
Expenses	$383.8	$47.1	$493.6	(b)	$924.5
Other income (loss)	$—	$50.3	$—	(c)	$50.3
Distributable earnings	$198.4	$58.4	$—	(d)	$256.8

	Three Months Ended June 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$550.7	$45.8	$464.6	(a)	$1,061.1
Expenses	$337.3	$36.8	$154.2	(b)	$528.3
Other income (loss)	$—	$9.2	$—	(c)	$9.2
Distributable earnings	$213.4	$18.2	$310.4	(d)	$542.0

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the six months ended June 30, 2020 and 2019, and Total Assets as of June 30, 2020.

	Six Months Ended June 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,163.3	$108.2	$(886.2)	(a)	$385.3
Expenses	$789.9	$100.9	$(36.1)	(b)	$854.7
Other income (loss)	$—	$(62.8)	$—	(c)	$(62.8)
Distributable earnings	$373.4	$(55.5)	$(850.1)	(d)	$(532.2)
Total assets	$7,599.5	$4,822.0	$(98.8)	(e)	$12,322.7

	Six Months Ended June 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,001.6	$98.2	$1,048.3	(a)	$2,148.1
Expenses	$687.4	$80.5	$362.9	(b)	$1,130.8
Other income (loss)	$—	$(5.0)	$—	(c)	$(5.0)
Distributable earnings	$314.2	$12.7	$685.4	(d)	$1,012.3

(a)
The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (loss) (including Fortitude Re), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Unrealized performance revenues	$1,037.1	$167.3	$(71.9)	$469.1
Unrealized principal investment income (loss)	(459.5)	234.9	(724.2)	473.5
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	(81.6)	40.1	(104.4)	67.1
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.9)	(4.1)	(7.8)	(8.1)
Tax expense associated with certain performance revenues	0.1	—	0.1	—
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	56.8	42.7	(20.9)	63.1
Elimination of revenues of Consolidated Funds	(55.4)	(16.3)	42.9	(16.4)
	$493.6	$464.6	$(886.2)	$1,048.3

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$404.7	$429.4	$793.0	$821.0
Adjustments (1)	(32.9)	(38.5)	(65.3)	(76.7)
Carlyle Consolidated - Fund management fees	$371.8	$390.9	$727.7	$744.3

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Unrealized performance revenues related compensation	$449.7	$84.9	$(130.4)	$230.9
Equity-based compensation	34.6	38.3	66.3	77.7
Acquisition related charges and amortization of intangibles and impairment	7.1	15.4	10.1	27.4
Other non-operating expense	0.5	0.4	0.7	0.7
Tax expense associated with certain foreign performance revenues related compensation	0.7	3.6	11.9	(2.5)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	5.2	10.0	13.2	30.9
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	3.6	10.9	8.1	12.6
Elimination of expenses of Consolidated Funds	(7.8)	(9.3)	(16.0)	(14.9)
	$493.6	$154.2	$(36.1)	$362.9

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$256.8	$542.0	$(532.2)	$1,012.3
Adjustments:
Net unrealized performance revenues	(587.4)	(82.4)	(58.5)	(238.2)
Unrealized principal investment (income) loss	459.5	(234.9)	724.2	(473.5)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re	81.6	(40.1)	104.4	(67.1)
Equity-based compensation (1)	34.6	38.3	66.3	77.7
Acquisition related charges, including amortization of intangibles and impairment	7.1	15.4	10.1	27.4
Other non-operating expense	0.5	0.4	0.7	0.7
Tax (expense) benefit associated with certain foreign performance revenues	0.7	3.6	11.9	(2.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	(58.6)	(39.8)	38.4	(35.3)
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	3.6	10.9	8.1	12.6
Distributable Earnings	$198.4	$213.4	$373.4	$314.2
Realized performance revenues, net of related compensation (2)	70.9	20.8	119.1	27.8
Realized principal investment income (2)	22.1	73.9	38.0	78.0
Net interest	21.9	14.0	39.8	27.6
Fee Related Earnings	$127.3	$132.7	$256.1	$236.0

(1)
Equity-based compensation for the three and six months ended June 30, 2020 and 2019 includes amounts that are presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,191.8	$(1,039.6)	$152.2
Performance revenues related compensation expense	535.6	(454.3)	81.3
Net performance revenues	$656.2	$(585.3)	$70.9

Principal investment income (loss)	$(512.6)	$534.7	$22.1

	Six Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$254.2	$69.6	$323.8
Performance revenues related compensation expense	93.1	111.6	204.7
Net performance revenues	$161.1	$(42.0)	$119.1

Principal investment income (loss)	$(765.9)	$803.9	$38.0

	Three Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$247.6	$(205.7)	$41.9
Performance revenues related compensation expense	113.6	(92.5)	21.1
Net performance revenues	$134.0	$(113.2)	$20.8

Principal investment income (loss)	$342.0	$(268.1)	$73.9

	Six Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$596.7	$(505.6)	$91.1
Performance revenues related compensation expense	299.0	(235.7)	63.3
Net performance revenues	$297.7	$(269.9)	$27.8

Principal investment income (loss)	$643.8	$(565.8)	$78.0

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

The Carlyle Group Inc.

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

15. Subsequent Events
Dividends
In July 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on August 11, 2020, payable on August 18, 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$554.5	$—	$—	$554.5
Cash and cash equivalents held at Consolidated Funds	—	98.0	—	98.0
Restricted cash	4.5	—	—	4.5
Investments, including performance allocations of $3,792.2 million	6,069.1	—	(93.1)	5,976.0
Investments of Consolidated Funds	—	4,581.2	—	4,581.2
Due from affiliates and other receivables, net	281.5	—	(5.7)	275.8
Due from affiliates and other receivables of Consolidated Funds, net	—	142.5	—	142.5
Fixed assets, net	122.3	—	—	122.3
Lease right-of-use assets, net	189.6	—	—	189.6
Deposits and other	56.4	0.3	—	56.7
Intangible assets, net	55.1	—	—	55.1
Deferred tax assets	266.5	—	—	266.5
Total assets	$7,599.5	$4,822.0	$(98.8)	$12,322.7
Liabilities and equity
Debt obligations	$1,943.7	$—	$—	$1,943.7
Loans payable of Consolidated Funds	—	4,517.5	—	4,517.5
Accounts payable, accrued expenses and other liabilities	316.6	—	—	316.6
Accrued compensation and benefits	2,359.5	—	—	2,359.5
Due to affiliates	458.8	—	—	458.8
Deferred revenue	51.6	—	—	51.6
Deferred tax liabilities	36.9	—	—	36.9
Other liabilities of Consolidated Funds	—	205.5	—	205.5
Lease liabilities	266.9	—	—	266.9
Accrued giveback obligations	23.0	—	—	23.0
Total liabilities	5,457.0	4,723.0	—	10,180.0
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,679.8	98.6	(98.6)	2,679.8
Retained earnings (deficit)	(466.1)	—	—	(466.1)
Accumulated other comprehensive loss	(256.7)	(2.0)	(0.2)	(258.9)
Non-controlling interests in consolidated entities	182.0	2.4	—	184.4
Total equity	2,142.5	99.0	(98.8)	2,142.7
Total liabilities and equity	$7,599.5	$4,822.0	$(98.8)	$12,322.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$377.4	$—	$(5.6)	$371.8
Incentive fees	9.0	—	—	9.0
Investment income (loss)
Performance allocations	1,191.8	—	—	1,191.8
Principal investment income (loss)	(463.0)	—	(49.6)	(512.6)
Total investment income (loss)	728.8	—	(49.6)	679.2
Interest and other income	16.0	—	(0.2)	15.8
Interest and other income of Consolidated Funds	—	55.2	—	55.2
Total revenues	1,131.2	55.2	(55.4)	1,131.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	212.5	—	—	212.5
Equity-based compensation	30.5	—	—	30.5
Performance allocations and incentive fee related compensation	535.6	—	—	535.6
Total compensation and benefits	778.6	—	—	778.6
General, administrative and other expenses	80.2	—	—	80.2
Interest	25.9	—	—	25.9
Interest and other expenses of Consolidated Funds	—	47.1	(7.8)	39.3
Other non-operating expenses	0.5	—	—	0.5
Total expenses	885.2	47.1	(7.8)	924.5
Other income
Net investment income of Consolidated Funds	—	50.3	—	50.3
Income before provision for income taxes	246.0	58.4	(47.6)	256.8
Provision for income taxes	52.3	—	—	52.3
Net income	193.7	58.4	(47.6)	204.5
Net income attributable to non-controlling interests in consolidated entities	47.8	—	10.8	58.6
Net income attributable to The Carlyle Group Inc.	$145.9	$58.4	$(58.4)	$145.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$738.5	$—	$(10.8)	$727.7
Incentive fees	17.9	—	—	17.9
Investment income (loss)
Performance allocations	254.2	—	—	254.2
Principal investment income (loss)	(826.2)	—	60.3	(765.9)
Total investment income (loss)	(572.0)	—	60.3	(511.7)
Interest and other income	49.8	—	(6.6)	43.2
Interest and other income of Consolidated Funds	—	108.2	—	108.2
Total revenues	234.2	108.2	42.9	385.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	416.8	—	—	416.8
Equity-based compensation	59.6	—	—	59.6
Performance allocations and incentive fee related compensation	93.1	—	—	93.1
Total compensation and benefits	569.5	—	—	569.5
General, administrative and other expenses	149.8	—	—	149.8
Interest	49.8	—	—	49.8
Interest and other expenses of Consolidated Funds	—	100.9	(16.0)	84.9
Other non-operating expenses	0.7	—	—	0.7
Total expenses	769.8	100.9	(16.0)	854.7
Other loss
Net investment loss of Consolidated Funds	—	(62.8)	—	(62.8)
Loss before provision for income taxes	(535.6)	(55.5)	58.9	(532.2)
Benefit for income taxes	(27.7)	—	—	(27.7)
Net loss	(507.9)	(55.5)	58.9	(504.5)
Net loss attributable to non-controlling interests in consolidated entities	(41.8)	—	3.4	(38.4)
Net loss attributable to The Carlyle Group Inc.	$(466.1)	$(55.5)	$55.5	$(466.1)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$396.4	$—	$(5.5)	$390.9
Incentive fees	8.8	—	—	8.8
Investment income (loss)
Performance allocations	247.6	—	—	247.6
Principal investment income	346.2	—	(4.2)	342.0
Total investment income	593.8	—	(4.2)	589.6
Interest and other income	32.6	—	(6.6)	26.0
Interest and other income of Consolidated Funds	—	45.8	—	45.8
Total revenues	1,031.6	45.8	(16.3)	1,061.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.4	—	—	221.4
Equity-based compensation	35.2	—	—	35.2
Performance allocations and incentive fee related compensation	113.6	—	—	113.6
Total compensation and benefits	370.2	—	—	370.2
General, administrative and other expenses	110.7	—	—	110.7
Interest	19.5	—	—	19.5
Interest and other expenses of Consolidated Funds	—	36.8	(9.3)	27.5
Other non-operating expenses	0.4	—	—	0.4
Total expenses	500.8	36.8	(9.3)	528.3
Other income
Net investment income of Consolidated Funds	—	9.2	—	9.2
Income before provision for income taxes	530.8	18.2	(7.0)	542.0
Provision for income taxes	15.5	—	—	15.5
Net income	515.3	18.2	(7.0)	526.5
Net income attributable to non-controlling interests in consolidated entities	28.6	—	11.2	39.8
Net income attributable to Carlyle Holdings	486.7	18.2	(18.2)	486.7
Net income attributable to non-controlling interests in Carlyle Holdings	332.6	—	—	332.6
Net income attributable to The Carlyle Group Inc.	154.1	18.2	(18.2)	154.1
Net income attributable to Series A Preferred Unitholders	5.9	—	—	5.9
Net income attributable to The Carlyle Group Inc. Common Stockholders	$148.2	$18.2	$(18.2)	$148.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$755.1	$—	$(10.8)	$744.3
Incentive fees	16.9	—	—	16.9
Investment income (loss)
Performance allocations	596.7	—	—	596.7
Principal investment income	635.8	—	8.0	643.8
Total investment income	1,232.5	—	8.0	1,240.5
Interest and other income	61.8	—	(13.6)	48.2
Interest and other income of Consolidated Funds	—	98.2	—	98.2
Total revenues	2,066.3	98.2	(16.4)	2,148.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	431.9	—	—	431.9
Equity-based compensation	71.2	—	—	71.2
Performance allocations and incentive fee related compensation	299.0	—	—	299.0
Total compensation and benefits	802.1	—	—	802.1
General, administrative and other expenses	223.2	—	—	223.2
Interest	39.2	—	—	39.2
Interest and other expenses of Consolidated Funds	—	80.5	(14.9)	65.6
Other non-operating expenses	0.7	—	—	0.7
Total expenses	1,065.2	80.5	(14.9)	1,130.8
Other income
Net investment losses of Consolidated Funds	—	(5.0)	—	(5.0)
Income before provision for income taxes	1,001.1	12.7	(1.5)	1,012.3
Provision for income taxes	39.5	—	—	39.5
Net income	961.6	12.7	(1.5)	972.8
Net income attributable to non-controlling interests in consolidated entities	24.1	—	11.2	35.3
Net income attributable to Carlyle Holdings	937.5	12.7	(12.7)	937.5
Net income attributable to non-controlling interests in Carlyle Holdings	640.5	—	—	640.5
Net income attributable to The Carlyle Group Inc.	297.0	12.7	(12.7)	297.0
Net income attributable to Series A Preferred Unitholders	11.8	—	—	11.8
Net income attributable to The Carlyle Group Inc. Common Stockholders	$285.2	$12.7	$(12.7)	$285.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(507.9)	$961.6
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26.0	28.8
Equity-based compensation	59.6	71.2
Non-cash performance allocations and incentive fees	28.7	(268.3)
Non-cash principal investment (income) loss	841.2	(628.3)
Other non-cash amounts	(10.7)	4.6
Purchases of investments	(175.5)	(120.4)
Payment of purchase price adjustment in Fortitude Re	(79.6)	—
Proceeds from the sale of investments	190.8	231.0
Change in deferred taxes, net	(61.6)	20.3
Change in due from affiliates and other receivables	(19.2)	31.8
Change in deposits and other	(4.8)	(13.9)
Change in accounts payable, accrued expenses and other liabilities	(46.5)	(44.4)
Change in accrued compensation and benefits	(125.4)	(23.2)
Change in due to affiliates	(28.2)	(1.2)
Change in lease right-of-use asset and lease liability	(5.9)	2.9
Change in deferred revenue	(19.2)	(18.7)
Net cash provided by operating activities	61.8	233.8
Cash flows from investing activities
Purchases of fixed assets, net	(23.7)	(23.7)
Net cash used in investing activities	(23.7)	(23.7)
Cash flows from financing activities
Borrowings under credit facilities	263.8	—
Repayments under credit facilities	(295.6)	—
Repayment of term loan	—	(25.0)
Payments on debt obligations	(1.5)	(13.6)
Proceeds from debt obligations, net of financing costs	—	20.4
Payments of contingent consideration	(0.3)	—
Dividends to common stockholders	(174.6)	(68.5)
Distributions to preferred unitholders	—	(11.8)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(143.2)
Contributions from non-controlling interest holders	14.0	9.1
Distributions to non-controlling interest holders	(34.1)	(31.9)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Common shares repurchased	(26.4)	(12.0)
Change in due to/from affiliates financing activities	30.0	114.5
Net cash used in financing activities	(293.5)	(162.0)
Effect of foreign exchange rate changes	(13.6)	(2.8)
Increase (decrease) in cash, cash equivalents and restricted cash	(269.0)	45.3
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$559.0	$683.6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$554.5	$669.2
Restricted cash	4.5	14.4
Total cash, cash equivalents and restricted cash, end of period	$559.0	$683.6

Cash and cash equivalents held at Consolidated Funds	$98.0	$214.3

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our buyout, middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2020, our Corporate Private Equity segment had $84 billion in AUM and $57 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our U.S. and internationally focused real estate funds, our infrastructure funds, and our international energy funds. The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of June 30, 2020, our Real Assets segment had $40 billion in AUM and $32 billion in Fee-earning AUM.

•
Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, aircraft financing and servicing, and insurance. As of June 30, 2020, our Global Credit segment had $50 billion in AUM and $42 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 260 fund vehicles. As of June 30, 2020, our Investment Solutions segment had $47 billion in AUM and $32 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), gross assets (in the case of our BDCs), assets under management (in the case of certain other products as noted) and vintage year of the active funds in each of our segments, as of June 30, 2020. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO’s			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$19.2 bn	2012-2020	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€7.3 bn	2013-2020	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
Global Financial Services Partners			CREV	$0.5 bn	2020	CRP V	$3.0 bn	2006
CGFSP III	$1.0 bn	2018	CSC	$0.8 bn	2017	CRP IV	$1.0 bn	2005
CGFSP II	$1.0 bn	2013	Direct Lending			CRP III	$0.6 bn	2001
Carlyle Europe Partners			Business Development Companies[1]			Core Plus Real Estate (U.S.)
CEP V	€6.4 bn	2018	TCG BDC II, Inc.	$1.9 bn	2017	CPI[2]	$3.5 bn	2016
CEP IV	€3.7 bn	2014	TCG BDC, Inc.	$2.0 bn	2013	International Real Estate
CEP III	€5.3 bn	2007	Opportunistic Credit Carry Fund			CER	€0.5 bn	2017
CEP II	€1.8 bn	2003	CCOF	$2.4 bn	2017	CEREP III	€2.2 bn	2007
Carlyle Asia Partners			Energy Credit Carry Funds			Natural Resources Funds
CAP V	$6.6 bn	2018	CEMOF II	$2.8 bn	2015	NGP Energy Carry Funds
CBPF II	RMB 2.0 bn	2017	CEMOF I	$1.4 bn	2011	NGP XII	$4.3 bn	2017
CAP IV	$3.9 bn	2014	Distressed Credit Carry Funds			NGP XI	$5.3 bn	2014
CAP III	$2.6 bn	2008	CSP IV	$2.5 bn	2016	NGP X	$3.6 bn	2012
Carlyle Japan Partners			CSP III	$0.7 bn	2011	NGP Other Carry Funds
CJP IV	¥258.0 bn	2020	CSP II	$1.4 bn	2007	NGP Minerals	$0.2 bn	2020
CJP III	¥119.5 bn	2013	Carlyle Aviation Partners			NGP GAP	$0.4 bn	2014
CJP II	¥165.6 bn	2006	SASOF V	$0.9 bn	2020	NGP Predecessor Funds
Carlyle Global Partners			SASOF IV	$1.0 bn	2018	Various[3]	$5.7 bn	2007-2008
CGP II	$1.2 bn	2020	SASOF III	$0.8 bn	2015	International Energy Carry Funds
CGP I	$3.6 bn	2015	SASOF II	$0.6 bn	2012	CIEP II	$2.3 bn	2019
Carlyle MENA Partners			Securitization vehicles[2]	$2.1 bn	Various	CIEP I	$2.5 bn	2013
MENA I	$0.5 bn	2008	9 other vehicles[2]	$2.0 bn	Various	Infrastructure Carry Funds
Carlyle South American Buyout Fund			Other Credit			CRSEF	$0.3 bn	2019
CSABF I	$0.8 bn	2009	Fortitude[5]	$2.4 bn	2020	CGIOF	$2.2 bn	2019
Carlyle Sub-Saharan Africa Fund						CPP II	$1.5 bn	2014
CSSAF I	$0.7 bn	2012	Investment Solutions			CPOCP	$0.5 bn	2013
Carlyle Peru Fund			AlpInvest
CPF I	$0.3 bn	2012	Fund of Private Equity Funds
Middle Market & Growth Carry Funds			94 vehicles	€44.4 bn	2000-2020
Carlyle U.S. Venture/Growth Partners			Secondary Investments
CEOF II	$2.4 bn	2015	68 vehicles	€20.8 bn	2002-2020
CEOF I	$1.1 bn	2011	Co-Investments
CVP II	$0.6 bn	2001	62 vehicles	€15.6 bn	2002-2020
Carlyle Europe Technology Partners			Metropolitan Real Estate
CETP IV	€1.4 bn	2019	36 vehicles	$5.0 bn	2002-2020
CETP III	€0.7 bn	2014
Carlyle Asia Venture/Growth Partners
CAGP V	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of June 30, 2020 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)	Amounts represent gross assets plus any available capital as of June 30, 2020.

(2)	Amounts represent Total AUM as of June 30, 2020.

(3)	Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(4)	Real Assets also includes the Legacy Energy funds, which we jointly advise with Riverstone Holdings L.L.C. The impact of these funds is no longer significant to our results of operations.

(5)	Reflects AUM related to capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

Trends Affecting our Business
At the start of the second quarter of 2020, our proprietary portfolio company data pointed to substantial economic contraction globally, with sharp declines in services activity, consumption, and industrial output across geographies excluding China, which had emerged from its pandemic-driven lockdown months before Europe and the U.S. As of April 2020, on a year over year basis, discretionary retail sales in Europe plummeted by nearly 70%, hiring in the U.S. pulled back by over 40% and industrial equipment sales in India fell 34%. This widespread disruption is reflected in the limited second quarter official data released to date: second quarter GDP in the U.S. and Germany declined 9.5% and 11.7% from year-ago levels, respectively, the largest declines on records back to the 1940s. Since April, the global economy has taken the first steps in its recovery, but the ultimate severity and duration of the crisis remain uncertain. While there are encouraging signs of a rebound in economic activity, particularly in China and Europe, other indicators highlight the potential for lingering weakness, especially in the U.S. and Latin America where the virus remains largely uncontained. In its June 2020 World Economic Outlook update, the International Monetary Fund (“IMF”) forecasts that the global economy will contract 4.9% in 2020, a 1.9% downward revision of its initial estimate in April 2020. The IMF does not expect gross domestic product of advanced economies to reach 2019 levels again until 2022.
The pace and magnitude of economic decline and recovery across regions has varied based on the stringency of lockdowns, the scale and manner of stimulus measures, and consumer attitudes. China led the global economic recovery into the second quarter with official GDP growth recorded at a 3.2% year-over-year rate after declining by 6.8% year-over-year in the first quarter of 2020. Our proprietary portfolio data also point to continued strength in its economic rebound. After falling by 33% during the lockdown in January and February of 2020, logistics volumes in China have grown by 30% or more year-over-year for each of April, May and June. Industrial orders also have been strong, hitting and even slightly exceeding prior year levels after contracting by over 60% in February 2020. Despite supply-side strength, there is evidence that Chinese consumers remain cautious. Our portfolio data indicate that after rapid improvement through March and April 2020, discretionary retail spending in China has plateaued at levels roughly 5-8% below corresponding 2019 levels, and real estate transactions remain subdued. Continued recovery in China and the rest of Asia remains vulnerable to recurrences of the virus and resulting economic lockdowns as recently occurred in Hong Kong in July.
Early and strict lockdowns across much of Europe in March 2020 led to a sharper initial contraction in economic activity as compared to the U.S., but the spread of the virus in Europe now seems largely contained. The deployment of direct state aid programs has also helped to sustain employment levels across Europe and limit broader economic disruption from the pandemic. From February to May 2020, Eurozone unemployment rose just 0.2 percentage points, a sharp contrast to the U.S. where the unemployment rate stands 7.6 percentage points above its February 2020 low. Consequently, initial indicators of the post-lockdown recovery in Europe are strong with discretionary retail sales across our portfolio surging in June and finishing the month just 2% below June 2019 levels while retail foot traffic increased by 15% over the month to reach 84% of June 2019 levels. Gasoline sales in Europe rose by 50% between May 31 and June 30, 2020 as restrictions eased and normal activity resumed. Online sales in Europe continued to grow at a 25% annual rate in June 2020 despite the simultaneous increase in brick-and-mortar traffic and broader mobility. Additionally, on July 21, the EU’s leaders agreed to a €750 billion Recovery Fund that will channel aid in the form of grants and low interest loans to its member countries over the next three years. The Fund could help both to boost regional confidence and to enable more vulnerable economies, such as Italy and Spain, to increase fiscal stimulus despite existing high national debt levels.
In the U.S., economic activity also improved into June 2020. Gasoline demand rebounded steadily throughout the second quarter, from being down approximately 50% year-over-year in early April to levels just 9.8% below year-ago demand in June. After declining by a record 20% year-over-year in April, official U.S. retail sales posted a record month-over-month surge of 18.2% in May 2020 led by recoveries in durable goods purchases such as furniture and automobiles, and finished June 1% ahead of prior year levels. Business spending also improved, particularly for technology-related companies.
Since the rapid resurgence of the virus across Sun Belt states in mid-June 2020, however, real-time data sources indicate that the economic recovery may have significantly slowed or even reversed. U.S. commercial airline travel slowed from a monthly growth rate of 100% in late-April and May 2020 (i.e. a doubling of traffic every 30 days) to a 15% growth rate in June 2020 and full stagnation (0% growth) by mid-July, while passenger volumes remain 75-80% below corresponding 2019 levels. Some of the largest U.S. airlines have recently announced that staffing cuts representing 30% to 45% of their respective workforces will be necessary by the end of September when federal aid expires, and several airlines abandoned their wide body fleets, namely

Boeing 747 and Airbus A380 aircraft, reflecting lower demand for travel, in particular international travel. This is a noticeable reversal in sentiment from as recently as the end of June, when airlines announced preliminary plans to substantially increase flight capacity in July and August on what was at the time improving data. Of particular note are risks to the outlooks for the transportation industry – where recovery in metrics such as discretionary air travel and public transit ridership lags other macro indicators – and the infrastructure sector – where the pandemic has materially altered the financial models on current and future development projects, as well as caused severe projected budget shortfalls at the state and local level which limit the capacity for additional spending and thus the likelihood of new projects. The potential for a sustained period of severely depressed commercial air travel may have significant implications not just for the airlines, but for the myriad companies – aircraft suppliers, their vendors and airport services firms – that depend on the aviation industry for all or much of their revenues. The likelihood of financial hardship for aviation- and aerospace-exposed companies within our portfolios will likely rise the longer commercial air travel remains substantially below prior year levels.
Other indicators also point to increased risks to the U.S. outlook for the rest of the year. Research led by Harvard University and Brown University indicates that while the percentage of small businesses in operation hit 90% of pre-COVID levels by late-June, recent retrenchment reduced the percentage towards 80%. Real-time data on U.S. hotel occupancy rates and seated restaurant diners indicate that activity has plateaued at 55% and 60% below comparable year-ago levels, respectively. After declining steadily through June, weekly initial jobless claims have risen two weeks in a row to stand at 1.43 million for the week ending July 25, and remain at levels roughly double those of the worst week recorded during the Global Financial Crisis. This increases the possibility that, at a still double-digit unemployment rate of 11.1%, the recovery in the labor market might lose momentum after just two months of rapid improvement in May and June. Record high levels of unemployment and suppressed business activity have in turn strained state and local finances. The Tax Policy Center estimates that combined state revenue shortfalls for fiscal years 2020 and 2021 could total $200 billion, which will consequently necessitate substantial budget cuts and leave little to no room for infrastructure spending or other improvement projects. The commercial real estate and financials sectors also face notable stress. Over 17% of commercial mortgages have either missed payments or are in delinquency, while the ratio is much higher for those concentrated in the hospitality (60%) and retail (40%) sectors.
This slowdown is of some concern when compared to the recovery observed in Europe, where no such retrenchment is currently apparent, and in China, where 95% of comparable businesses had reopened at a similar point in its recovery. While mixed economic data subject any forecasts to wide margins of error, analysts currently estimate that U.S. second quarter 2020 earnings for companies in the S&P 500 fell by 44.0% year-over-year, which would be the largest drop since the fourth quarter of 2008 when earnings fell by 69.1%. The largest estimated declines are concentrated in the consumer discretionary (which includes the leisure and hospitality industries), energy, industrials (which includes the transportation industry), and financials sectors. Real risks, however, pertain to the potential for a much lower than expected recovery in the second half of 2020 because of the prospective resurgence in coronavirus cases throughout the U.S. Data to date have shown that local economic activity cannot reach full potential while coronavirus case counts are substantially increasing, due to a combination of both consumer reluctance and required lockdown measures. A protracted second wave of the pandemic in the U.S. could therefore result in total economic output by year-end that remains substantially below 2019 levels.
The disconnect that emerged between equity markets and underlying fundamentals at the end of the first quarter continued into the second quarter. Despite weak earnings outlooks and patchy macroeconomic developments, global equity markets outperformed in Q2 2020 and the S&P 500 experienced its largest quarterly percentage gain since 1998. At nearly 25 times the next 12 months’ EBITDA as of June 30, 2020, S&P 500 forward earnings multiples are higher than they were in February 2020 before the market rout. From March 31 through June 30, 2020, the S&P 500, MSCI ACWI, EuroStoxx 600, and Shanghai Composite rose 20%, 19%, 13%, and 9%, respectively. In the U.S., large technology stocks in particular excelled with the NASDAQ 100 and S&P 500 Information Technology Sector indexes each rising 30% from March 31 through June 30, 2020 compared to a 17% gain for the overall S&P 500 index excluding technology.
Developed market government bond yields remain near historical lows due to accommodative monetary policy and considerable central bank asset purchases. Since the end of March 2020, the 10-year Treasury yield has hovered between 60 and 70 basis points. U.S. corporate bonds have recovered strongly, largely in response to significant support from the Federal Reserve and its decision to purchase both investment grade and the highest-rated speculative grade debt. Investment grade yields are now below where they were at the beginning of 2020, while speculative grade yields are only 90 basis points above where they stood in January 2020. Despite the stabilization in bond markets throughout the second quarter, global mergers and acquisitions (M&A) activity in the first half of 2020 slumped by roughly a third relative to the same period in 2019. Financing is available for transactions on generally favorable terms, but broad uncertainty and differing expectations around both the nature and timing of the economic recovery have resulted in wide bid-ask spreads, particularly for larger assets. Potential buyers and sellers are often in disagreement on valuation, given the scale of the economic uncertainty over the next 6 to 12 months. The abundance of readily available financing, however, suggests that M&A activity will likely increase once the dispersion around economic projections narrows. Large amounts of dry powder and several consecutive years of successful fundraising efforts position Carlyle well to take advantage of this eventual expected uptick in activity.
Global geopolitical tensions, already strained pre-pandemic, have been exacerbated by the widespread economic disruption. U.S.-China relations, which had appeared to reach a détente at the end of 2019, have soured anew in recent months with mutual escalations in harsh rhetoric and sanctions. The imposition of a new national security law on Hong Kong has prompted backlash from various global players, thereby increasing overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations). Renewed nationalist sentiment has risen globally in the aftermath of a pandemic-driven breakdown in supply chains which in some cases has left countries and regions short of crucial goods such as medical equipment. Disputes over digital services taxes and import tariffs on luxury goods imports have reignited U.S.-EU trade tensions. Political instability and the potential for a broader pullback in global trade introduce risks to the economic growth of most economies, and particularly those with significant export-dependence. Domestically within the U.S., continued pressure from heightened unemployment, coupled with increasing political divisiveness and unrest related to social injustice as the U.S. approaches the November elections creates significant uncertainty in pace of economic recovery. Carlyle is a global firm that depends on the ability to execute cross-border transactions and to collaborate freely between our offices around the world. While the rise of geopolitical tensions and the possibility of deglobalization introduces risks to future performance and we expect that the global recovery will continue to be uneven with differing impacts across asset classes, industries and regions, we currently believe this environment will create investment opportunities that we plan to strategically pursue as they arise while also remaining circumspect in certain more troubled asset classes, industries and regions.
In the second quarter, our portfolio benefited from the reopening of global economies and the rebound in the public markets, resulting in strong carry fund appreciation. Generally consistent with past patterns, Carlyle’s overall portfolio was less volatile than the public markets, appreciating 5% following the first quarter’s 7% decline (compared to the MSCI ACWI’s 19% increase following the first quarter’s 23% decline). Our Corporate Private Equity funds appreciated by 13% in the second quarter driven by strong performance in our U.S. buyout portfolio. In our Real Assets funds, our real estate funds appreciated 2% in the second quarter, continuing their stable performance. Our natural resources funds appreciated 3% due to the rebound of commodity prices from the extreme volatility experienced during the latter part of the first quarter and early part of the second quarter. In our Global Credit segment, our carry funds (which represent approximately 23% of the total Global Credit assets under management) appreciated 8% in the quarter, due to more normalized benchmarks and trading levels across credit markets. Our Investment Solutions funds depreciated 6% in the second quarter, though the valuations of our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. As a result of improved valuation levels across a number of funds, net accrued performance revenues on our balance sheet increased to $1.8 billion at June 30, 2020 from $1.2 billion at March 31, 2020. Significant IPO activity in our portfolio during the first half of 2020 has increased the portion of our traditional carry funds attributable to publicly traded companies to 14% of fair value in the current quarter, compared to 6% at the end of 2019. While these IPOs have performed well to date overall, and with certain of them showing particular strength, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Generally, the investment period for our funds enables us to be patient in deploying capital. During the second quarter, our carry funds invested $2.9 billion in new or follow-on transactions, and we have invested $5.9 billion year to date. In addition, our investment teams in Corporate Private Equity have recently signed or announced transactions for an additional $1.3 billion of capital to be deployed in the coming quarters. While the pace of new investments has increased from near zero in March and April, we expect our full year deployment to be below the past few years. Large and complex transactions remain difficult to complete, and though it is likely to improve over time, there remains a headwind. Additionally, challenges in certain specific industries could lead to a longer term slowdown in certain areas such as energy and infrastructure, and the disruptive effects on the finances of many municipalities has slowed development projects, especially where public-private partnership is required, such as our terminal rebuilding project at JFK.
We generated $5.7 billion in realized proceeds from our carry funds in the second quarter and realized $10.2 billion year to date. We expect near-term exit activity to depend on the trajectory of multiple and varied macro environment factors, but we believe that our recent IPO activity and maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. Although it is still too soon to assess the overall impact from the continuing health crisis and economic uncertainty, our investment professionals have worked closely with portfolio management teams to best position our global, diverse portfolio.
Approximately 98% of our fee-earning assets under management is located in closed-end fund structures with no redemption risk. With respect to our fee revenue, about 90% is in the form of management fees from traditional closed-end, long-dated funds, which are highly predictable and stable, and do not have significant exposure to the underlying fund valuations. Growth of these fees relies on new vintages or new carry fund families, and to the extent fundraising for these products is delayed, growth of this revenue base will be similarly delayed. With regard to the other 10% of fee revenue, a portion includes about $120 million annually from management fees on our CLOs in the form of base fees and subordinated fees. Subordinated fees represent approximately 70% of this revenue base. Credit rating downgrades across the industry may cause the subordinated fees to be deferred. These deferred fees can be subsequently turned back on and recaptured based on the actual default rates and cash returns within the CLO structures. During the second quarter, we did not recognize approximately $3.6 million of subordinated fees which were deferred, and as of the second quarter we have cumulatively deferred subordinated fees of approximately $7.6 million. The performance of our CLOs is thus far stronger than we expected at the beginning of the pandemic and we are optimistic that they will continue to improve. However, if the economy worsens over the second half of the year, ratings agencies could downgrade further assets in the CLO portfolios, thereby increasing the risk that CLO subordinated fees could be deferred.

We have had a good start to the year in fundraising, with approximately $12.4 billion in new capital in the first half of the year, with particular strength in Investment Solutions and Global Credit. We do expect to see some slowdown as we completed several large capital raises in the first half of the year, our funds remain well capitalized, and we have not yet started our next major fundraising program. That said, fundraising has remained generally resilient since the onset of the pandemic.

Since the pandemic started, our top priority has been the health and well-being of our people, and the people at our portfolio companies and in the broader community. They will remain our top priority as we transition back to in-office operations. While our U.S. employees continue to work remotely, most of our offices in Asia and Europe have reopened in varying degrees of capacity. We are following local government advice on the ability to safely transition our U.S. workforce back to our offices, but until such time, we continue to operate our business and address the needs of our investors and portfolio companies through our remote-work technology in line with our business continuity plan.
Recent Transactions
Fortitude Re Transaction
On June 2, 2020, the Company and our partners completed the acquisition of an incremental 76.6% ownership interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”) from American International Group, Inc. (“AIG”), bringing our combined ownership to 96.5%. The Company’s interest in Fortitude Holdings remains 19.9% (see Note 4 to the accompanying unaudited condensed consolidated financial statements for more information).
Dividends
In July 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on August 11, 2020, payable on August 18, 2020.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of June 30, 2020 were approximately 17% of total management fees recognized during both the three and six months ended June 30, 2020, and 16% of total management fees recognized during both the three and six months ended June 30, 2019. No other fund generated over 10% of total management fees in the periods presented.
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

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees generally include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies, as well as underwriting fees from our loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate, and are generally not subject to the rebate offset as described below. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased, and as such the rebate offset percentages generally range from 80% to 100% of the fund’s portion of the transaction and advisory fees earned, such that a larger share of the transaction fee revenue we retain is driven by co-investment and underwriting activity. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
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

Performance allocations in excess of 10% of the total for the three and six months ended June 30, 2020 and 2019 were generated from the following funds:

Three Months Ended June 30,				Six Months Ended June 30,
2020		2019		2020		2019
(Dollars in millions)
CP VI	$1,126.2	CRP V	$103.5	CP VI	$567.6	CRP V	$164.2
		CAP IV	61.3	CAP IV	190.5
		CRP VII	28.2	CETP III	34.7
		Alpinvest Co - & Secondary Investments 2006-2008	(25.2)	CIEP I	(160.1)
		CP VI	(34.5)	CP V	(57.3)
				CEOF	(45.7)
				Alpinvest Co - & Secondary Investments 2006-2008	(30.2)
				CEP III	(30.2)
				CAP V	(29.4)
No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during the three and six months ended June 30, 2020 were primarily driven by appreciation in a publicly traded investment in the portfolio.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2020 and 2019, the reversals of performance allocations were $97.5 million and $80.1 million, respectively. For the six months ended June 30, 2020 and 2019, the reversals of performance allocations were $638.3 million and $31.9 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of June 30, 2020, accrued performance allocations and accrued giveback obligations were $3.8 billion and $23.0 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2020 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of June 30, 2020, $14.9 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of June 30, 2020 are $1.8 billion.

In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2020, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through June 30, 2020
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$155.2	$55.0
All other Carlyle Funds	58.1	0.6
Aggregate Giveback since Inception	$213.3	$55.6
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Investment income also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Principal investment income also included our proportionate share of U.S. GAAP earnings from our strategic investment in Fortitude Holdings prior to the contribution of our investment to a Carlyle-affiliated investment fund (see Note 4). Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2020:

	As of June 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$713	$1,699	$153	$1,617	$4,182
Level II	8,532	—	1,248	—	9,780
Level III	42,592	22,852	41,334	27,400	134,178
Fair Value of Investments	51,837	24,551	42,735	29,017	148,140
Available Capital	32,453	15,625	7,257	17,857	73,192
Total AUM	$84,290	$40,176	$49,992	$46,874	$221,332
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2020, our U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2011 to 2018. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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

Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

(c)
the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;

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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2020	2019
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$71,792	$68,634
Fee-earning AUM based on invested capital (2)	38,801	43,262
Fee-earning AUM based on collateral balances, at par (3)	25,811	23,970
Fee-earning AUM based on net asset value (4)	6,679	3,799
Fee-earning AUM based on lower of cost or fair value and other (5)	19,306	18,777
Balance, End of Period (6) (7)	$162,389	$158,442

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.

(5)	Includes funds with fees based on gross asset value.

(6)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.6 billion in AUM and $1.5 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)	Ending balance excludes $8.5 billion of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$158,246	$160,023	$161,057	$159,552
Inflows (1)	9,671	4,339	12,568	7,570
Outflows (including realizations) (2)	(5,865)	(6,752)	(10,521)	(9,020)
Market Activity & Other (3)	(1,197)	366	(1,168)	661
Foreign Exchange (4)	1,534	466	453	(321)
Balance, End of Period	$162,389	$158,442	$162,389	$158,442

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
Assets under Management. Assets under management or AUM refers to the assets we manage or advise. Our AUM generally equals the sum of the following:
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

(b)	the amount of aggregate collateral balance and principal cash or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions);

(c)	the net asset value (pre-redemptions and subscriptions) of our open-ended funds; and

(d)
the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone, the NGP Energy Funds that are advised by NGP, as well as capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$216,933	$224,442
Inflows (1)	4,596	11,729
Outflows (including realizations) (2)	(6,635)	(10,559)
Market Activity & Other (3)	4,929	(4,211)
Foreign Exchange (4)	1,509	(69)
Balance, End of Period	$221,332	$221,332

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

Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q2 2020
Carlyle Carry Fund Portfolio(3)
Public Markets
Appreciation/Depreciation
24%
18%
12%
6%
0%
-6%
Corporate Private Equity
Real Assets
Global Credit(4)
Investment Solutions
Total
MSCI ACWI – All Cap(5)
S&P 500

Q2 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
24%
18%
12%
6%
0%
-6%
Corporate Private Equity
Real Assets
Global Credit(4)
Investment Solutions
Total
MSCI ACWI – All Cap(5)
S&P 500

YTD 2020
Carlyle Carry Fund Portfolio(3)
Public Markets
Appreciation/Depreciation
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500

YTD 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
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

(3)
In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 14% of remaining fair value at June 30, 2020 and 7% of remaining fair value at June 30, 2019. For Q2 2020, public investments appreciated 86% while private investments appreciated 2%, compared to 5% public depreciation and 2% private appreciation for Q2 2019. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

(4)	Carry funds comprise approximately 23% of the AUM in Global Credit at June 30, 2020.

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

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of June 30, 2020, our Consolidated Funds represent approximately 3% of our AUM; 2% and 1% of our management fees for the three months ended June 30, 2020 and six months ended June 30, 2020, respectively; 7% and 12% of our principal investment income or loss for the three and six months ended June 30, 2020, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2020, our consolidated CLOs held approximately $4.7 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.
Furthermore, the Conversion on January 1, 2020 increases the significance of our provision (benefit) for income taxes in 2020 and eliminated the attribution of earnings to non-controlling interests in Carlyle Holdings given the exchange of the Carlyle Holdings partnership units for an equivalent number of shares of common stock in The Carlyle Group Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$371.8	$390.9	$727.7	$744.3
Incentive fees	9.0	8.8	17.9	16.9
Investment income (loss)
Performance allocations	1,191.8	247.6	254.2	596.7
Principal investment income (loss)	(512.6)	342.0	(765.9)	643.8
Total investment income (loss)	679.2	589.6	(511.7)	1,240.5
Interest and other income	15.8	26.0	43.2	48.2
Interest and other income of Consolidated Funds	55.2	45.8	108.2	98.2
Total revenues	1,131.0	1,061.1	385.3	2,148.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	212.5	221.4	416.8	431.9
Equity-based compensation	30.5	35.2	59.6	71.2
Performance allocations and incentive fee related compensation	535.6	113.6	93.1	299.0
Total compensation and benefits	778.6	370.2	569.5	802.1
General, administrative and other expenses	80.2	110.7	149.8	223.2
Interest	25.9	19.5	49.8	39.2
Interest and other expenses of Consolidated Funds	39.3	27.5	84.9	65.6
Other non-operating expenses	0.5	0.4	0.7	0.7
Total expenses	924.5	528.3	854.7	1,130.8
Other income (loss)
Net investment income (losses) of Consolidated Funds	50.3	9.2	(62.8)	(5.0)
Income (Loss) before provision for income taxes	256.8	542.0	(532.2)	1,012.3
Provision (Benefit) for income taxes	52.3	15.5	(27.7)	39.5
Net income (loss)	204.5	526.5	(504.5)	972.8
Net income (loss) attributable to non-controlling interests in consolidated entities	58.6	39.8	(38.4)	35.3
Net income (loss) attributable to Carlyle Holdings	145.9	486.7	(466.1)	937.5
Net income attributable to non-controlling interests in Carlyle Holdings	—	332.6	—	640.5
Net income (loss) attributable to The Carlyle Group Inc.	145.9	154.1	(466.1)	297.0
Net income attributable to Series A Preferred Unitholders	—	5.9	—	11.8
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$145.9	$148.2	$(466.1)	$285.2

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$0.42	$1.34	$(1.34)	$2.60
Diluted	$0.41	$1.23	$(1.34)	$2.41
Weighted-average common shares
Basic	348,574,528	110,440,227	348,407,144	109,828,740
Diluted	357,268,275	120,920,439	348,407,144	118,372,885

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 and Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenues
Total revenues increased $69.9 million, or 6.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $1.8 billion, or 82.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in total revenues for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Total Revenues, June 30, 2019	$1,061.1	$2,148.1
Increases (Decreases):
Decrease in fund management fees	(19.1)	(16.6)
Increase in incentive fees	0.2	1.0
Increase (decrease) in investment income, including performance allocations	89.6	(1,752.2)
Decrease in interest and other income	(10.2)	(5.0)
Increase in interest and other income of Consolidated Funds	9.4	10.0
Total increase (decrease)	69.9	(1,762.8)
Total Revenues, June 30, 2020	$1,131.0	$385.3
Fund Management Fees. Fund management fees decreased $19.1 million, or 4.9%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $16.6 million, or 2.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$25.9	$48.6
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital (1)	(23.7)	(47.2)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(23.8)	(17.4)
Higher (lower) transaction and portfolio advisory fees	3.0	(1.5)
All other changes	(0.5)	0.9
Total increase in fund management fees	$(19.1)	$(16.6)
(1) Includes the impact of the deferral of approximately $3.5 million and $7.0 million of subordinated management fees on our CLOs (after the effect of consolidated CLOs), respectively, during the three and six months ended June 30, 2020.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $17.2 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively, an increase primarily from transaction fees related to our investment in Carlyle FRL, partially offset by transaction fees earned related to investments in our international energy carry funds and CCS underwriting fees in 2019. Transaction and portfolio advisory fees, net of rebate offsets, were $21.6 million and $23.1 million for the six months ended June 30, 2020 and 2019, respectively.

Investment Income. Investment income increased $89.6 million to $679.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $1.8 billion to an investment loss of $511.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Increase (decrease) in performance allocations, excluding NGP	$944.2	$(342.5)
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	33.1	5.4
Increase (decrease) in investment income from our buyout and growth funds	38.8	(6.2)
Increase in losses on foreign currency hedges	(6.2)	(2.3)
Increase (decrease) in investment income from our real assets funds, excluding NGP	1.5	(15.0)
Decrease from the settlement of CEREP I tax matter in 2019	(71.5)	(71.5)
Increase in investment income from our distressed debt funds, energy mezzanine funds and opportunistic credit funds	8.0	1.9
Increase (decrease) in investment income from our direct lending funds, interval funds and CCS	5.3	(3.8)
Increase in investment income from Aviation Partners	0.4	1.8
Increase (decrease) in investment income from CLOs	27.6	(43.6)
Decrease in investment income from Fortitude Re	(891.8)	(1,260.0)
All other changes	0.2	(16.4)
Total increase (decrease) in investment income	$89.6	$(1,752.2)
Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the unaudited condensed consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the unaudited condensed consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of March 31, 2020 and December 31, 2019, our investment in Fortitude Holdings was $1,077.9 million and $1,200.9 million, respectively, which reflects $539.1 million and $628.2 million, respectively, of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund. Our investment in Carlyle FRL, which is an investment company, reflects our investment in Fortitude Holdings at fair value. Although fair value reflects a 10% appreciation over our cost, this resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. As of June 30, 2020, our investment in Carlyle FRL was $513.6 million, relative to our cost of $465.4 million.
We recorded an increase in the investment income from CLOs during the three months ended June 30, 2020 and a decrease in the investment income from CLOs during the six months ended June 30 2020 relative to the comparable periods in 2019. The fair value of the CLO investments held by the firm (before the effects of consolidation) increased 13% during the quarter, comprised of 19% appreciation on subordinated notes and 6% appreciation on senior notes, as liability spreads tightened in the second quarter after March’s rapid decline in asset prices and extreme widening of liability spreads.

Performance Allocations. Performance allocations increased $944.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $342.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2020 and 2019 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$1,165.5	$82.5	$560.6	$215.3
Real Assets	33.2	149.6	(171.2)	259.0
Global Credit	22.7	(5.5)	(40.3)	24.1
Investment Solutions (1)	(29.6)	21.0	(94.9)	98.3
Total performance allocations	$1,191.8	$247.6	$254.2	$596.7

Total carry fund appreciation (depreciation)	5%	2%	(3)%	5%
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
During the first quarter, the global economy faced historic levels of turmoil and dislocation resulting from the COVID-19 pandemic, and the resultant market dislocation adversely impacted the value of our carry fund portfolio. Since April, the global economy has taken the first steps in its recovery, though the ultimate severity and duration of the crisis remains uncertain. Our portfolio benefited from the reopening of the global economies in the second quarter as well as the rebound in the public markets, which generally resulted in strong carry fund appreciation. Our Corporate Private Equity funds appreciated by 13% in the quarter, driven largely by appreciation in a publicly traded company in the portfolio. In our Real Assets segment, Real Estate funds appreciated by 2% and our Natural Resources funds appreciated by 3% in the quarter, due to the rebound of commodity prices following the extreme volatility in the first quarter and early part of the second quarter. In our Global Credit segment, our carry funds, which represent approximately 25% of the total Global Credit assets under management, appreciated by 8% in the second quarter, due to more normalized benchmarks and trading levels across credit markets. Our Investment Solutions funds depreciated by 6%, though our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. Significant IPO activity in our portfolio during the first half of 2020 has increased the portion of our traditional carry funds attributable to publicly traded companies to 14% of fair value in the current quarter, compared to 6% at the end of 2019. While these IPOs have performed well to date overall, and with certain of them showing particular strength, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Interest and Other Income. Interest and other income decreased $10.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $5.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as result of decreases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $9.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $10.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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

Expenses
Total expenses increased $396.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $276.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in total expenses for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Total Expenses, June 30, 2019	$528.3	$1,130.8
Increases (Decreases):
Increase (decrease) in total compensation and benefits	408.4	(232.6)
Decrease in general, administrative and other expenses	(30.5)	(73.4)
Increase in interest and other expenses of Consolidated Funds	11.8	19.3
All other changes	6.5	10.6
Total increase (decrease)	396.2	(276.1)
Total Expenses, June 30, 2020	$924.5	$854.7
Total Compensation and Benefits. Total compensation and benefits increased $408.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $232.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Decrease in cash-based compensation and benefits	$(8.9)	$(15.1)
Decrease in equity-based compensation	(4.7)	(11.6)
Increase (decrease) in performance allocations and incentive fee related compensation	422.0	(205.9)
Increase (decrease) in total compensation and benefits	$408.4	$(232.6)
Cash-based Compensation and Benefits. Cash-based compensation and benefits decreased $8.9 million, or 4%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $15.1 million, or 3%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
(Decrease) increase in headcount and bonuses	$(1.2)	$0.9
Contingent earnout associated with Carlyle Aviation Partners acquisition	(7.7)	(16.0)
Total decrease in cash-based compensation and benefits	$(8.9)	$(15.1)
Equity-based Compensation. Equity-based compensation decreased $4.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $11.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the lower rate of ongoing grants of restricted stock units.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $422.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $205.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 45% and 37% for the three and six months ended June 30, 2020, respectively, and 46% and 50% for the three and six months ended June 30, 2019, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $30.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $73.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
CCC litigation cost recovery (1)	$—	$(29.9)
Lower depreciation and intangible asset amortization	(0.6)	(2.7)
Lower professional fees, including corporate conversion costs	(11.7)	(1.6)
Higher external fundraising costs	3.2	4.2
Lower travel and entertainment expenses	(15.7)	(14.3)
Foreign exchange and other changes	(5.7)	(29.1)
Total decrease in general, administrative and other expenses	$(30.5)	$(73.4)
(1) See Note 7 to our unaudited condensed consolidated financial statements.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $11.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $19.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to higher interest expense on the consolidated CLOs.
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

Net Investment Gains of Consolidated Funds
For the three months ended June 30, 2020, net investment gains of Consolidated Funds were $50.3 million as compared to net investment gains of $9.2 million for the three months ended June 30, 2019. For six months ended June 30, 2020, net investment losses of Consolidated Funds were $62.8 million as compared to net investment losses of $5.0 million for the six months ended June 30, 2019. For both the three and six months ended June 30, 2020 and 2019, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The six months ended June 30, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized losses	$(39.8)	$(3.4)	$(40.3)	$(11.4)
Net change in unrealized gains (losses)	590.2	20.5	(342.0)	29.6
Total gains (losses)	550.4	17.1	(382.3)	18.2
Gains (losses) from liabilities of CLOs	(500.1)	(7.9)	319.5	(23.2)
Total net investment gains (losses) of Consolidated Funds	$50.3	$9.2	$(62.8)	$(5.0)

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $58.6 million for the three months ended June 30, 2020 as compared to net income of $39.8 million for the three months ended June 30, 2019. Net loss attributable to non-controlling interests in consolidated entities was $38.4 million for the six months ended June 30, 2020 as compared to net income of $35.3 million for the six months ended June 30, 2019. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders
The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $145.9 million for the three months ended June 30, 2020 as compared to $148.2 million for the three months ended June 30, 2019. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $(466.1) million for the six months ended June 30, 2020 as compared to $285.2 million for the six months ended June 30, 2019. Prior to the Conversion, the Company was allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 32% as of June 30, 2019). Net income or loss attributable to the Company also included 100% of the net income (loss) attributable to the Company’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(11.5) million and $(21.3) million for the three and six months ended June 30, 2019, respectively. As a result, the total net income or loss attributable to the Company has historically varied as a percentage of the net income or loss attributable to Carlyle Holdings, and is not comparable to net income (loss) attributable to The Carlyle Group Inc. common stockholders following the Conversion. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of Conversion and the effective tax rate for the six months ended June 30, 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and six months ended June 30, 2020 and 2019. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total Segment Revenues	$582.2	$550.7	$1,163.3	$1,001.6
Total Segment Expenses	383.8	337.3	789.9	687.4
Distributable Earnings	$198.4	$213.4	$373.4	$314.2
(-) Realized Net Performance Revenues	70.9	20.8	119.1	27.8
(-) Realized Principal Investment Income	22.1	73.9	38.0	78.0
(+) Net Interest	21.9	14.0	39.8	27.6
(=) Fee Related Earnings	$127.3	$132.7	$256.1	$236.0
The following table sets forth our total segment revenues for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$386.4	$414.5	$767.9	$796.1
Portfolio advisory and transaction fees, net and other	18.3	14.9	25.1	24.9
Total fund level fee revenues	404.7	429.4	793.0	821.0
Realized performance revenues	152.2	41.9	323.8	91.1
Realized principal investment income	22.1	73.9	38.0	78.0
Interest income	3.2	5.5	8.5	11.5
Total Segment Revenues	$582.2	$550.7	$1,163.3	$1,001.6
The following table sets forth our total segment expenses for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$210.1	$207.1	$413.9	$409.4
Realized performance revenue related compensation	81.3	21.1	204.7	63.3
Total compensation and benefits	291.4	228.2	618.6	472.7
General, administrative, and other indirect expenses	58.1	80.0	106.4	155.7
Depreciation and amortization expense	9.2	9.6	16.6	19.9
Interest expense	25.1	19.5	48.3	39.1
Total Segment Expenses	$383.8	$337.3	$789.9	$687.4

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$256.8	$542.0	$(532.2)	$1,012.3
Adjustments:
Net unrealized performance revenues	(587.4)	(82.4)	(58.5)	(238.2)
Unrealized principal investment (income) loss(1)	459.5	(234.9)	724.2	(473.5)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(2)	81.6	(40.1)	104.4	(67.1)
Equity-based compensation(3)	34.6	38.3	66.3	77.7
Acquisition related charges, including amortization of intangibles and impairment	7.1	15.4	10.1	27.4
Other non-operating expense	0.5	0.4	0.7	0.7
Tax expense (benefit) associated with certain foreign performance fee revenues	0.7	3.6	11.9	(2.5)
Net loss attributable to non-controlling interests in consolidated entities	(58.6)	(39.8)	38.4	(35.3)
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	3.6	10.9	8.1	12.6
(=) Distributable Earnings	$198.4	$213.4	$373.4	$314.2
(-) Realized net performance revenues(4)	70.9	20.8	119.1	27.8
(-) Realized principal investment income(4)	22.1	73.9	38.0	78.0
(+) Net Interest	21.9	14.0	39.8	27.6
(=) Fee Related Earnings	$127.3	$132.7	$256.1	$236.0

(1)
Adjustments to unrealized principal investment income (loss) during the three and six months ended June 30, 2020 are inclusive of $300.9 million and $211.8 million of unrealized gains (losses), respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the three and six months ended June 30, 2020. Adjustments to unrealized principal investment income (loss) during the three and six months ended June 30, 2019 are inclusive of $230.9 million and $460.2 million of unrealized gains on embedded derivatives.

(2)
Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Holdings’ estimated net income (loss) for the respective periods through June 2, 2020, excluding the unrealized gains (losses) related to embedded derivatives.

(3)	Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(4) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,191.8	$(1,039.6)	$152.2
Performance revenues related compensation expense	535.6	(454.3)	81.3
Net performance revenues	$656.2	$(585.3)	$70.9

Principal investment income (loss)	$(512.6)	$534.7	$22.1

	Six Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$254.2	$69.6	$323.8
Performance revenues related compensation expense	93.1	111.6	204.7
Net performance revenues	$161.1	$(42.0)	$119.1

Principal investment income (loss)	$(765.9)	$803.9	$38.0

	Three Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$247.6	$(205.7)	$41.9
Performance revenues related compensation expense	113.6	(92.5)	21.1
Net performance revenues	$134.0	$(113.2)	$20.8

Principal investment income (loss)	$342.0	$(268.1)	$73.9

	Six Months Ended June 30, 2019
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$596.7	$(505.6)	$91.1
Performance revenues related compensation expense	299.0	(235.7)	63.3
Net performance revenues	$297.7	$(269.9)	$27.8

Principal investment income (loss)	$643.8	$(565.8)	$78.0
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$95.8	$62.5	$203.2	$124.6
Real Assets	60.7	134.6	88.1	152.7
Global Credit	28.1	8.8	59.9	23.0
Investment Solutions	13.8	7.5	22.2	13.9
Distributable Earnings	$198.4	$213.4	$373.4	$314.2
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$187.7	$190.3	$376.2	$380.3
Portfolio advisory and transaction fees, net and other	2.8	11.0	6.7	14.8
Total fund level fee revenues	190.5	201.3	382.9	395.1
Realized performance revenues	40.5	11.2	94.1	34.6
Realized principal investment income (loss)	14.8	1.0	24.4	(1.3)
Interest income	0.3	1.2	1.5	2.4
Total revenues	246.1	214.7	502.9	430.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	94.8	101.1	189.0	197.8
Realized performance revenues related compensation	18.2	5.4	42.5	15.8
Total compensation and benefits	113.0	106.5	231.5	213.6
General, administrative, and other indirect expenses	22.7	33.3	40.2	67.4
Depreciation and amortization expense	4.4	4.5	7.8	9.4
Interest expense	10.2	7.9	20.2	15.8
Total expenses	150.3	152.2	299.7	306.2
Distributable Earnings	$95.8	$62.5	$203.2	$124.6
(-) Realized Net Performance Revenues	22.3	5.8	51.6	18.8
(-) Realized Principal Investment Income (Loss)	14.8	1.0	24.4	(1.3)
(+) Net Interest	9.9	6.7	18.7	13.4
(=) Fee Related Earnings	$68.6	$62.4	$145.9	$120.5

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 and Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Distributable Earnings
Distributable Earnings increased $33.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $78.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2019	$62.5	$124.6
Increases (decreases):
Increase in fee related earnings	6.2	25.4
Increase in realized net performance revenues	16.5	32.8
Increase in realized principal investment income	13.8	25.7
Increase in net interest	(3.2)	(5.3)
Total increase	33.3	78.6
Distributable Earnings, June 30, 2020	$95.8	$203.2
Realized Net Performance Revenues. Realized net performance revenues increased $16.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to higher realizations in one of our Europe growth funds.

Realized net performance revenues increased $32.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to higher realizations in our U.S. and financial services buyout funds and Europe growth funds, partially offset by lower realizations in our Asia buyout funds. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
CETP III	CP V	CP IV	CAP III
		CETP III	CP V
CGFSP I
Realized Principal Investment Income. Realized principal investment income was $14.8 million for the three months ended June 30, 2020 as compared to realized principal investment income $1.0 million for the three months ended June 30, 2019. Realized principal investment income was $24.4 million for the six months ended June 30, 2020 as compared to realized principal investment loss of $1.3 million for the six months ended June 30, 2019. The increases were primarily due to higher realized gains from our investments in Europe and Asia buyout and Europe growth funds, partially offset by lower realized gains from our investments in U.S. buyout and higher losses at U.S. growth funds.

Fee Related Earnings
Fee Related Earnings for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $6.2 million and increased $25.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2019	$62.4	$120.5
Increases (decreases):
Decrease in fee revenues	(10.8)	(12.2)
Decrease in cash-based compensation and benefits	6.3	8.8
Decrease in general, administrative and other indirect expenses	10.6	27.2
All other changes	0.1	1.6
Total increase	6.2	25.4
Fee Related Earnings, June 30, 2020	$68.6	$145.9
Fee Revenues. Total fee revenues decreased $10.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $12.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Lower fund management fees	$(2.6)	$(4.1)
Lower portfolio advisory and transaction fees, net and other	(8.2)	(8.1)
Total decrease in fee revenues	$(10.8)	$(12.2)
The decrease in fund management fees for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to lower fee rates and a lower basis for CP VI, CP V, CEP III, CEP IV, CETP III and CEOF I as they have exited the investment period, and catch-up management fees from subsequent closes in CEP V in 2019. These decreases were partially offset by the activation of management fees during the third quarter of 2019 on our fourth Europe technology fund (“CETP IV”).
The decrease in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due transaction fees related to one of our investments in U.S. buyout funds in 2019.
The total weighted-average management fee rates as of June 30, 2020 and 2019 were 1.26% and 1.23%, respectively, with the increase driven by new funds raised with higher fee rates. Fee-earning assets under management were $57.2 billion and $60.5 billion as of June 30, 2020 and 2019, respectively, a decrease of $3.3 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $6.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $8.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to lower projected year-end bonuses in 2020.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $10.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to lower professional fees and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
General, administrative and other indirect expenses decreased $27.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $14.6 million during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments, and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2020	2019
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$35,209	$36,539
Fee-earning AUM based on invested capital	19,984	21,927
Fee-earning AUM based on lower of cost or fair value	2,030	2,052
Total Fee-earning AUM	$57,223	$60,518
Weighted Average Management Fee Rates (2)
All Funds	1.26%	1.23%
Funds in Investment Period	1.44%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$61,088	$61,901	$61,660	$62,358
Inflows (1)	45	250	88	578
Outflows (including realizations) (2)	(3,845)	(1,797)	(4,102)	(2,322)
Market Activity & Other (3)	(346)	(7)	(346)	(26)
Foreign Exchange (4)	281	171	(77)	(70)
Balance, End of Period	$57,223	$60,518	$57,223	$60,518

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

Fee-earning AUM was $57.2 billion at June 30, 2020, a decrease of $3.9 billion, or approximately 6%, compared to $61.1 billion at March 31, 2020. The decrease was driven by outflows of $3.8 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $57.2 billion at June 30, 2020, a decrease of $4.5 billion, or approximately 7%, compared to $61.7 billion at December 31, 2019. The decrease was driven by outflows of $4.1 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital.
Fee-earning AUM was $57.2 billion at June 30, 2020, a decrease of $3.3 billion, or approximately 5%, compared to $60.5 billion at June 30, 2019. The decrease was driven by outflows of $5.6 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital. Partially offsetting the decrease were inflows of $3.0 billion primarily from new fee-paying commitments raised in CETP IV and CEP V.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$80,383	$86,429
Inflows (1)	—	492
Outflows (including realizations) (2)	(2,177)	(3,555)
Market Activity & Other (3)	5,727	999
Foreign Exchange (4)	357	(75)
Balance, End of Period	$84,290	$84,290

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

Total AUM was $84.3 billion at June 30, 2020, an increase of $3.9 billion compared to $80.4 billion as of March 31, 2020. The decrease was driven by overall segment appreciation of $5.7 billion, or 13%, for the period. The carry funds driving appreciation for the period included $4.4 billion attributable to CP VI, $0.5 billion attributable to CP VII, and $0.2 billion attributable to CAP V. Partially offsetting the increase were outflows of $2.2 billion primarily from distributions of investment proceeds in our Asia Buyout and U.S. Buyout funds.

Total AUM was $84.3 billion at June 30, 2020, a decrease of $2.1 billion compared to $86.4 billion as of December 31, 2019. Driving the decrease were outflows of $3.6 billion primarily from distributions of investment proceeds in our Asia Buyout and U.S. Buyout funds. Offsetting this was overall segment appreciation of $1.0 billion, or 3%, for the period. The carry funds driving appreciation for the period included $3.1 billion attributable to CP VI, $0.5 billion attributable to CAP IV, and $0.2 billion attributable to CETP III, partially offset by depreciation in CEP IV, CGP, and CP V.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of June 30, 2020								As of June 30, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Corporate Private Equity	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CP V	2007		$13,719.7	$13,190.9	$26,089.2	$1,599.3	2.1x	18%	14%	X	X	$10,777.9	$26,593.7	2.5x	24%
CP VI	2014		$13,000.0	$12,895.7	$6,476.6	$15,879.1	1.7x	18%	13%	X		$3,948.3	$6,072.8	1.5x	16%
CEP II	2003		€1,805.4	€2,048.4	€4,113.3	€23.8	2.0x	36%	20%	X	X	€1,888.9	€4,121.1	2.2x	43%
CEP III	2007		€5,294.9	€5,155.5	€10,982.2	€389.8	2.2x	19%	14%	X		€4,667.5	€11,232.4	2.4x	20%
CEP IV	2014		€3,669.5	€3,745.5	€1,909.5	€2,702.2	1.2x	8%	4%			€888.8	€1,596.1	1.8x	23%
CAP III	2008		$2,551.6	$2,543.2	$4,416.5	$210.4	1.8x	16%	11%	X	X	$2,149.0	$4,416.7	2.1x	19%
CAP IV	2014		$3,880.4	$4,044.5	$2,975.5	$3,197.6	1.5x	14%	9%	X		$1,415.1	$3,850.6	2.7x	33%
CJP II	2006		¥165,600.0	¥141,866.7	¥205,301.1	¥1,080.0	1.5x	7%	3%			¥134,666.7	¥203,831.2	1.5x	7%
CGFSP II	2013		$1,000.0	$942.7	$942.5	$776.4	1.8x	22%	15%	X	X	$446.1	$889.1	2.0x	28%
CEOF I	2011		$1,119.1	$1,173.1	$1,407.2	$328.2	1.5x	12%	8%	X		$766.2	$1,321.7	1.7x	23%
CETP III	2014		€656.6	€580.1	€1,062.6	€340.8	2.4x	42%	28%	X	X	€236.6	€1,063.7	4.5x	53%
CAGP IV	2008		$1,041.4	$954.1	$1,076.5	$152.0	1.3x	7%	2%			$589.8	$1,010.4	1.7x	13%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$10,350.0	$10,199.9	$4,883.7	1.5x	11%	9%			$5,527.0	$10,337.2	1.9x	16%
Fully Realized Funds, Coinvestments and SMAs(15)	Various			$24,978.2	$63,557.5	$11.0	2.5x	33%	28%			$24,978.2	$63,568.6	2.5x	33%
Total Fully Invested/Committed Funds				$85,351.4	$139,359.9	$30,934.1	2.0x	26%	18%			$60,483.8	$140,204.6	2.3x	27%
Funds in the Investment Period(8)
CP VII	2018	May-24	$18,510.0	$8,281.3	$262.7	$8,317.1	1.0x	NM	NM
CEP V	2018	Oct-24	€6,416.4	€1,683.3	€8.0	€1,584.1	0.9x	NM	NM
CAP V	2018	Jun-24	$6,554.2	$1,186.0	$280.2	$1,175.1	1.2x	NM	NM
CGP	2015	Mar-21	$3,588.0	$2,806.5	$194.6	$2,713.7	1.0x	1%	0%
CJP III	2013	Aug-20	¥119,505.1	¥91,191.7	¥73,829.1	¥92,565.9	1.8x	20%	12%	X
CGFSP III	2018	Dec-23	$1,004.6	$441.4	$2.7	$518.0	1.2x	NM	NM
CEOF II	2015	Aug-20	$2,400.0	$2,055.9	$163.8	$1,949.9	1.0x	1%	Neg
CETP IV	2019	Jul-25	€1,350.0	€254.4	€—	€226.3	0.9x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$3,673.7	$693.8	$3,482.8	1.1x	NM	NM
Total Funds in the Investment Period				$21,469.3	$2,291.5	$21,050.7	1.1x	5%	Neg			$572.4	$1,558.3	2.7x	37%
TOTAL CORPORATE PRIVATE EQUITY(18)				$106,820.6	$141,651.4	$51,984.8	1.8x	25%	17%			$61,056.2	$141,762.8	2.3x	27%

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

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$74.8	$105.8	$155.0	$183.2
Portfolio advisory and transaction fees, net and other	0.3	0.5	0.6	3.8
Total fund level fee revenues	75.1	106.3	155.6	187.0
Realized performance revenues	75.5	24.6	87.1	29.5
Realized principal investment income	1.5	70.1	2.1	71.7
Interest income	0.2	0.7	0.8	1.2
Total revenues	152.3	201.7	245.6	289.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	35.8	34.0	71.3	69.8
Realized performance revenues related compensation	33.6	11.2	39.0	23.2
Total compensation and benefits	69.4	45.2	110.3	93.0
General, administrative, and other indirect expenses	14.9	17.0	34.6	33.8
Depreciation and amortization expense	1.7	1.8	3.1	3.7
Interest expense	5.6	3.1	9.5	6.2
Total expenses	91.6	67.1	157.5	136.7
(=) Distributable Earnings	$60.7	$134.6	$88.1	$152.7
(-) Realized Net Performance Revenues	41.9	13.4	48.1	6.3
(-) Realized Principal Investment Income	1.5	70.1	2.1	71.7
(+) Net Interest	5.4	2.4	8.7	5.0
(=) Fee Related Earnings	$22.7	$53.5	$46.6	$79.7

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 and Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Distributable Earnings
Distributable Earnings decreased $73.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $64.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2019	$134.6	$152.7
Increases (decreases):
Decrease in fee related earnings	(30.8)	(33.1)
Increase in realized net performance revenues	28.5	41.8
Decrease in realized principal investment income	(68.6)	(69.6)
Increase in net interest	(3.0)	(3.7)
Total decrease	(73.9)	(64.6)
Distributable Earnings, June 30, 2020	$60.7	$88.1
Realized Net Performance Revenues. Realized net performance revenues increased $28.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to higher realizations in our U.S. real estate funds.
Realized net performance revenues increased $41.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the $19.9 million realized giveback on Riverstone Legacy Energy Fund IV in the six months ended June 30, 2019 and higher realizations in our U.S. real estate and Europe real estate funds in the six months ended June 30, 2020. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
CRP III	CRP VII	CRP III	Energy IV (giveback)
CRP VII		CRP VII	CPI
		CERF	CRP VII
CPOCP
Realized Principal Investment Income. Realized principal investment income decreased $68.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $69.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund, which reversed a portion of an investment loss recognized in 2015. See Note 7 of our unaudited condensed consolidated financial statements for more information on this matter.

Fee Related Earnings
Fee Related Earnings decreased $30.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $33.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2019	$53.5	$79.7
Increases (decreases):
Decrease in fee revenues	(31.2)	(31.4)
Increase in cash-based compensation and benefits	(1.8)	(1.5)
Decrease (increase) in general, administrative and other indirect expenses	2.1	(0.8)
All other changes	0.1	0.6
Total decrease	(30.8)	(33.1)
Fee Related Earnings, June 30, 2020	$22.7	$46.6
Fee Revenues. Fee revenues decreased $31.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased $31.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Lower fund management fees	$(31.0)	$(28.2)
Lower portfolio advisory and transaction fees, net and other	(0.2)	(3.2)
Total decrease in fee revenues	$(31.2)	$(31.4)
The decrease in fund management fees for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily reflects the decreased management fees from CGIOF and NGP XII, including $25.9 million in catch up management fees from subsequent closes for the three months ended June 30, 2019.
The decrease in fund management fees for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily reflects the decreased management fees from CGIOF and NGP XII, including $26.7 million in catch up management fees from subsequent closes for the six months ended June 30, 2019 partially offset by increased management fees from CIEP II, including $6.3 million in catch up management fees from subsequent closes for the six months ended June 30, 2020.
The decrease in portfolio advisory and transaction fees, net and other for the for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily from transaction fees associated with investments at CIEP I and CPP II in six months ended June 30, 2019.
The weighted average management fee rate for funds in the investment period increased to 1.30% at June 30, 2020 from 1.28% at June 30, 2019 primarily due to additional funds raised in CIEP II which has a higher fee rate. The total weighted average management fee rate was 1.24% at June 30, 2020, an increase from 1.22% at June 30, 2019.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $1.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $1.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased headcount and higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expense decreased $2.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to lower professional fees and travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

General, administrative and other indirect expense increased $0.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased professional fees driven by fund organization costs, partially offset by the allocated portion of the cost recovery associated with the CCC matter of $5.7 million (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2020	2019
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,321	$15,338
Fee-earning AUM based on invested capital (2)	11,425	15,663
Fee-earning AUM based on net asset value	2,475	1,832
Fee-earning AUM based on lower of cost or fair value and other (3)	348	364
Total Fee-earning AUM (4)	$31,569	$33,197
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.22%
Funds in Investment Period	1.30%	1.28%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.6 billion in AUM and $1.5 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of June 30, 2020, the NGP Energy Funds had, in the aggregate, approximately $9.6 billion in AUM and $9.8 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds and the NGP Energy Funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,891	$32,908	$33,151	$32,977
Inflows (1)	759	2,756	1,516	3,146
Outflows (including realizations) (2)	(66)	(2,314)	(2,861)	(2,867)
Market Activity & Other (3)	(88)	(156)	(224)	(49)
Foreign Exchange (4)	73	3	(13)	(10)
Balance, End of Period	$31,569	$33,197	$31,569	$33,197

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

Fee-earning AUM was $31.6 billion at June 30, 2020, an increase of $0.7 billion compared to $30.9 billion at March 31, 2020. The increase was driven by inflows of $0.8 billion primarily related to purchases in CPI. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $31.6 billion at June 30, 2020, a decrease of $1.6 billion, or approximately 5%, compared to $33.2 billion at December 31, 2019. This decrease was driven by outflows of $2.9 billion primarily in our NGP Energy and Legacy Energy funds. Partially offsetting the decrease were inflows of $1.5 billion primarily related to new fee-paying commitments raised in CIEP II and new limited partner capital invested in CPI.
Fee-earning AUM was $31.6 billion at June 30, 2020, a decrease of $1.6 billion, or approximately 5%, compared to $33.2 billion at June 30, 2019. This decrease was driven by outflows of $4.8 billion primarily in our NGP Energy, Legacy Energy, and U.S. Real Estate funds. Partially offsetting the decrease were inflows of $3.2 billion primarily related to new fee-paying commitments raised in CIEP II and CRSEF, and new limited partner capital invested in CPI.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$39,794	$43,355
Inflows (1)	536	1,650
Outflows (including realizations) (2)	(780)	(1,257)
Market Activity & Other (3)	501	(3,552)
Foreign Exchange (4)	125	(20)
Balance, End of Period	$40,176	$40,176

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

Total AUM was $40.2 billion at June 30, 2020, an increase of $0.4 billion, or approximately 1%, compared to $39.8 billion at March 31, 2020. This increase was mainly due to inflows of $0.5 billion primarily from fundraising in CPI and NGP Minerals, as well as appreciation of $0.5 billion. Appreciation was driven by $0.1 billion attributable to NGP XII, $0.1 billion attributable to CIEP I, and $0.1 billion attributable to CRP VIII. This was partially offset by outflows of $0.8 billion related to distributions in our U.S. Real Estate and Legacy Energy funds.
Total AUM was $40.2 billion at June 30, 2020, a decrease of $3.2 billion, or approximately 7%, compared to $43.4 billion at December 31, 2019. This decrease was primarily due to depreciation of $3.6 billion which was driven by $1.0 billion attributable to NGP XI, $0.5 billion attributable to CIEP I, and $0.3 billion attributable to NGP XII. Also driving the decrease were outflows of $1.3 billion related to distributions in our U.S. Real Estate and Legacy Energy funds. This was partially offset by inflows of $1.7 billion from fundraising in CPI, CIEP II, and NGP Minerals.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2020, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of June 30, 2020								As of June 30, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry/Clawback (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Real Assets	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CRP III	2000		$564.1	$522.5	$1,880.0	$14.5	3.6x	44%	30%	X	X	$522.5	$1,894.5	3.6x	44%
CRP IV	2004		$950.0	$1,264.2	$1,984.7	$26.5	1.6x	7%	4%			$1,206.2	$1,997.2	1.7x	8%
CRP V	2006		$3,000.0	$3,349.2	$5,081.9	$812.7	1.8x	12%	9%	X	X	$3,227.1	$5,800.7	1.8x	13%
CRP VI	2010		$2,340.0	$2,160.5	$3,600.0	$316.5	1.8x	27%	18%	X	X	$1,705.9	$3,450.6	2.0x	32%
CRP VII	2014		$4,161.6	$3,707.3	$3,625.0	$2,177.4	1.6x	19%	12%	X	X	$1,938.1	$3,511.7	1.8x	26%
CEREP III	2007		€2,229.5	€2,052.7	€2,381.2	€100.0	1.2x	4%	1%			€1,911.6	€2,394.0	1.3x	5%
CIEP I	2013		$2,500.0	$2,278.5	$860.6	$2,093.8	1.3x	14%	6%			$665.4	$1,337.2	2.0x	23%
NGP X	2012		$3,586.0	$3,343.9	$2,967.4	$575.2	1.1x	2%	Neg			$2,231.6	$2,899.2	1.3x	10%
NGP XI	2014		$5,325.0	$4,925.7	$1,645.7	$3,483.0	1.0x	1%	Neg			$1,428.4	$1,586.7	1.1x	24%
Energy III	2005		$3,800.0	$3,569.7	$5,248.6	$152.3	1.5x	9%	5%			$3,152.1	$5,044.9	1.6x	11%
Energy IV	2007		$5,979.1	$6,372.8	$6,950.8	$443.1	1.2x	5%	1%		(X)	$5,990.5	$7,233.7	1.2x	6%
Renew II	2008		$3,417.5	$2,833.5	$3,008.4	$911.5	1.4x	6%	3%	(X)		$2,376.5	$2,948.8	1.2x	5%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$5,369.3	$6,628.8	$2,215.1	1.6x	8%	7%			$3,567.0	$6,632.1	1.9x	11%
Fully Realized Funds, Coinvestments and SMAs(15)	Various			$8,060.5	$10,650.1	$8.7	1.3x	18%	9%			$8,060.5	$10,658.8	1.3x	18%
Total Fully Invested/Committed Funds				$50,065.5	$56,809.5	$13,342.6	1.4x	11%	6%			$38,221.1	$57,687.9	1.5x	13%
Funds in the Investment Period(8)
CRP VIII	2017	May-22	$5,505.1	$2,350.3	$251.3	$2,496.9	1.2x	NM	NM
NGP XII	2017	Jul-22	$4,277.6	$2,035.7	$0.1	$1,844.4	0.9x	NM	NM
CIEP II	2019	Apr-25	$2,256.9	$363.6	$—	$342.3	0.9x	NM	NM
CPP II	2014	Apr-21	$1,526.7	$1,244.0	$298.4	$1,193.4	1.2x	9%	3%
CPI	2016	n/a	$3,266.6	$2,714.8	$511.2	$2,678.5	1.2x	12%	11%	X	X
CGIOF	2018	Sep-23	$2,201.4	$301.1	$28.8	$252.4	0.9x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$1,881.1	$245.5	$1,705.2	1.0x	NM	NM
Total Funds in the Investment Period				$10,890.7	$1,335.3	$10,513.0	1.1x	7%	0%			$353.3	$646.5	1.8x	NM
TOTAL REAL ASSETS(18)				$60,956.1	$58,144.7	$23,855.6	1.3x	11%	6%			$38,574.3	$58,334.4	1.5x	13%

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
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$78.3	$79.2	$151.3	$154.0
Portfolio advisory and transaction fees, net and other	15.2	3.4	17.8	6.3
Total fund level fee revenues	93.5	82.6	169.1	160.3
Realized performance revenues	5.5	0.1	26.5	0.1
Realized principal investment income	5.3	1.4	10.4	6.0
Interest income	2.6	3.4	5.7	7.2
Total revenues	106.9	87.5	211.7	173.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	54.5	49.5	103.6	96.1
Realized performance revenues related compensation	2.5	—	12.2	—
Total compensation and benefits	57.0	49.5	115.8	96.1
General, administrative, and other indirect expenses	13.1	20.5	18.7	37.0
Depreciation and amortization expense	1.8	2.0	3.4	4.1
Interest expense	6.9	6.7	13.9	13.4
Total expenses	78.8	78.7	151.8	150.6
(=) Distributable Earnings	$28.1	$8.8	$59.9	$23.0
(-) Realized Net Performance Revenues	3.0	0.1	14.3	0.1
(-) Realized Principal Investment Income	5.3	1.4	10.4	6.0
(+) Net Interest	4.3	3.3	8.2	6.2
(=) Fee Related Earnings	$24.1	$10.6	$43.4	$23.1

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 and Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Distributable Earnings
Distributable Earnings increased $19.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $36.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2019	$8.8	$23.0
Increases (decreases):
Increase in fee related earnings	13.5	20.3
Increase in realized net performance revenues	2.9	14.2
Increase in realized principal investment income	3.9	4.4
Increase in net interest	(1.0)	(2.0)
Total increase	19.3	36.9
Distributable Earnings, June 30, 2020	$28.1	$59.9
Realized Net Performance Revenues. Realized net performance revenues increased $2.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily driven by our Asia structured credit funds.
Realized net performance revenues increased $14.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily driven by Carlyle Aviation Partners in the six months ended June 30, 2020.
Realized Principal Investment Income. Realized principal investment income increased $3.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $4.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to higher realizations on investments in our business development companies and our carry and structured credit funds. The increase for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was partially offset by higher dividends from our Interval Fund in the six months ended June 30, 2019.
Fee Related Earnings
Fee Related Earnings increased $13.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $20.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2019	$10.6	$23.1
Increases (decreases):
Increase in fee revenues	10.9	8.8
Increase in cash-based compensation and benefits	(5.0)	(7.5)
Decrease in general, administrative and other indirect expenses	7.4	18.3
All other changes	0.2	0.7
Total increase	13.5	20.3
Fee Related Earnings, June 30, 2020	$24.1	$43.4

Fee Revenues. Fee revenues increased $10.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $8.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 v. 2019
	(Dollars in millions)
Lower fund management fees	$(0.9)	$(2.7)
Higher portfolio advisory and transaction fees, net and other	11.8	11.5
Total increase in fee revenues	$10.9	$8.8
The decrease in fund management fees for the three and six months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily driven by lower management fees from our energy mezzanine carry funds and the deferral of $3.6 million and $7.6 million of subordinated management fees in our U.S. CLOs for three and six months ended June 30, 2020, respectively, due to rating agency downgrades on bonds and loans in which the CLOs are invested. The performance of our CLOs is thus far stronger than we expected at the beginning of the pandemic and we are optimistic that they will continue to improve. However, if the economy worsens over the second half of the year, ratings agencies could downgrade further assets in the CLO portfolios, thereby increasing the risk that CLO subordinated fees could be deferred. The impact of the deferral of CLO subordinated management fees was partially offset by increased management fees from our opportunistic credit carry fund, direct lending platform, Carlyle Aviation Partners and Carlyle Insurance Solutions.
The increase in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 is primarily from transaction fees associated with Carlyle FRL during the three months ended June 30, 2020 (see Note 4 to the accompanying unaudited condensed consolidated financial statements for more information).
The weighted average management fee rate on our carry funds increased from 1.22% at June 30, 2019 to 1.27% at June 30, 2020. The rate increase was primarily due to runoff of an early vintage fund with a lower fee rate and new fee-paying commitments raised in SASOF V with a higher effective fee rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $5.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $7.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased headcount and higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $7.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to lower professional fees due in part to expense recoveries from Carlyle FRL, as well as lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
General, administrative and other indirect expenses decreased $18.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due the allocated portion of the cost recovery associated with the CCC matter of $6.3 million, during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), as well as positive foreign currency adjustments and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2020	2019
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,018	$4,727
Fee-earning AUM based on invested capital	5,286	3,867
Fee-earning AUM based on collateral balances, at par	25,811	23,970
Fee-earning AUM based on net asset value	1,407	1,185
Fee-earning AUM based on other (2)	4,308	2,153
Total Fee-earning AUM	$41,830	$35,902
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.27%	1.22%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,065	$36,544	$37,862	$35,152
Inflows (1)	3,457	372	4,517	1,696
Outflows (including realizations) (2)	(412)	(1,555)	(1,310)	(1,625)
Market Activity & Other (3)	61	456	270	733
Foreign Exchange (4)	659	85	491	(54)
Balance, End of Period	$41,830	$35,902	$41,830	$35,902

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

Fee-earning AUM was $41.8 billion at June 30, 2020, an increase of $3.7 billion compared to $38.1 billion at March 31, 2020. This increase was driven by inflows of $3.5 billion primarily from the onboarding of fee-earning AUM in our insurance business and activation of management fees in SASOF V. This was partially offset by outflows of $0.4 billion due to runoff of CLO collateral balances and in other funds with fees tied to asset value. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $41.8 billion at June 30, 2020, an increase of $3.9 billion compared to $37.9 billion at December 31, 2019. This increase was driven by inflows of $4.5 billion primarily from the onboarding of fee-earning AUM in our insurance business, activation of management fees in SASOF V, and new investments made in CCOF. This was partially offset by outflows of $1.3 billion due to runoff of CLO collateral balances and in other funds with fees tied to asset value.
Fee-earning AUM was $41.8 billion at June 30, 2020, an increase of $5.9 billion, or approximately 16%, compared to $35.9 billion at June 30, 2019. The increase was driven by inflows of $7.3 billion primarily related to the raising of additional U.S. and Europe CLOs, the onboarding of fee-earning AUM in our insurance business, purchases in CCOF and CSC, and the activation of management fees in SASOF V. This was partially offset by outflows of $2.3 billion primarily due to runoff of our CLO collateral balances and in other funds with fees tied to asset value.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2020.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$48,802	$49,412
Inflows (1)	2,615	3,873
Outflows (including realizations) (2)	(2,019)	(2,533)
Market Activity & Other (3)	395	(777)
Foreign Exchange (4)	199	17
Balance, End of Period	$49,992	$49,992

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

Total AUM was $50.0 billion at June 30, 2020, an increase of $1.2 billion, or approximately 2%, compared to $48.8 billion at March 31, 2020. The increase was driven by $2.6 billion of inflows primarily related to fundraising in in our insurance business. This was offset by $2.0 billion of outflows due to runoff of CLO and other collateral balances and the expiration of dry powder in CEMOF II and SASOF IV.
Total AUM was $50.0 billion at June 30, 2020, an increase of $0.6 billion, or approximately 1%, compared to $49.4 billion at December 31, 2019. The increase was driven by $3.9 billion of inflows primarily related to fundraising in our insurance business, SASOF V, and CREV. This was offset by outflows of $2.5 billion related to runoff of CLO and other collateral balances and the expiration of dry powder in CEMOF II and SASOF IV, as well as $0.8 billion of market and other activity primarily attributable to depreciation in our carry funds. The carry funds driving depreciation were CEMOF II ($0.2 billion), CEMOF I ($0.1 billion), and CSP IV ($0.1 billion).
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2020, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2020
Global Credit (Carry Funds Only)	Fund Vintage (1)	Investment Period End/Fee Stepdown(2)	Committed Capital	Cumulative Invested Capital (3)	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7) (13)	Net IRR (8) (13)	In Accrued Carry/(Clawback) (14)	LTM Realized Carry/(Clawback) (15)
Active Fully Invested/Committed Funds (9)
CSP II	2007		$1,352.3	$1,352.3	$2,430.8	$66.2	1.8x	17%	11%	X
CSP III	2011		$702.8	$702.8	$846.0	$199.6	1.5x	22%	12%	X
CEMOF I	2011		$1,382.5	$1,603.4	$864.2	$137.8	0.6x	Neg	Neg
CEMOF II	2015		$2,819.2	$1,682.0	$655.2	$918.3	0.9x	Neg	Neg
All Other Active Funds, Coinvestments and SMAs (10)	Various			$2,472.3	$2,465.5	$362.8	1.1x	7%	2%
Fully Realized Funds, Coinvestments and SMAs (11)	Various			$1,446.5	$1,988.4	$—	1.4x	12%	7%
Total Fully Invested/Committed Funds				$9,259.2	$9,250.2	$1,684.8	1.2x	8%	2%
Funds in the Investment Period (9)
CSP IV	2016	Dec-20	$2,500.0	$1,491.5	$592.9	$981.8	1.1x	NM	NM
CCOF	2017	Jun-22	$2,373.4	$1,988.2	$448.7	$1,730	1.1x	16%	10%	X
CSC	2017	Aug-20	$838.2	$1,107.4	$469.0	$614.2	1.0x	Neg	Neg
All Other Funds, Coinvestments and SMAs (12)	Various			$871.5	$284.4	$615.8	1.0x	NM	NM
Total Funds in the Investment Period				$5,458.7	$1,795.0	$3,941.8	1.1x	NM	NM
TOTAL Global Credit				$14,717.9	$11,045.2	$5,626.6	1.1x	8%	1%

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

(10)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF II and SASOF III.

(11)
Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.

(12)	Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF IV.

(13)
For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.

(14)	Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.

(15)	Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

Investment Solutions
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$45.6	$39.2	$85.4	$78.6
Total fund level fee revenues	45.6	39.2	85.4	78.6
Realized performance revenues	30.7	6.0	116.1	26.9
Realized principal investment income	0.5	1.4	1.1	1.6
Interest income	0.1	0.2	0.5	0.7
Total revenues	76.9	46.8	203.1	107.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	25.0	22.5	50.0	45.7
Realized performance revenues related compensation	27.0	4.5	111.0	24.3
Total compensation and benefits	52.0	27.0	161.0	70.0
General, administrative, and other indirect expenses	7.4	9.2	12.9	17.5
Depreciation and amortization expense	1.3	1.3	2.3	2.7
Interest expense	2.4	1.8	4.7	3.7
Total expenses	63.1	39.3	180.9	93.9
(=) Distributable Earnings	$13.8	$7.5	$22.2	$13.9
(-) Realized Net Performance Revenues	3.7	1.5	5.1	2.6
(-) Realized Principal Investment Income	0.5	1.4	1.1	1.6
(+) Net Interest	2.3	1.6	4.2	3.0
(=) Fee Related Earnings	$11.9	$6.2	$20.2	$12.7

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 and Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Distributable Earnings
Distributable Earnings increased $6.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $8.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2019	$7.5	$13.9
Increases (decreases):
Increase in fee related earnings	5.7	7.5
Increase in realized net performance revenues	2.2	2.5
Decrease in realized principal investment income	(0.9)	(0.5)
Increase in net interest	(0.7)	(1.2)
Total increase	6.3	8.3
Distributable Earnings, June 30, 2020	$13.8	$22.2
Investment Solutions had realized performance revenues of $116.1 million during the six months ended June 30, 2020. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $5.1 million during the six months ended June 30, 2020.
Fee Related Earnings
Fee Related Earnings increased $5.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $7.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2019	$6.2	$12.7
Increases (decreases):
Increase in fee revenues	6.4	6.8
Increase in cash-based compensation and benefits	(2.5)	(4.3)
Decrease in general, administrative and other indirect expenses	1.8	4.6
All other changes	—	0.4
Total increase	5.7	7.5
Fee Related Earnings, June 30, 2020	$11.9	$20.2
Fee Revenues. Total fee revenues increased $6.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $6.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund and higher catch-up management fees on our real estate fund-of-fund vehicles.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $2.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $4.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to an increase in projected year-end bonuses.

General, administrative and other indirect expenses decreased $4.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the allocated portion of the cost recovery associated with the CCC matter of $3.3 million during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2020	2019
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$14,244	$12,030
Fee-earning AUM based on invested capital (2)	2,106	1,805
Fee-earning AUM based on net asset value	2,797	782
Fee-earning AUM based on lower of cost or fair market value	12,620	14,208
Total Fee-earning AUM	$31,767	$28,825

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,202	$28,670	$28,384	$29,065
Inflows (1)	5,410	961	6,447	2,150
Outflows (including realizations) (2)	(1,542)	(1,086)	(2,248)	(2,206)
Market Activity & Other (3)	(824)	73	(868)	3
Foreign Exchange (4)	521	207	52	(187)
Balance, End of Period	$31,767	$28,825	$31,767	$28,825

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

Fee-earning AUM was $31.8 billion at June 30, 2020, an increase of $3.6 billion compared to $28.2 billion at March 31, 2020. This was driven by inflows, including fee-paying commitments, of $5.4 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles, namely AlpInvest Secondaries Fund VII. Partially offsetting the increase were outflows, including distributions, of $1.5 billion and market depreciation of $0.8 billion primarily in our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $31.8 billion at June 30, 2020, an increase of $3.4 billion, or approximately 12%, compared to $28.4 billion at December 31, 2019. The increase was driven by inflows, including fee-paying commitments, of $6.4 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds, namely AlpInvest Secondaries Fund VII. This was partially offset by outflows, including distributions, of $2.2 billion and market depreciation of $0.9 billion primarily in our AlpInvest carry funds.
Fee-earning AUM was $31.8 billion at June 30, 2020, an increase of $3.0 billion, or approximately 10%, compared to $28.8 billion at June 30, 2019. The increase was driven by inflows, including fee-paying commitments, of $8.0 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds, namely AlpInvest Secondaries Fund VII. This was partially offset by outflows, including distributions, of $4.1 billion and market depreciation of $0.8 billion primarily in our AlpInvest carry funds.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$47,954	$45,246
Inflows (1)	1,445	5,714
Outflows (including realizations) (2)	(1,659)	(3,214)
Market Activity & Other (3)	(1,694)	(881)
Foreign Exchange (4)	828	9
Balance, End of Period	$46,874	$46,874

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

(3)
Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to June 30, 2020.

(4)
Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $46.9 billion at June 30, 2020, a decrease of $1.1 billion, or approximately 2%, compared to $48.0 billion at March 31, 2020. The decrease was driven by $1.7 billion of market depreciation and outflows of $1.7 billion primarily in our AlpInvest carry funds. Partially offsetting the decrease were inflows of $1.4 billion primarily related to fundraising in our AlpInvest funds, namely AlpInvest Secondaries Fund VII.
Total AUM was $46.9 billion at June 30, 2020, an increase of $1.7 billion, or approximately 4%, compared to $45.2 billion at December 31, 2019. The increase was driven by inflows of $5.7 billion primarily related to fundraising in our AlpInvest funds, namely AlpInvest Secondaries Fund VII. This was partially offset by outflows of $3.2 billion and market depreciation of $0.9 billion primarily in our AlpInvest carry funds.
Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2020
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value	Total Fair Value (4)	MOIC (5)	Gross IRR (7) (9)	Net IRR (8) (9)
			(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (6)
Main Fund I - Fund Investments	2000	€5,174.6	€4,344.8	€7,080.7	€77.9	€7,158.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,917.6	€7,571.4	€285.8	€7,857.2	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€13,201.7	€19,350.0	€2,245.0	€21,595.0	1.6x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,502.9	€6,806.9	€2,939.0	€9,745.9	1.8x	16%	15%
Main Fund V - Fund Investments	2012	€5,080.0	€5,344.0	€3,300.4	€4,813.0	€8,113.5	1.5x	14%	14%
Main Fund VI - Fund Investments	2015	€1,106.4	€907.2	€309.0	€903.0	€1,212.0	1.3x	15%	14%
Main Fund II - Secondary Investments	2003	€998.4	€1,028.3	€1,863.2	€16.3	€1,879.5	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,399.0	€3,611.2	€57.2	€3,668.4	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,979.6	€3,189.6	€157.1	€3,346.7	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,208.3	€5,191.7	€1,667.3	€6,859.0	1.6x	19%	18%
Main Fund III - Co-Investments	2006	€2,760.0	€2,838.5	€3,611.1	€448.8	€4,059.8	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,374.3	€3,262.4	€327.5	€3,589.9	2.6x	23%	21%
Main Fund V - Co-Investments	2012	€1,124.2	€1,059.4	€1,871.6	€909.8	€2,781.4	2.6x	29%	27%
Main Fund VI - Co-Investments	2014	€1,114.6	€950.7	€1,262.3	€896.3	€2,158.6	2.3x	27%	25%
Main Fund II - Mezzanine Investments	2004	€700.0	€767.7	€1,051.0	€8.7	€1,059.6	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,018.3	€2,562.6	€153.2	€2,715.9	1.3x	10%	9%
All Other Active Funds (10)	Various		€2,754.3	€1,709.5	€1,499.8	€3,209.3	1.2x	5%	3%
Fully Realized Funds	Various		€2,140.0	€4,845.4	€1.5	€4,846.9	2.3x	35%	32%
Total Fully Committed Funds			€57,736.6	€78,450.0	€17,407.3	€95,857.3	1.7x	13%	12%
Funds in the Commitment Period (6)
Main Fund VI - Secondary Investments	2017	€5,180.6	€3,837.2	€585.0	€3,736.8	€4,321.8	1.1x	9%	6%
Main Fund VII - Secondary Investments	2020	€4,333.4	€96.2	€0.1	€96.0	€96.1	1.0x	NM	NM
Main Fund VII - Co-Investments	2017	€2,491.3	€1,649.1	€52.9	€1,715.7	€1,768.6	1.1x	5%	2%
All Other Funds (10)	Various		€1,652.1	€29.7	€1,773.8	€1,803.5	1.1x	8%	6%
Total Funds in the Commitment Period			€7,234.5	€667.8	€7,322.2	€7,990.0	1.1x	8%	5%
TOTAL ALPINVEST			€64,971.1	€79,117.8	€24,729.5	€103,847.3	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$73,050.5	$88,956.3	$27,804.7	$116,761.1	1.6x

Metropolitan Real Estate
Active Fully Committed Funds	Various	$2,746.9	$1,008.0	$860.4	$442.1	$1,302.6	1.3x	7%	4%
Fully Realized Funds	Various	$611.2	$2,128.2	$2,590.4	$136.6	$2,727.0	1.3x	4%	2%
Total Fully Committed Funds (6)			$3,136.2	$3,450.9	$578.7	$4,029.6	1.3x	6%	4%
MRE Secondaries Fund II	2017	$1,198.2	$304.6	$70.7	$261.5	$332.1	1.1x	7%	Neg
All Other Funds in the Commitment Period	Various	$555.1	$126.1	$8.9	$117.8	$126.7	1.0x	NM	NM
Total Funds in the Commitment Period (6)			$430.7	$79.5	$379.3	$458.8	1.1x	6%	Neg
TOTAL METROPOLITAN REAL ESTATE			$3,566.9	$3,530.4	$958.0	$4,488.4	1.3x	6%	3%

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of June 30, 2020, these excluded investments represent $0.4 billion of AUM at AlpInvest.

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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to equityholders. Approximately 95% – 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors and other professionals.
We expect that the continued disruption in business activity and the financial markets created by the COVID-19 global pandemic may impact several sources of our liquidity, and we are therefore continuously and critically reviewing our liquidity and anticipated capital requirements. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and limited ability to conduct initial public offerings or follow-on offerings in equity capital markets, will impact cash flows from realized performance revenues. Additionally, cash flows from management fees may be impacted by, among other things, a slowdown in fundraising activity which would generate new fee-earning assets under management, the temporary deferral, or permanent loss, of management fees in our CLO business due to defaults or downgrades of underlying collateral, and lower transaction and advisory fees due to a slower pace of investment activity. On March 9, 2020, as a proactive and cautionary measure, we borrowed $250.0 million from our senior credit facility, which we subsequently repaid in June 2020. We believe that our current cash on hand, remaining available capacity under the senior credit facility and our other sources of liquidity provide sufficient liquidity to meet our obligations for at least the next twelve months.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of June 30, 2020. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common shares in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.

Cash and cash equivalents. Cash and cash equivalents were approximately $555 million at June 30, 2020. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments at June 30, 2020.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $457 million as of June 30, 2020. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature February 11, 2024, of which $775.0 million is available at June 30, 2020. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.41% at June 30, 2020). As of June 30, 2020, there was no balance outstanding under the revolving credit facility.
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
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $324.4 million and $324.9 million at June 30, 2020 and December 31, 2019, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of June 30, 2020, $306.4 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.

3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of June 30, 2020, $250.0 million of these notes remain outstanding.
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
Our accrued performance allocations by segment as of June 30, 2020, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,578.9	$(6.1)	$2,572.8
Real Assets	504.7	(16.9)	487.8
Global Credit	70.0	—	70.0
Investment Solutions (1)	638.6	—	638.6
Total	$3,792.2	$(23.0)	$3,769.2
Less: Accrued performance allocation-related compensation			(1,946.2)
Plus: Receivable for giveback obligations from current and former employees			1.4
Less: Deferred taxes on accrued performance allocations			(41.6)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			0.6
Net accrued performance revenues before timing differences			1,783.4
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(0.1)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$1,783.3
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2020, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
Overall Carry Fund Appreciation/(Depreciation)	2%	2%	2%	(7)%	5%

Corporate Private Equity	1%	1%	3%	(8)%	13%	$1,399.6

Real Assets(2):	—%	—%	—%	(12)%	3%	261.9
Real Estate	6%	3%	1%	(1)%	2%	258.6
Natural Resources	(4)%	(3)%	(1)%	(22)%	3%	5.9

Global Credit Carry Funds (3)	1%	(2)%	(1)%	(21)%	8%	38.1

Investment Solutions Carry Funds (4)	4%	7%	1%	1%	(6)%	83.7

Net Accrued Performance Revenues						$1,783.3
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
(2) Includes $2.6 million of net accrued clawback from our Legacy Energy funds.
(3) Global Credit carry funds account for 23% of Global Credit AUM as of June 30, 2020, and include our Energy Mezzanine funds, which experienced appreciation of 9% during the second quarter, following depreciation of 30% in the first quarter.
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
Investments as of June 30, 2020 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,805.6	$378.2	$2,183.8
Less: Amounts attributable to non-controlling interests in consolidated entities	(165.2)	—	(165.2)
Plus: Investments in Consolidated Funds, eliminated in consolidation	93.1	—	93.1
Less: Strategic equity method investments in NGP Management	—	(378.2)	(378.2)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$1,733.5	$—	$1,733.5

(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of June 30, 2020, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	$390.9
Real Assets funds(1)	188.8
Global Credit funds (2)	610.4
Investment Solutions funds (3)	40.6
Total investments in Carlyle Funds, excluding CLOs	1,230.7
Investments in CLOs	420.2
Other investments	82.6
Total investments attributable to The Carlyle Group Inc.	1,733.5
CLO loans and other borrowings attributable to The Carlyle Group Inc. (4)	(310.4)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,423.1
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 4 to the consolidated financial statements.
(3) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
(4) Of the $324.4 million in total CLO borrowings as of June 30, 2020 and as disclosed in Note 5 to the consolidated financial statements, $306.4 million are collateralized by investments attributable to The Carlyle Group Inc. Also includes $4.0 million of borrowings under a credit facility to fund Carlyle Capital Solutions investments.
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
With respect to distribution year 2020, the Board of Directors has declared a dividend to common stockholders totaling approximately $175.5 million, or $0.50 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2020
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2020	$0.25	$87.2	May 12, 2020	May 19, 2020
Q2 2020	0.25	88.3	August 11, 2020	August 18, 2020
Total	$0.50	$175.5
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
Dividends to common stockholders paid during the six months ended June 30, 2020 totaled $174.6 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019. Distributions to common stockholders paid during the six months ended June 30, 2019 totaled $68.5 million, including the amount paid in February 2019 of $0.43 per common share in respect of the fourth quarter of 2018.
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

Since our inception through June 30, 2020, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2020, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,187.2
Real Assets	924.3
Global Credit	356.9
Investment Solutions	232.5
Total	$3,700.9
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.7 billion of unfunded commitments, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the six months ended June 30, 2020, we paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of June 30, 2020, $139.1 million of repurchase capacity remains under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$(76.9)	$269.0
Net cash used in investing activities	(23.7)	(23.7)
Net cash used in financing activities	(160.0)	(202.3)
Effect of foreign exchange rate changes	(8.4)	2.3
Net change in cash, cash equivalents and restricted cash	$(269.0)	$45.3
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
Cash flows from operating activities during the six months ended June 30, 2020 and 2019, excluding the activities of our Consolidated Funds, was $61.8 million and $233.8 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the six months ended June 30, 2020 and 2019, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.1 billion and $0.8 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.6 billion and $0.8 billion for the six months ended June 30, 2020 and 2019, respectively.

Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2020, investment proceeds were $166.2 million while investment purchases were $244.2 million. During the six months ended June 30, 2019, investment proceeds were $214.6 million as compared to purchases of $107.0 million.
The net cash provided by operating activities for the six months ended June 30, 2020 and 2019 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2020, purchases of investments by the Consolidated Funds were $1,046.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,088.6 million. For the six months ended June 30, 2019, purchases of investments by the Consolidated Funds were $827.2 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,032.8 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the six months ended June 30, 2020, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $23.7 million for both the six months ended June 30, 2020 and 2019.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the six months ended June 30, 2020 and 2019, excluding the activities of our Consolidated Funds, was $(293.5) million and $(162.0) million. For the six months ended June 30, 2020, the Company received net proceeds of $263.8 million from borrowings under the revolving credit facilities, and repaid $295.6 million. For the six months ended June 30, 2019, the Company received net proceeds of $20.4 million from the issuance of various CLO borrowings, and repaid a $25.0 million term loan under its senior credit facility. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings. The Company also paid $68.8 million in January 2020 representing the first annual installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Distributions to our common stockholders were $174.6 million and $68.5 million for the six months ended June 30, 2020 and 2019, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $143.2 million for the six months ended June 30, 2019. Distributions to our preferred unitholders were $11.8 million for the six months ended June 30, 2019.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2020 and 2019 were $134.6 million and $(40.3) million, respectively. Contributions from non-controlling interest holders were $14.0 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2020 and 2019, distributions to non-controlling interest holders were $35.2 million and $31.9 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $12.3 billion at June 30, 2020, a decrease of $1.5 billion from December 31, 2019. The decrease in total assets was primarily attributable to a decrease in investments, including accrued performance allocations, of $0.8 billion and a decrease in cash and cash equivalents of $238.9 million. The decrease in cash was primarily due to the payment of a deferred purchase price adjustment for our investment in Fortitude Re, a $50.0 million investment in the preferred stock of TCG BDC, Inc., payment to the first installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes, partially offset by the receipt of management fees and realized performance revenues. Investments of Consolidated Funds decreased $426.1 million due to fair value depreciation in our CLOs during the six months ended June 30, 2020, partially offset by the consolidation of one CLO. Cash and cash equivalents were approximately $554.5 million and $793.4 million at June 30, 2020 and December 31, 2019, respectively. Our cash balance tends to be lower at June 30 and December 31 relative to other parts of the year given that many of our large funds pay management fees in July and January.
Total liabilities were $10.2 billion at June 30, 2020, a decrease of $659.2 million from December 31, 2019. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $137.0 million due to the corresponding decrease in accrued performance allocations as well as a decrease in debt obligations of $32.6 million (see Note 5). The decrease was also attributable to a decrease in loans payable of Consolidated Funds of $189.2 million and a decrease in other liabilities of Consolidated Funds of $110.6 million from December 31, 2019 to June 30, 2020.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2020, our total assets without the effect of the Consolidated Funds were $7.6 billion, including cash and cash equivalents of $0.6 billion and net accrued performance revenues of $1.8 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2020 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2020 to Dec. 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes) (1)	$4.0	$19.6	$250.0	$1,679.8	$1,953.4
Interest payable (2)	43.5	172.3	149.9	1,158.8	1,524.5
Other consideration (3)	3.0	227.9	161.5	—	392.4
Operating lease obligations (4)	27.9	104.8	101.8	434.3	668.8
Capital commitments to Carlyle funds (5)	3,733.7	—	114.9	—	3,848.6
Tax receivable agreement payments (6)	—	2.4	23.4	81.6	107.4
Loans payable of Consolidated Funds (7)	43.7	173.5	173.8	5,202.7	5,593.7
Unfunded commitments of the CLOs (8)	1.7	—	—	—	1.7
Consolidated contractual obligations	3,857.5	700.5	975.3	8,557.2	14,090.5
Loans payable of Consolidated Funds (7)	(43.7)	(173.5)	(173.8)	(5,202.7)	(5,593.7)
Capital commitments to Carlyle funds (5)	(3,147.5)	—	—	—	(3,147.5)
Unfunded commitments of the CLOs (8)	(1.7)	—	—	—	(1.7)
Carlyle Operating Entities contractual obligations	$664.6	$527.0	$801.5	$3,354.5	$5,347.6

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

(2)
The interest rates on the debt obligations as of June 30, 2020 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 1.41% on $250.0 million under the revolving credit facility, and a range of approximately 1.75% to 3.07% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.

(3)
These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the first of which occurred during the first quarter of 2020. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.

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

(5)
These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.7 billion of unfunded commitments, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. The amounts also include performance-based contingent cash and deferred payment obligations associated with our strategic investment in Fortitude Re, which would be payable to Carlyle FRL for further payment to AIG (see Note 4).

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

(7)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2020, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 8.87%.

(8)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $16.5 million at June 30, 2020 as we are unable to estimate when such amounts may be paid.

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
For our strategic investment in Fortitude Re, the contingent cash payments relate to performance-based contingent cash consideration payable to Carlyle FRL for further payment to AIG following December 31, 2023.
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of June 30, 2020 is $245.0 million versus the liabilities recognized on the balance sheet of $32.1 million.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.
Guarantees
In December 2019, we entered into an agreement with a financial institution pursuant to which we provided a guarantee on a revolving credit facility with a capacity of $130.0 million for a fund in the Real Assets segment. The outstanding balance, which was $125.0 million as of June 30, 2020, is secured by uncalled capital commitments of the fund’s limited partners. Subsequent to June 30, 2020, the fund canceled outstanding letters of credit and repaid amounts outstanding totaling $39.5 million. We have not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements.
See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of June 30, 2020.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock and Carlyle Holdings Partnership Units
A rollforward of our common stock outstanding and Carlyle Holdings partnership units from December 31, 2019 through June 30, 2020 is as follows:

	Shares as of December 31, 2019	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of June 30, 2020
The Carlyle Group Inc. common shares	117,840,651	2,625,422	—	229,318,248	(1,090,437)	348,693,884
Carlyle Holdings partnership units	229,318,248	—	—	(229,318,248)	—	—
Total	347,158,899	2,625,422	—	—	(1,090,437)	348,693,884
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2019 through June 30, 2020 relate to the vesting of the Company’s restricted stock units during the six months ended June 30, 2020. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units for an equivalent number of shares of common stock of the Company on January 1, 2020 pursuant to the Conversion.

The total shares as of June 30, 2020 as shown above exclude approximately 4.6 million common shares in connection with the vesting of restricted stock units subsequent to June 30, 2020 that will participate in the common shareholder dividend that will be paid August 18, 2020.
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
There was no material change in our market risks during the three months ended June 30, 2020. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended June 30, 2020.
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

Item 3.         Defaults Upon Senior Securities
Not applicable.
Item 4.         Mine Safety Disclosures
Not applicable.
Item 5.         Other Information
On July 21, 2020, we announced that Glenn A. Youngkin will retire as Co-Chief Executive Officer of the Company, effective September 30, 2020, and will also step down from the Board of Directors of the Company at that time. Kewsong Lee has been appointed as sole Chief Executive Officer following Mr. Youngkin’s retirement. Following his retirement, we expect that Mr. Youngkin (and his family members and investment vehicles, as applicable) will continue to fulfill the existing approximately $79 million of outstanding unfunded commitments to invest in and alongside the investment funds we advise or manage in accordance with the partnership agreements and related governing documentation for such coinvestments. Such coinvestment commitments generally do not require the payment of management fees or performance allocations, however, they do require payment of a pro-rata portion of partnership expenses.

Item 6.         Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

The Carlyle Group Inc.

Date: July 30, 2020	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)