Form 10-Q
period 2020-09-30
Carlyle Group Inc.
filed 2020-10-29
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

As of October 28, 2020, there were 353,269,793 shares of common stock of the registrant outstanding.

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

Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our four business segments:

•Corporate Private Equity: Buyout, middle market and growth capital funds advised by Carlyle
•Real Assets: Real estate, power, infrastructure and energy funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

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
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period and for Metropolitan carry funds during the weighted-average investment period of the underlying funds;
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired, Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds, and one of our business development companies;
(c)the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;
(d)the external investor portion of the net asset value of our open-ended funds (pre-redemptions and subscriptions), as well as certain carry funds;
(e)the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds; or
(f)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$938.4	$793.4
Cash and cash equivalents held at Consolidated Funds	377.8	122.4
Restricted cash	0.4	34.6
Investments, including accrued performance allocations of $4,184.2 million and $3,855.6 million as of September 30, 2020 and December 31, 2019, respectively	6,484.2	6,804.4
Investments of Consolidated Funds	5,414.8	5,007.3
Due from affiliates and other receivables, net	247.2	273.9
Due from affiliates and other receivables of Consolidated Funds, net	100.3	74.4
Fixed assets, net	133.9	108.2
Lease right-of-use assets, net	187.7	203.8
Deposits and other	53.5	54.0
Intangible assets, net	51.9	62.3
Deferred tax assets	212.1	270.1
Total assets	$14,202.2	$13,808.8
Liabilities and equity
Debt obligations	$1,987.1	$1,976.3
Loans payable of Consolidated Funds	5,263.7	4,706.7
Accounts payable, accrued expenses and other liabilities	311.8	354.9
Accrued compensation and benefits	2,684.2	2,496.5
Due to affiliates	448.0	542.1
Deferred revenue	272.3	71.0
Deferred tax liabilities	47.2	65.2
Other liabilities of Consolidated Funds	475.2	316.1
Lease liabilities	265.0	288.2
Accrued giveback obligations	17.5	22.2
Total liabilities	11,772.0	10,839.2
Commitments and contingencies
Partners’ capital (common units, 117,840,651 issued and outstanding as of December 31, 2019)	—	703.8
Common stock, $0.01 par value, 100,000,000,000 shares authorized (353,269,793 shares issued and outstanding as of September 30, 2020)	3.5	—
Additional paid-in-capital	2,615.7	—
Retained earnings (deficit)	(170.6)	—
Accumulated other comprehensive loss	(237.1)	(85.2)
Non-controlling interests in consolidated entities	218.7	333.5
Non-controlling interests in Carlyle Holdings	—	2,017.5
Total equity	2,430.2	2,969.6
Total liabilities and equity	$14,202.2	$13,808.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Fund management fees	$363.8	$359.5	$1,091.5	$1,103.8
Incentive fees	9.1	9.9	27.0	26.8
Investment income (loss)
Performance allocations	477.4	112.4	731.6	709.1
Principal investment income (loss)	106.7	212.2	(659.2)	856.0
Total investment income (loss)	584.1	324.6	72.4	1,565.1
Interest and other income	21.3	23.3	64.5	71.5
Interest and other income of Consolidated Funds	56.3	51.3	164.5	149.5
Total revenues	1,034.6	768.6	1,419.9	2,916.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	222.2	200.0	639.0	631.9
Equity-based compensation	18.7	36.6	78.3	107.8
Performance allocations and incentive fee related compensation	250.6	92.6	343.7	391.6
Total compensation and benefits	491.5	329.2	1,061.0	1,131.3
General, administrative and other expenses	91.1	121.7	240.9	344.9
Interest	23.0	20.0	72.8	59.2
Interest and other expenses of Consolidated Funds	37.2	34.1	122.1	99.7
Other non-operating expenses	0.6	0.3	1.3	1.0
Total expenses	643.4	505.3	1,498.1	1,636.1
Other income (loss)
Net investment income (loss) of Consolidated Funds	23.9	(1.9)	(38.9)	(6.9)
Income (loss) before provision for income taxes	415.1	261.4	(117.1)	1,273.7
Provision for income taxes	82.4	9.4	54.7	48.9
Net income (loss)	332.7	252.0	(171.8)	1,224.8
Net income (loss) attributable to non-controlling interests in consolidated entities	37.2	10.5	(1.2)	45.8
Net income (loss) attributable to Carlyle Holdings	295.5	241.5	(170.6)	1,179.0
Net income attributable to non-controlling interests in Carlyle Holdings	—	149.3	—	789.8
Net income (loss) attributable to The Carlyle Group Inc.	295.5	92.2	(170.6)	389.2
Net income attributable to Series A Preferred Unitholders	—	7.3	—	19.1
Series A Preferred Units redemption premium	—	16.5	—	16.5
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$295.5	$68.4	$(170.6)	$353.6
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$0.84	$0.60	$(0.49)	$3.17
Diluted	$0.82	$0.55	$(0.49)	$2.93
Weighted-average common shares
Basic	351,567,631	114,930,365	349,468,329	111,547,969
Diluted	358,405,845	124,875,070	349,468,329	120,558,967
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$332.7	$252.0	$(171.8)	$1,224.8
Other comprehensive income (loss)
Foreign currency translation adjustments	27.0	(31.4)	16.3	(30.2)
Unrealized gains (losses) on Fortitude Re available-for-sale securities	—	4.6	(20.0)	17.0
Defined benefit plans
Unrealized gain (loss) for the period	(0.4)	0.6	(2.2)	2.6
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.4	0.3	1.3	0.8
Other comprehensive income (loss)	27.0	(25.9)	(4.6)	(9.8)
Comprehensive income (loss)	359.7	226.1	(176.4)	1,215.0
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	42.4	8.2	(8.8)	37.7
Comprehensive income (loss) attributable to Carlyle Holdings	317.3	217.9	(167.6)	1,177.3
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	—	133.7	—	789.0
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$317.3	$84.2	$(167.6)	$388.3
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at June 30, 2020	—	348.7	$—	$3.5	$2,679.8	$(466.1)	$(258.9)	$184.4	$—	$2,142.7
Equity-based compensation	—	—	—	—	24.2	—	—	—	—	24.2
Shares issued for equity-based awards	—	4.6	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	10.2	—	10.2
Distributions	—	—	—	—	(88.3)	—	—	(18.3)	—	(106.6)
Net income	—	—	—	—	—	295.5	—	37.2	—	332.7
Currency translation adjustments	—	—	—	—	—	—	21.8	5.2	—	27.0
Balance at September 30, 2020	—	353.3	$—	$3.5	$2,615.7	$(170.6)	$(237.1)	$218.7	$—	$2,430.2

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	117.8	—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	2.3	2,180.9	—	(165.7)	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	(64.4)	—	10.8	—	—	(53.6)
Equity-based compensation	—	—	—	—	85.9	—	—	—	—	85.9
Shares issued for equity-based awards	—	7.2	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	24.2	—	24.2
Distributions	—	—	—	—	(262.9)	—	—	(53.5)	—	(316.4)
Net loss	—	—	—	—	—	(170.6)	—	(1.2)	—	(171.8)
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(76.7)	—	(76.7)
Currency translation adjustments	—	—	—	—	—	—	23.9	(7.6)	—	16.3
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	(20.0)	—	—	(20.0)
Defined benefit plans, net	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balance at September 30, 2020	—	353.3	$—	$3.5	$2,615.7	$(170.6)	$(237.1)	$218.7	$—	$2,430.2

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at June 30, 2019	110.7	$387.5	$921.2	$(77.8)	$308.5	$2,078.9	$3,618.3
Reallocation of ownership interests in Carlyle Holdings	—	—	34.2	(2.5)	—	(31.7)	—
Exchange of Carlyle Holdings units for common units	1.2	—	11.4	(0.8)	—	(10.6)	—
Units repurchased	(1.0)	—	(22.5)	—	—	—	(22.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	0.6	—	—	—	0.6
Equity-based compensation	—	—	13.1	—	—	26.8	39.9
Issuances of common units for equity-based awards	6.4	—	—	—	—	—	—
Contributions	—	—	—	—	15.6	—	15.6
Distributions	—	(5.9)	(49.9)	—	(11.0)	(99.1)	(165.9)
Net income	—	23.8	68.4	—	10.5	149.3	252.0
Redemption of preferred units (see Note 12)	—	(405.4)	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	(11.2)	—	(11.2)
Currency translation adjustments	—	—	—	(9.9)	(2.3)	(19.2)	(31.4)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	1.6	—	3.0	4.6
Defined benefit plans, net	—	—	—	0.3	—	0.6	0.9
Balance at September 30, 2019	117.3	$—	$976.5	$(89.1)	$310.1	$2,098.0	$3,295.5

	Common Units	Preferred Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital
Balance at December 31, 2018	107.7	$387.5	$673.4	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	49.6	(3.8)	—	(45.8)	—
Exchange of Carlyle Holdings units for common units	1.6	—	14.7	(1.1)	—	(13.6)	—
Units repurchased	(1.6)	—	(34.5)	—	—	—	(34.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	1.0	—	—	—	1.0
Equity-based compensation	—	—	37.3	—	—	76.7	114.0
Issuances of common units for equity-based awards	9.6	—	—	—	—	—	—
Contributions	—	—	—	—	24.7	—	24.7
Distributions	—	(17.7)	(118.4)	—	(65.3)	(242.3)	(443.7)
Net income	—	35.6	353.6	—	45.8	789.8	1,224.8
Redemption of preferred units (see Note 12)	—	(405.4)	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	(11.2)	—	(11.2)
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	(0.2)	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	(7.6)	(8.1)	(14.5)	(30.2)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	5.6	—	11.4	17.0
Defined benefit plans, net	—	—	—	1.1	—	2.3	3.4
Balance at September 30, 2019	117.3	$—	$976.5	$(89.1)	$310.1	$2,098.0	$3,295.5

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(171.8)	$1,224.8
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38.9	44.9
Equity-based compensation	78.3	107.8
Non-cash performance allocations and incentive fees	(239.6)	(242.0)
Non-cash principal investment (income) loss	646.3	(775.1)
Other non-cash amounts	(3.5)	8.0
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	219.2	(18.8)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(180.3)	25.7
Purchases of investments by Consolidated Funds	(2,049.1)	(1,399.0)
Proceeds from sale and settlements of investments by Consolidated Funds	1,571.4	1,742.5
Non-cash interest income, net	(4.6)	(2.7)
Change in cash and cash equivalents held at Consolidated Funds	(258.2)	49.1
Change in other receivables held at Consolidated Funds	(20.0)	64.5
Change in other liabilities held at Consolidated Funds	149.4	(289.3)
Other non-cash amounts of Consolidated Funds	0.4	—
Purchases of investments	(214.1)	(216.5)
Payment of purchase price adjustment in Fortitude Re	(79.6)	—
Proceeds from the sale of investments	233.6	305.2
Changes in deferred taxes, net	4.7	21.6
Change in due from affiliates and other receivables	(8.3)	57.8
Change in deposits and other	(1.3)	(6.3)
Change in accounts payable, accrued expenses and other liabilities	(57.5)	(64.6)
Change in accrued compensation and benefits	73.0	99.3
Change in due to affiliates	(31.5)	0.3
Change in lease right-of-use assets and lease liabilities	(6.7)	(17.1)
Change in deferred revenue	200.3	203.9
Net cash (used in) provided by operating activities	(110.6)	924.0
Cash flows from investing activities
Purchases of fixed assets, net	(37.3)	(17.5)
Net cash used in investing activities	(37.3)	(17.5)
Cash flows from financing activities
Borrowings under credit facilities	287.1	42.3
Repayments under credit facilities	(300.6)	(17.0)
Issuance of 3.500% senior notes due 2029, net of financing costs	—	421.6
Repayment of term loan	—	(25.0)
Payments on debt obligations	(2.7)	(44.9)
Proceeds from debt obligations, net of financing costs	20.5	40.9
Net borrowings (payments) on loans payable of Consolidated Funds	594.6	(161.7)
Payments of contingent consideration	(0.3)	(0.2)
Dividends to common stockholders	(262.9)	(118.4)
Distributions to preferred unitholders	—	(17.7)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(242.3)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Contributions from non-controlling interest holders	24.2	24.7
Distributions to non-controlling interest holders	(53.5)	(42.9)
Common shares repurchased	(26.4)	(34.5)
Change in due to/from affiliates financing activities	40.9	147.1
Net cash provided by (used in) financing activities	252.1	(28.0)
Effect of foreign exchange rate changes	6.6	(11.0)
Increase in cash, cash equivalents and restricted cash	110.8	867.5
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$938.8	$1,505.8
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$53.9	$—
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$—	$45.8
Non-cash distributions to non-controlling interest holders	$—	$(22.4)
Net asset impact of deconsolidation of Consolidated Funds	$—	$(24.3)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$6.1
Tax receivable agreement liability	$—	$5.1
Total partners’ capital	$—	$1.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$938.4	$1,489.8
Restricted cash	0.4	16.0
Total cash, cash equivalents and restricted cash, end of period	$938.8	$1,505.8

Cash and cash equivalents held at Consolidated Funds	$377.8	$124.1
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). As a result of the Conversion, each common unit was converted into a share of common stock. Under the laws of its incorporation, The Carlyle Group Inc. is deemed to be the same entity as The Carlyle Group L.P. (the “Partnership”). Unless the context suggests otherwise, references to “Carlyle” or the “Company,” refer to (i) The Carlyle Group Inc. and its consolidated subsidiaries following the Conversion and (ii) The Carlyle Group L.P. and its consolidated subsidiaries prior to the Conversion. Because the Conversion became effective January 1, 2020, the accompanying consolidated financial statements as of December 31, 2019 and for the three and nine months ended September 30, 2019 and related notes reflect the results of a partnership, and not a corporation.
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
As of September 30, 2020, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $5.9 billion and $5.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2020, the Company held $144.9 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Investments	$957.4	$1,029.5
Accrued performance revenues	132.2	160.2
Management fee receivables	49.3	35.4
Total	$1,138.9	$1,225.1
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2020 and December 31, 2019.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, which includes assessing the collectibility of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.

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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amounts of assets or the aggregate principal amount of the notes in the CLO and are due quarterly based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements and are subject to deferral under certain conditions, such as credit rating downgrades. During the three months ended September 30, 2020, the Company fully recognized approximately $7.0 million of subordinated management fees on its CLOs (after the effect of consolidated CLOs) that had been deferred during the six months ended June 30, 2020 due to improvement in the underlying CLO portfolios. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents.
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
As of September 30, 2020 and December 31, 2019, management fee receivables were $97.9 million and $88.8 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. Transaction fees also include underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Capital Solutions (“CCS”). Fund management fees include transaction and portfolio advisory fees of $3.9 million and $9.9 million for the three months ended September 30, 2020 and 2019, respectively, and $25.5 million and $33.0 million for the nine months ended September 30, 2020 and 2019, respectively, net of any offsets as defined in the respective partnership agreements.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $50.8 million and $49.8 million for the three months ended September 30, 2020 and 2019, respectively, and $155.0 million and $144.5 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Reimbursable fund expenses receivables,
•Management fee receivables,
•Incentive fee receivables,
•Transaction fee receivables,
•Portfolio fee receivables, and
•Notes receivable.
The Company generally utilizes either historical credit loss information or discounted cash flows to calculate expected credit losses for each pool. The Company’s receivables are predominantly with its investment funds, which have low risk of credit loss based on the Company’s historical experience. Historical credit loss data may be adjusted for current conditions and reasonable and supportable forecasts, including the Company’s expectation of near-term realization based on the liquidity of the affiliated investment funds. Therefore the adoption of ASU 2016-13 did not have a material impact to the accompanying unaudited condensed consolidated financial statements.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2020 and December 31, 2019, the Company had recorded a liability of $2.2 billion and $2.0 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2020, $64.5 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.7 million and $3.9 million during the three months ended September 30, 2020 and 2019, respectively, and $10.9 million and $11.6 million during the nine months ended September 30, 2020 and 2019, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the nine months ended September 30, 2020 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2020 and December 31, 2019 were as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Currency translation adjustments	$(216.1)	$(85.1)
Unrealized losses on defined benefit plans	(21.0)	(6.6)
Fortitude Re available-for-sale securities	—	6.5
Total	$(237.1)	$(85.2)
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
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(2.6) million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $18.9 million and $(5.0) million for the nine months ended September 30, 2020 and 2019, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2020:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$79.7	$79.7
Bonds	—	—	461.9	461.9
Loans	—	—	4,873.2	4,873.2
	—	—	5,414.8	5,414.8
Investments in CLOs and other:
Investments in CLOs and other	—	—	572.5	572.5
Partnership and LLC interests(1)	—	—	15.0	15.0
	—	—	587.5	587.5
Total	$—	$—	$6,002.3	$6,002.3
Liabilities
Loans payable of Consolidated Funds(2)	$—	$—	$5,181.7	$5,181.7
Foreign currency forward contracts	—	0.9	—	0.9
Total	$—	$0.9	$5,181.7	$5,182.6

(1)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days.
(2)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

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

(1)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s co-executive chairmen of the board, chairman emeritus, chief executive officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations is reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest”.
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
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2020
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$108.8	$438.4	$4,034.0	$530.5	$5,111.7
Purchases	0.4	68.6	933.7	23.8	1,026.5
Sales and distributions	(33.5)	(98.6)	(261.7)	(8.1)	(401.9)
Settlements	—	—	(89.0)	—	(89.0)
Realized and unrealized gains (losses), net
Included in earnings	4.0	34.9	126.0	32.2	197.1
Included in other comprehensive income	—	18.6	130.2	9.1	157.9
Balance, end of period	$79.7	$461.9	$4,873.2	$587.5	$6,002.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.0	$31.1	$108.0	$32.2	$175.3
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$14.5	$119.9	$9.1	$143.5

	Financial Assets
	Nine Months Ended September 30, 2020
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Purchases	87.8	209.5	1,751.8	147.5	2,196.6
Sales and distributions	(33.7)	(313.5)	(941.4)	(64.4)	(1,353.0)
Settlements	—	—	(282.8)	—	(282.8)
Realized and unrealized gains (losses), net
Included in earnings	6.2	(26.1)	(204.1)	12.8	(211.2)
Included in other comprehensive income	—	17.9	135.9	(4.6)	149.2
Balance, end of period	$79.7	$461.9	$4,873.2	$587.5	$6,002.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.1	$(22.7)	$(193.2)	$12.8	$(197.0)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$14.6	$110.3	$(4.6)	$120.3

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

 (1) As a result of the consolidation of one CLO during the nine months ended September 30, 2019, the investment that the Company held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of two CLOs during the nine months ended September 30, 2019, the investments that the Company held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2020	2019
Balance, beginning of period	$4,412.0	$4,506.3
Borrowings	745.2	493.9
Paydowns	(1.3)	(615.3)
Sales	(260.4)	—
Realized and unrealized (gains) losses, net
Included in earnings	139.1	2.5
Included in other comprehensive income	147.1	(156.0)
Balance, end of period	$5,181.7	$4,231.4
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$139.1	$(1.1)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$147.1	$—

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$4,685.2	$4,840.1
Deconsolidation/consolidation of funds	—	(285.9)
Borrowings	1,886.9	754.4
Paydowns	(1,092.0)	(916.1)
Sales	(260.4)	—
Realized and unrealized (gains) losses, net
Included in earnings	(188.5)	37.6
Included in other comprehensive income	150.5	(198.7)
Balance, end of period	$5,181.7	$4,231.4
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(203.4)	$(30.2)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$158.9	$—

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2020:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2020
Assets
Investments of Consolidated Funds:
Equity securities	$2.0	Consensus Pricing	Indicative Quotes ($ per share)	0.00 -0.27 (0.05)
	77.7	Discounted Cash Flow	Discount Rates	7% - 8% (7%)

Bonds	461.9	Consensus Pricing	Indicative Quotes (% of Par)	3 - 106 (92)
Loans	4,873.2	Consensus Pricing	Indicative Quotes (% of Par)	3 - 103 (94)
	5,414.8
Investments in CLOs and other:
Senior secured notes	426.0	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	90 - 1,900 (231)
			Default Rates	3% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	56 - 102 (97)
Subordinated notes and preferred shares	44.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	14% - 26% (20%)
			Default Rates	3% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	21 - 92 (38)
Partnership and LLC interests	15.0	NAV of Underlying Fund (1)	N/A	N/A
BDC preferred shares	57.6	Discounted Cash Flow	Discount Rates	7% - 7% (7%)
Aviation subordinated notes	7.3	Discounted Cash Flow	Discount Rates	22% - 22% (22%)
Loans	36.9	Consensus Pricing	Indicative Quotes (% of Par)	98 - 100 (99)
Total	$6,002.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,002.8	Other (2)	N/A	N/A
Subordinated notes and preferred shares	178.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	14% - 26% (20%)
			Default Rates	3% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	21 - 65 (41)
Total	$5,181.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations	$4,184.2	$3,855.6
Principal equity method investments, excluding performance allocations	1,699.4	2,443.6
Principal investments in CLOs and other	600.6	505.2
Total	$6,484.2	$6,804.4

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$2,820.2	$2,107.5
Real Assets	523.1	764.4
Global Credit	86.5	136.9
Investment Solutions (1)	754.4	846.8
Total	$4,184.2	$3,855.6
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
Approximately 40% and 26% of accrued performance allocations at September 30, 2020 and December 31, 2019, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Corporate Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$(0.6)	$(5.0)
Real Assets	(16.9)	(17.2)
Total	$(17.5)	$(22.2)

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

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Corporate Private Equity	$428.1	$420.1
Real Assets	582.7	601.7
Global Credit	646.4	1,299.6
Investment Solutions (1)	42.2	122.2
Total	$1,699.4	$2,443.6
(1) Principal equity method investments for Investment Solutions as of December 31, 2019 includes approximately $66.0 million related to certain entities which were deconsolidated during the nine months ended September 30, 2020.

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
Prior to the Control Transaction, the Company’s investment was accounted for under the equity method of accounting by recognizing its pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income in the unaudited condensed consolidated statements of operations. These amounts are inclusive of unrealized gains (losses) related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of March 31, 2020 and December 31, 2019, the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company’s investment in Fortitude Holdings was $1,077.9 million and $1,200.9 million, respectively, which reflected $539.1 million and $628.2 million of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. During the three and nine months months ended September 30, 2020, the Company recognized principal investment income (loss) of $28.7 million and $(703.9) million. As of September 30, 2020, the Company’s investment in Carlyle FRL was $542.3 million, relative to its cost of $465.4 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings. Refer to Note 4 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 for summarized financial information of Fortitude Holdings for the three and six months ended June 30, 2020 and 2019, given the significance of the results of Fortitude Holdings relative to the Company’s results prior to the contribution of its interest to Carlyle FRL.
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
The Company’s investments in NGP as of September 30, 2020 and December 31, 2019 are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Investment in NGP Management	$376.1	$383.6
Principal investments in NGP funds	49.8	67.9
Total investments in NGP	$425.9	$451.5
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and nine months ended September 30, 2020 and 2019.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.6	$23.6	$56.8	$75.2
Expenses related to the investment in NGP Management	(2.9)	(2.7)	(8.6)	(7.9)
Amortization of basis differences from the investment in NGP Management	(1.1)	(1.5)	(3.2)	(4.3)
Net investment income from NGP Management	$14.6	$19.4	$45.0	$63.0
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $5.3 million and $8.5 million as of September 30, 2020 and December 31, 2019, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. There were no net investment earnings (losses) related to these performance allocations for the three and nine months ended September 30, 2020. The Company recognized net investment earnings (losses) related to these performance allocations of $(81.6) million and $(111.5) million for the three and nine months ended September 30, 2019, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $0.9 million and $(3.8) million for the three months ended September 30, 2020 and 2019, respectively, and $(14.0) million and $(7.4) million for the nine months ended September 30, 2020 and 2019, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of September 30, 2020 and December 31, 2019 were $600.6 million and $505.2 million, respectively, and primarily consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 5). As of September 30, 2020, principal investments in CLOs and other investments also includes the Company’s investment in the preferred securities of TCG BDC, Inc. (“TCG BDC”), a Carlyle-affiliated business development company, of $57.6 million (see Note 8).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Performance allocations
Realized	$86.8	$117.6	$415.7	$189.0
Unrealized	390.6	(5.2)	315.9	520.1
	477.4	112.4	731.6	709.1
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	26.9	30.9	105.3	157.4
Unrealized	48.8	185.8	(756.3)	699.8
	75.7	216.7	(651.0)	857.2
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.3	(0.5)	0.5	0.6
Unrealized	30.7	(4.0)	(8.7)	(1.8)
	31.0	(4.5)	(8.2)	(1.2)
Total	$584.1	$324.6	$72.4	$1,565.1
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$291.6	$(53.8)	$852.2	$161.5
Real Assets	45.0	54.6	(126.2)	313.6
Global Credit	16.3	4.1	(24.0)	28.2
Investment Solutions	124.5	107.5	29.6	205.8
Total	$477.4	$112.4	$731.6	$709.1

Approximately 46%, or $217.9 million, of performance allocations for the three months ended September 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $141.7 million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $112.4 million.
Performance allocations for the nine months ended September 30, 2020 are primarily related to Carlyle Partners VI, L.P. (Corporate Private Equity segment) with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income) of $773.4 million. In addition to Carlyle Partners VI, L.P., performance

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

allocations of $129.9 million, for the nine months ended September 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $323.5 million, and
•Carlyle International Energy Partners I, L.P. (Real Assets segment) - $(144.9) million.
Approximately 33%, or $37.0 million, of performance allocations for the three months ended September 30, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $58.1 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $55.5 million,
•Carlyle Asia Partners V, L.P. (Corporate Private Equity segment) - $39.3 million,
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $31.9 million,
•Carlyle Europe Technology Partners III, L.P. (Corporate Private Equity segment) - $26.5 million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $20.3 million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $14.3 million,
•Carlyle Strategic Partners IV, L.P. (Global Credit segment) - $(4.7) million,
•Carlyle Europe Partners IV, L.P. (Corporate Private Equity segment) - $(33.0) million, and
•Carlyle Asia Partners IV, L.P. (Corporate Private Equity segment) - $(91.9) million.
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
Additionally, $(79.3) million in total revenue was recognized in our investment in NGP XI for the nine months ended September 30, 2019.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$19.6	$1.5	$27.1	$13.2
Real Assets	21.1	(64.3)	33.6	29.6
Global Credit	33.9	277.5	(709.9)	803.4
Investment Solutions	1.1	2.0	(1.8)	11.0
Total	$75.7	$216.7	$(651.0)	$857.2
The principal investment income (loss) in Global Credit for the three and nine months ended September 30, 2020 includes $28.7 million and $(703.9) million, respectively, from our equity method investment in Fortitude Holdings. The principal investment income (loss) in Global Credit for the three and nine months ended September 30, 2019 includes $281.6 million and $808.9 million, respectively, from our equity method investment in Fortitude Holdings.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2020, the Company formed two new CLO for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Interest income from investments	$50.8	$49.8	$155.0	$144.5
Other income	5.5	1.5	9.5	5.0
Total	$56.3	$51.3	$164.5	$149.5

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$163.1	$0.6	$(219.2)	$18.8
Gains (losses) from liabilities of CLOs	(139.2)	(2.5)	180.3	(25.7)
Total	$23.9	$(1.9)	$(38.9)	$(6.9)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized gains (losses)	$(9.6)	$1.9	$(49.9)	$(9.5)
Net change in unrealized gains (losses)	172.7	(1.3)	(169.3)	28.3
Total	$163.1	$0.6	$(219.2)	$18.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	September 30, 2020		December 31, 2019
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Global Credit Revolving Credit Facility	$22.3	$22.3	$35.8	$35.8
CLO Borrowings (See below)	350.0	347.8	324.9	324.0
3.875% Senior Notes Due 2/01/2023	250.0	249.4	250.0	249.3
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.0	350.0	345.8
3.500% Senior Notes Due 9/19/2029	425.0	421.0	425.0	420.7
Total debt obligations	$1,997.3	$1,987.1	$1,985.7	$1,976.3

Senior Credit Facility
The Company has entered into a senior credit facility which was amended and restated on February 11, 2019 (the “amended and restated senior credit facility”). The amended and restated senior credit facility includes $775.0 million in a revolving credit facility, which is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated senior credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (at September 30, 2020, the interest rate was 1.40%). The Company borrowed and repaid $250.0 million under the revolving credit facility during the nine months ended September 30, 2020. There were no amounts outstanding at September 30, 2020. Interest expense under the revolving credit facility was not significant for the three and nine months ended September 30, 2020.
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
During the three and nine months ended September 30, 2020, the Company borrowed $23.3 million and $37.1 million, respectively, and repaid $5.0 million and $50.6 million, respectively, under the credit facility. As of September 30, 2020, there was $22.3 million outstanding under this facility. Interest expense was not significant for the three and nine months ended September 30, 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2020	Borrowing Outstanding December 31, 2019	Maturity Date (1)	Interest Rate as of September 30, 2020
February 28, 2017	$77.5	$75.3	November 17, 2031	2.33%	(2)
April 19, 2017	22.7	22.9	April 22, 2031	2.20%	(3) (14)
June 28, 2017	22.9	22.9	July 22, 2031	2.19%	(4) (14)
August 2, 2017	22.7	22.8	July 23, 2029	2.08%	(5) (14)
August 2, 2017	20.4	19.5	August 3, 2022	1.75%	(6)
August 14, 2017	22.4	22.6	August 15, 2030	2.11%	(7) (14)
November 30, 2017	22.7	22.7	January 16, 2030	2.01%	(8)(14)(16)
December 6, 2017	19.0	19.1	October 16, 2030	1.92%	(9)(14)(16)
December 7, 2017	20.8	20.8	January 19, 2029	1.64%	(10)(14)(16)
January 30, 2018	19.2	19.2	January 22, 2030	1.90%	(11)(14)(16)
March 1, 2018	15.2	15.3	January 15, 2031	1.83%	(12)(14)(16)
March 15, 2019	21.7	20.8	March 15, 2032	2.63%	(13)
August 20, 2019	21.9	21.0	August 15, 2032	2.52%	(15)
September 15, 2020	20.9	—	April 15, 2033	1.59%	(15)
	$350.0	$324.9

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €66.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at LIBOR plus 1.932%.
(4)     Incurs interest at LIBOR plus 1.923%.
(5)    Incurs interest at LIBOR plus 1.808%.
(6)    Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Company.
(7)    Incurs interest at LIBOR plus 1.848%.
(8)    Incurs interest at LIBOR plus 1.731%.
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

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended September 30, 2020 and 2019 was $1.9 million and $2.8 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $6.6 million and $8.7 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2020 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €66.1 million term loan ($77.5 million at September 30, 2020) to the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2020).

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
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2020, €45.0 million of the CLO Financing Facility remained available.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2020	December 31, 2019	2020	2019	2020	2019
3.875% Senior Notes Due 2/1/2023 (2)(6)	$250.0	$268.9	$262.8	$2.5	$2.5	$7.5	$7.3
5.625% Senior Notes Due 3/30/2043 (3)	600.0	750.3	713.4	8.4	8.3	25.3	25.1
5.650% Senior Notes Due 9/15/2048 (4)	350.0	454.2	424.0	5.0	4.9	14.9	14.8
3.500% Senior Notes Due 9/19/2029 (5)	425.0	463.3	430.2	3.8	0.5	11.5	0.5
				$19.7	$16.2	$59.2	$47.7
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
Promissory Notes
Promissory Notes Due July 15, 2019
In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (disclosed in Note 7), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the nine months ended September 30, 2019.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2020.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2020 and December 31, 2019, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,233.8	$5,002.8	1.75%		10.63
Subordinated notes, preferred shares and other	140.9	178.9	N/A	(1)	10.36
Total	$5,374.7	$5,181.7

	As of December 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,534.3	$4,446.4	1.87%		10.78
Subordinated notes, preferred shares and other	214.9	238.8	N/A	(1)	10.90
Total	$4,749.2	$4,685.2

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2020 and December 31, 2019, the fair value of the CLO assets was $5.8 billion and $5.2 billion, respectively.
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,154.3	$2,038.2
Accrued bonuses	354.3	265.1
Employment-based contingent cash consideration	45.8	31.4
Other	129.8	161.8
Total	$2,684.2	$2,496.5
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized	$50.0	$63.6	$245.7	$132.0
Unrealized	200.6	29.0	98.0	259.6
Total	$250.6	$92.6	$343.7	$391.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2020 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,122.5
Real Assets	872.2
Global Credit	319.5
Investment Solutions	232.1
Total	$3,546.3
Of the $3.5 billion of unfunded commitments, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. Additionally as of September 30, 2020, certain subsidiaries of the Company had $19.5 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Capital Solutions platform.
Guaranteed Loans
In December 2019, the Company entered into an agreement with a financial institution pursuant to which the
Company provided a guarantee on a revolving credit facility with a temporary borrowing capacity of $130.0 million for a fund in the Real Assets segment, which is scheduled to expire in December 2020. The outstanding balance, which was $83.5 million as of September 30, 2020, is secured by uncalled capital commitments of the fund’s limited partners. The Company has not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements. The investment fund issued a capital call to its limited partners, which is due October 30, 2020, the proceeds from which will be used to repay outstanding amounts.
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 2.74%, respectively, as of September 30, 2020). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of September 30, 2020, approximately $13.0 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements. The Program replaced a similar agreement with another financial institution, and as of September 30, 2020, approximately $0.7 million remained outstanding and guaranteed by the Company under that previous agreement.
Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which is approximately $30.6 million as of September 30, 2020. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $17.5 million at September 30, 2020 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2020. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2020 related to giveback obligations. As of December 31, 2019, the Company recorded $1.4 million of unbilled receivables from former and current employees and senior

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle professionals related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $172.8 million and $164.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2020 and December 31, 2019, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2020, approximately $9.4 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million.
During the year ended December 31, 2019, the Company paid $41.3 million to satisfy giveback obligations related to two of its Legacy Energy funds. Approximately $22.1 million of these obligations was paid by current and former senior Carlyle professionals and $19.2 million by the Company.
If, at September 30, 2020, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.4 billion, on an after-tax basis where applicable, of which approximately $0.2 billion would be the responsibility of current and former senior Carlyle professionals.
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
In June 2018, the Company entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Company exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Company is scheduled to relocate one of its New York City offices in December 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Company incurred a charge of $63.5 million (including transaction costs) during 2018 related to the assignment of an existing office lease in New York City. The charge is expected to be paid over approximately 15 years beginning in December 2020. This charge (excluding $3.5 million of transaction costs paid) was accounted for as a lease incentive, and is included in accounts payable, accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets, since the lease has not yet commenced. Upon commencement, this liability will be presented as a reduction of the lease right-of-use asset.
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$12.1	$12.3	$35.8	$36.6
Sublease income	(0.6)	(0.7)	(1.8)	(1.7)
Total operating lease cost	$11.5	$11.6	$34.0	$34.9

Cash paid for amounts included in the measurement of operating lease liabilities	$13.4	$14.6	$42.2	$44.7

Weighted-average remaining lease term			9.4 years	9.6 years
Weighted-average discount rate			5.3%	5.3%

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$15.3
2021	46.2
2022	58.8
2023	53.4
2024	50.8
Thereafter	442.0
Total lease payments	$666.5
Less payments for leases that have not yet commenced	(333.5)
Less imputed interest	(68.0)
Total lease liabilities	$265.0
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
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. In June 2020, the Court of Appeals affirmed the decision dismissing the case. On June 24, 2020, plaintiffs filed a motion for rehearing with the Court of Appeals. On June 30, 2020, the Court of Appeals denied that motion. Plaintiffs filed an appeal to the New Mexico Supreme Court. On October 9, 2020, the New Mexico Supreme Court denied Foy’s petition for certiorari.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. On April 2, 2020, the parties entered into a binding Heads of Agreement and on April 21 executed a definitive settlement agreement, which received court approval on May 1, 2020. Pursuant to this agreement, the Company retains the amounts already received from the plaintiff to reimburse the Company for legal fees and expenses incurred to defend against the claims (approximately £23.3 million) and received the funds deposited as security with the Privy Council (approximately £850,000). All claims have now been dismissed. The Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying unaudited condensed consolidated statements of operations during the nine months ended September 30, 2020.
A Luxembourg subsidiary of CEREP I, a real estate fund, was involved in a tax dispute with the French authorities beginning in 2010 relating to whether gain from the sale of an investment was taxable in France. In April 2015, the French tax court issued an opinion in this matter adverse to CEREP I, holding the Luxembourg subsidiary of CEREP I liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). CEREP I paid approximately €30 million of the tax obligations and the Company paid the remaining approximately €75 million in its capacity as a guarantor.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2020, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Accrued incentive fees	$8.6	$8.2
Unbilled receivable for giveback obligations from current and former employees	—	1.4
Notes receivable and accrued interest from affiliates	10.2	10.5
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	228.4	253.8
Total	$247.2	$273.9
Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of September 30, 2020. The accrued and charged interest to the affiliates was not significant for any period presented.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Due to non-consolidated affiliates	$48.3	$65.6
Deferred consideration for Carlyle Holdings units	266.0	332.7
Amounts owed under the tax receivable agreement	107.4	107.3
Other	26.3	36.5
Total	$448.0	$542.1
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $0.9 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $4.2 million and $5.6 million for the nine months ended September 30, 2020 and 2019, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of cumulative convertible preferred stock from TCG BDC in a private placement at a price of $25 per share (the “BDC Preferred Shares”). Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional shares of BDC Preferred Stock. During the nine months ended September 30, 2020, the Company recorded $1.4 million for the cash dividends declared by TCG BDC, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $57.6 million as of September 30, 2020 and included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The impact of the Conversion to the Company’s net deferred tax assets is based on information currently available; however, the impact of the Conversion cannot be fully determined until the analysis of the tax and book basis of underlying assets of certain partnerships is complete using the Company’s final 2019 tax return information. Any differences from the current estimates will be recorded to the provision (benefit) for income taxes in future quarters.
The effect of the exchange of Carlyle Holdings units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Conversion is accounted for as a transaction with non-controlling shareholders, the direct tax effects of which are recorded in equity. The effect of the termination of the status of the Company as a partnership for U.S. tax purposes in the Conversion is accounted for as a change in tax status and the related deferred tax effects are recorded in the provision (benefit) for income taxes in the nine months ended September 30, 2020. Of the estimated $143.9 million net reduction in the net deferred tax asset of the Company resulting from the Conversion, $90.3 million of expense was recorded in the provision (benefit) for income taxes and $53.6 million recorded directly as a reduction to equity in the nine months ended September 30, 2020.
The Company’s provision (benefit) for income taxes was $82.4 million and $9.4 million for the three months ended September 30, 2020 and 2019, respectively, and $54.7 million and $48.9 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the provision for income taxes reflects a tax benefit of $35.6 million related to the net loss recorded during the period, net of the $90.3 million expense discussed above related to Conversion. The Company’s effective tax rate was approximately 20% and 4% for the three months ended September 30, 2020 and 2019, respectively, and (47)% and 4% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period. In periods prior to the Conversion, the effective tax rate differs from the statutory rate because of the Company’s status as a partnership.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2019. Foreign tax returns are generally subject to audit from 2011 to 2019. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$5.2	$0.1
Non-Carlyle interests in majority-owned subsidiaries	208.2	324.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	5.3	8.9
Non-controlling interests in consolidated entities	$218.7	$333.5
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$2.8	$—	$6.2	$11.2
Non-Carlyle interests in majority-owned subsidiaries	34.5	9.7	(7.2)	27.2
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.1)	0.8	(0.2)	7.4
Non-controlling interests in income (loss) of consolidated entities	$37.2	$10.5	$(1.2)	$45.8

11. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$295,500,000	$295,500,000	$(170,600,000)	$(170,600,000)
Weighted-average common shares outstanding	351,567,631	358,405,845	349,468,329	349,468,329
Net income (loss) per common share	$0.84	$0.82	$(0.49)	$(0.49)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$68,400,000	$68,400,000	$353,600,000	$353,600,000
Weighted-average common shares outstanding	114,930,365	124,875,070	111,547,969	120,558,967
Net income per common share	$0.60	$0.55	$3.17	$2.93

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	351,567,631	351,567,631	349,468,329	349,468,329
Unvested restricted stock units	—	4,589,870	—	—
Issuable Carlyle Group Inc. common shares	—	2,248,344	—	—
Weighted-average common shares outstanding	351,567,631	358,405,845	349,468,329	349,468,329

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	114,930,365	114,930,365	111,547,969	111,547,969
Unvested restricted stock units	—	9,126,544	—	8,105,944
Issuable Carlyle Group Inc. common shares	—	818,161	—	905,054
Weighted-average common shares outstanding	114,930,365	124,875,070	111,547,969	120,558,967
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting restricted stock units. All such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders for the nine months ended September 30, 2020.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common share in 2019, the Company considered that net income available to holders of common shares would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 229,954,310 of vested Carlyle Holdings partnership units and 7,568 of unvested Carlyle Holdings partnership units for the three months ended September 30, 2019 and 230,504,999 of vested Carlyle Holdings partnership units and 3,560 of unvested Carlyle Holdings partnership units for the nine months ended September 30, 2019 were antidilutive, and therefore have been excluded.

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
Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. The Company did not repurchase any shares of common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares with all of the repurchases done via open market and brokered transactions. As of September 30, 2020, $139.1 million of repurchase capacity remains under the program.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share (1)	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
February 18, 2020	February 25, 2020	0.25	87.4
Total 2019 Dividend Year		$1.18	$194.8

May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
Total 2020 Dividend Year (through Q3 2020)		$0.75	$263.9
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2020 and a summary of changes for the nine months ended September 30, 2020, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2019	14,622,159	$17.09	788,290	$20.30
Granted	3,422,872	$29.39	299,401	$33.40
Vested	6,861,984	$17.38	339,347	$20.63
Forfeited	2,320,048	$19.10	—	$—
Balance, September 30, 2020	8,862,999	$19.83	748,344	$25.39
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
The Company recorded compensation expense for restricted stock units of $18.7 million and $36.5 million for the three months ended September 30, 2020 and 2019, respectively, with $4.5 million and $3.2 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense for restricted stock units of $78.3 million and $107.6 million for the nine months ended September 30, 2020 and 2019, respectively, with $19.5 million and $9.9 million of corresponding deferred tax benefits, respectively. As of September 30, 2020, the total unrecognized equity-based compensation expense related to unvested restricted stock units is $139.4 million, which is expected to be recognized over a weighted-average term of 2.0 years.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s four reportable segments for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$180.7	$67.4	$86.2	$54.8	$389.1
Portfolio advisory and transaction fees, net and other	3.2	0.3	1.6	—	5.1
Total fund level fee revenues	183.9	67.7	87.8	54.8	394.2
Realized performance revenues	58.3	12.2	—	16.3	86.8
Realized principal investment income	5.0	2.5	4.5	0.8	12.8
Interest income	0.2	0.1	2.3	0.1	2.7
Total revenues	247.4	82.5	94.6	72.0	496.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	91.2	31.3	52.5	30.3	205.3
Realized performance revenues related compensation	27.0	5.9	—	14.0	46.9
Total compensation and benefits	118.2	37.2	52.5	44.3	252.2
General, administrative, and other indirect expenses	28.2	12.2	12.0	9.6	62.0
Depreciation and amortization expense	3.8	1.5	1.8	1.1	8.2
Interest expense	9.7	4.0	6.3	2.3	22.3
Total expenses	159.9	54.9	72.6	57.3	344.7
Distributable Earnings	$87.5	$27.6	$22.0	$14.7	$151.8
(-) Realized Net Performance Revenues	31.3	6.3	—	2.3	39.9
(-) Realized Principal Investment Income	5.0	2.5	4.5	0.8	12.8
(+) Net Interest	9.5	3.9	4.0	2.2	19.6
(=) Fee Related Earnings	$60.7	$22.7	$21.5	$13.8	$118.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$556.9	$222.4	$237.5	$140.2	$1,157.0
Portfolio advisory and transaction fees, net and other	9.9	0.9	19.4	—	30.2
Total fund level fee revenues	566.8	223.3	256.9	140.2	1,187.2
Realized performance revenues	152.4	99.3	26.5	132.4	410.6
Realized principal investment income	29.4	4.6	14.9	1.9	50.8
Interest income	1.7	0.9	8.0	0.6	11.2
Total revenues	750.3	328.1	306.3	275.1	1,659.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	280.2	102.6	156.1	80.3	619.2
Realized performance revenues related compensation	69.5	44.9	12.2	125.0	251.6
Total compensation and benefits	349.7	147.5	168.3	205.3	870.8
General, administrative, and other indirect expenses	68.4	46.8	30.7	22.5	168.4
Depreciation and amortization expense	11.6	4.6	5.2	3.4	24.8
Interest expense	29.9	13.5	20.2	7.0	70.6
Total expenses	459.6	212.4	224.4	238.2	1,134.6
Distributable Earnings	$290.7	$115.7	$81.9	$36.9	$525.2
(-) Realized Net Performance Revenues	82.9	54.4	14.3	7.4	159.0
(-) Realized Principal Investment Income	29.4	4.6	14.9	1.9	50.8
(+) Net Interest	28.2	12.6	12.2	6.4	59.4
(=) Fee Related Earnings	206.6	69.3	64.9	34.0	374.8
Segment assets as of September 30, 2020	$4,221.0	$1,348.4	$1,800.1	$1,091.1	$8,460.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s four reportable segments for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$192.2	$78.1	$75.6	$38.7	$384.6
Portfolio advisory and transaction fees, net and other	8.7	(0.1)	2.5	—	11.1
Total fund level fee revenues	200.9	78.0	78.1	38.7	395.7
Realized performance revenues	33.3	65.0	0.9	19.1	118.3
Realized principal investment income	1.8	3.9	2.2	(0.6)	7.3
Interest income	1.7	0.8	3.6	0.4	6.5
Total revenues	237.7	147.7	84.8	57.6	527.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	92.6	33.1	43.9	24.5	194.1
Realized performance revenues related compensation	14.9	29.2	—	16.5	60.6
Total compensation and benefits	107.5	62.3	43.9	41.0	254.7
General, administrative, and other indirect expenses	34.8	16.7	20.9	8.6	81.0
Depreciation and amortization expense	5.7	2.2	2.4	1.5	11.8
Interest expense	8.0	3.2	6.5	1.9	19.6
Total expenses	156.0	84.4	73.7	53.0	367.1
Distributable Earnings	$81.7	$63.3	$11.1	$4.6	$160.7
(-) Realized Net Performance Revenues	18.4	35.8	0.9	2.6	57.7
(-) Realized Principal Investment Income	1.8	3.9	2.2	(0.6)	7.3
(+) Net Interest	6.3	2.4	2.9	1.5	13.1
(=) Fee Related Earnings	$67.8	$26.0	$10.9	$4.1	$108.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$572.5	$261.3	$229.6	$117.3	$1,180.7
Portfolio advisory and transaction fees, net and other	23.5	3.7	8.8	—	36.0
Total fund level fee revenues	596.0	265.0	238.4	117.3	1,216.7
Realized performance revenues	67.9	94.5	1.0	46.0	209.4
Realized principal investment income	0.5	75.6	8.2	1.0	85.3
Interest income	4.1	2.0	10.8	1.1	18.0
Total revenues	668.5	437.1	258.4	165.4	1,529.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	290.4	102.9	140.0	70.2	603.5
Realized performance revenues related compensation	30.7	52.4	—	40.8	123.9
Total compensation and benefits	321.1	155.3	140.0	111.0	727.4
General, administrative, and other indirect expenses	102.2	50.5	57.9	26.1	236.7
Depreciation and amortization expense	15.1	5.9	6.5	4.2	31.7
Interest expense	23.8	9.4	19.9	5.6	58.7
Total expenses	462.2	221.1	224.3	146.9	1,054.5
Distributable Earnings	$206.3	$216.0	$34.1	$18.5	$474.9
(-) Realized Net Performance Revenues	37.2	42.1	1.0	5.2	85.5
(-) Realized Principal Investment Income	0.5	75.6	8.2	1.0	85.3
(+) Net Interest	19.7	7.4	9.1	4.5	40.7
(=) Fee Related Earnings	$188.3	$105.7	$34.0	$16.8	$344.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$496.5	$56.3	$481.8	(a)	$1,034.6
Expenses	$344.7	$47.9	$250.8	(b)	$643.4
Other income (loss)	$—	$23.9	$—	(c)	$23.9
Distributable earnings	$151.8	$32.3	$231.0	(d)	$415.1

	Three Months Ended September 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$527.8	$51.3	$189.5	(a)	$768.6
Expenses	$367.1	$44.1	$94.1	(b)	$505.3
Other income (loss)	$—	$(1.9)	$—	(c)	$(1.9)
Distributable earnings	$160.7	$5.3	$95.4	(d)	$261.4

    The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the nine months ended September 30, 2020 and 2019, and Total Assets as of September 30, 2020.

	Nine Months Ended September 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,659.8	$164.5	$(404.4)	(a)	$1,419.9
Expenses	$1,134.6	$148.8	$214.7	(b)	$1,498.1
Other income (loss)	$—	$(38.9)	$—	(c)	$(38.9)
Distributable earnings	$525.2	$(23.2)	$(619.1)	(d)	$(117.1)
Total assets	$8,460.6	$5,893.1	$(151.5)	(e)	$14,202.2

	Nine Months Ended September 30, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,529.4	$149.5	$1,237.8	(a)	$2,916.7
Expenses	$1,054.5	$124.6	$457.0	(b)	$1,636.1
Other income (loss)	$—	$(6.9)	$—	(c)	$(6.9)
Distributable earnings	$474.9	$18.0	$780.8	(d)	$1,273.7

(a)The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (loss) (including Fortitude Re), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Unrealized performance revenues	$387.6	$(87.4)	$315.7	$381.7
Unrealized principal investment income (loss)	81.0	198.7	(643.2)	672.2
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	—	68.1	(104.4)	135.2
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(4.0)	(4.1)	(11.8)	(12.2)
Tax expense associated with certain performance revenues	(0.1)	0.2	—	0.2
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	57.6	29.3	36.7	92.4
Elimination of revenues of Consolidated Funds	(40.3)	(15.3)	2.6	(31.7)
	$481.8	$189.5	$(404.4)	$1,237.8

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$394.2	$395.7	$1,187.2	$1,216.7
Adjustments (1)	(30.4)	(36.2)	(95.7)	(112.9)
Carlyle Consolidated - Fund management fees	$363.8	$359.5	$1,091.5	$1,103.8

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

(b)The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Company, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, and unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, changes in the tax receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Unrealized performance revenues related compensation	$207.2	$38.8	$76.8	$269.7
Equity-based compensation	21.1	38.9	87.4	116.6
Acquisition related charges and amortization of intangibles and impairment	18.5	11.2	28.6	38.6
Other non-operating expense	0.6	0.3	1.3	1.0
Tax expense associated with certain foreign performance revenues related compensation	(7.8)	(10.8)	4.1	(13.3)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	19.2	14.9	32.4	45.8
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	2.8	10.8	10.9	23.4
Elimination of expenses of Consolidated Funds	(10.8)	(10.0)	(26.8)	(24.9)
	$250.8	$94.1	$214.7	$457.0

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$415.1	$261.4	$(117.1)	$1,273.7
Adjustments:
Net unrealized performance revenues	(180.3)	126.2	(238.8)	(112.0)
Unrealized principal investment (income) loss	(81.0)	(198.7)	643.2	(672.2)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re	—	(68.1)	104.4	(135.2)
Equity-based compensation (1)	21.1	38.9	87.4	116.6
Acquisition related charges, including amortization of intangibles and impairment	18.5	11.2	28.6	38.6
Other non-operating expense	0.6	0.3	1.3	1.0
Tax (expense) benefit associated with certain foreign performance revenues	(7.8)	(10.8)	4.1	(13.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(37.2)	(10.5)	1.2	(45.8)
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	2.8	10.8	10.9	23.4
Distributable Earnings	$151.8	$160.7	$525.2	$474.9
Realized performance revenues, net of related compensation (2)	39.9	57.7	159.0	85.5
Realized principal investment income (2)	12.8	7.3	50.8	85.3
Net interest	19.6	13.1	59.4	40.7
Fee Related Earnings	$118.7	$108.8	$374.8	$344.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)    Equity-based compensation for the three and nine months ended September 30, 2020 and 2019 includes amounts that are presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$477.4	$(390.6)	$86.8
Performance revenues related compensation expense	250.6	(203.7)	46.9
Net performance revenues	$226.8	$(186.9)	$39.9

Principal investment income (loss)	$106.7	$(93.9)	$12.8

	Nine Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$731.6	$(321.0)	$410.6
Performance revenues related compensation expense	343.7	(92.1)	251.6
Net performance revenues	$387.9	$(228.9)	$159.0

Principal investment income (loss)	$(659.2)	$710.0	$50.8

	Three Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$112.4	$5.9	$118.3
Performance revenues related compensation expense	92.6	(32.0)	60.6
Net performance revenues	$19.8	$37.9	$57.7

Principal investment income (loss)	$212.2	$(204.9)	$7.3

	Nine Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$709.1	$(499.7)	$209.4
Performance revenues related compensation expense	391.6	(267.7)	123.9
Net performance revenues	$317.5	$(232.0)	$85.5

Principal investment income (loss)	$856.0	$(770.7)	$85.3

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

15. Subsequent Events
Dividends
In October 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on November 10, 2020, payable on November 17, 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$938.4	$—	$—	$938.4
Cash and cash equivalents held at Consolidated Funds	—	377.8	—	377.8
Restricted cash	0.4	—	—	0.4
Investments, including performance allocations of $4,184.2 million	6,629.8	—	(145.6)	6,484.2
Investments of Consolidated Funds	—	5,414.8	—	5,414.8
Due from affiliates and other receivables, net	253.1	—	(5.9)	247.2
Due from affiliates and other receivables of Consolidated Funds, net	—	100.3	—	100.3
Fixed assets, net	133.9	—	—	133.9
Lease right-of-use assets, net	187.7	—	—	187.7
Deposits and other	53.3	0.2	—	53.5
Intangible assets, net	51.9	—	—	51.9
Deferred tax assets	212.1	—	—	212.1
Total assets	$8,460.6	$5,893.1	$(151.5)	$14,202.2
Liabilities and equity
Debt obligations	$1,987.1	$—	$—	$1,987.1
Loans payable of Consolidated Funds	—	5,263.7	—	5,263.7
Accounts payable, accrued expenses and other liabilities	311.8	—	—	311.8
Accrued compensation and benefits	2,684.2	—	—	2,684.2
Due to affiliates	448.0	—	—	448.0
Deferred revenue	272.4	—	(0.1)	272.3
Deferred tax liabilities	47.2	—	—	47.2
Other liabilities of Consolidated Funds	—	475.2	—	475.2
Lease liabilities	265.0	—	—	265.0
Accrued giveback obligations	17.5	—	—	17.5
Total liabilities	6,033.2	5,738.9	(0.1)	11,772.0
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,615.7	147.4	(147.4)	2,615.7
Retained earnings (deficit)	(170.6)	—	—	(170.6)
Accumulated other comprehensive loss	(234.7)	1.6	(4.0)	(237.1)
Non-controlling interests in consolidated entities	213.5	5.2	—	218.7
Total equity	2,427.4	154.2	(151.4)	2,430.2
Total liabilities and equity	$8,460.6	$5,893.1	$(151.5)	$14,202.2

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$370.0	$—	$(6.2)	$363.8
Incentive fees	9.1	—	—	9.1
Investment income (loss)
Performance allocations	477.4	—	—	477.4
Principal investment income (loss)	138.2	—	(31.5)	106.7
Total investment income	615.6	—	(31.5)	584.1
Interest and other income	23.9	—	(2.6)	21.3
Interest and other income of Consolidated Funds	—	56.3	—	56.3
Total revenues	1,018.6	56.3	(40.3)	1,034.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	222.2	—	—	222.2
Equity-based compensation	18.7	—	—	18.7
Performance allocations and incentive fee related compensation	250.6	—	—	250.6
Total compensation and benefits	491.5	—	—	491.5
General, administrative and other expenses	91.2	—	(0.1)	91.1
Interest	23.0	—	—	23.0
Interest and other expenses of Consolidated Funds	—	47.9	(10.7)	37.2
Other non-operating expenses	0.6	—	—	0.6
Total expenses	606.3	47.9	(10.8)	643.4
Other loss
Net investment income of Consolidated Funds	—	23.9	—	23.9
Income before provision for income taxes	412.3	32.3	(29.5)	415.1
Provision for income taxes	82.4	—	—	82.4
Net income	329.9	32.3	(29.5)	332.7
Net income attributable to non-controlling interests in consolidated entities	34.4	—	2.8	37.2
Net income attributable to The Carlyle Group Inc.	$295.5	$32.3	$(32.3)	$295.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,108.5	$—	$(17.0)	$1,091.5
Incentive fees	27.0	—	—	27.0
Investment income (loss)
Performance allocations	731.6	—	—	731.6
Principal investment income (loss)	(688.0)	—	28.8	(659.2)
Total investment income	43.6	—	28.8	72.4
Interest and other income	73.7	—	(9.2)	64.5
Interest and other income of Consolidated Funds	—	164.5	—	164.5
Total revenues	1,252.8	164.5	2.6	1,419.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	639.0	—	—	639.0
Equity-based compensation	78.3	—	—	78.3
Performance allocations and incentive fee related compensation	343.7	—	—	343.7
Total compensation and benefits	1,061.0	—	—	1,061.0
General, administrative and other expenses	241.0	—	(0.1)	240.9
Interest	72.8	—	—	72.8
Interest and other expenses of Consolidated Funds	—	148.8	(26.7)	122.1
Other non-operating expenses	1.3	—	—	1.3
Total expenses	1,376.1	148.8	(26.8)	1,498.1
Other loss
Net investment loss of Consolidated Funds	—	(38.9)	—	(38.9)
Loss before provision for income taxes	(123.3)	(23.2)	29.4	(117.1)
Benefit for income taxes	54.7	—	—	54.7
Net loss	(178.0)	(23.2)	29.4	(171.8)
Net loss attributable to non-controlling interests in consolidated entities	(7.4)	—	6.2	(1.2)
Net loss attributable to The Carlyle Group Inc.	$(170.6)	$(23.2)	$23.2	$(170.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$364.8	$—	$(5.3)	$359.5
Incentive fees	9.9	—	—	9.9
Investment income
Performance allocations	112.4	—	—	112.4
Principal investment income	215.6	—	(3.4)	212.2
Total investment income	328.0	—	(3.4)	324.6
Interest and other income	29.9	—	(6.6)	23.3
Interest and other income of Consolidated Funds	—	51.3	—	51.3
Total revenues	732.6	51.3	(15.3)	768.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	200.0	—	—	200.0
Equity-based compensation	36.6	—	—	36.6
Performance allocations and incentive fee related compensation	92.6	—	—	92.6
Total compensation and benefits	329.2	—	—	329.2
General, administrative and other expenses	121.7	—	—	121.7
Interest	20.0	—	—	20.0
Interest and other expenses of Consolidated Funds	—	44.1	(10.0)	34.1
Other non-operating expenses	0.3	—	—	0.3
Total expenses	471.2	44.1	(10.0)	505.3
Other income
Net investment losses of Consolidated Funds	—	(1.9)	—	(1.9)
Income before provision for income taxes	261.4	5.3	(5.3)	261.4
Provision for income taxes	9.4	—	—	9.4
Net income	252.0	5.3	(5.3)	252.0
Net income attributable to non-controlling interests in consolidated entities	10.5	—	—	10.5
Net income attributable to Carlyle Holdings	241.5	5.3	(5.3)	241.5
Net income attributable to non-controlling interests in Carlyle Holdings	149.3	—	—	149.3
Net income attributable to The Carlyle Group Inc.	92.2	5.3	(5.3)	92.2
Net income attributable to Series A Preferred Unitholders	7.3	—	—	7.3
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group Inc. Common Stockholders	$68.4	$5.3	$(5.3)	$68.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,119.9	$—	$(16.1)	$1,103.8
Incentive fees	26.8	—	—	26.8
Investment income
Performance allocations	709.1	—	—	709.1
Principal investment income	851.4	—	4.6	856.0
Total investment income	1,560.5	—	4.6	1,565.1
Interest and other income	91.7	—	(20.2)	71.5
Interest and other income of Consolidated Funds	—	149.5	—	149.5
Total revenues	2,798.9	149.5	(31.7)	2,916.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	631.9	—	—	631.9
Equity-based compensation	107.8	—	—	107.8
Performance allocations and incentive fee related compensation	391.6	—	—	391.6
Total compensation and benefits	1,131.3	—	—	1,131.3
General, administrative and other expenses	344.9	—	—	344.9
Interest	59.2	—	—	59.2
Interest and other expenses of Consolidated Funds	—	124.6	(24.9)	99.7
Other non-operating expenses	1.0	—	—	1.0
Total expenses	1,536.4	124.6	(24.9)	1,636.1
Other income
Net investment losses of Consolidated Funds	—	(6.9)	—	(6.9)
Income before provision for income taxes	1,262.5	18.0	(6.8)	1,273.7
Provision for income taxes	48.9	—	—	48.9
Net income	1,213.6	18.0	(6.8)	1,224.8
Net income attributable to non-controlling interests in consolidated entities	34.6	—	11.2	45.8
Net income attributable to Carlyle Holdings	1,179.0	18.0	(18.0)	1,179.0
Net income attributable to non-controlling interests in Carlyle Holdings	789.8	—	—	789.8
Net income attributable to The Carlyle Group Inc.	389.2	18.0	(18.0)	389.2
Net income attributable to Series A Preferred Unitholders	19.1	—	—	19.1
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group Inc. Common Stockholders	$353.6	$18.0	$(18.0)	$353.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(178.0)	$1,213.6
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38.9	44.9
Equity-based compensation	78.3	107.8
Non-cash performance allocations and incentive fees	(239.6)	(242.1)
Non-cash principal investment (income) loss	694.8	(762.3)
Other non-cash amounts	(3.5)	8.0
Purchases of investments	(250.6)	(234.7)
Payment of purchase price adjustment in Fortitude Re	(79.6)	—
Proceeds from the sale of investments	258.3	337.1
Change in deferred taxes, net	4.7	21.6
Change in due from affiliates and other receivables	(8.7)	58.5
Change in deposits and other	(1.3)	(6.3)
Change in accounts payable, accrued expenses and other liabilities	(57.5)	(64.6)
Change in accrued compensation and benefits	73.0	99.3
Change in due to affiliates	(31.5)	0.3
Change in lease right-of-use asset and lease liability	(6.7)	(17.1)
Change in deferred revenue	200.3	203.9
Net cash provided by operating activities	491.3	767.9
Cash flows from investing activities
Purchases of fixed assets, net	(37.3)	(17.5)
Net cash used in investing activities	(37.3)	(17.5)
Cash flows from financing activities
Borrowings under credit facilities	287.1	42.3
Repayments under credit facilities	(300.6)	(17.0)
Issuance of 3.500% senior notes due 2029, net of financing costs	—	421.6
Repayment of term loan	—	(25.0)
Payments on debt obligations	(2.7)	(44.9)
Proceeds from debt obligations, net of financing costs	20.5	40.9
Payments of contingent consideration	(0.3)	(0.2)
Dividends to common stockholders	(262.9)	(118.4)
Distributions to preferred unitholders	—	(17.7)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(242.3)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—
Contributions from non-controlling interest holders	24.2	24.7
Distributions to non-controlling interest holders	(52.5)	(42.9)
Common shares repurchased	(26.4)	(34.5)
Change in due to/from affiliates financing activities	40.9	147.1
Net cash provided by (used in) financing activities	(341.5)	133.7
Effect of foreign exchange rate changes	(1.7)	(16.6)
Increase in cash, cash equivalents and restricted cash	110.8	867.5
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$938.8	$1,505.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$938.4	$1,489.8
Restricted cash	0.4	16.0
Total cash, cash equivalents and restricted cash, end of period	$938.8	$1,505.8

Cash and cash equivalents held at Consolidated Funds	$377.8	$124.1

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions.

•Corporate Private Equity — Our Corporate Private Equity segment advises our buyout, middle market and growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2020, our Corporate Private Equity segment had $85 billion in AUM and $58 billion in Fee-earning AUM.

•Real Assets — Our Real Assets segment advises our U.S. and internationally focused real estate funds, our infrastructure funds, and our international energy funds. The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of September 30, 2020, our Real Assets segment had $40 billion in AUM and $32 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, aircraft financing and servicing, and insurance. As of September 30, 2020, our Global Credit segment had $53 billion in AUM and $42 billion in Fee-earning AUM.

•Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 260 fund vehicles. As of September 30, 2020, our Investment Solutions segment had $52 billion in AUM and $35 billion in Fee-earning AUM.
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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), gross assets (in the case of our BDCs), assets under management (in the case of certain other products as noted) and vintage year of the active funds in each of our segments, as of September 30, 2020. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Credit			Real Assets [4]
Buyout Carry Funds			Loans & Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO’s			Carlyle Realty Partners (U.S.)
CP VII	$18.5 bn	2018	U.S.	$19.7 bn	2012-2020	CRP VIII	$5.5 bn	2017
CP VI	$13.0 bn	2014	Europe	€7.3 bn	2013-2020	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Structured Credit Carry Funds			CRP VI	$2.3 bn	2011
Global Financial Services Partners			CREV	$0.5 bn	2020	CRP V	$3.0 bn	2006
CGFSP III	$1.0 bn	2018	CSC	$0.8 bn	2017	CRP IV	$1.0 bn	2005
CGFSP II	$1.0 bn	2013	Direct Lending			Core Plus Real Estate (U.S.)
Carlyle Europe Partners			Business Development Companies[1]			CPI[2]	$3.6 bn	2016
CEP V	€6.4 bn	2018	TCG BDC II, Inc.	$2.0 bn	2017	International Real Estate
CEP IV	€3.7 bn	2014	TCG BDC, Inc.	$2.0 bn	2013	CER	€0.5 bn	2017
CEP III	€5.3 bn	2007	Opportunistic Credit Carry Fund			CEREP III	€2.2 bn	2007
CEP II	€1.8 bn	2003	CCOF	$2.4 bn	2017	Natural Resources Funds
Carlyle Asia Partners			Energy Credit Carry Funds			NGP Energy Carry Funds
CAP V	$6.6 bn	2018	CEMOF II	$2.8 bn	2015	NGP XII	$4.3 bn	2017
CBPF II	RMB 2.0 bn	2017	CEMOF I	$1.4 bn	2011	NGP XI	$5.3 bn	2014
CAP IV	$3.9 bn	2014	Distressed Credit Carry Funds			NGP X	$3.6 bn	2012
CAP III	$2.6 bn	2008	CSP IV	$2.5 bn	2016	NGP Other Carry Funds
Carlyle Japan Partners			CSP III	$0.7 bn	2011	NGP Minerals	$0.2 bn	2020
CJP IV	¥258.0 bn	2020	CSP II	$1.4 bn	2007	NGP GAP	$0.4 bn	2014
CJP III	¥119.5 bn	2013	Carlyle Aviation Partners			NGP Predecessor Funds
CJP II	¥165.6 bn	2006	SASOF V	$0.9 bn	2020	Various[3]	$5.7 bn	2007-2008
Carlyle Global Partners			SASOF IV	$1.0 bn	2018	International Energy Carry Funds
CGP II	$1.2 bn	2020	SASOF III	$0.8 bn	2015	CIEP II	$2.3 bn	2019
CGP I	$3.6 bn	2015	SASOF II	$0.6 bn	2012	CIEP I	$2.5 bn	2013
Carlyle MENA Partners			Securitization vehicles[2]	$2.0 bn	Various	Infrastructure Carry Funds
MENA I	$0.5 bn	2008	9 other vehicles[2]	$2.0 bn	Various	CRSEF	$0.3 bn	2019
Carlyle South American Buyout Fund			Other Credit			CGIOF	$2.2 bn	2019
CSABF I	$0.8 bn	2009	Fortitude[5]	$2.5 bn	2020	CPP II	$1.5 bn	2014
Carlyle Sub-Saharan Africa Fund						CPOCP	$0.5 bn	2013
CSSAF I	$0.7 bn	2012	Investment Solutions
Carlyle Peru Fund			AlpInvest
CPF I	$0.3 bn	2012	Fund of Private Equity Funds
Middle Market & Growth Carry Funds			97 vehicles	€44.6 bn	2000-2020
Carlyle U.S. Venture/Growth Partners			Secondary Investments
CEOF II	$2.4 bn	2015	69 vehicles	€22.8 bn	2002-2020
CEOF I	$1.1 bn	2011	Co-Investments
CVP II	$0.6 bn	2001	65 vehicles	€15.7 bn	2002-2020
Carlyle Europe Technology Partners			Metropolitan Real Estate
CETP IV	€1.4 bn	2019	38 vehicles	$5.0 bn	2002-2020
CETP III	€0.7 bn	2014
Carlyle Asia Venture/Growth Partners
CAP Growth I	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of September 30, 2020 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)Amounts represent gross assets plus any available capital as of September 30, 2020.
(2)Amounts represent Total AUM as of September 30, 2020.
(3)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(4)Real Assets also includes the Legacy Energy funds, which we jointly advise with Riverstone Holdings L.L.C. The impact of these funds is no longer significant to our results of operations.
(5)Reflects AUM related to capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

Trends Affecting our Business
Aggregate economic activity continued to improve through the third quarter of 2020, though dispersion in performance across industries and geographies has been substantial. New severe waves of COVID-19 infections in Europe and the U.S. battered the travel, tourism, hospitality, and energy sectors. U.S. hotel occupancy stagnated at 50% of capacity in the third quarter, and Southern European tourism activity posted double-digit declines from June to September. At the same time, China’s economic output is now ahead of last year’s, overall U.S. business spending, led by software and services, exceeded 2019 levels during the third quarter, and household spending in advanced economies boomed as more spending occurred online. Our proprietary portfolio data suggest that growth in certain industries such as healthcare and technology accelerated during the third quarter. The resilience in economic activity outside of the worst-affected sectors is reflected in a nearly 1 percentage point upward revision to the International Monetary Fund’s (IMF) global growth forecast since June.
While unexpected resilience in goods consumption, residential real estate markets, and business spending have led to upward revisions in 2020 global growth estimates, real and significant risks remain for the outlook into 2021. Unlike the past two cycles, where massive default volumes and credit rationing led to significant deleveraging in the early stages of recovery, default estimates for this cycle have been revised down due to the record issuance of corporate bonds. Consequently, there is the prospect that many insolvent companies will have sufficient liquidity buffers to stay in operation, with the implication that a full recession-driven default reckoning has simply been pushed into the future, rather than avoided. Although U.S. consumption over the past few months has been strong, month-over-month momentum has slowed and stagnated as stimulus benefits dwindled and household incomes fell. In the U.S., the fiscal support of the CARES Act, which bolstered household balance sheets and temporarily funded thousands of airline jobs, has expired; recent political realities have made the prospect of additional stimulus before 2021 less likely. In Europe, underlying labor market fragility poses a potential risk to the longer-term growth outlook for the region. Direct state aid programs have artificially suppressed unemployment rates to date as in some European economies, more than 10% of the workforce is still supported by employment retention programs. While many of these policies have been extended into 2021, an eventual labor market shakeout remains a possibility. Both the IMF and the U.S. Federal Reserve have called for advanced economies to increase public investment and fiscal spending in recent weeks, emphasizing that the risk of long-term damage to economies due to too little support far outweighs concerns of amassing additional government debt. Survey data collected in September by the AP-NORC Center points to increasing levels of permanent job losses, as 56% of unemployed survey participants claimed they do not expect to return to the same job they had before the pandemic, up from just 20% in May.
Of particular note are risks to the outlooks for the transportation industry, where recovery in metrics such as discretionary air travel and public transit ridership lags other macro indicators, and the infrastructure sector, where the pandemic has materially altered the financial models on current and future development projects, as well as caused severe projected budget shortfalls at the state and local level, which limit the capacity for additional spending and thus the likelihood of new projects. The potential for a sustained period of severely depressed commercial air travel may have significant implications not just for the airlines but for the myriad companies such as aircraft suppliers, their vendors and airport services firms that depend on the aviation industry for all or much of their revenues. The likelihood of financial hardship for aviation- and aerospace-exposed companies within our portfolios will likely rise the longer commercial air travel remains substantially below prior year levels.
Global geopolitical tensions, already strained pre-pandemic, have been exacerbated by the widespread economic disruption. U.S.-China relations, which had appeared to reach a détente at the end of 2019, have soured anew in recent months with mutual escalations in harsh rhetoric, sanctions, and export restrictions. The imposition of a new national security law on Hong Kong has prompted backlash from various global players, thereby increasing overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations). Disputes over digital services taxes and import tariffs on luxury goods imports have reignited U.S.-EU trade tensions. Political instability and the potential for a broader pullback in global trade introduce risks to the economic growth of most economies, and particularly those with significant export-dependence. Domestically within the U.S., continued pressure from heightened unemployment, coupled with increasing political divisiveness and unrest related to social injustice as the U.S. approaches the November 2020 elections, creates significant uncertainty around the direction of future economic growth and policy approaches. We are a global firm that depends on the ability to execute cross-border transactions and to collaborate freely between our offices around the world. While the rise of geopolitical tensions and the possibility of deglobalization introduces risks to future performance and we expect that the global recovery will continue to be uneven with differing impacts across asset classes, industries and regions, we currently believe this environment will create investment opportunities that we plan to strategically pursue as they arise while also remaining circumspect in certain more troubled asset classes, industries and regions.
China continued to lead the global recovery in the third quarter of 2020, with strong official GDP growth of 4.9% year-over-year. While the initial phase of its rebound was largely driven by value-chain related production bounces on external pent-up demand, current data suggest that economic improvement in the region has been increasingly led by domestic demand. Consumption – the recovery of which lagged throughout the second quarter of 2020 – finally accelerated in the third quarter. Our proprietary portfolio data indicate that in-store retail sales in China returned to year-ago levels for the first time in September 2020 as foot traffic recovered to pre-pandemic volumes in many locations. Real estate transactions in China also saw significant growth in the third quarter and rose nearly 30% relative to year-ago volumes in September, driving a dramatic 3-point decline in months of inventories.
While the European economy broadly improved in the third quarter, severe second waves of coronavirus infections across many southern European countries and differences in the composition of economic activity throughout the region have led to significant performance dispersion. The economic impact of the second waves of the pandemic has generally been localized to certain susceptible services and “experiences” sectors, such as tourism spending, which alone accounts for 15% to 25% of GDP in southern European countries. Similarly, while European industrial goods and equipment orders continued to grow through the third quarter of 2020, our portfolio data suggest that the improvement has been concentrated in China export-oriented businesses such as those prevalent in Germany. Discretionary household retail consumption appears to be the one bright spot across European economies, supported by consistently strong e-commerce growth. Despite weak foot traffic, euro area retail sales in our portfolio grew 17% over year-ago levels in September 2020 as consumers substituted goods for services spending.
The U.S. economy also improved through the third quarter, even as new daily coronavirus infections topped 60,000 in July and continued to grow by 40,000 per day at the end of September. GDP rose 33.1% over the second quarter at an annualized rate, led by a 40.7% annualized gain in personal consumption expenditures, leaving the economy just 2.9% smaller than year-ago levels. As we observed in Europe, the economic toll exacted by rising cases in the U.S. was concentrated in the energy, hospitality, and travel sectors. Consumer and business spending activity more broadly, however, remained robust, while the U.S. residential real estate market outperformed on record-low mortgage rates and rising demand for single-family housing. U.S. retail sales averaged an impressive 1.3% year-over-year growth rate in real terms in the third quarter. While capital expenditures have risen overall, outlooks differ markedly by industry. A survey of companies in our portfolio indicated that ongoing declines in transportation industry revenue expectations seem likely to presage further cuts in aerospace capacity, while investment in the technology sector seems likely to accelerate.
Global equity markets continued to advance in the third quarter, but gains were tempered at the end of the third quarter by anxiety over second and third coronavirus infection “waves”, seesawing stimulus negotiations in the U.S., and uncertainties surrounding the upcoming U.S. elections in November 2020. From June 30 through September 30, 2020, the S&P 500, MSCI ACWI, EuroStoxx 600, and Shanghai Composite rose 8.5%, 7.7%, 0.2%, and 7.8%, respectively. In the U.S., analysts currently estimate third quarter earnings for companies in the S&P 500 declined 21% year-over-year, with the largest contractions concentrated in the energy and industrials (including transportation) sectors. For the year through September 30, stocks in the airline, cruises, and resort industries have underperformed the S&P 500 by 50%.
Bond markets were stable in the third quarter. The 10-year Treasury yield was basically unchanged, investment grade yields fell 24 basis points to new lows, and high yield spreads tightened a further 100 basis points. The Federal Reserve announced a shift in its policy framework to a moving average inflation target, committing to allow inflation to overshoot its 2% target for “some time.” As a result, futures markets now expect short-term rates to remain near zero through 2025. Within corporate credit, businesses have taken advantage of low interest rates through massive debt issuance and restructurings, building large cash piles as liquidity buffers.
In the third quarter, our carry fund portfolio continued to build on strong momentum, appreciating 5% following the second quarter’s 5% appreciation. Consistent with past patterns, our portfolio appreciation was less volatile than the MSCI ACWI’s 8% increase in the third quarter. Our Corporate Private Equity funds appreciated by 5% in the third quarter driven by strong performance in our U.S. and Asia buyout portfolio. In our Real Assets funds, our real estate funds appreciated 3% in the third quarter, continuing their stable performance, and our natural resources funds appreciated 1%. In our Global Credit segment, our carry funds (which represent approximately 13% of the total Global Credit remaining fair value) appreciated 4% in the quarter, reflecting performance in our credit opportunities and structured credit fund, and our latest generation distressed credit fund. Our Investment Solutions funds appreciated 8% in the third quarter, though the valuations of our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. With continued positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet increased to nearly $2 billion at September 30, 2020, up 10% and 14% for the quarter and year-to-date, and in line with our historical peak. Significant IPO activity in our portfolio during 2020 has increased the portion of our traditional carry funds attributable to publicly traded companies to 14% of fair value in the third quarter, compared to 6% at the end of 2019. While these IPOs have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Generally, the investment period for our funds enables us to be patient in deploying capital. During the third quarter, our carry funds invested $3.7 billion in new or follow-on transactions, and we have invested $9.6 billion year to date. Challenges in certain specific industries could lead to a longer-term slowdown in certain areas such as energy and infrastructure, and the disruptive effects on the finances of many municipalities has slowed development projects. While the industry’s large buyout volume has been muted, our teams are becoming more active assessing traditional opportunities like carve-outs and take-privates, and we are optimistic that deployment activity can continue to ramp up as we move into 2021. For example, our investment teams in Corporate Private Equity have recently signed or announced transactions for an additional $3 billion in capital to be deployed in the coming quarters.
We generated $3.9 billion in realized proceeds from our carry funds in the third quarter and realized $14.1 billion year to date. We expect near-term exit activity to depend on the trajectory of multiple and varied macro environment factors, but we believe that our recent IPO activity and maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. For example, during the third quarter we realized performance revenue for the first time in our sixth U.S. Buyout fund, which reflects the value creation and advancing maturity profile of that flagship fund.
Fundraising has remained generally resilient since the onset of the pandemic. We have raised $17.8 billion in new capital thus far in 2020, with particular strength in Investment Solutions and Global Credit. Our funds remain well capitalized, and we have not yet started our next major fundraising program. However, continued downward pressure on energy commodity prices may create headwinds in additional fundraising in our energy funds.
At the beginning of the pandemic, many observers conflated a return to the office with a return to business as usual. Instead, business volumes and productivity rose to pre-pandemic levels well in advance of full office reopening. Since the start of the pandemic our employees have proven what they can accomplish while they are not in the office, and they remain well connected and engaged with each other and our stakeholders through our suite of teleconferencing and virtual meeting solutions. While we have generally reopened our offices around the globe, most employees continue to work remotely and we continue to successfully operate our business and address the needs of our shareholders, fund investors and portfolio companies.
In the months leading up to the U.S. Presidential and Congressional elections, there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. We are closely evaluating the financial proposals put forth by the various U.S. presidential and Congressional candidates and evaluating potential impacts on our business of the continuation of the current tax and regulatory regimes versus the potential for an additional fiscal stimulus package early in 2021 that we anticipate could be followed by longer-term spending increases on infrastructure, climate, health care and education and related longer-term tax increases. Furthermore, the potential for policy changes in these areas may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
Recent Transactions
Dividends
In October 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on November 10, 2020, payable on November 17, 2020.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of September 30, 2020 were approximately 17% of total management fees recognized during the three and nine months ended September 30, 2020 and 2019. No other fund generated over 10% of total management fees in the periods presented.
Approximately 90% of our fee revenue is in the form of management fees from traditional closed-end, long-dated funds, which are highly predictable and stable, and do not have significant exposure to the underlying fund valuations. Growth of these fees relies on new vintages or new carry fund families, and to the extent fundraising for these products is delayed, growth of this revenue base will be similarly delayed. With regard to the other 10% of fee revenue, a portion includes about $120 million annually from management fees on our CLOs in the form of base fees and subordinated fees. At the beginning of the pandemic, we were concerned that a substantial amount of these subordinated fees, which represent approximately 70% of this revenue base, would be deferred. Although we deferred approximately $7.0 million of the CLO subordinated fees (after the effect of consolidated CLOs) in the first half of the year, we recaptured all of these fees in the third quarter.
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
Performance allocations in excess of 10% of the total for the three and nine months ended September 30, 2020 and 2019 were generated from the following funds:

Three Months Ended September 30,				Nine Months Ended September 30,
2020		2019		2020		2019
(Dollars in millions)
CP VI	$118.4	CAP IV	$(99.9)	CP VI	$686.0	CRP V	$183.6
CAP IV	99.5	CEP IV	(41.9)	CAP IV	290.0	CP VI	86.8
		CSP IV	(12.7)	CIEP I	(160.1)	Alpinvest Co - & Secondary Investments 2006-2008	80.2
		Alpinvest Co - & Secondary Investments 2006-2008	58.1
		CP VI	35.3
		CRP VII	27.1
		CRP V	19.4
		CAP V	16.5
		CETP III	22.6
		CP V	12.5
No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during the three and nine months ended September 30, 2020 were primarily driven by appreciation in a publicly traded investment in the portfolio.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2020 and 2019, the reversals of performance allocations were $30.1 million and $179.5 million, respectively. For the nine months ended September 30, 2020 and 2019, the reversals of performance allocations were $487.7 million and $117.6 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.

As of September 30, 2020, accrued performance allocations and accrued giveback obligations were $4.2 billion and $17.5 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2020 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of September 30, 2020, $9.4 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of September 30, 2020 are $2.0 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2020, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through September 30, 2020
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
Fair Value Measurement. U.S. GAAP establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2020:

	As of September 30, 2020
	Corporate Private Equity	Real Assets	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$1,882	$1,277	$157	$1,674	$4,990
Level II	7,890	—	1,438	39	9,367
Level III	45,174	23,466	42,692	30,334	141,666
Fair Value of Investments	54,946	24,743	44,287	32,047	156,023
Available Capital	30,359	15,208	8,716	19,686	73,969
Total AUM	$85,305	$39,951	$53,003	$51,733	$229,992
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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally six months to three and a half years, which under U.S. GAAP will result in compensation charges over current and future periods. Over the past two years, we have granted fewer equity awards. For example, in February 2018, 2019 and 2020, we granted approximately 13.3 million, 6.7 million and 3.2 million of restricted stock units and other awards, respectively. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Income Taxes. Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of the Conversion.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2020, our U.S. federal income tax returns for the years 2016 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2019. Foreign tax returns are generally subject to audit from 2011 to 2019. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period and for Metropolitan carry funds during the weighted-average investment period of the underlying funds (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired, Metropolitan carry funds after the expiration of the weighted-average investment period of the underlying funds, and one of our business development companies (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);
(c)the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;
(d)the external investor portion of the net asset value of our open-ended funds (pre redemptions and subscriptions), as well as certain carry funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);
(e)the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period); and
(f)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2020	2019
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$74,761	$69,816
Fee-earning AUM based on invested capital (2)	38,378	42,092
Fee-earning AUM based on collateral balances, at par (3)	26,326	24,831
Fee-earning AUM based on net asset value (4)	7,341	4,241
Fee-earning AUM based on lower of cost or fair value and other (5)	19,764	17,862
Balance, End of Period (6) (7)	$166,570	$158,842
(1)Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.
(2)Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.
(3)Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.
(4)Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles, as well as certain other carry funds.
(5)Includes funds with fees based on gross asset value.
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.0 billion in AUM and $1.2 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balance excludes $9.9 billion of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$162,389	$158,442	$161,057	$159,552
Inflows (1)	4,139	4,663	16,707	12,233
Outflows (including realizations) (2)	(2,049)	(2,920)	(12,570)	(11,940)
Market Activity & Other (3)	214	301	(954)	962
Foreign Exchange (4)	1,877	(1,644)	2,330	(1,965)
Balance, End of Period	$166,570	$158,842	$166,570	$158,842
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value, as well as activity of funds with fees based on gross asset value.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$221,332	$224,442
Inflows (1)	5,441	17,170
Outflows (including realizations) (2)	(4,695)	(15,254)
Market Activity & Other (3)	5,312	1,101
Foreign Exchange (4)	2,602	2,533
Balance, End of Period	$229,992	$229,992
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-ended funds, runoff of CLO collateral balances and the expiration of available capital.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, the NGP Predecessor Funds and separately managed accounts, as well as the net impact of fees, expenses and non-investment income, change in gross asset value for our business development companies and other changes in AUM.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

Carlyle Portfolio Appreciation(1,2) vs. % Change in MSCI All Country World Index - All Cap

Q3 2020
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit(4)
Investment Solutions
Total
MSCI ACWI – All Cap(5)
S&P 500
Appreciation/Depreciation
10%
8%
6%
4%
2%
0%
-2%

Q3 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit(4)
Investment Solutions
Total
MSCI ACWI – All Cap(5)
S&P 500
10%
8%
6%
4%
2%
0%
-2%

YTD 2020
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
Appreciation/Depreciation
25%
20%
15%
10%
5%
0%
-5%
-10%

YTD 2019
Carlyle Carry Fund Portfolio(3)
Public Markets
Corporate Private Equity
Real Assets
Global Credit
Investment Solutions
Total
MSCI ACWI – All Cap(4)
S&P 500
25%
20%
15%
10%
5%
0%
-5%
-10%

(1)Reflects carry funds only. Appreciation/Depreciation is fund only, and excludes the impact of external co-investment.
(2)For Carlyle returns, “Appreciation/Depreciation” represents realized and unrealized gain / loss for the period on a total return basis before fees and expenses. The percentage of return is calculated as the sum of ending remaining investment fair market value (“FMV”) and net investment outflow (sales proceeds less net purchases) less beginning remaining investment FMV divided by beginning remaining investment FMV.
(3)In the Corporate Private Equity, Real Assets, and Global Credit carry funds, public investments made up 14% of remaining fair value at September 30, 2020 and 6% of remaining fair value at September 30, 2019. For Q3 2020, public investments appreciated 5% while private investments appreciated 4%, compared to 8% public depreciation and 1% private appreciation for Q3 2019. Public portfolio includes initial public offerings (“IPO”) that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.
(4)Carry funds comprise approximately 13% of the remaining fair value in Global Credit at September 30, 2020.
(5)The MSCI ACWI - All Cap Index represents the performance of the MSCI All Country World Index across all market capitalization sizes of the global equity market.  There are significant differences between the types of securities and assets typically acquired by our carry funds and the investments covered by the MSCI All Country World Index. Specifically, our carry funds may make investments in securities and other assets that have a greater degree of risk and volatility, and less liquidity, than those securities included in the MSCI All Country World Index.  Moreover, investors in the securities included in the MSCI All Country World Index may not be subject to the management fees, carried interest or expenses to which investors in our carry funds are typically subject.  Comparisons between the carry fund appreciation and the MSCI All Country World Index are included for informational purposes only.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of September 30, 2020, our Consolidated Funds represent approximately 3% of our AUM; 2% of our management fees for the three and nine months ended September 30, 2020; 5% and 40% of our total investment income or loss for the three and nine months ended September 30, 2020, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2020, our consolidated CLOs held approximately $5.8 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.
Furthermore, the Conversion on January 1, 2020 increases the significance of our provision (benefit) for income taxes in 2020 and eliminated the attribution of earnings to non-controlling interests in Carlyle Holdings given the exchange of the Carlyle Holdings partnership units for an equivalent number of shares of common stock in The Carlyle Group Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$363.8	$359.5	$1,091.5	$1,103.8
Incentive fees	9.1	9.9	27.0	26.8
Investment income (loss)
Performance allocations	477.4	112.4	731.6	709.1
Principal investment income (loss)	106.7	212.2	(659.2)	856.0
Total investment income (loss)	584.1	324.6	72.4	1,565.1
Interest and other income	21.3	23.3	64.5	71.5
Interest and other income of Consolidated Funds	56.3	51.3	164.5	149.5
Total revenues	1,034.6	768.6	1,419.9	2,916.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	222.2	200.0	639.0	631.9
Equity-based compensation	18.7	36.6	78.3	107.8
Performance allocations and incentive fee related compensation	250.6	92.6	343.7	391.6
Total compensation and benefits	491.5	329.2	1,061.0	1,131.3
General, administrative and other expenses	91.1	121.7	240.9	344.9
Interest	23.0	20.0	72.8	59.2
Interest and other expenses of Consolidated Funds	37.2	34.1	122.1	99.7
Other non-operating expenses	0.6	0.3	1.3	1.0
Total expenses	643.4	505.3	1,498.1	1,636.1
Other income (loss)
Net investment income (losses) of Consolidated Funds	23.9	(1.9)	(38.9)	(6.9)
Income (Loss) before provision for income taxes	415.1	261.4	(117.1)	1,273.7
Provision for income taxes	82.4	9.4	54.7	48.9
Net income (loss)	332.7	252.0	(171.8)	1,224.8
Net income (loss) attributable to non-controlling interests in consolidated entities	37.2	10.5	(1.2)	45.8
Net income (loss) attributable to Carlyle Holdings	295.5	241.5	(170.6)	1,179.0
Net income attributable to non-controlling interests in Carlyle Holdings	—	149.3	—	789.8
Net income (loss) attributable to The Carlyle Group Inc.	295.5	92.2	(170.6)	389.2
Net income attributable to Series A Preferred Unitholders	—	7.3	—	19.1
Series A Preferred Units redemption premium	—	16.5	—	16.5
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$295.5	$68.4	$(170.6)	$353.6

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$0.84	$0.60	$(0.49)	$3.17
Diluted	$0.82	$0.55	$(0.49)	$2.93
Weighted-average common shares
Basic	351,567,631	114,930,365	349,468,329	111,547,969
Diluted	358,405,845	124,875,070	349,468,329	120,558,967

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenues
Total revenues increased $266.0 million, or 34.6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $1.5 billion, or 51.3%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Total Revenues, September 30, 2019	$768.6	$2,916.7
Increases (Decreases):
Increase (decrease) in fund management fees	4.3	(12.3)
(Decrease) increase in incentive fees	(0.8)	0.2
Increase (decrease) in investment income, including performance allocations	259.5	(1,492.7)
Decrease in interest and other income	(2.0)	(7.0)
Increase in interest and other income of Consolidated Funds	5.0	15.0
Total increase (decrease)	266.0	(1,496.8)
Total Revenues, September 30, 2020	$1,034.6	$1,419.9

Fund Management Fees. Fund management fees increased $4.3 million, or 1.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $12.3 million, or 1.1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$17.0	$60.3
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital (1)	(5.3)	(48.0)
(Decrease) increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(0.6)	(17.2)
Lower transaction and portfolio advisory fees	(6.0)	(7.5)
All other changes	(0.8)	0.1
Total increase (decrease) in fund management fees	$4.3	$(12.3)
(1) The three months ended September 30, 2020 include the recognition of the previously deferred subordinated management fees on our CLOs (after the effect of consolidated CLOs) of approximately $7.0 million. As of September 30, 2020, we have fully recognized all previously deferred CLO subordinated management fees.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $3.9 million and $9.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily from transaction fees earned related to investments in one of our Japan buyout funds in 2019.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $25.5 million and $33.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily from transaction fees earned related to investments in one of our U.S. buyout funds, one of our Japan buyout funds and investments in our international energy carry funds in 2019, partially offset by transaction fees related to our investment in Carlyle FRL in 2020.

Investment Income. Investment income increased $259.5 million to $584.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $1.5 billion to an investment loss of $72.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Increase in performance allocations, excluding NGP	$365.0	$22.5
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	81.5	86.9
Increase in investment income from our buyout and growth funds	15.3	9.1
Decrease (increase) in losses on foreign currency hedges	2.5	(3.9)
Increase (decrease) in investment income from our real assets funds, excluding NGP	2.3	(12.7)
Decrease from the settlement of CEREP I tax matter in 2019	—	(71.5)
Increase in investment income from our distressed debt funds, energy mezzanine funds and opportunistic credit funds	10.5	12.2
Increase in investment income from our direct lending funds, interval funds and CCS	7.8	4.1
Decrease in investment income from Carlyle Aviation	(0.2)	(2.1)
Increase (decrease) in investment income from CLOs	31.9	(11.7)
Decrease in investment income from Fortitude Re	(252.9)	(1,512.8)
All other changes	(4.2)	(12.8)
Total increase (decrease) in investment income	$259.5	$(1,492.7)
Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the unaudited condensed consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the unaudited condensed consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of March 31, 2020 and December 31, 2019, our investment in Fortitude Holdings was $1,077.9 million and $1,200.9 million, respectively, which reflected $539.1 million and $628.2 million, respectively, of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund. Our investment in Carlyle FRL, which is an investment company, reflects our investment in Fortitude Holdings at fair value. Although the fair value reflected a 10% appreciation over our cost, this resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. As of September 30, 2020, our investment in Carlyle FRL was $542.3 million, relative to our cost of $465.4 million.
We recorded an increase in the investment income from CLOs during the three months ended September 30, 2020 and a decrease in the investment income from CLOs during the nine months ended September 30, 2020 relative to the comparable periods in 2019. The fair value of the CLO investments held by the firm (before the effects of consolidation) increased 14% during the quarter, comprised of 30% appreciation on subordinated notes and 5% appreciation on senior notes, as liability spreads continued to tighten in the third quarter.

Performance Allocations. Performance allocations increased $365.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $22.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2020 and 2019 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$291.6	$(53.8)	$852.2	$161.5
Real Assets	45.0	54.6	(126.2)	313.6
Global Credit	16.3	4.1	(24.0)	28.2
Investment Solutions (1)	124.5	107.5	29.6	205.8
Total performance allocations	$477.4	$112.4	$731.6	$709.1

Total carry fund appreciation (depreciation)	5%	2%	2%	7%
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
Aggregate economic activity continued to improve through the third quarter of 2020 – though dispersion in performance across industries and geographies has been substantial and real and significant risks remain for the outlook into 2021 – and our carry fund portfolio continued to build on strong momentum. Our Corporate Private Equity funds appreciated by 5% in the quarter, driven strong performance in our U.S. and Asia buyout portfolio. In our Real Assets segment, Real Estate funds appreciated by 3% in the third quarter, continuing their stable performance, and our Natural Resources funds appreciated by 1% in the quarter. In our Global Credit segment, our carry funds, which represent approximately 13% of the total Global Credit remaining fair value, appreciated by 4% in the second quarter, reflecting performance in our credit opportunities and structured credit fund, and our latest generation distressed credit fund. Our Investment Solutions funds appreciated by 8%, though our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. Significant IPO activity in our portfolio during the first half of 2020 has increased the portion of our traditional carry funds attributable to publicly traded companies to 14% of fair value in the current quarter, compared to 6% at the end of 2019. While these IPOs have performed well to date overall, and with certain of them showing particular strength, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Interest and Other Income. Interest and other income decreased $2.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $7.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as result of decreases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $5.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $15.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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

Expenses
Total expenses increased $138.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $138.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Total Expenses, September 30, 2019	$505.3	$1,636.1
Increases (Decreases):
Increase (decrease) in total compensation and benefits	162.3	(70.3)
Decrease in general, administrative and other expenses	(30.6)	(104.0)
Increase in interest and other expenses of Consolidated Funds	3.1	22.4
All other changes	3.3	13.9
Total increase (decrease)	138.1	(138.0)
Total Expenses, September 30, 2020	$643.4	$1,498.1
Total Compensation and Benefits. Total compensation and benefits increased $162.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $70.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Increase in cash-based compensation and benefits	$22.2	$7.1
Decrease in equity-based compensation	(17.9)	(29.5)
Increase (decrease) in performance allocations and incentive fee related compensation	158.0	(47.9)
Increase (decrease) in total compensation and benefits	$162.3	$(70.3)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $22.2 million, or 11%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $7.1 million, or 1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Increase in headcount and bonuses	$14.1	$15.0
Contingent earnout associated with Carlyle Aviation Partners acquisition	8.1	(7.9)
Total increase in cash-based compensation and benefits	$22.2	$7.1
Equity-based Compensation. Equity-based compensation decreased $17.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $29.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the lower rate of ongoing grants of restricted stock units, as well as a forfeiture credit recorded in the three and nine months ended September 30, 2020 related to the retirement of one of our co-chief executive officers.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $158.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $47.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 52% and 47% for the three and nine months ended September 30, 2020, respectively, and 82% and 55% for the three and nine months ended September 30, 2019, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Corporate Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Real Assets segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $30.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $104.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
CCC litigation cost recovery (1)	$—	$(29.9)
Lower depreciation and intangible asset amortization	(3.3)	(6.0)
Lower professional fees, including corporate conversion costs	(14.2)	(19.2)
(Lower) higher external fundraising costs	(0.1)	4.1
Lower travel and conference expenses	(15.1)	(32.2)
Foreign exchange and other changes	2.1	(20.8)
Total decrease in general, administrative and other expenses	$(30.6)	$(104.0)
(1) See Note 7 to our unaudited condensed consolidated financial statements.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $3.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $22.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher interest expense on the consolidated CLOs.
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

Net Investment Gains of Consolidated Funds
For the three months ended September 30, 2020, net investment gains of Consolidated Funds were $23.9 million as compared to net investment losses of $1.9 million for the three months ended September 30, 2019. For nine months ended September 30, 2020, net investment losses of Consolidated Funds were $38.9 million as compared to net investment losses of $6.9 million for the nine months ended September 30, 2019. For both the three and nine months ended September 30, 2020 and 2019, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The nine months ended September 30, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads in the first quarter, which have seen marked improvement over the second and third quarters. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Realized gains (losses)	$(9.6)	$1.9	$(49.9)	$(9.5)
Net change in unrealized gains (losses)	172.7	(1.3)	(169.3)	28.3
Total gains (losses)	163.1	0.6	(219.2)	18.8
Gains (losses) from liabilities of CLOs	(139.2)	(2.5)	180.3	(25.7)
Total net investment gains (losses) of Consolidated Funds	$23.9	$(1.9)	$(38.9)	$(6.9)

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $37.2 million for the three months ended September 30, 2020 as compared to net income of $10.5 million for the three months ended September 30, 2019. Net loss attributable to non-controlling interests in consolidated entities was $1.2 million for the nine months ended September 30, 2020 as compared to net income of $45.8 million for the nine months ended September 30, 2019. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders
The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $295.5 million for the three months ended September 30, 2020 as compared to $68.4 million for the three months ended September 30, 2019. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $(170.6) million for the nine months ended September 30, 2020 as compared to $353.6 million for the nine months ended September 30, 2019. Prior to the Conversion, the Company was allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 34% as of September 30, 2019). Net income or loss attributable to the Company also included 100% of the net income (loss) attributable to the Company’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $9.8 million and $(11.5) million for the three and nine months ended September 30, 2019, respectively. As a result, the total net income or loss attributable to the Company has historically varied as a percentage of the net income or loss attributable to Carlyle Holdings, and is not comparable to net income (loss) attributable to The Carlyle Group Inc. common stockholders following the Conversion. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of the Conversion and the effective tax rate for the nine months ended September 30, 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2020 and 2019. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total Segment Revenues	$496.5	$527.8	$1,659.8	$1,529.4
Total Segment Expenses	344.7	367.1	1,134.6	1,054.5
Distributable Earnings	$151.8	$160.7	$525.2	$474.9
(-) Realized Net Performance Revenues	39.9	57.7	159.0	85.5
(-) Realized Principal Investment Income	12.8	7.3	50.8	85.3
(+) Net Interest	19.6	13.1	59.4	40.7
(=) Fee Related Earnings	$118.7	$108.8	$374.8	$344.8
The following table sets forth our total segment revenues for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$389.1	$384.6	$1,157.0	$1,180.7
Portfolio advisory and transaction fees, net and other	5.1	11.1	30.2	36.0
Total fund level fee revenues	394.2	395.7	1,187.2	1,216.7
Realized performance revenues	86.8	118.3	410.6	209.4
Realized principal investment income	12.8	7.3	50.8	85.3
Interest income	2.7	6.5	11.2	18.0
Total Segment Revenues	$496.5	$527.8	$1,659.8	$1,529.4
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$205.3	$194.1	$619.2	$603.5
Realized performance revenue related compensation	46.9	60.6	251.6	123.9
Total compensation and benefits	252.2	254.7	870.8	727.4
General, administrative, and other indirect expenses	62.0	81.0	168.4	236.7
Depreciation and amortization expense	8.2	11.8	24.8	31.7
Interest expense	22.3	19.6	70.6	58.7
Total Segment Expenses	$344.7	$367.1	$1,134.6	$1,054.5

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Income (loss) before provision for income taxes	$415.1	$261.4	$(117.1)	$1,273.7
Adjustments:
Net unrealized performance revenues	(180.3)	126.2	(238.8)	(112.0)
Unrealized principal investment (income) loss(1)	(81.0)	(198.7)	643.2	(672.2)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(2)	—	(68.1)	104.4	(135.2)
Equity-based compensation(3)	21.1	38.9	87.4	116.6
Acquisition related charges, including amortization of intangibles and impairment	18.5	11.2	28.6	38.6
Other non-operating expense	0.6	0.3	1.3	1.0
Tax expense (benefit) associated with certain foreign performance fee revenues	(7.8)	(10.8)	4.1	(13.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(37.2)	(10.5)	1.2	(45.8)
Debt extinguishment costs	—	—	—	0.1
Corporate conversion costs, severance and other adjustments	2.8	10.8	10.9	23.4
(=) Distributable Earnings	$151.8	$160.7	$525.2	$474.9
(-) Realized net performance revenues(4)	39.9	57.7	159.0	85.5
(-) Realized principal investment income(4)	12.8	7.3	50.8	85.3
(+) Net Interest	19.6	13.1	59.4	40.7
(=) Fee Related Earnings	$118.7	$108.8	$374.8	$344.8

(1)    Adjustments to unrealized principal investment income (loss) during the nine months ended September 30, 2020 are inclusive of $211.8 million of unrealized gains (losses), resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the nine months ended September 30, 2020. Adjustments to unrealized principal investment income (loss) during the three and nine months ended September 30, 2019 are inclusive of $213.5 million and $673.7 million of unrealized gains on embedded derivatives.
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

    (4) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$477.4	$(390.6)	$86.8
Performance revenues related compensation expense	250.6	(203.7)	46.9
Net performance revenues	$226.8	$(186.9)	$39.9

Principal investment income (loss)	$106.7	$(93.9)	$12.8

	Nine Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$731.6	$(321.0)	$410.6
Performance revenues related compensation expense	343.7	(92.1)	251.6
Net performance revenues	$387.9	$(228.9)	$159.0

Principal investment income (loss)	$(659.2)	$710.0	$50.8

	Three Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$112.4	$5.9	$118.3
Performance revenues related compensation expense	92.6	(32.0)	60.6
Net performance revenues	$19.8	$37.9	$57.7

Principal investment income (loss)	$212.2	$(204.9)	$7.3

	Nine Months Ended September 30, 2019
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$709.1	$(499.7)	$209.4
Performance revenues related compensation expense	391.6	(267.7)	123.9
Net performance revenues	$317.5	$(232.0)	$85.5

Principal investment income (loss)	$856.0	$(770.7)	$85.3
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Corporate Private Equity	$87.5	$81.7	$290.7	$206.3
Real Assets	27.6	63.3	115.7	216.0
Global Credit	22.0	11.1	81.9	34.1
Investment Solutions	14.7	4.6	36.9	18.5
Distributable Earnings	$151.8	$160.7	$525.2	$474.9
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$180.7	$192.2	$556.9	$572.5
Portfolio advisory and transaction fees, net and other	3.2	8.7	9.9	23.5
Total fund level fee revenues	183.9	200.9	566.8	596.0
Realized performance revenues	58.3	33.3	152.4	67.9
Realized principal investment income	5.0	1.8	29.4	0.5
Interest income	0.2	1.7	1.7	4.1
Total revenues	247.4	237.7	750.3	668.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	91.2	92.6	280.2	290.4
Realized performance revenues related compensation	27.0	14.9	69.5	30.7
Total compensation and benefits	118.2	107.5	349.7	321.1
General, administrative, and other indirect expenses	28.2	34.8	68.4	102.2
Depreciation and amortization expense	3.8	5.7	11.6	15.1
Interest expense	9.7	8.0	29.9	23.8
Total expenses	159.9	156.0	459.6	462.2
Distributable Earnings	$87.5	$81.7	$290.7	$206.3
(-) Realized Net Performance Revenues	31.3	18.4	82.9	37.2
(-) Realized Principal Investment Income	5.0	1.8	29.4	0.5
(+) Net Interest	9.5	6.3	28.2	19.7
(=) Fee Related Earnings	$60.7	$67.8	$206.6	$188.3

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Distributable Earnings
Distributable Earnings increased $5.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $84.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2019	$81.7	$206.3
Increases (decreases):
(Decrease) increase in fee related earnings	(7.1)	18.3
Increase in realized net performance revenues	12.9	45.7
Increase in realized principal investment income	3.2	28.9
Increase in net interest	(3.2)	(8.5)
Total increase	5.8	84.4
Distributable Earnings, September 30, 2020	$87.5	$290.7
Realized Net Performance Revenues. Realized net performance revenues increased $12.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to higher realizations in our U.S. buyout funds, partially offset by lower realizations in our financial services buyout and Europe growth funds.
Realized net performance revenues increased $45.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher realizations in our U.S. and financial services buyout funds and Europe growth funds, partially offset by lower realizations in our Asia buyout funds. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019	2020	2019
CP VI	CETP II	CP IV	CP V
CP V	CGFSP II	CP V	CAP III
CGFSP II		CP VI	CETP II
CCI		CETP III	CGFSP II
CGFSP II
CGFSP I
CCI
Realized Principal Investment Income. Realized principal investment income was $5.0 million for the three months ended September 30, 2020 as compared to realized principal investment income $1.8 million for the three months ended September 30, 2019, primarily due to higher realized gains from our investments in U.S. buyout funds, partially offset by lower realized gains from our investments in Europe buyout and U.S. growth funds.
Realized principal investment income was $29.4 million for the nine months ended September 30, 2020 as compared to realized principal investment income of $0.5 million for the nine months ended September 30, 2019, primarily due to higher realized gains from investments in our Asia buyout and Europe growth funds, as well as realized gains for the nine months ended September 30, 2020 compared to realized losses for the nine months ended September 30, 2019 in our Europe buyout funds. This was partially offset by realized losses for the nine months ended September 30, 2020 compared to realized gains for the nine months ended September 30, 2019 in our U.S. growth funds.

Fee Related Earnings
Fee Related Earnings decreased $7.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $18.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2019	$67.8	$188.3
Increases (decreases):
Decrease in fee revenues	(17.0)	(29.2)
Decrease in cash-based compensation and benefits	1.4	10.2
Decrease in general, administrative and other indirect expenses	6.6	33.8
All other changes	1.9	3.5
Total (decrease) increase	(7.1)	18.3
Fee Related Earnings, September 30, 2020	$60.7	$206.6
Fee Revenues. Total fee revenues decreased $17.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $29.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Lower fund management fees	$(11.5)	$(15.6)
Lower portfolio advisory and transaction fees, net and other	(5.5)	(13.6)
Total decrease in fee revenues	$(17.0)	$(29.2)
The decrease in fund management fees for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to lower fee rates and a lower basis for CP VI, CP V, CEP III, CEP IV, CAP IV, CETP III and CEOF I as they have exited the investment period, and catch up management fees from subsequent closes in CEP V in 2019. These decreases were partially offset by the activation of management fees during the third quarter of 2019 on our fourth Europe technology fund (“CETP IV”) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
The decreases in portfolio advisory and transaction fees, net and other for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to transaction fees related to an investment in one of our Japan buyout funds during the three months ended September 30, 2019 as well as an investment in one of our U.S. buyout funds in the nine months ended September 30, 2019.
The total weighted-average management fee rates as of September 30, 2020 and 2019 were 1.27% and 1.23%, respectively, with the increase driven by new funds raised with higher fee rates. Fee-earning assets under management were $57.6 billion and $61.2 billion as of September 30, 2020 and 2019, respectively, a decrease of $3.6 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $1.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $10.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to lower projected year-end bonuses in 2020.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $6.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to lower professional fees and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
General, administrative and other indirect expenses decreased $33.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $14.6 million during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments, and lower professional fees and travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2020	2019
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$35,460	$37,687
Fee-earning AUM based on invested capital	19,974	21,552
Fee-earning AUM based on net asset value	108	—
Fee-earning AUM based on lower of cost or fair value	2,081	1,996
Total Fee-earning AUM	$57,623	$61,235
Weighted Average Management Fee Rates (2)
All Funds	1.27%	1.23%
Funds in Investment Period	1.44%	1.44%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$57,223	$60,518	$61,660	$62,358
Inflows (1)	114	1,538	202	2,116
Outflows (including realizations) (2)	(219)	(292)	(4,321)	(2,614)
Market Activity & Other (3)	(22)	1	(368)	(25)
Foreign Exchange (4)	527	(530)	450	(600)
Balance, End of Period	$57,623	$61,235	$57,623	$61,235
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $57.6 billion at September 30, 2020, an increase of $0.4 billion, or approximately 1%, compared to $57.2 billion at June 30, 2020. The increase was driven by $0.5 billion of positive foreign exchange activity from the translation of our EUR-denominated funds' AUM to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $57.6 billion at September 30, 2020, a decrease of $4.1 billion, or approximately 7%, compared to $61.7 billion at December 31, 2019. The decrease was driven by outflows of $4.3 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital.
Fee-earning AUM was $57.6 billion at September 30, 2020, a decrease of $3.6 billion, or approximately 6%, compared to $61.2 billion at September 30, 2019. The decrease was driven by outflows of $5.5 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital. Partially offsetting the decrease were inflows of $1.6 billion primarily from new fee-paying commitments raised in CEP V as well as investments in other funds which charge fees based on invested capital.
Fee-earning AUM was $61.2 billion at September 30, 2019, an increase of $0.7 billion, or approximately 1%, compared to $60.5 billion at June 30, 2019. This increase was driven by inflows of $1.5 billion primarily from the activation of management fees in CETP IV. Partially offsetting the increase were $0.5 billion of negative foreign exchange activity from the translation of our EUR-denominated funds' AUM to USD and outflows of $0.3 billion primarily in our Europe buyout and growth funds.
Fee-earning AUM was $61.2 billion at September 30, 2019, a decrease of $1.2 billion, or approximately 2%, compared to $62.4 billion at December 31, 2018. The decrease was driven by outflows of $2.6 billion primarily in our U.S. buyout funds and negative foreign exchange activity of $0.6 billion from the translation of our EUR-denominated funds' AUM to USD. This was partially offset by inflows of $2.1 billion from new fee-earning commitments raised in CETP IV and CEP V.

Total AUM as of and for the Three and Nine Months Ended September 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Dollars in millions)
Corporate Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$84,290	$86,429
Inflows (1)	—	492
Outflows (including realizations) (2)	(1,736)	(5,291)
Market Activity & Other (3)	2,015	3,014
Foreign Exchange (4)	736	661
Balance, End of Period	$85,305	$85,305
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

Total AUM was $85.3 billion at September 30, 2020, an increase of $1.0 billion compared to $84.3 billion as of June 30, 2020. The increase was driven by overall segment appreciation of $2.0 billion, or 5%, for the period. The carry funds driving appreciation for the period included $0.7 billion attributable to CP VI, $0.6 billion attributable to CAP IV, and $0.3 billion attributable to CAP V. Partially offsetting the increase were outflows of $1.7 billion primarily from distributions of investment proceeds in our Europe Buyout and U.S. Buyout funds.
Total AUM was $85.3 billion at September 30, 2020, a decrease of $1.1 billion compared to $86.4 billion as of December 31, 2019. Driving the decrease were outflows of $5.3 billion primarily from distributions of investment proceeds in our U.S. Buyout, Asia Buyout, and Europe Buyout funds. Offsetting this was overall segment appreciation of $3.0 billion, or 8%, for the period. The carry funds driving appreciation for the period included $3.8 billion attributable to CP VI, $1.1 billion attributable to CAP IV, and $0.3 billion attributable to CETP III, partially offset by depreciation in CEP IV, CP V, and CGP.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of September 30, 2020								As of September 30, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Corporate Private Equity	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CP V	2007		$13,719.7	$13,238.2	$26,195.5	$1,556.3	2.1x	18%	14%	X	X	$10,777.9	$26,667.8	2.5x	24%
CP VI	2014		$13,000.0	$13,019.1	$7,035.3	$16,099.0	1.8x	18%	13%	X	X	$3,948.3	$6,099.4	1.5x	16%
CEP II	2003		€1,805.4	€2,048.4	€4,113.3	€24.3	2.0x	36%	20%	X	X	€1,888.9	€4,121.7	2.2x	43%
CEP III	2007		€5,294.9	€5,155.5	€10,995.5	€409.9	2.2x	19%	14%	X		€4,667.5	€11,265.9	2.4x	20%
CEP IV	2014		€3,669.5	€3,752.9	€1,909.5	€2,793.3	1.3x	8%	4%			€889.2	€1,597.0	1.8x	23%
CAP III	2008		$2,551.6	$2,543.2	$4,416.5	$197.4	1.8x	16%	11%	X	X	$2,149.0	$4,416.7	2.1x	19%
CAP IV	2014		$3,880.4	$4,043.5	$3,000.4	$3,725.9	1.7x	17%	11%	X		$1,415.1	$4,194.2	3.0x	35%
CJP II	2006		¥165,600.0	¥141,866.7	¥205,301.1	¥1,080.0	1.5x	7%	3%			¥134,666.7	¥203,831.2	1.5x	7%
CJP III	2013		¥119,505.1	¥91,191.7	¥74,632.4	¥90,091.3	1.8x	19%	12%	X		¥28,909.3	¥81,077.4	2.8x	37%
CGFSP II	2013		$1,000.0	$942.7	$1,029.7	$752.7	1.9x	23%	16%	X	X	$485.9	$1,006.3	2.1x	29%
CEOF I	2011		$1,119.1	$1,173.6	$1,409.8	$323.5	1.5x	12%	8%	X		$766.7	$1,323.9	1.7x	22%
CEOF II	2015		$2,400.0	$2,055.9	$190.5	$2,032.6	1.1x	3%	Neg			$110.0	$137.5	1.3x	13%
CETP III	2014		€656.6	€592.1	€1,062.6	€407.1	2.5x	42%	29%	X	X	€236.6	€1,063.7	4.5x	53%
CAGP IV	2008		$1,041.4	$954.1	$1,088.6	$145.8	1.3x	7%	2%			$778.7	$1,085.1	1.4x	9%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$10,653.2	$10,718.4	$5,019.8	1.5x	11%	9%			$5,761.4	$10,987.5	1.9x	16%
Fully Realized Funds, Coinvestments and SMA's(15)	Various			$25,110.8	$63,851.0	$11.2	2.5x	33%	28%			$25,110.8	$63,862.2	2.5x	33%
Total Fully Invested/Committed Funds				$89,480.3	$142,782.8	$34,988.8	2.0x	26%	18%			$61,859.1	$143,636.4	2.3x	27%
Funds in the Investment Period(8)
CP VII	2018	May-24	$18,510.0	$8,733.6	$262.7	$8,933.7	1.1x	NM	NM
CEP V	2018	Oct-24	€6,416.4	€1,683.3	€8.0	€1,573.8	0.9x	NM	NM
CAP V	2018	Jun-24	$6,554.2	$1,692.0	$280.2	$1,964.1	1.3x	42%	13%	X
CGP	2015	Mar-21	$3,588.0	$2,813.3	$209.8	$2,812.0	1.1x	2%	1%
CJP IV	2020	Jan-26	¥258,000.0	¥—	¥—	¥—	n/a	n/a	n/a
CGFSP III	2018	Dec-23	$1,004.6	$441.4	$3.9	$516.2	1.2x	NM	NM
CETP IV	2019	Jul-25	€1,350.0	€339.4	€—	€321.8	0.9x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$3,692.7	$426.7	$3,726.3	1.1x	NM	NM
Total Funds in the Investment Period				$19,744.2	$1,192.7	$20,174.3	1.1x	5%	Neg			$82.2	$298.5	3.6x	60%
TOTAL CORPORATE PRIVATE EQUITY(18)				$109,224.5	$143,975.5	$55,163.1	1.8x	25%	17%			$61,941.3	$143,934.9	2.3x	27%

(1)The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.
(3)Represents the original cost of investments since inception of the fund.
(4)Represents all realized proceeds since inception of the fund.
(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(7)An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(8)Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(9)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(10)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.
(11)Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.
(12)Fund has generated realized net performance fees/(realized giveback) in the last twelve months.
(13)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(14)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CSABF, and CPF.
(15)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CMG, CVP I, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.
(16)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CAP Growth I and CBPF II.
(17)For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.
(18)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$67.4	$78.1	$222.4	$261.3
Portfolio advisory and transaction fees, net and other	0.3	(0.1)	0.9	3.7
Total fund level fee revenues	67.7	78.0	223.3	265.0
Realized performance revenues	12.2	65.0	99.3	94.5
Realized principal investment income	2.5	3.9	4.6	75.6
Interest income	0.1	0.8	0.9	2.0
Total revenues	82.5	147.7	328.1	437.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	31.3	33.1	102.6	102.9
Realized performance revenues related compensation	5.9	29.2	44.9	52.4
Total compensation and benefits	37.2	62.3	147.5	155.3
General, administrative, and other indirect expenses	12.2	16.7	46.8	50.5
Depreciation and amortization expense	1.5	2.2	4.6	5.9
Interest expense	4.0	3.2	13.5	9.4
Total expenses	54.9	84.4	212.4	221.1
(=) Distributable Earnings	$27.6	$63.3	$115.7	$216.0
(-) Realized Net Performance Revenues	6.3	35.8	54.4	42.1
(-) Realized Principal Investment Income	2.5	3.9	4.6	75.6
(+) Net Interest	3.9	2.4	12.6	7.4
(=) Fee Related Earnings	$22.7	$26.0	$69.3	$105.7

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Distributable Earnings
Distributable Earnings decreased $35.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $100.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2019	$63.3	$216.0
Increases (decreases):
Decrease in fee related earnings	(3.3)	(36.4)
(Decrease) increase in realized net performance revenues	(29.5)	12.3
Decrease in realized principal investment income	(1.4)	(71.0)
Increase in net interest	(1.5)	(5.2)
Total decrease	(35.7)	(100.3)
Distributable Earnings, September 30, 2020	$27.6	$115.7
Realized Net Performance Revenues. Realized net performance revenues decreased $29.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to lower realizations in our U.S. real estate funds.
Realized net performance revenues increased $12.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the $19.9 million realized giveback on Riverstone Legacy Energy Fund IV in the nine months ended September 30, 2019 and higher realizations in our Europe real estate funds in the nine months ended September 30, 2020, partially offset by lower realizations in our U.S. real estate funds. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019	2020	2019
CRP III	CRP VII	CRP III	Energy IV (giveback)
CRP VII	CRP III	CRP VII	CRP VII
		CERF	CPI
		CEREP III	CRP III
CPOCP
Realized Principal Investment Income. Realized principal investment income decreased $1.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $71.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund in 2019, which reversed a portion of an investment loss recognized in 2015. See Note 7 of our unaudited condensed consolidated financial statements for more information on this matter.

Fee Related Earnings
Fee Related Earnings decreased $3.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $36.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2019	$26.0	$105.7
Increases (decreases):
Decrease in fee revenues	(10.3)	(41.7)
Decrease in cash-based compensation and benefits	1.8	0.3
Decrease in general, administrative and other indirect expenses	4.5	3.7
All other changes	0.7	1.3
Total decrease	(3.3)	(36.4)
Fee Related Earnings, September 30, 2020	$22.7	$69.3
Fee Revenues. Fee revenues decreased $10.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $41.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Lower fund management fees	$(10.7)	$(38.9)
Higher (lower) portfolio advisory and transaction fees, net and other	0.4	(2.8)
Total decrease in fee revenues	$(10.3)	$(41.7)
The decrease in fund management fees for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily reflects lower management fees from CGIOF and NGP XII.
The decrease in fund management fees for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily reflects lower management fees from CIEP I, CGIOF and NGP XII, including $26.4 million in catch up management fees from subsequent closes for the nine months ended September 30, 2019, partially offset by increased management fees from CIEP II, including $6.3 million in catch up management fees from subsequent closes for the nine months ended September 30, 2020.
The decrease in portfolio advisory and transaction fees, net and other for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily from transaction fees associated with investments in CIEP I and CPP II in the nine months ended September 30, 2019.
The weighted average management fee rate for funds in the investment period decreased to 1.26% at September 30, 2020 from 1.29% at September 30, 2019 primarily due to new funds raised with lower fee rates. The total weighted average management fee rate was 1.24% at September 30, 2020, up slightly from 1.23% at September 30, 2019.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $1.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased $0.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to lower projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expense decreased $4.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to lower professional fees and travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

General, administrative and other indirect expense decreased $3.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due the allocated portion of the cost recovery associated with the CCC matter of $5.7 million (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2020	2019
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,406	$15,495
Fee-earning AUM based on invested capital (2)	10,981	14,724
Fee-earning AUM based on net asset value	2,789	2,131
Fee-earning AUM based on lower of cost or fair value and other (3)	360	364
Total Fee-earning AUM (4)	$31,536	$32,714
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.23%
Funds in Investment Period	1.26%	1.29%
(1)For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for investments for certain real estate funds.
(3)Includes certain funds that are calculated on gross asset value.
(4)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2020, the Legacy Energy Funds had, in the aggregate, approximately $1.0 billion in AUM and $1.2 billion in Fee-earning AUM. NGP IX, or in the case of NGP M&R and NGP ETP II, certain affiliated entities (collectively, the “NGP Predecessor Funds”) and NGP X, NGP GAP, NGP XI, and NGP XII (referred to herein as the “NGP Carry Funds”, collectively with the NGP Predecessor Funds, the “NGP Energy Funds”), are managed by NGP Energy Capital Management (“NGP”). As of September 30, 2020, the NGP Energy Funds had, in the aggregate, approximately $9.6 billion in AUM and $9.4 billion in Fee-earning AUM.
(5)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds and the NGP Energy Funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,569	$33,197	$33,151	$32,977
Inflows (1)	501	519	2,017	3,665
Outflows (including realizations) (2)	(762)	(1,039)	(3,623)	(3,906)
Market Activity & Other (3)	171	91	(53)	42
Foreign Exchange (4)	57	(54)	44	(64)
Balance, End of Period	$31,536	$32,714	$31,536	$32,714
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, and gross subscriptions in open-ended vehicles with management fees based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, and gross redemptions in open-ended vehicles with management fees based on net asset value. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $31.5 billion at September 30, 2020, a decrease of $0.1 billion compared to $31.6 billion at June 30, 2020. The decrease was driven by outflows of $0.8 billion primarily from distributions in our NGP Energy funds. Offsetting this decrease were inflows of $0.5 billion primarily related to purchases in CIEP I and CPI, as well as $0.2 billion of positive market activity primarily from appreciation in CPI. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $31.5 billion at September 30, 2020, a decrease of $1.7 billion, or approximately 5%, compared to $33.2 billion at December 31, 2019. This decrease was driven by outflows of $3.6 billion primarily in our NGP Energy and Legacy Energy funds. Partially offsetting the decrease were inflows of $2.0 billion primarily related to new limited partner capital invested in CPI and new fee-paying commitments raised in CIEP II.
Fee-earning AUM was $31.5 billion at September 30, 2020, a decrease of $1.2 billion, or approximately 4%, compared to $32.7 billion at September 30, 2019. This decrease was driven by outflows of $4.5 billion primarily in our NGP Energy, Legacy Energy, and U.S. Real Estate funds. Partially offsetting the decrease were inflows of $3.2 billion primarily related to new limited partner capital invested in CPI and other funds with fees based on invested capital, as well as new fee-paying commitments raised in CIEP II and CRSEF.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Dollars in millions)
Real Assets
Total AUM Rollforward
Balance, Beginning of Period	$40,176	$43,355
Inflows (1)	237	1,887
Outflows (including realizations) (2)	(941)	(2,198)
Market Activity & Other (3)	399	(3,153)
Foreign Exchange (4)	80	60
Balance, End of Period	$39,951	$39,951
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

Total AUM was $40.0 billion at September 30, 2020, a decrease of $0.2 billion compared to $40.2 billion at June 30, 2020. The decrease was driven by outflows of $0.9 billion related to distributions in our Legacy Energy and U.S. real estate funds.This was offset by appreciation of $0.4 billion and inflows of $0.2 billion primarily from fundraising in CPI, NGP Minerals, and new coinvestment offerings. Appreciation was driven by $0.1 billion attributable to NGP XII, $0.1 billion attributable to CRP VIII, and $0.1 billion attributable to CPI.
Total AUM was $40.0 billion at September 30, 2020, a decrease of $3.4 billion, or approximately 8%, compared to $43.4 billion at December 31, 2019. This decrease was primarily due to depreciation of $3.2 billion which was driven by $1.1 billion attributable to NGP XI, $0.5 billion attributable to CIEP I, and $0.2 billion attributable to NGP X. Also driving the decrease were outflows of $2.2 billion related to distributions in our Legacy Energy and U.S. real estate funds. This was partially offset by inflows of $1.9 billion from fundraising in CPI, CIEP II, and NGP Minerals.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2020, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(7)
				As of September 30, 2020								As of September 30, 2020
	Fund Vintage (1)	Investment Period End/Fee Stepdown (2)	Committed Capital	Cumulative Invested Capital(3)	Realized Value(4)	Remaining Fair Value(5)	MOIC(6)	Gross IRR (9)(17)	Net IRR (10)(17)	In Accrued Carry/(Clawback)(11)	LTM Realized Carry/Clawback (12)	Cumulative Invested Capital(3)	Total Fair Value(13)	MOIC(6)	Gross IRR (9)(17)
Real Assets	(Reported in Local Currency, in Millions)											(Reported in Local Currency, in Millions)
Fully Invested/Committed Funds(8)
CRP IV	2004		$950.0	$1,215.2	$1,985.0	$10.0	1.6x	7%	4%			$1,157.2	$1,983.8	1.7x	7%
CRP V	2006		$3,000.0	$3,349.1	$5,090.5	$792.3	1.8x	12%	9%	X	X	$3,227.0	$5,794.7	1.8x	13%
CRP VI	2010		$2,340.0	$2,163.4	$3,600.5	$302.5	1.8x	27%	18%	X	X	$1,705.9	$3,450.9	2.0x	32%
CRP VII	2014		$4,161.6	$3,734.3	$3,652.7	$2,210.5	1.6x	19%	12%	X	X	$1,953.3	$3,534.8	1.8x	26%
CEREP III	2007		€2,229.5	€2,052.7	€2,395.7	€84.6	1.2x	4%	1%			€1,911.6	€2,392.9	1.3x	5%
CIEP I	2013		$2,500.0	$2,326.3	$860.6	$2,196.4	1.3x	14%	6%			$665.4	$1,344.2	2.0x	22%
NGP X	2012		$3,586.0	$3,343.9	$2,972.3	$562.6	1.1x	2%	Neg			$2,231.6	$2,900.4	1.3x	10%
NGP XI	2014		$5,325.0	$4,925.7	$1,651.3	$3,439.0	1.0x	1%	Neg			$1,428.4	$1,582.8	1.1x	33%
Energy III	2005		$3,800.0	$3,569.7	$5,248.6	$152.3	1.5x	9%	5%			$3,152.1	$5,044.9	1.6x	11%
Energy IV	2007		$5,979.1	$6,372.8	$6,950.8	$443.1	1.2x	5%	1%		(X)	$5,990.5	$7,233.7	1.2x	7%
Renew II	2008		$3,417.5	$2,833.5	$3,008.4	$911.5	1.4x	6%	3%	(X)		$2,376.5	$2,948.8	1.2x	6%
All Other Active Funds, Coinvestments and SMAs(14)	Various			$5,380.4	$6,602.1	$2,247.2	1.6x	8%	7%			$3,548.2	$6,559.2	1.8x	11%
Fully Realized Funds, Coinvestments and SMAs(15)	Various			$8,698.7	$12,716.8	$2.9	1.5x	20%	11%			$8,698.7	$12,719.7	1.5x	20%
Total Fully Invested/Committed Funds				$50,319.2	$57,148.0	$13,369.5	1.4x	11%	6%			$38,375.6	$57,902.8	1.5x	13%
Funds in the Investment Period(8)
CRP VIII	2017	May-22	$5,505.1	$2,583.0	$343.4	$2,779.7	1.2x	NM	NM
NGP XII	2017	Jul-22	$4,277.6	$2,127.9	$0.1	$2,081.5	1.0x	NM	NM
CIEP II	2019	Apr-25	$2,256.9	$363.6	$—	$345.4	0.9x	NM	NM
CPP II	2014	Apr-21	$1,526.7	$1,229.4	$318.6	$1,214.2	1.2x	10%	4%
CPI	2016	n/a	$3,393.6	$2,903.1	$560.8	$2,923.6	1.2x	13%	11%	X	X
CGIOF	2018	Sep-23	$2,201.4	$319.4	$28.8	$183.2	0.7x	NM	NM
All Other Funds, Coinvestments and SMAs(16)	Various			$1,912.0	$254.9	$1,798.0	1.1x	NM	NM
Total Funds in the Investment Period				$11,438.3	$1,506.6	$11,325.7	1.1x	9%	2%			$428.7	$768.4	1.8x	NM
TOTAL REAL ASSETS(18)				$61,757.6	$58,654.6	$24,695.2	1.3x	11%	6%			$38,804.3	$58,671.3	1.5x	13%
(1)The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.
(3)Represents the original cost of investments since inception of the fund.
(4)Represents all realized proceeds since inception of the fund.
(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(7)An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(8)Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(9)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(10)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.
(11)Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.
(12)Fund has generated realized net performance fees/(realized giveback) in the last twelve months.
(13)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(14)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: NGP GAP and CPOCP.
(15)Aggregate includes the following funds: CRP I, CRP II, CRP III, CRCP I, CAREP I, CAREP II, CEREP I, CEREP II, Energy I, Energy II, Renew I, and CIP.
(16)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CCR, CRSEF, CER, and NGP RP.
(17)For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.
(18)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$86.2	$75.6	$237.5	$229.6
Portfolio advisory and transaction fees, net and other	1.6	2.5	19.4	8.8
Total fund level fee revenues	87.8	78.1	256.9	238.4
Realized performance revenues	—	0.9	26.5	1.0
Realized principal investment income	4.5	2.2	14.9	8.2
Interest income	2.3	3.6	8.0	10.8
Total revenues	94.6	84.8	306.3	258.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	52.5	43.9	156.1	140.0
Realized performance revenues related compensation	—	—	12.2	—
Total compensation and benefits	52.5	43.9	168.3	140.0
General, administrative, and other indirect expenses	12.0	20.9	30.7	57.9
Depreciation and amortization expense	1.8	2.4	5.2	6.5
Interest expense	6.3	6.5	20.2	19.9
Total expenses	72.6	73.7	224.4	224.3
(=) Distributable Earnings	$22.0	$11.1	$81.9	$34.1
(-) Realized Net Performance Revenues	—	0.9	14.3	1.0
(-) Realized Principal Investment Income	4.5	2.2	14.9	8.2
(+) Net Interest	4.0	2.9	12.2	9.1
(=) Fee Related Earnings	$21.5	$10.9	$64.9	$34.0

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Distributable Earnings
Distributable Earnings increased $10.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $47.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2019	$11.1	$34.1
Increases (decreases):
Increase in fee related earnings	10.6	30.9
(Decrease) increase in realized net performance revenues	(0.9)	13.3
Increase in realized principal investment income	2.3	6.7
Increase in net interest	(1.1)	(3.1)
Total increase	10.9	47.8
Distributable Earnings, September 30, 2020	$22.0	$81.9
Realized net performance revenues increased $13.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by Carlyle Aviation Partners in the nine months ended September 30, 2020.
Realized Principal Investment Income. Realized principal investment income increased $2.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $6.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher realizations on investments in our business development companies. The increase for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was partially offset by higher dividends from our Interval Fund in the nine months ended September 30, 2019.
Fee Related Earnings
Fee Related Earnings increased $10.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $30.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2019	$10.9	$34.0
Increases (decreases):
Increase in fee revenues	9.7	18.5
Increase in cash-based compensation and benefits	(8.6)	(16.1)
Decrease in general, administrative and other indirect expenses	8.9	27.2
All other changes	0.6	1.3
Total increase	10.6	30.9
Fee Related Earnings, September 30, 2020	$21.5	$64.9
Fee Revenues. Fee revenues increased $9.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $18.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 v. 2019
	(Dollars in millions)
Higher fund management fees	$10.6	$7.9
(Lower) higher portfolio advisory and transaction fees, net and other	(0.9)	10.6
Total increase in fee revenues	$9.7	$18.5
The increase in fund management fees for the three and nine months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily driven by increased management fees from our structured credit funds, opportunistic credit carry fund, direct lending platform, and Carlyle FRL, partially offset by lower management fees from our energy mezzanine carry funds and lower servicing fees from Carlyle Aviation Partners. In the third quarter of 2020, we recognized $7.6 million of subordinated management fees in certain of our U.S. CLOs that were previously deferred in the first and second quarters of 2020.
The increase in portfolio advisory and transaction fees, net and other for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily from transaction fees associated with Carlyle FRL during the nine months ended September 30, 2020 (see Note 4 to the accompanying unaudited condensed consolidated financial statements for more information).
The weighted average management fee rate on our carry funds increased from 1.23% at September 30, 2019 to 1.27% at September 30, 2020. The rate increase was primarily due to runoff of an early vintage fund with a lower fee rate and new fee-paying commitments raised in SASOF V with a higher effective fee rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $8.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $16.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $8.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to lower professional fees and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
General, administrative and other indirect expenses decreased $27.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $6.3 million during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), as well as lower professional fees, due in part to expense recoveries from Carlyle FRL, and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2020	2019
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,018	$4,727
Fee-earning AUM based on invested capital	5,178	4,015
Fee-earning AUM based on collateral balances, at par	26,326	24,831
Fee-earning AUM based on net asset value	1,517	1,377
Fee-earning AUM based on other (2)	4,341	2,198
Total Fee-earning AUM	$42,380	$37,148
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.27%	1.23%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$41,830	$35,902	$37,862	$35,152
Inflows (1)	703	2,088	5,220	3,784
Outflows (including realizations) (2)	(569)	(765)	(1,879)	(2,390)
Market Activity & Other (3)	68	212	338	945
Foreign Exchange (4)	348	(289)	839	(343)
Balance, End of Period	$42,380	$37,148	$42,380	$37,148
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in funds or vehicles based on the lower of cost or fair value or net asset value, as well as activity of funds with fees based on gross asset value.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $42.4 billion at September 30, 2020, an increase of $0.6 billion compared to $41.8 billion at June 30, 2020. This increase was driven by inflows of $0.7 billion primarily from the closing of our latest vintage U.S. CLO and investments made in funds with fees based on invested capital. Also driving the increase was positive foreign exchange activity of $0.3 billion from the translation of Fee-earning AUM in our EUR-denominated CLO’s to USD. This was partially offset by outflows of $0.6 billion due to runoff of CLO collateral balances and outflows in other funds with fees tied to asset value. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $42.4 billion at September 30, 2020, an increase of $4.5 billion compared to $37.9 billion at December 31, 2019. This increase was driven by inflows of $5.2 billion primarily from the onboarding of fee-earning AUM in our insurance business, new fee-paying capital raised in our CLO’s, activation of management fees in SASOF V, and new investments made in CCOF. This was partially offset by outflows of $1.9 billion due to runoff of CLO collateral balances and outflows in other funds with fees tied to asset value.
Fee-earning AUM was $42.4 billion at September 30, 2020, an increase of $5.3 billion, or approximately 14%, compared to $37.1 billion at September 30, 2019. The increase was driven by inflows of $5.9 billion primarily related to the raising of additional U.S. and Europe CLOs, the onboarding of fee-earning AUM in our insurance business, purchases in CCOF and CSC, and the activation of management fees in SASOF V. This was partially offset by outflows of $2.2 billion primarily due to runoff of our CLO collateral balances and in other funds with fees tied to asset value.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2020.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$49,992	$49,412
Inflows (1)	2,374	6,247
Outflows (including realizations) (2)	(384)	(2,917)
Market Activity & Other (3)	671	(106)
Foreign Exchange (4)	350	367
Balance, End of Period	$53,003	$53,003
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

Total AUM was $53.0 billion at September 30, 2020, an increase of $3.0 billion, or approximately 6%, compared to $50.0 billion at June 30, 2020. The increase was driven by $2.4 billion of inflows primarily related to fundraising in various separately managed accounts and the closing of our latest vintage U.S. CLO, as well as $0.7 billion of market appreciation in our carry funds and insurance business. This was offset by $0.4 billion of outflows due to runoff of CLO and other collateral balances.
Total AUM was $53.0 billion at September 30, 2020, an increase of $3.6 billion, or approximately 7%, compared to $49.4 billion at December 31, 2019. The increase was driven by $6.2 billion of inflows primarily related to fundraising in our insurance business, various separately managed accounts, and SASOF V, as well as closings in our latest vintage U.S. and Europe CLO’s. This was partially offset by outflows of $2.9 billion related to runoff of CLO and other collateral balances and the expiration of dry powder in CEMOF II.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2020, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2020
Global Credit (Carry Funds Only)	Fund Vintage (1)	Investment Period End/Fee Stepdown(2)	Committed Capital	Cumulative Invested Capital (3)	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7) (13)	Net IRR (8) (13)	In Accrued Carry/(Clawback) (14)	LTM Realized Carry/(Clawback) (15)
Active Fully Invested/Committed Funds (9)
CSP II	2007		$1,352.3	$1,352.3	$2,430.8	$61.8	1.8x	17%	11%	X
CSP III	2011		$702.8	$702.8	$846.2	$178.1	1.5x	21%	11%
CEMOF I	2011		$1,382.5	$1,606.2	$868.1	$123.6	0.6x	Neg	Neg
CEMOF II	2015		$2,819.2	$1,692.6	$672.5	$969.3	1.0x	Neg	Neg
CSC	2017		$838.2	$1,303.4	$599.0	$753	1.0x	4%	3%
All Other Active Funds, Coinvestments and SMAs (10)	Various			$2,608.2	$2,659.2	$365.6	1.2x	7%	2%
Fully Realized Funds, Coinvestments and SMAs (11)	Various			$1,312.1	$1,804.7	$—	1.4x	12%	7%
Total Fully Invested/Committed Funds				$10,577.4	$9,880.6	$2,451.3	1.2x	8%	2%
Funds in the Investment Period (9)
CSP IV	2016	Dec-20	$2,500.0	$1,589.4	$708.0	$1,013.2	1.1x	7%	Neg
CCOF	2017	Jun-22	$2,373.4	$2,229.9	$581.4	$1,954.1	1.1x	22%	14%	X
All Other Funds, Coinvestments and SMAs (12)	Various			$871.5	$290.2	$585.2	1.0x	NM	NM
Total Funds in the Investment Period				$4,690.8	$1,579.6	$3,552.5	1.1x	NM	NM
TOTAL Global Credit				$15,268.3	$11,460.2	$6,003.8	1.1x	8%	2%
(1)The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Credit segment our first carry fund was formed in 2004.
(2)Represents the fund's investment period end date or, if different, the date at which the management fee calculation basis is scheduled to step down from commitments to remaining invested capital at cost (where applicable). This measure is only relevant and reported for funds currently in the investment period.
(3)Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)Represents all realized proceeds since inception of the fund.
(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(7)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.
(9)Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF II and SASOF III.
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.
(12)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: SASOF IV.
(13)For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.
(14)Fund has a net accrued performance fee balance/(giveback obligation) as of the current quarter end, driven by a significant portion of the fund's asset base.
(15)Fund has generated realized net performance fees/(realized giveback) in the last twelve months.

Investment Solutions
    The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$54.8	$38.7	$140.2	$117.3
Total fund level fee revenues	54.8	38.7	140.2	117.3
Realized performance revenues	16.3	19.1	132.4	46.0
Realized principal investment income	0.8	(0.6)	1.9	1.0
Interest income	0.1	0.4	0.6	1.1
Total revenues	72.0	57.6	275.1	165.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	30.3	24.5	80.3	70.2
Realized performance revenues related compensation	14.0	16.5	125.0	40.8
Total compensation and benefits	44.3	41.0	205.3	111.0
General, administrative, and other indirect expenses	9.6	8.6	22.5	26.1
Depreciation and amortization expense	1.1	1.5	3.4	4.2
Interest expense	2.3	1.9	7.0	5.6
Total expenses	57.3	53.0	238.2	146.9
(=) Distributable Earnings	$14.7	$4.6	$36.9	$18.5
(-) Realized Net Performance Revenues	2.3	2.6	7.4	5.2
(-) Realized Principal Investment Income	0.8	(0.6)	1.9	1.0
(+) Net Interest	2.2	1.5	6.4	4.5
(=) Fee Related Earnings	$13.8	$4.1	$34.0	$16.8

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Distributable Earnings
Distributable Earnings increased $10.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $18.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2019	$4.6	$18.5
Increases (decreases):
Increase in fee related earnings	9.7	17.2
(Decrease) increase in realized net performance revenues	(0.3)	2.2
Increase in realized principal investment income	1.4	0.9
Increase in net interest	(0.7)	(1.9)
Total increase	10.1	18.4
Distributable Earnings, September 30, 2020	$14.7	$36.9
Investment Solutions had realized performance revenues of $132.4 million during the nine months ended September 30, 2020. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $7.4 million during the nine months ended September 30, 2020.
Fee Related Earnings
Fee Related Earnings increased $9.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $17.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2019	$4.1	$16.8
Increases (decreases):
Increase in fee revenues	16.1	22.9
Increase in cash-based compensation and benefits	(5.8)	(10.1)
(Increase) decrease in general, administrative and other indirect expenses	(1.0)	3.6
All other changes	0.4	0.8
Total increase	9.7	17.2
Fee Related Earnings, September 30, 2020	$13.8	$34.0
Fee Revenues. Total fee revenues increased $16.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $22.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund and higher catch up management fees on our real estate fund-of-fund vehicles.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $5.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased $10.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to an increase in projected year-end bonuses.

General, administrative and other indirect expenses decreased $3.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the allocated portion of the cost recovery associated with the CCC matter of $3.3 million during the three months ended March 31, 2020 (see Note 7 to the accompanying unaudited condensed consolidated financial statements for more information), positive foreign currency adjustments and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2020 and 2019
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2020	2019
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$16,877	$11,907
Fee-earning AUM based on invested capital (2)	2,245	1,801
Fee-earning AUM based on net asset value	2,927	733
Fee-earning AUM based on lower of cost or fair market value	12,982	13,304
Total Fee-earning AUM	$35,031	$27,745
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,767	$28,825	$28,384	$29,065
Inflows (1)	2,821	518	9,268	2,668
Outflows (including realizations) (2)	(499)	(824)	(2,747)	(3,030)
Market Activity & Other (3)	(3)	(3)	(871)	—
Foreign Exchange (4)	945	(771)	997	(958)
Balance, End of Period	$35,031	$27,745	$35,031	$27,745
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $35.0 billion at September 30, 2020, an increase of $3.2 billion compared to $31.8 billion at June 30, 2020. This was driven by inflows, including fee-paying commitments, of $2.8 billion primarily due to new fee-paying commitments raised and the activation of previously raised mandates and purchases in our AlpInvest vehicles. Also driving the increase was $0.9 billion of positive foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting the increase were outflows, including distributions, of $0.5 billion in our AlpInvest carry funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $35.0 billion at September 30, 2020, an increase of $6.6 billion, or approximately 23%, compared to $28.4 billion at December 31, 2019. The increase was driven by inflows, including fee-paying commitments, of $9.3 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds, namely AlpInvest Secondaries Fund VII. Also driving the increase was $1.0 billion of positive foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was partially offset by outflows, including distributions, of $2.7 billion and market depreciation of $0.9 billion primarily in our AlpInvest carry funds.
Fee-earning AUM was $35.0 billion at September 30, 2020, an increase of $7.3 billion, or approximately 26%, compared to $27.7 billion at September 30, 2019. The increase was driven by inflows, including fee-paying commitments, of $10.3 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds, namely AlpInvest Secondaries Fund VII. Also driving the increase was $1.5 billion of positive foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was partially offset by outflows, including distributions, of $3.8 billion and market depreciation of $0.8 billion primarily in our AlpInvest carry funds.
Fee-earning AUM was $27.7 billion at September 30, 2019, an decrease of $1.1 billion compared to $28.8 billion at June 30, 2019. This was driven by outflows, including distributions, of $0.8 billion which were primarily attributable to our AlpInvest carry funds. Also driving the decrease were $0.8 billion of negative foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. Partially offsetting the decrease were inflows, including fee-paying commitments, of $0.5 billion primarily due to activation of previously raised mandates and purchases in our AlpInvest vehicles.
Fee-earning AUM was $27.7 billion at September 30, 2019, a decrease of $1.4 billion, or approximately 5%, compared to $29.1 billion at December 31, 2018. The decrease was driven by outflows, including distributions, of $3.0 billion primarily in our AlpInvest carry funds and $1.0 billion of negative foreign exchange activity due to the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was offset by inflows, including fee-paying commitments, of $2.7 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds.

Total AUM as of and for the Three and Nine Months Ended September 30, 2020
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$46,874	$45,246
Inflows (1)	2,830	8,544
Outflows (including realizations) (2)	(1,634)	(4,848)
Market Activity & Other (3)	2,227	1,346
Foreign Exchange (4)	1,436	1,445
Balance, End of Period	$51,733	$51,733
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-

investment income, as well as other changes in AUM. The fair market values for our Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to September 30, 2020.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $51.7 billion at September 30, 2020, an increase of $4.8 billion, or approximately 10%, compared to $46.9 billion at June 30, 2020. The increase was driven by inflows of $2.8 billion billion primarily related to fundraising in our AlpInvest funds, $2.2 billion of market appreciation primarily in our AlpInvest carry funds, and $1.4 billion of positive foreign exchange activity from the translation of our EUR-denominated AlpInvest AUM to USD. This was partially offset by outflows of $1.6 billion primarily in our AlpInvest carry funds.
Total AUM was $51.7 billion at September 30, 2020, an increase of $6.5 billion, or approximately 14%, compared to $45.2 billion at December 31, 2019. The increase was driven by inflows of $8.5 billion primarily related to fundraising in our AlpInvest funds, namely AlpInvest Secondaries Fund VII, $1.4 billion of positive foreign exchange activity from the translation of our EUR-denominated AlpInvest AUM to USD, and market appreciation of $1.3 billion primarily in our AlpInvest carry funds. This was partially offset by outflows of $4.8 billion primarily in our AlpInvest carry funds.
Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2020, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2020
Investment Solutions (1)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value	Total Fair Value (4)	MOIC (5)	Gross IRR (7) (9)	Net IRR (8) (9)
			(Reported in Local Currency, in Millions)
AlpInvest
Fully Committed Funds (6)
Main Fund I - Fund Investments	2000	€5,174.6	€4,226.1	€6,899.8	€70.1	€6,969.9	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,796.1	€7,417.6	€268.4	€7,686.0	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,827.4	€18,960.7	€2,274.1	€21,234.8	1.7x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€5,386.6	€6,852.6	€3,228.8	€10,081.4	1.9x	17%	16%
Main Fund V - Fund Investments	2012	€5,080.0	€5,233.8	€3,394.4	€5,024.8	€8,419.2	1.6x	16%	15%
Main Fund VI - Fund Investments	2015	€1,106.4	€906.1	€355.6	€962.9	€1,318.5	1.5x	19%	18%
Main Fund II - Secondary Investments	2003	€998.4	€1,000.0	€1,811.8	€15.5	€1,827.4	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,333.2	€3,521.4	€54.4	€3,575.9	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,933.3	€3,131.2	€153.5	€3,284.6	1.7x	19%	18%
Main Fund V - Secondary Investments	2011	€4,272.8	€4,106.4	€5,168.2	€1,576.6	€6,744.8	1.6x	19%	18%
Main Fund VI - Secondary Investments	2017	€5,180.6	€3,767.1	€632.4	€3,746.9	€4,379.3	1.2x	10%	7%
Main Fund III - Co-Investments	2006	€2,760.0	€2,744.3	€3,527.9	€446.9	€3,974.8	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,336.2	€3,205.3	€383.6	€3,588.9	2.7x	23%	22%
Main Fund V - Co-Investments	2012	€1,124.2	€1,033.0	€1,927.0	€831.8	€2,758.8	2.7x	29%	27%
Main Fund VI - Co-Investments	2014	€1,114.6	€928.4	€1,300.1	€884.7	€2,184.8	2.4x	27%	25%
Main Fund II - Mezzanine Investments	2004	€700.0	€747.6	€1,023.2	€8.9	€1,032.0	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,958.1	€2,486.7	€173.2	€2,659.9	1.4x	10%	9%
All Other Active Funds (10)	Various		€2,897.2	€1,738.7	€1,700.1	€3,438.8	1.2x	5%	3%
Fully Realized Funds	Various		€2,100.9	€4,761.1	€4.2	€4,765.3	2.3x	35%	32%
Total Fully Committed Funds			€60,261.8	€78,115.7	€21,809.3	€99,925.1	1.7x	13%	12%
Funds in the Commitment Period (6)
Main Fund VII - Secondary Investments	2020	€6,203.1	€345.1	€0.1	€368.9	€369.0	1.1x	NM	NM
Main Fund VII - Co-Investments	2017	€2,491.3	€1,770.6	€51.5	€2,065.5	€2,117.0	1.2x	12%	8%
All Other Funds (10)	Various		€1,673.4	€109.0	€1,991.2	€2,100.2	1.3x	20%	17%
Total Funds in the Commitment Period			€3,789.0	€160.6	€4,425.6	€4,586.2	1.2x	15%	12%
TOTAL ALPINVEST			€64,050.8	€78,276.3	€26,235.0	€104,511.3	1.6x	13%	12%
TOTAL ALPINVEST (USD) (11)			$75,080.1	$91,755.2	$30,752.5	$122,507.7	1.6x

Metropolitan Real Estate
Active Fully Committed Funds	Various		$2,586.0	$2,744.5	$577.8	$3,322.3	1.3x	7%	4%
Fully Realized Funds	Various		$596.7	$721.4	$0.5	$721.9	1.2x	4%	2%
Total Fully Committed Funds (6)			$3,182.7	$3,466.0	$578.3	$4,044.3	1.3x	6%	4%
MRE Secondaries Fund II	2017	$1,091.8	$302.4	$73.1	$254.4	$327.5	1.1x	7%	Neg
All Other Funds in the Commitment Period	Various		$177.0	$30.8	$152.9	$183.7	1.0x	NM	NM
Total Funds in the Commitment Period (6)			$479.4	$103.9	$407.3	$511.2	1.1x	5%	Neg
TOTAL METROPOLITAN REAL ESTATE			$3,662.1	$3,569.9	$985.6	$4,555.5	1.2x	6%	3%

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, and b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of September 30, 2020, these excluded investments represent $0.5 billion of AUM at AlpInvest.
(2)Represents the original cost of investments since inception of the fund.
(3)To exclude the impact of FX, all AlpInvest foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(4)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest. To exclude the impact of FX, all AlpInvest foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(5)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(6)Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(7)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying investments, before management fees, expenses and carried interest at the AlpInvest/Metropolitan Real Estate level.
(8)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.
(9)For funds marked “NM,” IRR may be positive or negative, but is considered not meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is negative as of reporting period end.
(10)Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(11)Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of September 30, 2020. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
Cash and cash equivalents. Cash and cash equivalents were approximately $938 million at September 30, 2020. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments at September 30, 2020.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $845 million as of September 30, 2020. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature February 11, 2024, of which $775.0 million is available at September 30, 2020. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.40% at September 30, 2020). As of September 30, 2020, there was no balance outstanding under the revolving credit facility.
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
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $350.0 million and $324.9 million at September 30, 2020 and December 31, 2019, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of September 30, 2020, $331.2 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of September 30, 2020, $250.0 million of these notes remain outstanding.
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
Our accrued performance allocations by segment as of September 30, 2020, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Corporate Private Equity	$2,820.2	$(0.6)	$2,819.6
Real Assets	523.1	(16.9)	506.2
Global Credit	86.5	—	86.5
Investment Solutions (1)	754.4	—	754.4
Total	$4,184.2	$(17.5)	$4,166.7
Less: Accrued performance allocation-related compensation			(2,154.3)
Less: Deferred taxes on accrued performance allocations			(49.5)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(1.2)
Net accrued performance revenues before timing differences			1,961.7
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			1.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$1,963.4
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
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2020, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020
Overall Carry Fund Appreciation/(Depreciation)	2%	2%	(7)%	5%	5%

Corporate Private Equity	1%	3%	(8)%	13%	5%	$1,530.7

Real Assets(2):	—%	—%	(12)%	3%	2%	280.0
Real Estate	3%	1%	(1)%	2%	3%	277.5
Natural Resources	(3)%	(1)%	(22)%	3%	1%	6.1

Global Credit Carry Funds (3)	(2)%	(1)%	(21)%	8%	4%	47.2

Investment Solutions Carry Funds (4)	7%	1%	1%	(6)%	8%	105.5

Net Accrued Performance Revenues						$1,963.4
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
(2) Includes $3.6 million of net accrued clawback from our Legacy Energy funds.
(3) Global Credit carry funds account for 13% of Global Credit remaining fair value as of September 30, 2020, and include our Energy Mezzanine funds, which experienced appreciation of 9% and 4% during the second and third quarters, respectively, following depreciation of 30% in the first quarter.
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
Investments as of September 30, 2020 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$1,923.9	$376.1	$2,300.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(192.2)	—	(192.2)
Plus: Investments in Consolidated Funds, eliminated in consolidation	145.6	—	145.6
Less: Strategic equity method investments in NGP Management	—	(376.1)	(376.1)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$1,877.3	$—	$1,877.3
(1) See Note 4 to our unaudited condensed consolidated financial statements.
Our investments as of September 30, 2020, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Corporate Private Equity funds	$407.6
Real Assets funds(1)	197.5
Global Credit funds (2)	645.6
Investment Solutions funds (3)	42.0
Total investments in Carlyle Funds, excluding CLOs	1,292.7
Investments in CLOs	477.6
Other investments	107.0
Total investments attributable to The Carlyle Group Inc.	1,877.3
CLO loans and other borrowings attributable to The Carlyle Group Inc. (4)	(353.5)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,523.8
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
(4) Of the $350.0 million in total CLO borrowings as of September 30, 2020 and as disclosed in Note 5 to the consolidated financial statements, $331.2 million are collateralized by investments attributable to The Carlyle Group Inc. Also includes $22.3 million of borrowings under a credit facility to fund Carlyle Capital Solutions investments.
Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay dividends to our common stockholders.
In the future, we expect that our primary liquidity needs will be to:
•provide capital to facilitate the growth of our existing business lines;
•provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;
•pay operating expenses, including compensation and compliance costs and other obligations as they arise;
•fund costs of litigation and contingencies, including related legal costs;

•fund the capital investments of Carlyle in our funds;
•fund capital expenditures;
•repay borrowings and related interest costs and expenses;
•pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;
•pay income taxes, including corporate income taxes following the Conversion;
•pay dividends to our common stockholders in accordance with our dividend policy, and;
•make installment payments under the deferred obligation to former holders of Carlyle Holdings partnership units, which were exchanged in the Conversion, and;
•repurchase our common stock.
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
Common Stockholder Dividends. Our intention is to pay dividends to holders of our common stock in an amount of $0.25 per share of common stock ($1.00 per share annually), subject to the discretion of our Board of Directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of or current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time.
With respect to distribution year 2020, the Board of Directors has declared a dividend to common stockholders totaling approximately $263.9 million, or $0.75 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2020
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2020	$0.25	$87.2	May 12, 2020	May 19, 2020
Q2 2020	0.25	88.3	August 11, 2020	August 18, 2020
Q3 2020	0.25	88.4	November 10, 2020	November 17, 2020
Total	$0.75	$263.9
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

Dividends to common stockholders paid during the nine months ended September 30, 2020 totaled $262.9 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019. Distributions to common stockholders paid during the nine months ended September 30, 2019 totaled $118.4 million, including the amount paid in February 2019 of $0.43 per common share in respect of the fourth quarter of 2018.
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
Since our inception through September 30, 2020, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2020, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Corporate Private Equity	$2,122.5
Real Assets	872.2
Global Credit	319.5
Investment Solutions	232.1
Total	$3,546.3
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.5 billion of unfunded commitments, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2020, we paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of September 30, 2020, $139.1 million of repurchase capacity remains under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$(110.6)	$924.0
Net cash used in investing activities	(37.3)	(17.5)
Net cash provided by (used in) financing activities	252.1	(28.0)
Effect of foreign exchange rate changes	6.6	(11.0)
Net change in cash, cash equivalents and restricted cash	$110.8	$867.5
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
Cash flows from operating activities during the nine months ended September 30, 2020 and 2019, excluding the activities of our Consolidated Funds, were $491.3 million and $767.9 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the nine months ended September 30, 2020 and 2019, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.5 billion. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.9 billion and $1.2 billion for the nine months ended September 30, 2020 and 2019, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2020, investment proceeds were $233.6 million while investment purchases were $293.7 million. During the nine months ended September 30, 2019, investment proceeds were $305.2 million as compared to purchases of $216.5 million.
The net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2020, purchases of investments by the Consolidated Funds were $2,049.1 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,571.4 million. For the nine months ended September 30, 2019, purchases of investments by the Consolidated Funds were $1,399.0 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,742.5 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the nine months ended September 30, 2020, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $37.3 million and $17.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the nine months ended September 30, 2020 and 2019, excluding the activities of our Consolidated Funds, was $(341.5) million and $133.7 million, respectively. For the nine months ended September 30, 2020, the Company received net proceeds of $287.1 million from borrowings under the revolving credit facilities, and repaid $300.6 million. For the nine months ended September 30, 2019, the Company received net proceeds of received net proceeds of $421.6 million from the issuance of $425.0 million of 3.500% senior notes, $40.9 million from the issuance of various CLO borrowings, and repaid a $25.0 million term loan under its senior credit facility. See Note 5 to the unaudited condensed consolidated financial statements for more information on these borrowings. The Company also paid $68.8 million in January 2020 representing the first annual installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Distributions to our common stockholders were $262.9 million and $118.4 million for the nine months ended September 30, 2020 and 2019, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings and to our preferred unitholders for the nine months ended September 30, 2019 were $242.3 million and $17.7 million, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2020 and 2019 were $594.6 million and $(161.7) million, respectively. Contributions from non-controlling interest holders were $24.2 million and $24.7 million for the nine months ended September 30, 2020 and 2019, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2020 and 2019, distributions to non-controlling interest holders were $53.5 million and $42.9 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $14.2 billion at September 30, 2020, an increase of $0.4 billion from December 31, 2019. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $145.0 million and a $407.5 million increase in investments of Consolidated Funds, offset by a $320.2 million decrease in investments, including performance allocations. The increase in cash was primarily due to the receipt of management fees and realized performance revenues, partially offset by the payment of a deferred purchase price adjustment for our investment in Fortitude Re, a $50.0 million investment in the preferred stock of TCG BDC, Inc., payment to the first installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Investments of Consolidated Funds increased due to the consolidation of two CLOs, partially offset by fair value depreciation in our CLOs during the nine months ended September 30, 2020, The decrease in investments, including performance allocations, was largely driven by the transfer of our investment in Fortitude Re to Carlyle FRL, as described in Note 4 to the condensed consolidated financial statements. Cash and cash equivalents were approximately $938.4 million and $793.4 million at September 30, 2020 and

December 31, 2019, respectively. Our cash balance tends to be higher at March 31 and September 30 relative to other parts of the year given that many of our large funds pay management fees in July and January.
Total liabilities were $11.8 billion at September 30, 2020, an increase of $932.8 million from December 31, 2019. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $187.7 million due to the corresponding increase in accrued performance allocations as well as an increase in loans payable of Consolidated Funds of $557.0 million and an increase in other liabilities of Consolidated Funds of $159.1 million from December 31, 2019 to September 30, 2020.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2020, our total assets without the effect of the Consolidated Funds were $8.5 billion, including cash and cash equivalents of $0.9 billion and net accrued performance revenues of $2.0 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2020 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2020 to Dec. 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes) (1)	$22.3	$20.4	$250.0	$1,704.6	$1,997.3
Interest payable (2)	21.9	173.0	147.5	1,157.8	1,500.2
Other consideration (3)	1.3	221.8	179.6	—	402.7
Operating lease obligations (4)	15.3	105.0	104.2	442.0	666.5
Capital commitments to Carlyle funds (5)	3,565.8	—	114.9	—	3,680.7
Tax receivable agreement payments (6)	—	12.2	17.9	77.3	107.4
Loans payable of Consolidated Funds (7)	23.4	185.5	185.8	5,894.1	6,288.8
Unfunded commitments of the CLOs (8)	0.7	—	—	—	0.7
Consolidated contractual obligations	3,650.7	717.9	999.9	9,275.8	14,644.3
Loans payable of Consolidated Funds (7)	(23.4)	(185.5)	(185.8)	(5,894.1)	(6,288.8)
Capital commitments to Carlyle funds (5)	(3,024.0)	—	—	—	(3,024.0)
Unfunded commitments of the CLOs (8)	(0.7)	—	—	—	(0.7)
Carlyle Operating Entities contractual obligations	$602.6	$532.4	$814.1	$3,381.7	$5,330.8
(1)The table above assumes that no prepayments are made on the senior notes and that any outstanding balance on the senior credit facility is repaid on the maturity date of the senior credit facility, which is February 11, 2024. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans and senior notes.
(2)The interest rates on the debt obligations as of September 30, 2020 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 1.40% on $250.0 million under the revolving credit facility, and a range of approximately 1.59% to 2.63% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the first of which occurred during the first quarter of 2020. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where in June 2018, we entered into an amended non-cancelable lease agreement expiring on March 31, 2030. In July 2018, we entered into a new non-cancelable lease agreement expiring in 2036 for new office space in New York City. Our office leases in other locations expire in various years through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.5 billion of unfunded commitments, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. The amounts also include performance-based contingent cash and deferred payment obligations associated with our strategic investment in Fortitude Re, which would be payable to Carlyle FRL for further payment to AIG (see Note 4).
(6)In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, former holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion. These obligations are more than offset by the future cash tax savings that we are expected to realize.
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2020, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 8.03%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $21.9 million at September 30, 2020 as we are unable to estimate when such amounts may be paid.

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
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of September 30, 2020 is $245.0 million versus the amounts recognized on the balance sheet of $140.8 million.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.
Guarantees
In December 2019, we entered into an agreement with a financial institution pursuant to which we provided a guarantee on a revolving credit facility with a temporary borrowing capacity of $130.0 million for a fund in the Real Assets segment, which is scheduled to expire in December 2020. The outstanding balance, which was $83.5 million as of September 30, 2020, is secured by uncalled capital commitments of the fund’s limited partners. We have not funded any amounts under the guarantee to date, and the fair value of the guarantee is not significant to the consolidated financial statements. The investment fund issued a capital call to its limited partners, which is due October 30, 2020, the proceeds from which will be used to repay outstanding amounts.
See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of September 30, 2020.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock and Carlyle Holdings Partnership Units
A rollforward of our common stock outstanding and Carlyle Holdings partnership units from December 31, 2019 through September 30, 2020 is as follows:

	Shares as of December 31, 2019	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of September 30, 2020
The Carlyle Group Inc. common shares	117,840,651	7,201,331	—	229,318,248	(1,090,437)	353,269,793
Carlyle Holdings partnership units	229,318,248	—	—	(229,318,248)	—	—
Total	347,158,899	7,201,331	—	—	(1,090,437)	353,269,793
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2019 through September 30, 2020 relate to the vesting of the Company’s restricted stock units during the nine months ended September 30,

2020. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units for an equivalent number of shares of common stock of the Company on January 1, 2020 pursuant to the Conversion.
The total shares as of September 30, 2020 as shown above exclude approximately 0.3 million common shares in connection with the vesting of restricted stock units subsequent to September 30, 2020 that will participate in the common shareholder dividend that will be paid November 17, 2020.
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
There was no material change in our market risks during the three months ended September 30, 2020. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.    Controls and Procedures
    Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
    We did not repurchase any shares of our common stock during the three months ended September 30, 2020.
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

Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

The Carlyle Group Inc.

Date: October 29, 2020	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)