Form 10-K
period 2020-12-31
Carlyle Group Inc.
filed 2021-02-11
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2020 was $9,246,701,644.
The number of the Registrant’s shares of common stock outstanding as of February 9, 2021 was 354,193,594.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of the shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
    This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below and those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Summary of Risk Factors
    The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors”.
Risks Related to Our Company
•Our business could be negatively impacted in many ways by adverse economic and market conditions or changes in the debt financing markets, including by reducing the value or performance of investments made by our investment funds and reducing the ability of our funds to raise capital or obtain attractive financing or re-financing.
•The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economies and has impacted, and may continue to adversely impact our performance and results of operations.
•Our use of leverage may expose us to substantial risks and our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
•Our business could be adversely affected by the loss of services from or investor confidence in our Chief Executive Officer and other key personnel or by future difficulty in recruiting and retaining professionals.
•We may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our investors, even when such actions may be contrary to the near term interests of stockholders.
•We may not be successful in expanding into new investment strategies, markets and businesses, including business initiatives to increase the number and type of investment products we offer to retail investors.
•Operational risks may disrupt our businesses, result in losses or limit our growth and failure to maintain the security of our information and technology networks, intellectual property and proprietary business information could have a material adverse effect on us.
•Extensive regulation in the United States and abroad, including financial regulatory changes (such as those regarding derivatives and commodity interest transactions), affects our activities, increases the cost of doing business and creates the potential for significant liabilities, penalties and additional burdens.
•It is unclear what impact the United Kingdom’s exit from the European Union will have on the Company or the fund portfolio companies.
•The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions.
•We are subject to substantial litigation risks, including allegations of employee misconduct or fraud (including at our portfolio companies), and may face significant liabilities and damage to our professional reputation as a result of such allegations and negative publicity.
•Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Risks Related to Our Business Operations
•Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital. Our asset management business depends in large part on our ability to raise capital from third-party investors.
•Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.
•Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations. Historical returns attributable to our funds should not be considered as indicative of the future results.
•Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
•The alternative asset management business is intensely competitive and we often pursue investment opportunities that involve business, regulatory, legal or other complexities and relatively high-risk, illiquid assets.
•The investments of our corporate private equity, real estate and Investment Solutions funds are subject to a number of inherent risks.
•Our investment funds may invest in companies that we do not control or that are based outside of the United States, assets denominated in currencies which differ from the currency in which the fund is denominated or make preferred and common equity investments that rank junior to preferred equity and debt.
•We may need to pay “giveback” obligations if they are triggered under the governing agreements with our investors.
•Third-party investors in substantially all of our carry funds have rights that in certain circumstances could lead to a decrease in our revenues. In addition, third-party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s performance.
•Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
•There are risks associated with our CLO business, investment into CLOs and underwriting, syndicating and securities placement activities.
•Risk management activities may adversely affect the return on our investments.
•Our energy business is involved in oil and gas investments (i.e, exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services and other opportunistic investments), which involves a high degree of risk. Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction and regulatory risks.
•Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance, financial projections or contingent liabilities of our portfolio companies and the industries in which our funds invest, including securities of companies that are experiencing significant financial or business difficulties.
•Investments in the insurance industry (including our investment in Fortitude Holdings) could be adversely impacted by insurance regulations and potential regulatory reforms. Our relationship with Fortitude Holdings may not generate a meaningful contribution to our revenue and our ownership and control of Fortitude Holdings could give rise to real or apparent conflicts of interest.
•Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
Risks Related to Our Common Stock
•Carlyle Group Management L.L.C. controls us and its interests may conflict with ours or yours in the future. As a “controlled company”, we rely on exceptions from certain corporate governance requirements under Nasdaq rules.
•Our founders have the right to designate members of our Board of Directors and our certificate of incorporation will not limit the ability of our former general partner, founders, directors, officers or stockholders to compete with us.
•If The Carlyle Group Inc. were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
•The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks.

•The market price of our common stock may be volatile.
•Certain provisions in our organizational documents may discourage transactions or lawsuits that stockholders might consider favorable.
Risks Related to U.S. Taxation
•Changes in U.S. and foreign tax regulations, including the comprehensive U.S. federal income tax reform that became effective in 2018, could adversely affect us and our ability to raise funds from certain foreign investors.
•We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion. We may fail to realize the anticipated benefits of the Conversion, or those benefits may take longer to realize than expected or not offset the costs of the Conversion.

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

“Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:

•Global Private Equity: Buyout, middle market and growth capital, real estate, and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), as well as our business development companies and associated managed accounts.

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
(c)the amount of aggregate fee-earning collateral balance at par of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;
(d)the external investor portion of the net asset value of certain carry funds;
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
(c)     the net asset value of certain carry funds; and
(d)     the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.
    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP.
    For most of our carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, total AUM may be greater than Fee-Earning AUM when the aggregate fair value of the remaining investments exceeds the cost of those investments.
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

PART I.

ITEM 1.    BUSINESS
Overview
    We are a global investment firm that deploys capital across scalable strategies. We advise an array of investment funds and other investment vehicles that invest across the spectrum of private capital asset classes, including private equity, credit, real estate, and natural resources. Our teams invest across a range of strategies that leverage our deep-industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $246 billion in AUM as of December 31, 2020. Our experienced and diverse team of 1,825 employees includes 678 investment professionals in 29 offices across five continents, and we serve more than 2,650 active carry fund investors from 95 countries. Across our Global Private Equity (GPE) funds, as of December 31, 2020, we had investments in 256 active portfolio companies that employ more than 1,000,000 people around the world.
    Our firm is guided by the following strategic priorities:

•Scale our Investment Platforms. We pursue sizable opportunities that allow us to build on our strengths in Global Private Equity, Global Credit, and Investment Solutions.
•Capture Adjacencies. We identify areas that we can apply our capabilities in a focused and sustainable manner such as Capital Markets.

•Institutionalization of the Firm. We invest with a clarity of purpose, adaptability, and alignment between our interest and the interests of our fund investors, stockholders, and other stakeholders.
    Operational and strategic highlights for our firm for 2020 include:

•With the leadership of our sole CEO, we realigned our operating segments to better reflect the internal management of our business. Our Global Private Equity segment is a combination of our former Corporate Private Equity and Real Assets segments.
•We continued to build more connectivity, increase inclusivity, create more transparency and encourage direct dialogue with our employees. Enhancing our culture that emphasizes collaboration, diversity of perspectives, and global alignment in the remote work environment was a key focus in 2020 with management reimagining our processes, office environment and business operations for future success.
•During 2020, we successfully navigated the COVID-19 pandemic and remote work environment. We reimagined and rejuvenated our approach to communications with all stakeholders. We increased the cadence and nature of our interactions with our fund investors and hosted our first virtual global investor conference.
•Throughout the year, we continued to strengthen and deepen our investment and operating platforms through new hires and strategic realignment of existing resources. Our Global Investment Resources team delivered a robust set of value creation capabilities to help portfolio companies to grow, save costs, and implement operational best practices.
•On January 1, 2020 we completed our conversion to a full “C” Corporation. In connection with the Conversion:
◦Our structure was simplified. We now have a single class of common stock fully aligning all stockholders on an economic basis and providing all stockholders the same “one vote per share.”
◦We adopted an annual dividend of $1.00 per share, or $0.25 per quarter.
•Despite the challenging environment, we made investments through our carry funds of $18.3 billion and we realized proceeds of $21.0 billion for our carry fund investors.
•During 2020, we raised more than $27.5 billion in new commitments across our platform, even though we did not have any of our large global private equity funds in the market. Of our $170.1 billion in fee-earning assets under management, 98% is in investment vehicles with long-term fee structures and not subject to quarterly redemption, driving predictable and reliable associated management fees.

•In 2020, Carlyle FRL, L.P. (“Carlyle FRL”), an investment fund advised by us, acquired a 51.6% interest in Fortitude Group Holdings LLC (“Fortitude Holdings”) and T&D United Capital Co., Ltd. (“T&D”) purchased a 25.0% ownership interest as a third-party investor. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (collectively, “Fortitude Re”) established to reinsure a portfolio of AIG’s legacy life, annuity, and property and casualty liabilities. At closing, we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL such that the investment fund holds a 71.5% controlling interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D have 96.5% ownership of Fortitude Holdings. In connection with this transaction, we strengthened our strategic asset management relationship with Fortitude Re pursuant to which Fortitude Re, together with certain AIG-affiliated ceding companies it has reinsured, will continue to allocate assets in certain of our asset management strategies and vehicles across multiple segments.
•We continued to significantly enhance our Impact efforts:
◦We published our inaugural Task Force on Climate-related Financial Disclosures (TCFD) Report, underscoring our evolving approach to climate change. This augments our annual firm-wide ESG Report, which we have been publishing for more than 10 years.
◦We achieved our third year of carbon neutrality across our 29 global offices and the activities of our 1,825 employees, after we became the first major private equity firm to make a carbon neutrality commitment in 2017.
◦We completed several ESG-linked financings, which can reduce interest expense for Carlyle and our portfolio companies while driving environmental and social performance.

▪Operational and strategic highlights for our three business segments for 2020 include:
Global Private Equity (“GPE”):
◦We concluded fundraising for our latest Japan buyout fund, latest international energy fund, and latest longer-dated private equity fund. We continued fundraising for our first renewable and sustainable energy fund, our U.S. open-end core-plus real estate fund and launched fundraising for our latest U.S. opportunistic real estate fund, latest Asia growth fund and first NGP U.S. minerals and royalties fund. During 2020, we raised $3.5 billion in new capital commitments for our GPE funds.

◦During 2020, GPE invested $11.1 billion across the segment despite a challenging investment environment, including $6.2 billion deployed in the fourth quarter of 2020. Investment activity included $8.4 billion in the Americas, $1.5 billion in Asia, and $1.1 billion in Europe.

◦Our GPE funds realized proceeds of $12.1 billion for our GPE carry fund investors in 2020, across a mix of trade-sales, public market block trades, recapitalizations, dividends, and the initial public offerings of seven of our portfolio companies.

Global Credit:
◦We continued our efforts to build a diversified and deep Global Credit business that offers compelling solutions across the credit spectrum. We realigned our teams to a platform model where we can better scale our capabilities across funds and seek to optimize investment performance. We successfully transitioned leadership of our Liquid Credit business to the next generation of leaders.
◦We took advantage of market dislocations in 2020 and launched a successor credit opportunities fund as well as customized aviation products. We held two closings for our Credit Opportunities Fund II totaling $1.9 billion and raised an additional $2.5 billion in separately managed accounts. In our collateralized loan obligation (“CLO”) business, we closed $1.3 billion of new CLOs in the U.S. and $0.6 billion of new CLOs in Europe during 2020 with $27.9 billion of total AUM across all of our CLOs at December 31, 2020. In Carlyle Aviation Partners, we held a final closing on our latest aviation flagship finance fund with a total of $1.0 billion in commitments and launched and closed $0.3 billion on a new aviation finance fund investing in young aircraft. In total, we raised $10.1 billion in new capital commitments to our Global Credit products during 2020, and overall AUM increased to $55.9 billion.

◦While the pandemic adversely impacted our U.S. CLOs and resulted in deferral of subordinated management fees in the first half of the year, we fully recovered those fees by Q3 2020.
◦We executed approximately $2.0 billion of gross originations in our direct lending business in 2020.
Investment Solutions:
◦During 2020, we we raised $13.9 billion in capital commitments, which included closing our seventh AlpInvest secondaries program at its hard cap of $9 billion, the commencement of fundraising on our new coinvestment program, over $0.9 billion in new client SMAs, and continued fundraising for Metropolitan Real Estate. We deployed $4.6 billion in investments across our Investment Solutions platform, and our the portfolio appreciated 10% during the year. Our exit activity in our Investment Solutions segment was strong this year, realizing proceeds of $7.1 billion for our Investment Solutions investors.
Business Segments
    We operate our business across three segments: (1) GPE, (2) Global Credit and (3) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
    Global Private Equity
    Our GPE segment advises our buyout, growth, real estate, and natural resources funds. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of 34 active funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth and operational improvements. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership. These funds are advised by teams of local professionals who live and work in the markets where they invest. In 2020, we invested $7.5 billion in new and follow-on investments through our corporate private equity funds. As of December 31, 2020, our corporate private equity funds had, in the aggregate, $90.7 billion in AUM.
     Real Estate. Our real estate team advises 10 active real estate funds that invest in the United States and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,100 investments in more than 520 cities or metropolitan statistical areas around the world as of December 31, 2020. As of December 31, 2020, our real estate funds had, in the aggregate, $19.4 billion in AUM.
    Natural Resources. Our 14 active natural resources funds focus on energy and infrastructure investing. Our infrastructure business is comprised of teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team focuses on investments across the energy value chain outside of North America. We conduct our North American energy investing through our partnership with NGP, a Texas-based energy investor. As of December 31, 2020, we managed $20.9 billion in AUM through our natural resources funds.

The following table presents certain data about our Global Private Equity segment as of December 31, 2020 (dollar amounts in billions).

AUM (1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds (4)	Available Capital	Investment Professionals (2)	Amount Invested Since Inception (3)	Investments Since Inception (3)
$132	54%	$92	665	61	$43	411	$178	1,995

(1)Total AUM includes NGP, which advises eight funds with $10 billion in AUM as of December 31, 2020. Through our strategic partnership with NGP, we are entitled to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry Funds.
(2)Total GPE investment professionals excludes NGP employees.
(3)Amount invested and number of investments in GPE since inception exclude the investment activity of the NGP Predecessor Funds.
(4)Active GPE funds includes the three NGP Predecessor Funds and five NGP Carry Funds advised by NGP.
Global Credit
    Our Global Credit segment, which had $55.9 billion in assets under management as of December 31, 2020, advises a group of 71 active funds that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit. Since our establishment in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 170 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. In 2020, we hired several new senior investment professionals to continue to build Global Credit’s investment breadth and geographical presence.
    Primary areas of focus for our Global Credit platform include:
Liquid Credit
•Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2020, we closed three new U.S. CLOs and one CLO in Europe with a total of $1.3 billion and $0.6 billion, respectively, of AUM at December 31, 2020. As of December 31, 2020, our loans and structured credit team advised 53 structured credit funds and two other structured credit funds in the United States and Europe totaling, in the aggregate, $29.4 billion in AUM.
Illiquid Credit
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. In 2020, we expanded our direct lending capabilities by adding senior personnel to bolster our underwriting capabilities. As of December 31, 2020, our direct lending investment team advised two BDCs and five separately managed accounts totaling, in the aggregate, $5.0 billion in AUM.
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2020, our opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $5.0 billion in AUM.
•Distressed Credit. Our distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2020, our distressed credit team advised three funds totaling, in the aggregate, $3.2 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of December 31, 2020, Carlyle Aviation Partners had approximately $6.1 billion in AUM across four active carry funds, in addition to securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2020, our infrastructure debt team managed $1.1 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude Holdings. As of December 31, 2020, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Holdings was $2.6 billion, and Fortitude and AIG have committed approximately $4.7 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Global Capital Markets is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets and TCG Senior Funding. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
    The following table presents certain data about our Global Credit segment as of December 31, 2020 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals
$56	23%	$42	71	170

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
    The primary areas of focus for our Investment Solutions teams include:
•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2020, AlpInvest advised 100 vehicles totaling, in the aggregate, $23.2 billion in AUM.

•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as AlpInvest. As of December 31, 2020, our co-investment programs were conducted through 71 vehicles totaling, in the aggregate, $13.1 billion in AUM.

•Private Equity Secondary Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. As of December 31, 2020, our secondary investments program was conducted through 74 vehicles totaling, in the aggregate, $19.3 billion in AUM.

•Real Estate Funds of Funds and Co-Secondary Investments. The principal strategic focus in our real estate funds is on value add and opportunistic real estate investments through direct commitments to more than 100 highly-focused, specialist real estate managers across the globe. As of December 31, 2020, Carlyle advised 38 real estate vehicles with $2.4 billion in AUM.
    The following table presents certain data about our Investment Solutions segment as of December 31, 2020 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$58	24%	$36	283	$24	97	$82

(1)Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our AlpInvest carry fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% or, in some cases, 40% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Investment Approach
Global Private Equity
    The investment approach of our GPE teams is generally characterized as follows:

•Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our GPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle’s competitive advantages, sector experience and the global platform. The due diligence and transaction review process places a special emphasis on, as appropriate and among other considerations, the reputation of a target company shareholders and management, the company or asset’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience (i.e., the “Carlyle Edge”) we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our GPE funds, although NGP follows its own policies and procedures with respect to its advised funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.
•Distinctive Portfolio Construction Principles. We seek to proactively manage the construction of our portfolios through deliberate and thoughtful diversification across industries, geographies and cycles, and to avoid certain assets facing economic or industry headwinds. For example, our real estate portfolios have relatively little current exposure to commercial office properties, business hotels and retail properties.

•Geographic- and Industry-Focused. We have developed a global network of local investment teams and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allows them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We believe that our global platform helps enhance all stages of the investment process, including by facilitating faster and more effective diligence, a deeper understanding of global industry trends and priority access to the capital markets. We have particular industry expertise in aerospace, defense and government services, consumer, media and retail, financial services, healthcare, industrial, telecom, technology and business services, transportation, real estate, natural resources and infrastructure. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to drive value creation.

•Variable Deal Sizes and Creative Structures. We believe that having the resources to complete investments of varying sizes provides us with the ability to enhance investment returns while providing for prudent industry, geographic and size diversification. Our teams are staffed not only to effectively pursue large transactions, but also other transactions of varying sizes. We often invest in smaller companies or single real estate transactions and this has allowed us to obtain greater diversity across our entire portfolio. Additionally, we may undertake large, strategic minority investments with certain control elements or private investment in public equity (PIPE) transactions in large companies with a clear exit strategy. In certain jurisdictions around the world, we may make investments with little or no debt financing and seek alternative structures to opportunistically pursue transactions. We generally seek to obtain board representation and typically appoint our investment professionals and advisors to represent us on the boards of the companies in which we invest. Where our funds, either alone or as part of a consortium, are not the controlling investor, we typically, subject to applicable regulatory requirements, acquire significant voting and other control rights with a view to securing influence over the conduct of the business.

•Driving Value Creation. Our GPE teams seek to make investments in portfolio companies and assets in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a GPE investment, our investment teams will prepare and execute a systematic value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

◦Reach: Our global team and global presence enables us to support international expansion of our operating companies’ efforts and global supply chain initiatives.

◦Expertise: Our deep bench of investment professionals and industry specialists provide extensive sector-specific knowledge and local market expertise. Our investment teams benefit from best-in-class support services and infrastructure provided through the global Carlyle organization. Carlyle’s overall infrastructure and support services cover the full range of administrative functions, including fund management, accounting, legal and compliance, human resources, information technology, tax, and external affairs. Additionally, where appropriate we may seek to partner with third parties whose sector or market expertise may enhance our value creation in an investment. For example, in our U.S. real estate funds we may partner with joint venture partners or managers with significant operational expertise and/or deal sourcing capabilities.

◦Insight: To supplement our investment expertise, we have retained a group of more than 50 operating executives and advisors as independent consultants to work with our investment teams, provide board-level governance and support and advise our portfolio companies. These operating executives and advisors are typically former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors are often engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged and compensated by our portfolio companies as directors or to otherwise advise portfolio company management.

◦Data: The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our GPE investment portfolio includes 181 active corporate investments as of December 31, 2020, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach.
◦Talent and Organization Performance: Focused on maximizing organizational and leadership effectiveness, our investment professionals work to enhance leadership and organizational effectiveness through proprietary and third-party data-driven assessments, best-practice playbooks, and knowledge-sharing forums.
◦Pursuing Best Exit Alternatives. In determining when to exit an investment, our investment teams consider whether a portfolio company or asset has achieved its objectives, the financial returns and the appropriate timing in industry cycles and company or asset development to strive for the optimal value. Each fund’s investment committee approves all exit decisions.
◦Coordinating Efforts. We have created a Global Investment Resources team that helps to translate our collaborative culture into services and capabilities supporting our investment process and portfolio companies and assets. Our approach ensures that Carlyle’s global network, deep industry knowledge and operational expertise are used to support and enhance our investments. This team made several strategic hires in 2020 to bolster support in Europe and Asia, and further deepen existing functional resources covering human capital management, procurement, IT, digital, revenue growth, ESG and government affairs.
▪Information Technology Resources: We have established an information technology capability that contributes to due diligence, portfolio company strategy and portfolio company operations. The capability includes dedicated information technology and business process resources, including assistance with portfolio company risk assessments and enhanced deal analytics.
▪Digital: Given the increasing importance of digital tools and resources across the global economy, we have established a dedicated group focused exclusively on identifying, developing and implementing digital transformation strategies to help drive growth, unlock value, and drive efficiencies across our portfolio companies.
▪Procurement: We have developed a leveraged purchasing effort to provide portfolio companies with effective sourcing programs with better pricing and service levels to help create operating value. This program seeks to drive down costs and provide better service on common indirect spend categories and disseminate best practices on managing functional spend in the areas of human capital management, employee benefits, corporate real estate, information technology and treasury and risk. As of December 31, 2020, nearly 80 portfolio companies are actively participating in the optional program, benefiting from more than 60 category arrangements and preferred vendor arrangements.
▪ESG. As part of Carlyle’s investment process, where appropriate, we evaluate ESG risks and seek opportunities to create value through sustainability initiatives. During our ownership period, we support our management teams’ efforts to develop strategic ESG programs and provide access to prescreened vendors, sustainability resources and individualized assistance from our Head of Impact and dedicated ESG team. Carlyle educates portfolio companies in which we have a controlling interest on our Guidelines for Responsible Investment and encourages them to review the Guidelines at the board level on an annual basis.
    Global Credit
    The investment approach of our Global Credit platform is generally characterized as follows:
•Source Investment Opportunities. Our Global Credit team sources investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictable cash flow, a definable competitive advantage and products or services that are value-added to their customer base.

•Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our Global Credit team employs an integrated, cross platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 275 active portfolio companies and lending relationships, 20 credit industry research analysts, and in-house government affairs and economic research teams.

•Evaluation of Macroeconomic Factors. Our Global Credit team evaluates technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

•Risk Minimization. Our Global Credit team seeks to make investments in companies that are well-positioned to weather downturns and/or below-plan performance. The team works to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our Global Credit team works to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.
    Investment Solutions
    Our Investment Solutions team aims to apply a wide array of capabilities to help clients meet their investment objectives. The investment approach of our Investment Solutions platform is generally characterized as follows:

•Well-informed, Disciplined Investment Process: We follow a disciplined, highly-selective investment process and seek to achieve diversification by deploying capital across economic cycles, segments and investment styles. Our integrated and collaborative culture across our strategies, reinforced by investment in information technology solutions, provides deep insight into fund manager portfolios and operations to support our rigorous selection process.

•Proactive Sourcing: AlpInvest Partners’ and Metropolitan Real Estate’s extensive network of private equity and real estate managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the most attractive opportunities are found in areas that are subject to fewer competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access alone.

•Global Scale and Presence: Our scale and on-the-ground presence across three continents - Asia, Europe and North America - give us a distinct and comprehensive perspective on the private equity and real estate markets. Our stable, dedicated, and experienced teams have deep knowledge of their respective markets across the globe. We believe this enhances our visibility across the global investment market and provides detailed local information that enhances our investment evaluation process.

Our Family of Funds
    The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of December 31, 2020. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLO’s
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	U.S.	$20.0 bn	2012-2020
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Europe	€7.3 bn	2013-2020
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	Structured Credit Funds
Global Financial Services Partners			CRP V	$3.0 bn	2006	CREV	$0.5 bn	2020
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	CSC	$0.8 bn	2017
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Illiquid Credit
Carlyle Europe Partners			CPI[4]	$4.3 bn	2016	Business Development Companies[3]
CEP V	€6.4 bn	2018	International Real Estate			TCG BDC II, Inc.	$1.9 bn	2017
CEP IV	€3.7 bn	2014	CER	€0.5 bn	2017	TCG BDC, Inc.	$1.9 bn	2013
CEP III	€5.3 bn	2007	CEREP III	€2.2 bn	2007	Opportunistic Credit Carry Funds
CEP II	€1.8 bn	2003	Natural Resources Funds			CCOF II	$1.9 bn	2020
Carlyle Asia Partners			NGP Energy Carry Funds			CCOF	$2.4 bn	2017
CAP V	$6.6 bn	2018	NGP XII	$4.3 bn	2017	Distressed Credit Carry Funds
CBPF II	RMB 2.0 bn	2017	NGP XI	$5.3 bn	2014	CSP IV	$2.5 bn	2016
CAP IV	$3.9 bn	2014	NGP X	$3.6 bn	2012	CSP III	$0.7 bn	2011
CAP III	$2.6 bn	2008	Other NGP Carry Funds			CSP II	$1.4 bn	2007
Carlyle Japan Partners			NGP Minerals	$0.2 bn	2020	Real Assets Credit
CJP IV	¥258.0 bn	2020	NGP GAP	$0.4 bn	2014	Energy Credit Carry Funds
CJP III	¥119.5 bn	2013	NGP Predecessor Funds			CEMOF II	$2.8 bn	2015
CJP II	¥165.6 bn	2006	Various[2]	$5.7 bn	2007-2008	CEMOF I	$1.4 bn	2011
Carlyle Global Partners			International Energy Carry Funds			Carlyle Aviation Partners
CGP II	$1.8 bn	2020	CIEP II	$2.3 bn	2019	SASOF V	$1.0 bn	2020
CGP I	$3.6 bn	2015	CIEP I	$2.5 bn	2013	SASOF IV	$1.0 bn	2018
Carlyle MENA Partners			Infrastructure Funds			SASOF III	$0.8 bn	2015
MENA I	$0.5 bn	2008	CRSEF	$0.4 bn	2019	SASOF II	$0.6 bn	2012
Carlyle South American Buyout Fund			CGIOF	$2.2 bn	2019	Securitization Vehicles[4]	$1.9 bn	Various
CSABF I	$0.8 bn	2009	CPP II	$1.5 bn	2014	9 Other Vehicles[4]	$2.3 bn	Various
Carlyle Sub-Saharan Africa Fund			CPOCP	$0.5 bn	2013	Other Credit
CSSAF I	$0.7 bn	2012				Fortitude[5]	$2.6 bn	2020
Carlyle Peru Fund
CPF I	$0.3 bn	2012				Investment Solutions
Carlyle U.S. Venture/Growth Partners						AlpInvest
CEOF II	$2.4 bn	2015				Fund of Private Equity Funds
CEOF I	$1.1 bn	2011				100 vehicles	€45.1 bn	2000-2020
CVP II	$0.6 bn	2001				Secondary Investments
Carlyle Europe Technology Partners						74 vehicles	€24.5 bn	2002-2020
CETP IV	€1.4 bn	2019				Co-Investments
CETP III	€0.7 bn	2014				71 vehicles	€15.8 bn	2002-2020
Carlyle Asia Venture/Growth Partners						Metropolitan Real Estate
CAP Growth I	$0.3 bn	2017				38 vehicles	$5.0 bn	2002-2020
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of December 31, 2020, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of December 31, 2020.
(4)Amounts represent Total AUM as of December 31, 2020.
(5)Reflects AUM related to capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

Organizational Structure
    On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware corporation named The Carlyle Group Inc. See “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conversion to a Corporation” for additional information.
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
    Since January 1, 2020, our business and affairs are overseen by a board of directors of the Corporation, rather than by the board of directors of Carlyle Group Management L.L.C., formerly the general partner of the Partnership. The directors and executive officers of the Corporation immediately after the Conversion are the same individuals who were directors and executive officers, respectively, of Carlyle Group Management L.L.C. immediately prior to the Conversion.
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

LP Relations
    Our diverse and sophisticated investor base includes more than 2,650 active investors in our carry funds located in 95 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
    We strive to cultivate long-term, strategic partnerships with our limited partners. We continuously seek to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help the investor achieve their objectives. We are in constant dialogue with our investors and during 2020, we have used technology to enhance our fund transparency and communication around insights and facilitate consistent dialogue with our firm in a remote environment. This partnership approach to fundraising has been critical in raising $27.5 billion in 2020.
We have a dedicated in-house investor relations group. Our team combines strong segment sales with firm-level strategy and coordination to bring the best of Carlyle to our limited partners. Each segment team consists of a combination of geographically-focused professionals and product specialists who work closely together to deliver against investor needs and is supported by central staff responsible for data analytics and additional fulfillment responsibilities.
Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor investor preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
    As of December 31, 2020, approximately 94% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund and approximately 75% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
    We have a team of over 550 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams’ throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 31 professionals and a government relations group of five professionals with a presence around the globe as of December 31, 2020.
Structure and Operation of Our Investment Funds
    We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through limited partnerships, which are organized by us, to accept commitments and/or funds for investment from institutional investors and high net worth individuals. In general, each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. Generally, the limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including the removal of the general partner or early liquidation of the partnership by majority vote, as discussed below. Most of our funds also have an investor advisory committee, comprising representatives of certain limited partners, which may consider and/or waive conflicts of interest or otherwise consult with the general partner on certain partnership matters. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets.

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
    With limited exceptions, our carry funds, BDCs, Carlyle Tactical Private Credit interval fund (the “Interval Fund”), NGP Predecessor Funds, and certain other investment vehicles, are closed-end funds. In a closed-end fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, the governing agreement of each investment vehicle contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-end funds we advise, investors’ interests are usually locked up for a period of time after which investors may generally redeem their interests on a quarterly basis, to the extent that sufficient cash is available.
    With respect to our Global Private Equity and Global Credit carry funds, investors generally agree to fund their commitment over a period of time. For such carry funds, the commitment period generally runs until the earliest of (i) the sixth anniversary of either the effective date (the date we start charging management fees for the fund), or the initial closing date, (ii) the fifth anniversary of the final closing date of the fund; (iii) the date the general partner cancels the investors’ obligation to fund capital contributions due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 75% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iv) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (v) the occurrence of a Key Person Event, unless upon any of these events the investors vote to continue the commitment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing investments (collectively, the “post-termination obligations”). Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, although certain funds do not have a time limit and there may be limitations on how much the fund is permitted to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of the fund’s aggregate capital commitment.
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

    The term of each of the Global Private Equity and Global Credit carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances (e.g., six years, in the case of certain Carlyle Aviation Partners funds) or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, “longer-dated funds”), such as 15 years from the final closing date, or may be open-ended.
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
Incentive Arrangements / Fee Structure
    Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s commitment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the commitment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts, open-end funds and longer-dated carry funds, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments, the current value of the investment, or adjusted book value. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory agreement and related agreements, these fees are generally called semi-annually in advance. For certain open-end and longer-dated carry funds, management fees are called quarterly in arrears over the life of the funds.

    Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the BDCs are due quarterly in arrears at annual rates that range from 1.25% of invested capital to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. The mid-life to end-of-life commercial aircraft strategy generally has a 2.0% management fee on committed capital. The new or relatively new commercial aircraft strategy generally has a management fee of 0.5% of the gross asset purchase price of assets and 2.0% of the rents paid by asset lessees. The aircraft pre-delivery payment lending strategy generally has a management fee of 0.25% of invested capital and 50% of the upfront fee based on the amount of each loan.
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
    The general partners or investment advisers to certain of our Global Private Equity and Global Credit carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated either as a fixed amount or as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to investors in our carry funds are generally reduced by 80% to 100% of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates.
    In addition, Carlyle Aviation Partners may receive servicing fees in connection with asset-backed financing transactions for certain Carlyle Aviation Partners funds, generally in the range of 2% of rents, incentive fees up to 5% of rents in the aggregate, and 3% of sales proceeds earned from such assets. To the extent the financing instruments are held by the funds, these fees are generally offset against management fees or partnership expenses of the funds.
    Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or 10% to 20% on certain open-end and longer-dated carry funds, certain credit funds and external co-investment vehicles, or approximately 2% to 12% in the case of most of our more mature Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. Of the carried interest that we retain, we utilize a portion for our new carried interest pool program that commenced in 2019 for certain of our employees who do not receive direct allocations of carried interest to further align their interests with those of our investors. For most carry funds, the carried interest is subject to an annual preferred return of 6% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). If, as a result of diminished performance of later investments in the life of a closed-end fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of the allocated carried interest, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any “giveback” obligation, and we have historically withheld a portion of the cash from carried interest distributions to individuals as security for potential “giveback” obligations. However, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any “giveback” obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
    The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors and the length of time the fund has been in carry, as well as other qualitative measures. Our Investment Solutions funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement, although in certain cases the giveback is calculated at prior intervals.
    With respect to our separately managed accounts, BDCs and the Interval Fund, carried interest is generally referred to as an “Incentive Fee.” Incentive Fees consist of performance-based incentive arrangements pursuant to management contracts when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive Fees are recognized when the performance benchmark has been achieved.
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
Capital Invested in and Alongside Our Investment Funds
    To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle generally expects to commit to fund approximately 0.75% of the capital commitments to our future Global Private Equity and Global Credit carry funds. We also intend to make investments in our Investment Solutions carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
Employees
    We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2020, we employed more than 1,825 individuals, including 678 investment professionals, located in 29 offices across five continents.
One Carlyle Culture and Diversity, Equity and Inclusion
Uniting our employees around the globe is our One Carlyle culture, which is built on promoting collaboration; diversity, equity and inclusion (“DEI”) as a decision-making framework; and alignment of our core values and business objectives. We are committed to growing and cultivating an environment that fosters DEI and values the diverse perspectives, backgrounds, experiences and geographies of our employees and other stakeholders. A focus on DEI efforts is embedded into the highest levels of our firm and is guided by our Diversity, Equity and Inclusion Council, comprised of members of our executive team, as well as key senior leaders across the globe. We strive to create a workplace culture that enhances our ability to recruit, develop and retain diverse talent. During 2020, to continue to facilitate the career development of all of our employees, we made inclusive leadership a core leadership competency and augmented the role of the DEI Council in reviewing the promotion process for our senior personnel. To continue to enhance inclusive decision-making, we launched “Better Decisions,” a high impact initiative that provides education, practical tools and guidance to build awareness of unconscious bias and to mitigate its negative effects. Over 80% of our employees have participated in in-person or virtual sessions of this program. In addition to these initiatives, we encourage our employees to engage with and support one another through our global Employee Resource Groups, which include DiverseAbility, LGBTQ+, Multicultural, Veterans, Women, Working Parents and Young Professionals groups, that were formed to cultivate and retain a diverse, equitable and inclusive workforce.
Employee Engagement
We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency. Recognizing that feedback is a critical component to driving employee career growth and development, as well as overall engagement, during 2020, we hired a new Global Head of Talent Management and implemented a robust feedback training and communication campaign. We introduced a system to deliver real-time feedback, as well as more frequent formal performance conversations and launched a new more streamlined performance management system. In order to measure employee engagement, we conducted an annual engagement survey as well as other pulse surveys throughout the year. We are also continuing to expand our employee training programs, including those focused on enhancing management and leadership capability at all levels of the firm. We also continue to support a global mentoring program in which 376 of our employees participated as mentors or mentees in 2020.
Compensation and Benefits
We believe that equitable compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract and retain new talent. Compensation comprises a base salary for salaried employees and compensation per hour for hourly employees in connection with satisfying the daily expectations of their roles. Our annual discretionary performance-based cash bonus program is a significant component of our compensation program and rewards employees based on firm, segment, investment fund, department and individual performance to directly align our employees with our financial performance and strategic goals. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive awards of restricted stock units or participate in our other long-term incentive programs. The success of our business is fundamentally connected to the well-being of our people. We are committed to their health, safety and wellness and seek to provide benefits that are locally relevant for our global employees. Following the start of the COVID-19 pandemic, during 2020, we offered enhanced support to our employees by partnering with external wellness providers to host dedicated sessions on mental and physical well-being.
ESG and Impact
    We are committed to the principle that building a better business means investing responsibly and engaging in communities where we work and invest. As a responsible global organization dedicated to serving all of its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring and managing ESG risks and opportunities across its portfolio. In 2008, Carlyle developed a set of Guidelines for Responsible Investment that consider the environmental, social and governance implications of certain investments we make. These guidelines are still in use today to inform our investment decision-making process for our controlled, corporate investments.
Over the years, we have sought to continuously strengthen our governance, resourcing, reporting and transparency on material ESG issues. In 2010, we became the first private equity firm to publish an ESG report. In 2013, Carlyle established our DEI Council, which we believe was the first of its kind in our industry. In early 2014, Carlyle hired its first dedicated ESG professional, adding our first Chief Inclusion and Diversity Officer in 2018 and Global Head of Impact in 2019. In 2020, we further tightened our policies and practices around evaluating new investments for ESG implications, establishing a senior ESG review committee to evaluate more complex ESG issues, in order to help guide our investment analysis. In 2020, we published our inaugural Task Force on Climate-related Financial Disclosures (TCFD) Report, underscoring our evolving approach to climate change and published our first corporate ESG disclosures, utilizing Global Reporting Initiative (GRI) Standards, which provide an internationally recognized framework to communicate our material ESG issues as a firm to our stakeholders.
The Carlyle Group’s Board of Directors oversees the firm’s approach to ESG and impact. The Board receives updates on our ESG and impact strategy and investment implications at least annually, and receives reports on thematic issues, such as Carlyle’s approach to climate risk and opportunity and diversity and inclusion. One of the members of our Board of Directors serves as the ESG and Impact lead.
Carlyle has an internal dedicated ESG team with a breadth of experience to help identify critical material ESG issues in our investment processes, as well as a network of outside experts to enable our investment teams to go deeper on the most material factors and potential ESG growth opportunities for a given investment over our hold periods. Our ESG professionals are a part of our Global Investment Resources team. This team includes a Chief Performance Officer, Chief Digital Officer, Chief Information Officer, Chief Procurement Officer, and Head of Government Affairs, as well as dedicated professionals working on healthcare and benefits, and real estate and energy usage, amongst other ESG areas of focus. ESG considerations play an increasing role in our investment processes and the operations of our portfolio companies. Our commitment to sustainability influences strategy, brings new ideas for operational efficiency and helps unlock value. Pursuing tailored ESG strategies that focus on material issues for individual businesses is one way Carlyle is driving impact at our portfolio companies.
We encourage our employees to get involved where they live, work and invest through our volunteer and wealth sharing programs. In 2020, 350 Carlyle employees gave over 680 philanthropic gifts which were matched by the firm. These gifts supported over 200 nonprofit organizations globally. We also initiated a significant philanthropic effort in response to COVID-19, donating to nonprofit organizations globally to help relief efforts, as well as a separate firm matching program for donations to organizations working on social justice and reform of the U.S. criminal justice system. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
We work to continually improve environmental stewardship within our firm, particularly in the areas of climate change, energy and materials use. In 2020 we hosted our inaugural climate scenario planning workshop to help us start thinking critically about a range of plausible climate scenarios, and from those scenarios, what would better position our portfolio today for those worlds. 2020 was Carlyle’s fourth year of carbon neutrality across our 29 global offices and the activities of our more than 1,825 employees, after we became the first major private equity firm to make a carbon neutrality commitment in 2017. Our new office location in New York City at OneVanderbilt received the highest LEED and wellness certifications. We are a member of Businesses for Social Responsibility (BSR), an industry group working to advance sustainability practices in the business sector (BSR facilitated our first climate scenario workshop, detailed above) as well as a member of the Sustainability Accounting Standards Board (SASB) Alliance, the Renewable Energy Buyers Association (REBA), and the Green Chemistry and Commerce Council (GC3).
    We are a member of the British Private Equity and Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant, on a voluntary basis, with the Private Equity Reporting Group Guidelines for Disclosure and Transparency when such companies become subject to these guidelines. Carlyle is a member of Invest Europe and an active participant in its work on ESG-related industry issues. Further, we are also a member of the Bundesverband Deutscher Kapitalbeteiligungsgesellschaften (BVK), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so.
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
    We generally compete with sponsors of public and private investment funds across all of our segments. Within our GPE segment, we also compete with sovereign wealth funds and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, we compete with private credit strategies, BDCs, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders and other CLO issuers. In our Investment Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, there is the possibility that our Investment Solutions funds could face increased competition for investments.
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
More recently, we have seen a marked increase in the use of special purpose acquisition companies (SPACs) by our peers and competitors. Recent market volatility and the willingness of seasoned sponsors and management teams to use these vehicles has increased competition in the deal market. While SPACs may compete with us for acquisition targets, they also represent potential purchasers for companies already in our portfolio, thereby potentially expanding exit opportunities. Furthermore, while we do not believe SPACs are an equivalent substitute to our private equity funds, investors may elect to allocate capital to SPACs versus traditional closed-ended funds, thereby potentially adversely impacting the amount of money we are able to raise in the future.

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

    TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities for our Global Private Equity and Investment Solutions business lines, and house our anti-money laundering compliance function, is registered as a limited purpose broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is also registered as a broker-dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under an international broker-dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. TCG Securities acts as a placement agent, on a best efforts basis, for interests in private funds for such business lines.
    TCG Capital Markets L.L.C. (“TCG Capital Markets”) is an affiliate broker-dealer entity that operates as part of the GCM platform within Global Credit. TCG Capital Markets is registered as a broker-dealer with the SEC and in 50 states and the District of Columbia. TCG Capital Markets may act as an underwriter, syndicator or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator or placement agent for loan originations.
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
    Carlyle Global Credit Investment Management L.L.C. (“CGCIM”), one of our subsidiaries, serves as investment adviser to certain closed-end investment companies that have elected, or intend to elect, to be regulated as BDCs under the Investment Company Act (as well as to certain private fund and other clients). Accordingly, these BDCs are, or are expected to be, subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to the Interval Fund, which is regulated as a registered investment company under the Investment Company Act.
    United Kingdom and the European Union
    Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to an expanding body of regulation, some of which is complex and prescriptive. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. These include rules and regulations in the United Kingdom (“UK”) that are applicable to our subsidiaries established in the UK, as well as, or in addition to, rules and regulations implemented under European Union (“EU”) directives or regulations, which generally have application throughout the European Economic Area (“EEA”).
    In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the “FSMA”) and the principal European legislation affecting the conduct of our business in the EU is implemented under the Markets and Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive (“AIFMD”) – although there are a number of other pieces of legislation both in the UK and the EU that affect our business. The FSMA, rules made pursuant to the FSMA, and EU laws which have either been adopted into UK law in connection with the UK’s withdrawal from the EU (e.g. the Markets in Financial Instruments Regulation) or already implemented in the UK through domestic legislation or regulatory rules prior to such withdrawal (e.g., MiFID and AIFMD), comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, sustainable finance, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See “Item 1A. Risk Factors—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
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
    CELF Advisors LLP (“CELF”), another one of our subsidiaries in the UK, is also authorized and regulated by the FCA, but has permission to undertake a broader range of regulated activities than CECP, namely, arranging deals in investments, advising on investments, managing investments, dealing in investments as agent, and arranging for the safeguarding and administration of assets. CELF is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
    Following the UK’s exit from the EU on January 31, 2020, and the end of the Brexit transition period on December 31, 2020, EEA passporting rights (which previously entitled CECP and CELF to provide certain investment services in the EEA on a cross-border basis) are no longer available to CECP and CELF. The UK and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. However, the TCA does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK firms under equivalence arrangements. The European Commission has indicated that its assessment of the UK’s replies to its equivalence inquiries remains ongoing and, at this stage, there is no certainty as to when such assessments will be concluded or whether the UK will be deemed equivalent in some or all of the individual assessments. In light of the uncertainty as to when and whether any such equivalence or other arrangements facilitating market access into the EEA will be forthcoming, we are exploring ways in which to preserve the continuity of our EEA-based product distribution strategy and minimize disruption to our business in the short- to medium-term.
Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers established in the EEA (“AIFMs”). The AIFMD generally became effective in countries across the EEA in 2014. Currently, Carlyle has three authorized AIFMs in the EEA: AlpInvest, CIM Europe S.a.r.l. (“CIM Europe”) and Carlyle Real Estate SGR S.p.A.
    The AIFMD imposes significant regulatory requirements on AIFMs. The AIFMD regulates fund managers by, amongst other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM, prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency and reporting requirement, etc. The AIFMD has the potential to restrict Carlyle’s fund marketing strategy and places additional compliance obligations on its authorized AIFMs in the form of, among other things, remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
    Authorized AIFMs are entitled to market their alternative investment funds (“AIFs”) throughout the EEA under a marketing passport. Under the AIFMD, an AIFM may, in addition to its fund management activity, also be authorized to provide certain investment services that would otherwise require authorization under MiFID. Authorization under the AIFMD is currently available only to EEA fund managers. AlpInvest obtained authorization as an AIFM from the Authority for Financial Markets in the Netherlands (the “AFM”) in 2015. AlpInvest is also licensed by the AFM to provide some of the additional investment services that are otherwise generally reserved to MiFID firms. CIM Europe obtained authorization as an AIFM in Luxembourg in early 2018. Carlyle Real Estate SGR S.p.A. registered at the Bank of Italy’s AIFM register under no.127 on October 10, 2017.
    The AIFMD allows member states to permit marketing within their member state by non-EEA fund managers (under what are known as national private placement regimes), provided the local law imposes certain minimum requirements. Member states may impose more stringent requirements. At present, some EEA states have chosen not to operate a national private placement regime at all; some EEA states apply the minimum requirements; others require the minimum plus a few additional requirements (e.g., the appointment of a depository); and some require compliance with substantially all of the AIFMD. Certain of Carlyle's funds are currently offered in selected member states of the EEA in accordance with the national private placement regimes of the relevant EEA jurisdiction.

The European Commission is currently reviewing the AIFMD and launched a public consultation in October 2020 on potential improvements to the regulatory framework. This is expected to result in new legislation, possibly in 2021 (commonly referred to as “AIFMD II”). It is unclear at this stage whether and how AIFMD II would affect us or our subsidiaries.
    In July 2019, a new EU regulation and a directive were adopted to provide more standardized requirements for cross-border fund distribution by AIFMs (amongst others). Member states must transpose the new requirements into local law by August 2021. The package includes a new definition of “pre-marketing” and will require an EU AIFM to notify its home state authority within two weeks of commencing any pre-marketing activity. Any subscription to a fund taking place within 18 months of pre-marketing will be considered to be the result of marketing.
    As outlined above, certain of our European subsidiaries, notably CECP and CELF in the UK, must comply with the regulatory framework established by MiFID, which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest by virtue of its MiFID “top up” permission as part of its AIFMD authorization. MiFID prescribes detailed requirements governing the organization and conduct of business of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities.
    The latest iteration of MiFID, Directive 2014/ 65/EU (“MiFID II”) together with the accompanying Regulation (EU) No 600/2014 (the “Markets in Financial Instruments Regulation” or “MiFIR”), extended the MiFID requirements in a number of areas and require investment firms to comply with more prescriptive and onerous obligations in relation to such things as: costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence and corporate governance. Although the UK has now withdrawn from the EU, its rules implementing MiFID continue to have effect and MiFIR has been adopted into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with this withdrawal.
The UK is introducing a new prudential regulatory framework for UK investment firms (the “Investment Firm Prudential Regime” or “IFPR”), which will be closely based on an equivalent regulatory framework being introduced at the EU-level through the EU Investment Firm Regulation and Investment Firm Directive. IFPR is expected to take effect from January 1, 2022 and will apply to CECP and CELF, which are both UK investment firms. IFPR introduces new regulatory capital rules for most investment firms and, in some cases, will result in substantially increased capital requirements for certain types of firms. In particular, UK firms such as CECP are likely to need to hold substantially greater capital than they are currently required to hold under the prudential rules that presently apply. IFPR will also impose more onerous remuneration rules and revised and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things). It is at this stage unclear to what extent the equivalent EU framework will apply to EU AIFMs with a MiFID “top-up” permission, such as AlpInvest.
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
    The Organization for Economic Cooperation and Development (the “OECD”) has developed Common Reporting Standard (“CRS”) rules for the automatic exchange of FATCA-like financial account information amongst OECD member states. Like FATCA, CRS imposes certain due diligence, documentation and reporting requirements on various Carlyle entities. While CRS does not contain a potential withholding requirement, non-compliance could subject Carlyle to certain reputational harm and potential financial penalties.
    Carlyle Hong Kong Equity Management Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) regulated activity in respect of professional investors.
    Carlyle Mauritius Investment Advisor Limited and Carlyle Mauritius CIS Investment Management Limited are licensed providers of investment management services in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission. Carlyle Mauritius Investment Advisor Limited holds a “Foreign Institutional Investor” license from the Securities and Exchange Board of India, which entitles this entity to engage in limited activities in India. Carlyle Mauritius CIS Investment Management Limited holds a “Qualified Foreign Institutional

Investor” license from the China Securities Regulatory Commission, which entitles this entity to invest in certain permitted financial instruments (including equity) and derivatives traded or listed on exchanges in the Peoples Republic of China.
    Carlyle Australia Equity Management Pty Limited is licensed by the Australian Securities and Investments Commission as an Australian financial services licensee and is authorized to carry on a financial services business to provide advice on and deal in financial products (managed investment schemes and securities) for wholesale clients.
    Carlyle Japan Equity Management L.L.C. (“CJEM”) is registered with the Financial Services Agency of Japan to carry out Type II Financial Instruments Business as a Japanese Type II Financial Instruments Business Operator and it is also a member of the T2FIFA, a self-regulatory organization in Japan. Pursuant to this registration, CJEM is permitted to perform marketing activities to and private placements for specified investors with respect to interests in a limited partnership.
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
    Carlyle Real Estate SGR S.p.A. holds an authorization from the Bank of Italy to carry on AIFMD-compliant fund management and real estate activities. It is registered at the Bank of Italy’s AIFM register under no.127.
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
    An investment fund advised by us holds a majority interest in Fortitude Re, a Bermuda company registered as a Class 4 and Class E insurer. Fortitude Re is subject to regulation and supervision by the Bermuda Monetary Authority (the “BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”). In addition, as a result of ownership of Fortitude Holdings by our investment fund, certain Carlyle affiliates that serve as general partner and investment advisor to the fund are subject to certain insurance laws and regulations in Bermuda as a “controller” of Fortitude Re under the Bermuda Insurance Act. These laws and regulations include certain notice requirements for any person that has become, or as a result of a disposition ceased to be, a shareholder controller of a registered insurer, and failure to comply with such requirements is an offense punishable by law.
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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations). For example, the COVID-19 pandemic has resulted in a widespread health crisis that continues to adversely affect general commercial activity and the economies and financial markets of many countries. Such unforeseen and catastrophic events could adversely affect the businesses, financial conditions and results of operations of us and our funds’ portfolio companies and assets. These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.
    Over the twelve months ending December 31, 2020, the S&P 500 increased by 16%, while the MSCI All Country World Index (MSCI) rose by 14%. While global markets performed well in the aggregate, the onset of the COVID-19 pandemic earlier in the year resulted in periods of notable volatility such as a 34% peak-to-trough decline in the S&P 500 from mid-February through late March. Market performance was also highly uneven across asset classes as investors assessed the pandemic’s differing impacts by geography and industry. Due to the severity of the pandemic and uncertainty surrounding Brexit, the UK-focused FTSE 100 ended the year down 14% while the tech-heavy NASDAQ Composite returned 44%. Throughout the year, market performance was continuously affected by developments in case counts, fiscal stimulus measures, global central bank policies, real economic data, and vaccine progress. As such, it is possible investor sentiment could change quickly once more and market volatility could reemerge in the face of negative macro or geopolitical developments, such as disappointing economic data, vaccine roadblocks or delays, the emergence of vaccine resistant strains of the coronavirus, political uncertainty or unexpected changes in fiscal and monetary policy. If global markets become unstable, it is possible sellers may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and as a result, our accrued performance revenues.

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

The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. For example, in the United States, high yield credit spreads rose by nearly 750 basis points (bps) during the first quarter of 2020 on fears around the economic impact of the COVID-19 pandemic. If credit markets weaken again in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing. If there is a general slowdown in global merger and acquisition activity due to the lack of availability of suitable financing or an increase in risk aversion and uncertainty, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2020, we invested more than $18 billion through our carry funds.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign, trade, economic, environmental and other policies under the new Administration could lead to disruption, instability and volatility in the global markets, which may also have an impact on our exit opportunities across negatively impacted sectors or geographies. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 may significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which became effective on February 13, 2020, CFIUS has the authority to review, and potentially recommend that the President block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.
During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds. Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of a investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds.
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
The global outbreak of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to adversely impact our performance and results of operations.
In 2020, the global outbreak of COVID-19 spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. While vaccines have been approved and are slowly being deployed, the global impact of the outbreak continues to adversely impact many industries and different geographies continue to be impacted by the effects of public health restrictions in various ways. The International Monetary Fund estimates that the global economy may not return to pre-pandemic levels until the end of 2021 or early 2022 depending on the roll-out and effectiveness of the vaccine.
While our fears of a great depression at the onset of the pandemic have not today been realized, the economic recovery is only partially underway, and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding the ultimate length and trajectory. Increasing infection rates and hospitalizations in certain geographies and a potential resulting market downturn has resulted in COVID-19 continuing to impact our business, financial condition, results of operations, liquidity and prospects.
•Portfolio Company Performance. Some of our investments are in industries that have been materially impacted by the effects of COVID-19 and has resulted, and may continue to result in, material reductions in value in certain instances. In particular, many portfolio companies in the energy, infrastructure, healthcare, travel, entertainment, hospitality, and retail industries continue to face operational and financial hardships resulting from the spread of COVID-19 and related governmental measures imposed to contain the virus, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by the pandemic continue, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments and potentially harm our reputation.
•Portfolio Company Liquidity. Certain portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets have impacted or may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 has already caused and could lead to lower interest income for our credit funds.
•Operational Risks. Travel restrictions, the closure of non-essential businesses or shelter-in-place/stay-at-home orders may make it more difficult and costly for our investment teams to conduct due diligence and consummate the acquisition and disposition of investments for our funds. Our global employee base has generally been working remotely since the start of the pandemic. This extended period of remote working by our employees may introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to COVID-19 or by failures of, or attacks on, their information systems and technology. Our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.
•Employee-Related Risks. COVID-19 continues to present a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity. The same could be said of the employees in our portfolio companies, who may not be able to transition to remote work arrangements, as well as our third-party service providers. In addition, continued office closures could adversely affect our One Carlyle culture. Although our employees continue to collaborate across offices and geographies, the informal office interactions that contribute to our culture have generally ceased. It is also harder to integrate new employees into the firm in a remote working environment.
•Regulatory and Litigation Risks. Costly litigation could increase in connection with merger and acquisition transactions, as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments, and/or fraudulent misrepresentation.
•Taxation Risk as a Result of Mobility Challenges. As a result of travel restrictions, stay-at-home orders, etc., many of our staff are unable to travel for physical meetings and/or have been displaced working remotely outside of their normal work location. This may create taxable presence or residency risks for our corporate entities and professionals as well as our funds and portfolio companies. Ultimately, these risks could lead to increased levels of taxation and additional compliance complexities.
•Impact of Vaccine. Although a vaccine has been approved for use, the rollout and success are unknown. Although our workforce has demonstrated its ability to achieve pre-pandemic levels of productivity on a remote basis, if we were unable to vaccinate our employee base, our work force may be unwilling to return to the office.
In addition to the foregoing, COVID-19 has exacerbated and may continue to exacerbate, many of the other risks described in this Annual Report on Form 10-K.
Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
A significant contraction in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, the financing of new investments or the operations of our funds’ portfolio companies may become less attractive due to limitations on the deductibility of net interest expense, which under current law is due to become more restrictive beginning with tax year 2022. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, both of which could lead to a decrease in our net income.
Our funds’ portfolio companies also regularly utilize the corporate loan and bond markets to obtain financing for their operations. While credit was available for much of 2020 and new debt issuance hit record levels in some markets, the onset of the COVID-19 crisis exhibited how abruptly credit markets can weaken from exogenous shocks and become unavailable or unattractive for issuers. In the first and early second quarters of 2020, corporate debt issuance and merger and acquisition activity decreased significantly as market volatility rose and credit spreads widened. It is possible that during future periods of stress, tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive, which may negatively impact the operating performance of our portfolio companies who use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, if market conditions make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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
From time to time we may access the capital markets by issuing debt securities. For example, in September 2019, we issued $425 million of 3.500% senior notes due 2029 and used the proceeds to redeem our 5.875% Series A Preferred Units. In September 2018, we issued $350 million aggregate principal amount of 5.650% senior notes due September 2048 and used a portion of the proceeds of the offering to repurchase $250 million in aggregate principal amount of our 3.875% senior notes due February 2023. Approximately $250 million aggregate principal amount of our 3.875% senior notes due February 2023 remains outstanding. In March 2013, we issued $400 million aggregate principal amount of 5.625% senior notes due March 2043 and in March 2014, we issued an additional $200 million aggregate principal amount of 5.625% senior notes due March 2048. We also have a credit agreement that provides a $775 million revolving facility with a final maturity date of February 11, 2024. The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. In November 2020, Standard & Poor’s and Fitch reaffirmed their “BBB+” stable rating.
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments in our funds and strategic investments (e.g., our investment in Fortitude Re), changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by geopolitical conflict as well as changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, environmental, healthcare, labor, infrastructure and energy. For instance, during the first quarter of 2020 with the onset of the COVID-19 pandemic, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2020, 15% of our Global Private Equity and Global Credit carry fund portfolio was in public securities, which is up materially from December 31, 2019.
Transaction fees earned in respect of our carry funds can vary from quarter-to-quarter and year-to-year depending on the nature of the investments in any given period. The recognition of transaction fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by both the pace and size of our carry fund investments. We anticipate a general decline in net transaction fees earned from our carry funds as our recently raised products have generally increased the percentage of transaction fees that are shared with fund investors from 80% to 100%, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. In addition, Carlyle Global Capital Markets (GCM) generates capital markets fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities and loan syndication for our portfolio companies and third-party clients. Capital markets fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our carry funds could adversely affect the amount of fees generated by capital markets business. We are seeking to bolster and grow our capital markets business, and associated fee stream, related to the underwriting, issuance, and placement of debt and equity securities and loan syndication for our portfolio companies and third-party clients, which if successful will positively impact capital markets fees over time.
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
The investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our fund investors to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. For example, prior to raising a successor fund, the South America buyout fund’s original investment period ended in the second half of 2015, resulting in a change from committed capital to invested capital for the management fee base, despite a one-year extension to the investment period. In addition, we may raise an investment fund and delay the initiation of fees once a fund is raised to better align our management fee inception date to when we are ready to begin investing the fund. For example, we completed fund raising for the latest Japan fund in summer 2020, but did not charge management fees until October 1, 2020. While the total amount of management fees collected over the life of a fund would not be impacted, this could result in a delay in receipt of management fees.
We depend on our Chief Executive Officer and other key personnel, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our Chief Executive Officer, Kewsong Lee, and other key personnel, including members of the investment committees of our investment funds and senior members of our investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. On September 30, 2020, Glenn Youngkin retired from the firm and Mr. Lee became our sole Chief Executive Officer. Messrs. Conway and Rubenstein continue to serve as Co-Chairmen and Mr. D’Aniello serves as Chairman Emeritus. Although our founders remain committed to our business and serve on various investment committees, in these roles, they are not executive officers and no longer have responsibility for the day-to-day operations of the firm and may choose to pursue philanthropic or other personal endeavors, including personal investment activities, in addition to their roles at Carlyle. Our founders and other key personnel are not obligated to remain employed with us in their current capacities or at all. To continue to enhance our talent base, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The efficacy of such future leadership may constitute an adverse risk to our business.
In October 2017, we entered into an employment agreement with Mr. Lee, which was amended in connection with our Conversion in January 2020. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of our key personnel could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior Carlyle professionals and other professionals we employ. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new senior Carlyle professionals. The market for qualified investment professionals is extremely competitive and we may not be successful in our efforts to recruit, retain and motivate these professionals. In addition, if there is a shift to remote work options that do not require relocation or maintaining close proximity to a company’s offices as a result of the impact of the COVID-19 pandemic, we may experience an increase in competition for talent and it may be difficult to recruit and retain our professionals.

There are also certain factors that are not within our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as it relates to tax considerations regarding carried interest. For example, if the U.S. Congress or state, local or certain foreign governments enacted legislation to treat carried interest as ordinary income rather than as capital gain for tax purposes or impose a surcharge on carried interest, this could result in a material increase in the amount of taxes that our carry recipients would be required to pay, which would in turn affect our ability to recruit, retain and motivate our current and future professionals. U.S. tax reform legislation, informally known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “TCJA”), includes a provision that changes the treatment of carried interest with respect to an applicable partnership interest from long-term capital gains to short-term capital gains (taxable at ordinary income rates) to the extent such gains relate to property with a holding period not greater than three years. The Internal Revenue Service released final regulations on January 7, 2021, which clarified the scope and applicability of such longer holding period requirement. The final regulations apply to taxable years beginning on or after January 19, 2021, which means that for most partnerships they will only apply to taxable years beginning in 2022, unless the partnership elects to apply them sooner. While most proposals regarding the taxation of carried interest still require realization of gains before applying ordinary income rates, legislation has previously been introduced that would assume a deemed annual return on carried interest and tax that amount annually, with a true-up once the assets are sold. The new Congress may consider a proposal that would require certain taxpayers to pay capital gains taxes on the appreciated value of their public investments annually. This could result in the payment of tax prior to the realization of any cash receipts. Any tax on private assets would be deferred until a sale, but at undetermined higher rates than current law. The new Congress may also consider proposals to increase the capital gains tax rate. In addition, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. For example, certain states have proposed legislation to levy additional state tax on carried interest, which may also negatively affect our ability to attract and retain professionals. The TCJA also includes a provision that limits U.S. tax deductions for certain amounts of publicly traded corporations’ executive compensation expense. We are seeing similar policy discussions in respect of the appropriate treatment of carried interest in many of the international jurisdictions in which we have investment professionals. For example, the UK Office of Tax Simplification is currently undertaking a review of the UK Capital Gains Tax Regime and there is a risk that this review could prompt a change to the ultimate taxation of carried interest by our UK investment professionals. The additional pressures of fiscal deficits created as a result of the COVID-19 pandemic has heightened these risks as international authorities consider ways to increase tax revenues. These types of developments might make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives. In addition, the after-tax income and gain related to our business, our distributions to stockholders and the market price of our shares, all could be reduced.

We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2020, we incurred equity compensation expenses of $105.0 million in connection with grants of restricted stock units. The value of our common stock may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2020, our employees held an aggregate of 8.5 million unvested restricted stock units, which vest over various time periods, generally from six months to four years from the date of grant. All of the shares of common stock held by our founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. For example, in February 2021, we granted 6.6 million strategic restricted stock units to certain senior Carlyle professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, which will increase our equity based compensation expense in the coming years. Additionally, in February 2021, in order to further foster the alignment of our carry participants, in particular our senior investment professionals, with our stockholders, the Compensation Committee adopted a new program pursuant to our Equity Incentive Plan. Under the new program, at Carlyle’s discretion, up to 20% of a carry participant’s realized proceeds over a threshold amount may be paid by issuing fully vested new shares of our common stock. Over the first two years of the program, which we anticipate will commence during the second or third quarter of 2021, up to $100 million in common shares may be issued in lieu of paying carried interest distributions all in cash. This program will not impact our equity based compensation expense. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our stockholders.
We strive to maintain our culture of collaboration and seek to continue to align our interests (and the interests of our employees) with those of our investors. If we do not continue to develop and implement the right processes and tools to maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
Many of our investment funds utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
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

The success of our growth strategy will depend on, among other things:

•our ability to correctly identify and create products that appeal to our investors;
•the diversion of management’s time and attention from our existing businesses;
•management’s ability to spend time developing and integrating the new business and the success of the integration effort;

•our ability to properly manage conflicts of interests;
•our ability to identify and manage risks in new lines of businesses;
•our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

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
In addition to the concerns noted above, the success of a firm acquisition will be affected by, among other things:

•difficulties and costs associated with the integration of operations and systems;
•difficulties integrating the acquired business’s internal controls and procedures into our existing control structure;
•difficulties and costs associated with the assimilation of employees; and
•the risk that a change in ownership will negatively impact the relationship between an acquiree and the investors in its investment vehicles.

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
We intend, to the extent that market conditions warrant, to seek to grow our businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the asset management business and to the extent that we make strategic investments or acquisitions in new geographic markets or businesses, undertake other related strategic initiatives or enter into a new line of business, we may face numerous risks and uncertainties, including risks associated with the following:

•the required investment of capital and other resources;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk
•the diversion of management’s attention from our core businesses;
•assumption of liabilities in any acquired business;
•the disruption of our ongoing business;
•the increasing demands on or issues related to the combination or integration of operational and management systems and controls;
•compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and customs in the numerous global jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;

•a potential increase in investor concentration; and
•the broadening of our geographic footprint, including the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability, litigation, regulatory risk and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.
Our strategic initiatives may include joint ventures, which may subject us to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. There can be no assurances that any joint venture opportunities will be successful.
In November 2019, we signed an agreement for an investment fund advised by us to acquire an additional interest in Fortitude Re and closed on this acquisition in June 2020. We and our fund investors now own 71.5% of Fortitude Holdings (including our previously acquired 19.9% interest in the company). In addition to the risks noted above, if Fortitude Re is unable to successfully operate independently or our management of any real or perceived conflicts of interest that may arise in implementing Fortitude Re’s asset management strategy may adversely impact our investment in the company and our future growth plans for the business and may not allow us to realize the strategic rationale for investing in the company.
Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.
    Congress, the OECD, the European Commission and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, released the Base Erosion and Profit Shifting (“BEPS”) package in October 2015. Individual jurisdictions have begun to introduce domestic legislation implementing certain of the BEPS actions, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, which are potentially relevant to some of our structures and could have an adverse tax impact on us, our funds, investors and/or our portfolio companies. In particular, there remains significant uncertainty as to the continued availability of the protections afforded by double tax treaties and/or EU Directives to mitigate cross boarder frictional taxes and the loss of such protections would lead to increased taxes on income from our investments. This position is likely to remain uncertain for a number of years. In addition, press speculation and heightened focus on the structures commonly used in the private equity industry in general, whether or not valid, may harm our reputation which may ultimately be damaging to our business.
    In addition, in July 2016, the European Council took steps to implement the BEPS Project actions points within EU law through the adoption of the Anti-Tax Avoidance Directive (EU) 2016/1164 (commonly referred to as “ATAD I). On May 29, 2017, the European Council formally amended the ATAD I directive to increase the scope of the hybrid mismatches pillar to also apply to arrangements with third countries outside of the EU (commonly referred to as “ATAD II”). ATAD II came into force in EU Member States on 1 January 2020 (subject to relevant derogations). The rules within ATAD I and II are extensive, complex and could apply to a wide range of scenarios. We are also still waiting for the issuance of guidance from several countries. These rules could have an adverse tax impact on our firm, funds, investors and/or our portfolio companies.
    A new mandatory automatic exchange of information regime has been implemented under Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, a directive under the EU Mandatory Disclosure Rules (“MDR”), took effect from June 25, 2018, and requires ‘intermediaries’ (as defined and which includes advisers), or in some cases taxpayers, to report information to EU tax authorities about cross-border arrangements that contain certain prescribed hallmarks. Under the DAC, certain information will be automatically exchanged among EU tax Member States. This will likely create additional costs and administrative burdens and penalties could be imposed for failure to adequately provide such disclosure in a timely manner.
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

Negotiations are underway at the OECD level to coordinate and recommend Pillar One and Pillar Two as alternatives to various country specific legislation, such as the DST. If country-specific DST were to be adopted, they could impact the value of investments or create additional administrative burdens and costs on the organization. The OECD’s stated goal was to have an agreement by the end of 2020 and this has now been extended to the middle of 2021. The OECD, G20 and its members of the inclusive framework are still working to reach political and technical consensus by this date, for either Pillar separately or combined. Such an agreement would substantially require participating countries to implement national legislation, as well as comprehensive revision of existing bilateral tax treaties.
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

The TCJA included a minimum tax at a current rate of 10.5% on global intangible low taxed income (“GILTI”), which is the income earned by foreign affiliates of US companies from intangible assets. The new Administration proposes to increase such rate on foreign income to 21% and replace the current aggregate approach with a separate calculation for each country, which could result in an increase in US taxable income. In addition, the new Administration may pursue tax policies seeking to limit further the deductibility of interest. Any such tax changes could materially increase the amount of taxes we, our portfolio companies, our investors, or our employees and other key personnel would be required to pay.

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

    Because employees and contractors (and their family and household members) may introduce vulnerabilities in our systems if they are the target of “phishing,” social engineering, bribery, coercion or other attacks through the firm’s email systems, we have implemented a security awareness training program. The objective of this program is to inform Carlyle personnel of their responsibility for information security and includes quarterly online training, live awareness events and phishing simulations.
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
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. A failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, structured credit funds and Investment Solutions segment. For example, Carlyle contracts information system backup and recovery services to a portfolio company. These third-party service providers could also face ongoing cyber security threats and as a result unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.
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
Our global workforce has quickly transitioned to a remote work environment during the pandemic. We depend on our personnel located near Washington, DC, where most of our administrative and operations personnel are centralized, including our treasury, tax, finance, and GTS functions, for the continued operation of our business. However, our global employee base services the needs of our investment funds and investors out of 29 offices around the world. As our business needs evolve, including as part of trends toward remote work, and/or in order to reduce expenses, we may close offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected. Furthermore, a restructuring of our corporate real estate that results in the closure of one or more offices could result in significant charges and other costs incurred by us. For example, we are seeking to consolidate our New York City locations into one office located at One Vanderbilt, of which we took occupancy at the end of 2020. Closures or subleasing of existing office space in the future may result in our operating results being adversely impacted.
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. For example, systematic risks such as a massive and prolonged global failure of Amazon or Microsoft’s cloud services could result in cascading catastrophic systems failures. We may also need to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT professionals, is competitive and we may not be able to grow at the pace we desire.

In addition, we, and our portfolio companies, may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud, business interruption and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums and deductibles for certain insurance policies, particularly D&O and property insurance, have increased substantially and may increase further, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Additionally, the dollar amount of claims and/or the number of claims we experience may also increase at any time, which may have the result of further increasing our costs.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, pandemics, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. Losses related to the COVID-19 pandemic have generally been excluded under most business property insurance properties and business interruption policies and going forward will not be covered under new policies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.

Our portfolio companies also rely on data and processing systems and the secure processing, storage and transmission of information, including highly sensitive financial and medical data. A disruption or compromise of these systems, including from a cyber-attack or cyber-incident, could have a material adverse effect on the value of these businesses. Our investment funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Failure to maintain the security of our information and technology networks, including personally identifiable employee and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers, on our networks and with our third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. For example, in 2020 Carlyle was targeted in an unsuccessful multi-week botnet-sourced password guessing attack. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. For example, we could be the target of wire transfer fraud whereby a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.

We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.

    Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and other mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or third-party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we create registered investment products specifically designed for direct investment by both retail and institutional investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.

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

    In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. We expect a greater level of SEC enforcement activity under the new Administration, and while we have a robust compliance program in place, it is possible this enforcement activity will target practices at which we believe are compliant and which were not targeted by the prior Administration.

    It is generally expected that the SEC’s oversight of global investment firms will continue to focus on concerns related to transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest, which could impact Carlyle in various ways.  For example, our private equity funds frequently engage operating executives and senior advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company management. Operating executives and senior advisors generally are third parties, are not considered Carlyle employees and typically are engaged by us pursuant to consulting agreements, and the investors in our private equity funds may bear the cost of the operating executive or senior advisor compensation, as permitted under the relevant fund legal documents. In some cases, an operating executive or senior advisor may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive or senior advisor directly (meaning that investors in our private equity funds may indirectly bear the cost of the operating executive’s or senior advisor’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of our operating executives and senior advisors, the SEC staff may disagree.

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
We regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act, the Commodity Exchange Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC.
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
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. For example, we have a number of closed-end investment companies in our Global Credit segment including ones that are regulated as business development companies under the Investment Company Act. These investment companies are subject to inspection by the SEC and to the Investment Company Act and the rules thereunder, which, among other things impose regulatory restrictions on principal transactions between, and joint transactions among, the investment company and certain of its affiliates, including its investment adviser. Certain of these investment companies are subject to additional securities law requirements due to their status as a publicly-traded issuer, as well as the listing standards of the applicable national securities exchange. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations.
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
    Laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the Foreign Corrupt Practices Act (“FCPA”), OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, especially as non-U.S. regulators increase their enforcement activities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

It is unclear what impact the United Kingdom’s exit from the European Union will have on the Company or the fund portfolio companies.
The United Kingdom (the “UK”) held a referendum in June 2016 on whether to remain a member state of the EU, in which a majority of voters voted to leave the EU. The UK formally notified the European Council of its intention to leave the EU on March 29, 2017. The UK officially left the EU on January 31, 2020, and a transition period of 11 months commenced on this date to allow for the negotiation of a new trade agreement. This transition period ended on December 31, 2020. Various EU laws have been adopted into domestic UK legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The UK and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK Parliament on December 30, 2020. Due to the TCA only being agreed shortly before the end of the transition period, it will apply on a provisional basis in the EU until it is formally ratified by the European Parliament. The TCA covers, for example, measures to preserve tariff-free trade in goods and the ability of UK nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the UK and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK-based firms under equivalence arrangements. The European Commission has indicated that its assessment of the UK’s replies to its equivalence enquiries remains ongoing and, at this stage, there is no certainty as to when such assessments will be concluded or whether the UK will be deemed equivalent in some or all of the individual assessments.
While the TCA provides clarity in some areas, the impact of the UK’s withdrawal from the EU (“Brexit”) on our business operations in the UK and the EU, and on the private investment funds industry and global financial markets more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EU will grant reciprocal access to UK firms in the financial services sector. As a new agreement, the implications and operation of the TCA may also evolve during the remainder of 2021, and potentially beyond that date.
Uncertainty about the way in which these and other complex issues will be resolved could adversely affect the Company, its investment funds and portfolio companies (especially if its investment funds include, or expose them to, businesses that depend on access to the single market, the customs union, or whose value is affected adversely by the UK’s future relationship with the EU). The size and importance of the UK’s economy, coupled with uncertainty or unpredictability about the precise nature of its future legal, political and economic relationship with the EU following the implementation of the TCA (and any subsequent discussions between the UK and EU in respect of matters not within its scope) may continue to cause instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, Brexit could have a destabilizing effect if any other member states were to consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for the Company, its investment funds and fund portfolio companies.
The Company set up a Brexit Contingency Planning Committee (the “Brexit Committee”) in September 2016 to conduct a risk review and track key political and business-related developments related to Brexit. On taxation, the Brexit Committee has considered, amongst other things, the availability of EU tax directives to our UK-based entities in the post-Brexit landscape and the impact that loss of such directives may have on the structure of our investment funds and portfolio investments. We are also engaging in regular and continuing dialogue with UK tax authorities (HMRC) and Treasury in respect of the tax framework that may apply between the UK and EU post Brexit and the impact of such framework on our business. The Brexit Committee continuously monitors the activities of those portfolio companies which could be impacted by Brexit,” including considering the impact on debt restructuring and capital raising plans. The Brexit Committee coordinates engagement with portfolio company management to address identified issues.
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
The Volcker Rule, as amended by the Reform Act, generally prohibits any “banking entity” (broadly defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring, acquiring or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the Financial Stability Oversight Council (“FSOC”) and subject to supervision by the Federal Reserve, although such entities are not expressly prohibited from sponsoring or investing in such funds. In July 2019, U.S. federal regulatory agencies adopted amendments to the Volcker Rule regulations to implement the Volcker Rule amendments included in the Reform Act, and also in 2019 such U.S. federal regulatory agencies adopted certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The Covered Fund Amendments, the Reform Act and such regulatory developments and various other proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. In August 2017, FINRA’s “pay to play” regulations went into effect. These FINRA rules effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act became law, which modified automatic additional regulatory compliance issues for financial entities that were deemed “Systemically Important Financial Institutions” (SIFI) from $50 billion AUM to $250 billion AUM. There is legislative risk under the new Administration that such designation will revert back to $50 billion and expand its application to include private equity asset management firms.

In July 2019, proposed legislation was introduced into the U.S. Congress which contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to garner enough support from the current Democratic-controlled Administration and U.S. Congress and become law, it would adversely affect us, our portfolio companies and our investors.

Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us, specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The short-term and long-term impact of the Basel capital standards is uncertain.
In June 2011, the Basel Committee on Banking Supervision (“Basel Committee”), an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. The Basel III standards were revised in 2017 as part of a package of reforms referred to as “Basel IV” by the banking industry. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement Basel III for U.S. banking organizations.

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

    New prudential regimes for EU and UK investment firms. On December 5, 2019, a new EU legislative package replacing the existing prudential framework for EU investment firms was published in the Official Journal of the European Union, which is due to take effect on June 26, 2021. The legislation consists of the Investment Firm Regulation and the Investment Firm Directive (together “IFR/IFD”). IFR/IFD will substantially increase regulatory capital requirements for certain investment firms and impose more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things). Depending upon how member states implement IFR/IFD, these rules or certain aspects of them may also apply to AIFMs that have been licensed to provide investment services via a “top-up” MiFID permission, such as AlpInvest. The UK has confirmed that it will be implementing its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which was initially expected to go into effect in June 2021 but has been delayed until January 1, 2022. The IFPR will apply to our subsidiaries that are UK investment firms, namely CECP Advisors LLP and CELF Advisors LLP.

    AIFMD. The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”). The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The UK implemented AIFMD while it was still a member of the EU and therefore similar requirements therefore continue to apply in the UK notwithstanding Brexit. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Additionally, in 2017, one of our subsidiaries, Carlyle Real Estate SGR S.p.A was registered as an AIFM in Italy and in 2018, one of our subsidiaries, CIM Europe, obtained authorization as an AIFM in Luxembourg. The European Commission is currently reviewing the AIFMD and launched a public consultation in October 2020 (which closed on January 29, 2021) on potential improvements to this regulatory framework (commonly referred to as “AIFMD II”). The consultation touches on the areas of investor protection in relation to client classification, the possibility of a depository passport, mandatory disclosures under the AIFMD and rules relating to conflicts of interest and valuation as well as the use of liquidity risk management tools, possible enhancements to Annex IV reporting and loan originating AIFs. At this time, it is difficult to predict the final form of the recast AIFMD II and its impact on our business.
Given the significance of this review process as well as its potential impact on the European fund industry framework, we will need to consider the potential impact of AIFMD II on our business, particularly with regard to delegation of certain AIFM duties to third-countries that may affect both operating models of CIM Europe and AlpInvest, extension of the directive to third country firms and a push towards harmonization of the Collective Investment in Transferable Securities (“UCITS”) and

AIFMD frameworks. AIFMD II has the potential to limit market access for our non-EU funds. Further, compliance with AIFMD II may, amongst other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. It is not yet clear to what extent (if any) the UK would reflect AIFMD II in its domestic rules.
    Anti-Money Laundering. During 2020, two new Anti-Money Laundering (AML) Directives came into force; the fifth AML EU Directive (AMLD5) and the sixth AML EU Directive (AMLD6). The changes under AMLD5 include: new more stringent customer due diligence measures and requirements to report discrepancies between information held and the Companies House register and to conduct risk assessments prior to the launch or use of new products, and business practices. AMLD5 will add complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons, including partnership entities.
    Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) is a new framework for European securitizations which came into effect on January 1, 2019. There is a risk that a non-EU AIFM that markets funds in the EU which invest in securitization positions could be within scope of certain requirements under the Securitization Regulation. To the extent a non-EU AIFM is within the scope of the Securitization Regulation, it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. If our non-EU AIFMs fall within the scope of the Securitization Regulation, it could affect the asset values of certain of our funds, force divestment of certain assets at depressed prices, and increase the operating cost of our CLOs. The UK has adopted the Securitization Regulation and therefore similar requirements continue to apply in the UK notwithstanding Brexit.

    Sustainable Finance. In March 2018, the European Commission adopted an action plan on financing sustainable growth. The action plan is, among other things, designed to define and reorient investment toward sustainability and a number of legislative initiatives are underway. In particular:
•On December 9, 2019, a new regulation (Regulation (EU) 2019/2088) on sustainability-related disclosures in the financial sector was published in the Official Journal of the European Union (the “Sustainable Finance Disclosure Regulation” or “SFDR”). The majority of its provisions will apply from March 10, 2021. The Sustainable Finance Disclosure Regulation aims to address information asymmetries between investors and those acting for them in relation to the environmental and social characteristics of investments and the sustainability risks and impact involved. It introduces mandatory sustainability-related transparency and disclosure requirements for, among others, MiFID investment firms providing investment advisory or portfolio management services, and AIFMs.
•In June 2020, a new EU regulation establishing a general framework for determining which economic activities qualify as “environmentally sustainable” was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation introduces certain mandatory disclosure requirements (which supplement those set out in SFDR) for financial products which have an environmentally sustainable investment objective or which promote environmental characteristics. The Taxonomy Regulation is due to take effect starting in January 2022 and is expected to impact Carlyle AIFMs in the EEA and certain AIFMs outside of the EEA (“Non-EEA AIFMs”) where they market funds in the EEA under the National Private Placement Regime (“NPPR”).
Much of the detail around the various EU sustainable finance initiatives is yet to be agreed and has been further delayed by the COVID-19 pandemic so it is not possible at this stage to fully assess how our business will be affected. Certain ESG-related initiatives being considered could require an AIFM to quantify sustainability risks and integrate principal adverse impacts in such quantification, as well as in their investment decision making processes, alongside the interests and preferences of investors. There is a risk that a large amount of additional data may need to be collected and disclosed pursuant to these ESG regulations, which could materially increase the compliance burden and costs for our operations.
While the UK is not expected to implement equivalent legislative initiatives, it has signaled an intention to introduce a new legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for UK firms. This framework is still in development and will be subject to a phased implementation, meaning it is not expected to begin to apply to the asset management sector until 2022 at the earliest. It is unclear at this stage what impact this new regime will have on our business.
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
Hong Kong Security Law. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively affect the Company, our investment funds and/or portfolio companies. The National Security Law has been condemned by the United States, the United Kingdom and several EU countries. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which the Company, our investment funds and portfolio companies or any of their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect the financial performance of the Company and our investments, or could have a significant impact on the industries in which the Company participates, and may adversely affect the operations of the Company, its investment funds and portfolio companies, including the retention of investment and other key professionals located in Hong Kong.
    Chinese Regulations. In August 2014, China Securities Regulatory Commission (“CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). The CSRC Regulations adopt a very broad definition of private investment funds, potentially including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations and authorizations, the CSRC has become the principal regulator of private equity funds in China. CSRC has designated that the Asset Management Association of China (“AMAC”), an industry body, with responsibility to introduce and promote regulations towards a degree of self-regulation across private equity funds in China. In recent years, regulations, directives and guidelines from AMAC have continued to regulate private investment funds incorporated in China. For example, during the course of 2016, AMAC issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February, 2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February, 2016), “Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised Funds” (February, 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April, 2016), “Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April, 2016), “Administrative Measures for Private Investment Fund Services” (March, 2017), and “Implementing Guidelines on the Administration of Investor Suitability for Fund Raising Institutions” (July 2017), in addition to the regulations and directives from SCRS and AMAC. If a private capital fund wishes to accept capital contributions from a PRC governmental body or authority then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of National Development and Reform Commission (“NDRC”). In accordance with the NDRC’s regulations on governmental fund of funds’ participation in equity investment funds, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, risk control and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to NDRC (in addition to any reporting or filing obligations to CSRC, AMAC, or others). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds, especially given the differing nature of certain obligations to multiple regulatory bodies, imposing extensive disclosure obligations on RMB-denominated investment funds and their associated portfolio companies, and disadvantaging our investment funds as bidders, imposing significant capital requirements on managers of RMB denominated investment funds, imposing numerous registrations and ongoing filings by private investment fund managers in China with multiple government authorities.

Data Privacy. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Carlyle and our portfolio companies collect personally identifiable information (“PII”) and other sensitive and confidential data as an integral part of our business processes and activities. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. laws such as the California Consumer Privacy Act (the

“CCPA”), which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity.

Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where Carlyle and our portfolio companies conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. For example, the GDPR in Europe, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.

The UK has adopted the GDPR and similar requirements continue to apply in the UK notwithstanding Brexit. As a result of Brexit, however, the UK is now a third country for the purposes of the GDPR regulation. This regulation provides for a transitional period during which transfers of personal data from the EU to the UK will not be considered as transfers to a third country under EU GDPR. If this transitional period ends without the European Commission adoption of an adequacy decision in relation to the UK, transfers of personal data from the EU to the UK will be subject to additional requirements under the EU GDPR rules on exporting data outside the EU, which may involve an increased compliance burden. Transfers of personal data from the UK to the EU will continue to be permitted under UK GDPR without the need for compliance with additional data export requirements. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business.

While Carlyle has taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, and increased enforcement action. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase.

    Other Similar Measures. Our investment businesses are subject to the risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.
See “—Risks Related to Our Business Operations —Our investment funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “Part I. Item 1. Business — Regulatory and Compliance Matters” for more information.
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

•potential compliance with certain commodities interest position limits or position accountability rules;

•administrative requirements, including recordkeeping, confirmation of transactions and reconciliation of trade data; and
•mandatory central clearing and collateral requirements. Our business may incur increased ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations across platforms and complying with the various reporting and record-keeping requirements.

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
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR which may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

On November 30, 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate a new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. We are carefully evaluating our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our latest generation of CLOs, we have been incorporating provisions to address the transition from LIBOR, however certain older CLOs have not yet come up for amendment or refinancing, and as such may not currently contain clear LIBOR transition procedures. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
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
Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Carlyle has recovered significant amounts of insurance proceeds in recent years. As a general matter, we expect that the cost of insurance will increase significantly, and we do not believe we will recover the same amount of insurance proceeds as we have in prior years.
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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that our employees or advisors could engage in misconduct or fraud that adversely affects our business. Misconduct or fraud by employees, advisors or other third-party service providers could cause significant losses. Employee misconduct or fraud could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or engaging in inappropriate or unlawful behavior or actions directed towards other employees. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. In the current remote work environment we may have less of an ability to supervise our employees, which could expose us to an enhanced risk of misconduct or fraud.

Our ability to attract and retain investors and to pursue investment opportunities for our investment funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. Because of our diverse business and the regulatory regimes under which we operate, we are subject to a number of obligations and standards (and related policies and procedures) arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards (and related policies and procedures) by any of our employees would adversely affect us and our investment funds and investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event. See “—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” In addition, in certain jurisdictions, we may be liable for certain social media statements made by our employees. For example, any statements an employee makes online in a personal capacity (whether or not such employee identifies online as an employee of the Company) could still be attributed to Carlyle under certain regulations. Expressing personal views in a way that implies corporate endorsement could create misunderstandings and have adverse consequences for us and our employees.

Our business often requires that we deal with confidential matters of great significance to companies in which our investment funds may invest. If our employees, advisors or other third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct or fraud, including financial fraud, the misappropriation of funds of our business or our investment funds or inappropriate or unlawful behavior or actions directed toward other employees, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or fraud or were to be accused of such misconduct or fraud, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.
In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. In our CLOs, defaults or downgrades of the CLOs’ underlying collateral obligations could cause failures of certain overcollateralization tests and the potential for insufficient funds to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. See “—Our CLO business and investment into CLOs involves certain risks.”
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
In 2019, we exceeded our goal of raising approximately $100 billion in new capital commitments. Notwithstanding the pandemic and volatile economy, we raised $27.5 billion in new capital commitments in 2020 led by our Global Credit and Investment Solutions funds. Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds, there can be no assurance that this historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and funds of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors’ ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. We are working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. Certain investors have also implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources, and which could have a negative impact on our ability to exit certain of our energy investments, or our ability to invest capital in our conventional energy funds. Funds focused on investing in carbon-based energy (“Carbon Energy Funds”) remain a significant part of our business (8% of total AUM) so the persistence of weakened market fundamentals in the energy sector could translate into future performance below investor expectations which, together with negative sentiments around carbon energy funds, could result in less investor demand for these funds in the future. Our total AUM in Carbon Energy Funds has already decreased from $23 billion in 2015 to $20 billion in 2020 and is expected to further decline in the future as Carlyle has determined not to raise a successor fund to Carlyle Energy Mezzanine Opportunities Fund II or Carlyle Power Partners II. Carlyle’s future investments in carbon-based energy are expected to be made primarily through NGP in the United States and Carlyle International Energy Partners outside the United States. If we were unable to raise the next generation of our energy related funds, at the same levels or at all, our fee paying AUM and future management fees could be adversely impacted. This could increase our cost of raising capital at the scale we have historically achieved. Our investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2020, we continue to believe that our investment in NGP is not impaired.
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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our latest generation U.S., Europe and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. In particular, if our fund investors do not continue to agree that we are permitted to retain fees we derive from capital markets transactions involving our portfolio companies, the ability of our GCM group to produce fee revenue could be significantly hindered. Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “—The alternative asset management business is intensely competitive.”
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
Moreover, with respect to the historical returns of our investment funds:

•we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns than our existing or previous funds;

•the performance of our carry funds reflects our valuation of the unrealized investments held in those funds using assumptions that we believe are reasonable under the circumstances, but the actual realized return on these investments will depend on, among other factors, future operating results and the value of assets and market conditions at the time of disposition all of which may differ from the assumptions on which the valuations in our historical returns are based, which may adversely affect the ultimate value realized from those unrealized investments;

•in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds, high liquidity in debt markets and strong equity markets, and the increased competition for investments may reduce our returns in the future;

•the rates of returns of some of our funds in certain years have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

•our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may not repeat themselves;

•our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past;

•newly-established funds may generate lower returns during the period that they take to deploy their capital.
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
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Global Private Equity businesses. As the COVID-19 crisis began, in an effort to ensure adequate liquidity for an unknown period of time and avoid potential future disruptions in normal financial market function, many of our portfolio companies drew down available lines of credit in excess of typical utilization. These precautionary efforts ensured availability of working capital and avoided unnecessary business disruption. Certain of these portfolio companies may retain this capital for an extended period and therefore, the leverage at these portfolio companies will increase.

An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, the interest payments on the indebtedness used to finance our carry funds’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. The availability of interest deductions for U.S. federal income tax purposes, however, is limited under rules imposed by the TCJA which apply complex limitations on the deductibility of net business interest expense over 30% of a taxpayer’s taxable income of such business (with adjustments for certain interest and taxes, and for taxable years before 2022, depreciation and amortization). The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and is part of U.S. legislation intended to address the impact of the COVID-19 pandemic. The CARES Act includes provisions that modify the limitation on business interest rules imposed by the TCJA for tax years beginning in 2019 and 2020, increasing the limitation from 30% to 50% and providing special rules for partnerships to temporarily increase business interest deductibility.
These rules, as well as any future changes in such tax law or policy to eliminate or substantially limit these income tax deductions, as have been discussed from time to time in various other jurisdictions, could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. On October 5, 2015, the OECD published additional papers under the BEPS initiative. In action 4, the OECD recommended that countries adopt a limitation on excessive deductions under a fixed ratio rule and supplemented by a worldwide group ratio and certain targeted rules as needed. Many countries have adopted legislation limiting the amount of interest expense which will be deductible, which may impact the cash flow and value of our investments and ultimate profitability. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
Investments in highly leveraged entities are also inherently more sensitive to declines in revenue, increases in expenses and interest rates and adverse economic, market and industry developments. Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:

•subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;

•allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;

•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. Similarly, the leveraged nature of the investments of our real assets funds increases the risk that a decline in the fair value of the underlying real estate or tangible assets will result in their abandonment or foreclosure.
When our private equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may suffer materially if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our Global Private Equity funds’ portfolio investments came due, these funds could be materially and adversely affected.
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
Additionally, developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

•a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;

•some of our funds may not perform as well as competitors’ funds or other available investment products;

•several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•some of these competitors (including strategic competitors) may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for our funds with respect to investment opportunities;

•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

•some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than us;

•some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;

•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

•our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•our competitors have instituted or may institute low cost high speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence;

•there are relatively few barriers to entry impeding the formation of new investment firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition;

•some investors may prefer to pursue investments directly instead of investing through one of our funds;

•some investors may prefer to invest with an asset manager that is not publicly traded or is smaller with only one or two investment products that it manages; and

•other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.
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
In addition, the global outbreak of COVID-19 may impact our ability to conduct due diligence on investment opportunities in the normal manner. More specifically, during fiscal 2020, travel restrictions negatively affected our ability to have in person meetings with potential target company personnel, customers, vendors and other service providers and such restrictions are likely to continue during fiscal 2021. Similarly, lower business confidence and generally higher levels of uncertainty as a result of the COVID-19 outbreak has made it more difficult to assess target company valuations and delayed our ability to complete due diligence on attractive businesses or assets that we identify, and may continue to do so in the future.

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
Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity funds involve a number of significant risks inherent to private equity investing, including the following:

•we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation, such as the telecommunications industry, the aerospace, defense and government services industry and the healthcare industry (including companies that supply equipment and services to governmental agencies), that may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

•significant failures of our portfolio companies to comply with laws and regulations applicable to them may expose us to liabilities, fines or penalties, could affect the ability of our funds to invest in other companies in certain industries in the future and could harm our reputation;

•companies in which private equity investments are made may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

•companies in which private equity investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects and the investment made;

•companies in which private equity investments are made may be businesses or divisions acquired from larger operating entities which may require a rebuilding or replacement of financial reporting, information technology, back office and other operations;

•companies in which private equity investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•companies in which private equity investments are made generally have less predictable operating results;

•instances of fraud, corruption and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies and, upon the discovery of such fraud, negatively affect the valuation of a fund’s investments as well as contribute to overall market volatility that can negatively impact a fund’s investment program;

•our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

•our funds generally establish the capital structure of portfolio companies on the basis of the financial projections based primarily on management judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds’ performance to fall short of our expectations;

•under ERISA, a “trade or business” within a “controlled group” can be liable for the ERISA Title IV pension obligations (including withdrawal liability for union multiemployer plans) of any other member of the controlled group. This “controlled group” liability represents one of the few situations in which one entity’s liability can be imposed upon another simply because the entities are united by common ownership, but in order for such joint and several liability to be imposed, two tests must be satisfied: (1) the entity on which such liability is to be imposed must be a “trade or business” and (2) a “controlled group” relationship must exist among such entity and the pension plan sponsor or the contributing employer. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, at least one federal Circuit Court case has concluded that an investment fund could be a “trade or business” for ERISA purposes (and, consequently, could be liable for underfunded pension liabilities of an insolvent portfolio company) based upon a number of factors present in that case, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the Circuit Court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment, and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether or not an investment fund is determined to be a trade or business for purposes of ERISA, a court might hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above; and

•executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which a private equity investment is made or is being made.
Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
    Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:

•those associated with the burdens of ownership of real property;
•general and local economic conditions;
•changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding);
•fluctuations in the average occupancy and room rates for hotel and student housing properties;
•the financial resources of tenants;
•changes in building, environmental and other laws;
•failure to obtain necessary approvals and/or permits;
•energy and supply shortages;
•various uninsured or uninsurable risks;
•natural disasters;
•changes in government regulations (such as rent control);
•changes in real property tax rates and operating expenses;
•changes in interest rates;
•the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•inability to meet debt obligations
•negative developments in the economy that depress travel and leasing activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects;
•terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners.

    With regards to potential environmental liabilities, ownership of real assets in our investment funds or vehicles may increase our risk of liability under laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. For example, the new Administration announced several initiatives and have proposed new regulations focused on the climate crisis which could impact our real estate assets in various ways that were not considered at the time of investment. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
In addition to real property assets, our real estate funds may also invest in real estate related operating companies such as logistics hubs and data centers. These investments are similar to the portfolio investments made by our buyout and growth funds and are subject to similar risks and uncertainties as apply to those operating companies. See “—The investments of our private equity funds are subject to a number of inherent risks.”
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
    When our investment funds invest in assets denominated in currencies that differ from the functional currency of the relevant fund, fluctuations in currency rates could impact the performance of the investment funds. For example, Carlyle sponsors U.S. dollar-denominated funds that invest in assets denominated in foreign currencies such as our buyout and growth funds in Asia and South America. In the event that the U.S. dollar appreciates, the market value of the investments in these funds will decline even if the underlying investments perform well in local currency. In addition, our buyout and growth funds in Europe are Euro-denominated and may have investments denominated in U.S. Dollar, British Pound, or other currencies. In the event the Euro appreciates, the market value of investments in these funds would decline even if the underlying investments perform well in local currency.

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
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia and Latin America. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2020, approximately 37% of the cumulative capital invested by our Global Private Equity and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

•certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments;
•the imposition of non-U.S. taxes on gains from the sale of investments or other distributions by our funds;
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;
•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;
•limitations on the deductibility of interest for income tax purposes in certain jurisdictions;
•differences in the legal and regulatory environment or enhanced legal and regulatory compliance;
•limitations on borrowings to be used to fund acquisitions or dividends;
•political hostility to investments by foreign or private equity investors, including increased risk of government expropriation;
•less liquid markets;
•reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;
•adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•higher rates of inflation;
•higher transaction costs;
•less government supervision of exchanges, brokers and issuers;
•less developed bankruptcy, limited liability company, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact us or an unrelated fund or portfolio company);
•difficulty in enforcing contractual obligations;

•less stringent requirements relating to fiduciary duties;
•fewer investor protections and less publicly available information in respect of companies in non-U.S. markets; and
•greater price volatility.
For example, the imposition of a new national security law has increased overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations).
We operate in numerous national and subnational jurisdictions throughout the world and are subject to complex taxation requirements that could result in the imposition of taxes in excess of any amounts that are reserved as a cash or financial statement matter for such purposes. In addition, the portfolio companies of our investment funds are typically subject to taxation in the jurisdictions in which they operate. It is possible that a taxing authority could take a contrary view of our tax position or there could be changes in law subsequent to the date of an investment in a particular portfolio company that will adversely affect returns from that investment, or adversely affect any prospective investments in a particular jurisdiction, for example as a result of new legislation in any such local jurisdiction affecting the deductibility of interest or other expenses related to acquisition financing.
In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region and other factors in developing our business response. Among other actions, we may seek to enhance the management team or fund additional capital from our investment funds, our senior Carlyle professionals and/or us. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Common Stock—The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.”
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
If, at the end of any of the life of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2020, we had accrued a giveback obligation of $18.7 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date, and of which approximately $8.1 million is attributable to the Company. The remaining obligations are related to amounts previously distributed to our senior Carlyle professionals, the majority of which relates to the accrued giveback obligation from the Legacy Energy Funds.
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
If, as of December 31, 2020, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $0.5 billion, on an after-tax basis where applicable. Since inception, we have realized $216.1 million in aggregate giveback obligations, which were funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. This amount is net of $44.7 million related to second Asia buyout fund accruing carry again after payment of a full after-tax clawback in 2016. Of the $216.1 million in aggregate giveback obligations realized inception to date, $55.6 million was attributable to the Company. See “Part 1. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Investment Income.”
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2020, approximately $10.6 million of our $18.7 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and “Part 1. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
Our investment funds often make preferred and common equity investments that rank junior to preferred equity and debt in a company’s capital structure.
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
The governing agreements of almost all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, our investment vehicles that are structured as “funds of one”, or separately managed accounts, have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. These actions would result in a reduction in management fees we would earn from such investment funds, vehicles, or accounts, and could result in a significant reduction in the expected amounts of total carried interest and incentive fees from those investment funds, vehicles, or accounts. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable investment funds, vehicles, or accounts would cease to exist after completion of liquidation and winding-up.
In addition, the governing agreements of certain of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. While we believe that our investment professionals have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of our funds. In addition to having a significant negative impact on our revenue, earnings and cash flow, the occurrence of a key person event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including co-investment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different funds may invest in a single company, for example where the fund that made an initial investment no longer has capital available to invest or a follow-on opportunity arises. We may also cause different funds that we manage to purchase different classes of debt or securities in the same portfolio company. For example, one of our funds could acquire a debt security or bank loan issued by the same company in which one of our buyout funds owns common equity securities or several of our funds could be invested in different tranches of a company’s debt. A direct conflict of interest could arise between and among the debt holders and the equity holders if such a portfolio company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. It is also possible that in the event the company goes through a bankruptcy proceeding, the interests of the fund holding the debt securities or loans may be subordinated, recharacterized or otherwise adversely affected by virtue of the involvement and actions of the fund holding the equity in the portfolio company. In such a case, the debt security or loan could be converted into equity and the prospects of repayment greatly diminished. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our investment funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. Due to recent changes in the tax treatment of carried interest under the TCJA, conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to the sequence and timing of disposals of investments in such funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.
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
During 2020, we earned approximately $116 million in management fees from our CLOs, prior to the effects of consolidation, of which approximately 70% are in the form of subordinated fees. The subordinated fees we generate from our CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either (x) pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or (y) purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. For example, in the early stages of the COVID-19 pandemic, ratings agencies downgraded certain underlying collateral obligations in our CLOs. As a result, we did not recognize approximately $7.0 million of subordinated management fees from our CLOs in the first and second quarters of 2020, but recognized such amounts in the third quarter due to improvement in the underlying CLO portfolios.
Underwriting, syndicating and securities placement activities expose us to risks.
     TCG Capital Markets may act as an underwriter, syndicator or placement agent for security offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator or placement agent in loan originations. If we are unable to sell securities or place loans at the anticipated price levels where we act as an underwriter, syndicator or placement agent, we may incur losses and suffer reputational harm.
As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place. In certain situations, we may have liabilities arising from transactions in which our investment fund may participate as a purchase or a seller of securities, which could constitute a conflict of interest or subject us to damages or reputational harm.
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
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia and Japan; and we advise funds that invest in a single industry sector, such as financial services, aviation, and power. During periods of difficult market conditions, slowdowns, or increased borrower defaults in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.
Our energy business is involved in oil and gas investments (i.e, exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services and other opportunistic investments), which involves a high degree of risk.
Our energy teams focus on investments in businesses involved in oil and gas production, development and exploration, which can be a speculative business involving a high degree of risk, including:
•the use of new technologies;
•reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data for each reservoir;
•encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks; and
•the volatility of oil and natural gas prices and its impact on the demand for oil and gas products and services; and
•potential contributions to anthropogenic climate change.
Oil, gas and product prices are subject to international supply and demand dynamics, and, as a consequence, related margins can be volatile. In 2020, demand was negatively affected by the ongoing COVID-19 pandemic, which triggered unprecedented global and local travel restrictions as well as regional and nationwide quarantines; this continues today. At the same time, supply was affected by the inability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to crude production curtailments in the first half of 2020. Together, these phenomena resulted in a large drop in crude oil prices, lower gas prices, and lower refining margins, which continue to be affected by a high level of volatility. The resultant supply surplus has triggered accumulation of substantial inventories of crude oil and refined products, which are expected to continue to impact energy market fundamentals in the near to medium term. Political developments, increased supply from new crude oil, gas and alternative low carbon energy sources, technological change, global macroeconomic conditions, public health risks and changes in the influence of OPEC may continue to impact commodity prices going forward and the financial performance of some of our investments. Our investments that are exposed to energy prices, either are consumers or producers of energy, and their financial performance has been, and is likely to continue to be, affected by the continued volatility in energy prices. To the extent that current conditions persist or worsen, there may be adverse impacts on the financial performance of the affected businesses, on the availability of financing or credit to them as well as their asset prices and valuations.

    After falling in the first half of 2020, oil prices partially rebounded in the latter half of the year, although they remained more than 20% below their levels at the end of 2019. Oil prices tend to experience significant volatility in response to macroeconomic trends, trade developments, geopolitical events, and data on inventories, global demand, future supply, and U.S. dollar strength. Oil’s partial recovery to date is largely attributable to vaccine optimism, continued OPEC+ production cuts and a softer U.S. dollar.  Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, appreciation or depreciation of the U.S. dollar, the price and availability of alternative fuels, political conditions in the Middle East and Africa, actions of the Organization of Petroleum Exporting Countries, the non-U.S. supply of oil and natural gas, U.S. and global inventories, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. In the event that oil prices decline sharply in the future, or fail to sustain upward price momentum, it is possible our portfolio could be adversely impacted.

The new Administration has made climate change a key focus of its international and domestic policy agenda. It has recently announced a moratorium on new leases on federal lands as well as an executive order aimed at aligning financial flows with its climate policy aimed at lowering greenhouse gas emissions. The executive order, “Tackling Climate Crisis at Home and Abroad”, issued on January 27, 2021, includes several policy changes to address climate issues. The goal to conserve 30% of federal lands and waters by 2030 could pose tangential future risks to the operations and profitability of our portfolio companies in certain industries if they result in higher energy or other prices.

On January 25, 2021, the new Administration issued an executive order, “Ensuring the Future Is Made in All of America by All of America’s Workers” which has the potential to impact federal contractors and certain grant and loan recipients and their contractors. While the only immediate impact of the order is the creation of a “Made in America” Office within the Office of Management and Budget (OMB) to review federal agency waiver requests, the longer term impact of potential changes to the Federal Acquisition Regulation (FAR) and statutory exemptions for commercial item information technology and trade agreements and the change in waiver procedures requirements for certain grant and loan programs could impact certain investments.
Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments may be subject to a greater risk of poor performance or loss.
Certain of our investment funds, especially our distressed funds, may invest in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company.
Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. During both the global financial crisis and the 2020 COVID-19 crisis, we have experienced significant fluctuations in the fair value of securities held by our funds. The concomitant recession and recovery in the real economy subsequent to both the global financial crisis and COVID-19 crisis also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy appears to have exited the recession induced by the COVID-19 pandemic, the current level of activity remains below its prior peak and many obstacles to continued growth remain, such as a spike in new coronavirus infections, a slow vaccine rollout, geopolitical events, vulnerable credit markets, high levels of public debt, slowing population growth and economic stress outside the U.S. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that global GDP would quickly return to its pre-crisis trend. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. While the U.S. dollar has weakened substantially since peaking in March, a rebound in its strength could also depress the profits of domestic companies with significant foreign revenues, pressure oil prices, and increase default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (EMEs). An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these exogenous factors, such as the COVID-19 pandemic. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments.

The financial projections of our portfolio companies could prove inaccurate.

Our funds generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause us to misstate the values of our fund’s investments and therefore our accrued performance allocations, and ultimately cause our funds’ performance to fall short of our expectations.

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

The consolidation and elimination of counterparties may increase our concentration of counterparty risk and decrease the number of potential counterparties. Our carry funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of our funds as collateral, we and our funds may not be able to recover equivalent assets in full as we and our funds will rank among the counterparty’s unsecured creditors. In addition, our and our funds’ cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and we and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover our or our investment funds’ assets could have a material impact on us or on the performance of our funds.

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
Our natural resource portfolio companies may also face construction and operational risks typical for energy, infrastructure and power generation infrastructure businesses, including, without limitation:

•labor disputes, work stoppages or shortages of skilled labor;
•shortages of fuels or materials;
•slower than projected construction progress and the unavailability or late delivery of necessary equipment;
•delays caused by or in obtaining the necessary regulatory approvals or permits;
•adverse weather conditions and unexpected construction conditions;
•accidents or the breakdown or failure of equipment or processes;
•difficulties in obtaining suitable or sufficient financing; and

•force majeure or catastrophic events such as explosions, fires and terrorist activities and other similar events beyond our control.
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
We invest in companies that produce hydrocarbons. Due to concerns over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could be costly, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations or policies may also increase compliance costs for our portfolio companies, such as for monitoring or sequestering emissions. Additionally, such requirements could have a negative impact on our ability to obtain suitable or sufficient financing, exit certain of our energy investments or adversely affect the expected returns of new investment opportunities.
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

    On June 2, 2020, Carlyle FRL, L.P., an affiliated investment fund (“Carlyle FRL”), acquired a 51.6% interest in Fortitude Holdings. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Re. At closing, we contributed our 19.9% interest in Fortitude Holdings to Carlyle FRL such that Carlyle FRL holds a 71.5% controlling interest in Fortitude Holdings. The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, permissible investments and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.

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

Our relationship with Fortitude Holdings may not generate a meaningful contribution to our revenue and our ownership and control of Fortitude Holdings could give rise to real or apparent conflicts of interest.
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude Re, as described in “Strategic Investment in Fortitude Re (f/k/a. DSA Re)” in “Part II. Item 8 Note 5–Investments,” we may not be successful in doing so. Pursuant to investment management agreements we have entered into with Fortitude Re and certain AIG-affiliated ceding companies it has reinsured (the “AIG Ceding Companies”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts that Fortitude Re and the AIG Ceding Companies invest in. Through its subsidiaries, the Company managed or advised $4.7 billion of capital attributable to investments made under these investment management agreements, as of December 31, 2020.
Our investment management agreements with Fortitude Re and the AIG Ceding Companies are terminable under certain circumstances. If such investment management agreements were terminated, it could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that the benefit we receive from Fortitude Re will not decline due to a disruption or decline in Fortitude Re’s business or a change in our relationship with Fortitude Re, including our investment income from our indirect interest in Fortitude Holdings and/or investment management agreements with Fortitude Re and the AIG Ceding Companies. We may be unable to replace a decline in the revenue derived from investments made in our funds and entities by Fortitude Re and/or the AIG Ceding Companies on a timely basis if our relationship with Fortitude Re were to change or if Fortitude Re were to experience a material adverse impact to its business.
Carlyle FRL owns a controlling interest in Fortitude Holdings and has the right to appoint a majority of its board of directors. As a result, there may be real or apparent conflicts of interest with respect to matters affecting the Company, Carlyle-managed funds and their portfolio companies and Fortitude Holdings, including with respect to the fiduciary duties that our employees that are board members owe to Fortitude Holdings in addition to the duties that they have to the Company. In addition, conflicts of interest could arise with respect to transactions involving business dealings between the Company, Fortitude Holdings and each of their respective affiliates.

Our Investment Solutions business is subject to additional risks.

Our Investment Solutions business is subject to additional risks, including the following:

•The Investment Solutions business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including without limitation legal, tax and regulatory risks, the avoidance or management of conflicts of interest and the ability to attract and retain investment professionals and other personnel, and risks associated with the acquisition of new investment platforms.

•Pursuant to our current arrangements with the various businesses, we currently restrict our participation in the investment activities undertaken by our Investment Solutions segment (including with respect to AlpInvest and Metropolitan), which may in turn limit our ability to address risks arising from their investment activities. For example, although we maintain ultimate control over AlpInvest and Metropolitan, their management teams (who are our employees) continue to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest and Metropolitan investment businesses, including a restriction that AlpInvest and Metropolitan investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Investment Solutions business, relative to other Carlyle investment funds.

•Similar to other parts of our business, Investment Solutions is seeking to broaden its investor base by raising funds and advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.

•Conflicts may arise between such Investment Solutions funds or separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between an Investment Solutions fund or managed account and a Carlyle fund. In addition, certain managed accounts may have different or heightened standards of care, and if they invest in other investment funds sponsored by us could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.

•Our Investment Solutions business is separated from the rest of the firm by an informational wall designed to prevent certain types of information from flowing from the Investment Solutions platform to the rest of the firm. This information barrier limits the collaboration between our investment professionals with respect to specific investments.

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
The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on our ability to acquire and retain interests in the securities of certain Chinese entities. These initiatives target, for example, China’s response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province, and certain Chinese entities designated by the U.S. government as Communist Chinese military companies, among other things.

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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate. Subject in some cases to compliance with our insider trading policy, minimum retained ownership requirements and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. See “Item 13. Certain Relationships and Related Person Transactions—Registration Rights Agreements.” Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders will be now able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion.  For example, the Former Private Unitholders are no longer subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates.  This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volumes than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. Since our initial public offering, we have issued 4,500,000 shares of common stock in primary offerings and have granted 73,372,573 restricted stock units as of December 31, 2020. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing stockholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant stockholders and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
Under our Equity Incentive Plan, we have granted 73,372,573 restricted stock units as of December 31, 2020. Additional shares of common stock will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of shares of common stock available for future issuance. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants, including in connection with sales of shares of common stock to fund tax obligations payable in connection with the vesting of awards under our Equity Incentive Plan.
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
    Carlyle Group Management L.L.C., which is wholly owned and controlled by our founders and other senior Carlyle professionals, holds approximately 57.8% of the voting power of our common stock pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
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
Our certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:
•provide that our Board of Directors will be divided into three classes, as nearly equal in size as possible, which directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•provide for the removal of directors only for cause;
•provide that, if at any time any person or group (other than Carlyle Group Management L.L.C. and its affiliates, a direct or subsequently approved transferee of Carlyle Group Management L.L.C. or its affiliates) beneficially owns 20% or more of any class of stock then outstanding, that person or group will lose voting rights on all of its shares of stock and such shares may not be voted on any matter;
•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent unless such action is consented by the Board of Directors;
•provide for certain limitations on convening special stockholder meetings;
•provide (i) that the board of directors is expressly authorized to make, alter, or repeal our bylaws and (ii) that our stockholders may only amend our bylaws with the approval of at least a majority of all of the outstanding shares of our capital stock entitled to vote; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
    An entity generally will be deemed to be an “investment company” for purposes of the Investment Company Act if:

•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
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
    As of December 31, 2020, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $6.3 billion and $6.1 billion, respectively.
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
Risks Related to Taxation
Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us as it is implemented.

On December 22, 2017, the TCJA was signed into law, which has resulted in fundamental changes to the Code. Some of the key elements of the TCJA include (i) the reduction of the corporate tax rate from 35% to 21%, (ii) new limitations on the utilization, carryback and carryforward of net operating losses, (iii) partial limitations on the deductibility of business interest expense, (iv) certain modifications to Section 162(m) of the Code and (v) general changes to the taxation of corporations and businesses, including modifications to cost recovery rules and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Generally we expect the reduction in the corporate tax rate to result in reduction in our effective tax rate on the portion of our income that was subject to U.S. corporate income tax prior to the Conversion; however, following the Conversion, we expect to pay more corporate tax on an overall basis, despite the reduction in the corporate tax rate, as all of our income will be subject to U.S. federal income tax. See “—We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion.”

In addition, the TCJA expanded the definition of companies that could be treated as controlled foreign corporations (“CFCs”) which could result in more of our foreign portfolio companies being treated as CFCs. This could result in unintended tax implications with respect to the treatment and timing of U.S. taxation of earnings from our investments in certain foreign portfolio companies.
    While additional guidance has been and continues to be issued with respect to the legislation, there are still a number of areas which need additional guidance or technical corrections. There can be no assurance that needed technical clarifications or other legislative changes to provide unintended or unforeseen adverse tax consequences will be enacted by Congress or provided by Treasury and the IRS. We continue to monitor the impacts, but there will likely be additional compliance costs, which may impact the results of our operations and cash flows. Many states and localities may not be in full conformity with the U.S. tax proposals, which may also result in additional costs and tax burden.
Changes in U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this regulation, various foreign governments have entered into intergovernmental agreements (“IGAs”) with the U.S. government. The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to perform due diligence and to disclose through reporting information about certain account holders and investors to the IRS (or in the case of certain FFIs that are resident in a jurisdiction that has entered into an IGA to implement this legislation, the FFIs would comply with revised diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as Luxembourg, the United Kingdom and the Cayman Islands, have implemented and are participating in a multi-jurisdictional regime known as the Common Reporting Standard (“CRS”), which is similar to that of FATCA (without the withholding requirement), and in some cases, have imposed penalties on non-compliant institutions. Compliance under these and similar regimes as described above could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.

Compliance under these and similar regimes as described above could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.
In addition, as part of the TCJA, any gain recognized by a non-U.S. holder on the sale or exchange of a partnership interest may be treated as income effectively connected with the conduct of a U.S. trade or business (“ECI”) and therefore subject to U.S. tax to the extent that such non-U.S. holder would have been allocated ECI if the partnership sold all of its assets at fair market value as of the date of the sale or exchange. The TCJA includes a provision effective after December 31, 2017 requiring the transferee of an interest in a partnership that is engaged in a U.S. trade or business to withhold 10 percent of the transferor’s amount realized (gross purchase price) on the sale, exchange or other disposition of such partnership interest, unless an applicable non-foreign person affidavit is furnished by the transferor or another exception applies. Final regulations were released in 2020 and are effective for transactions on or after January 29, 2021. Compliance under such regulations may have an adverse impact on our secondaries business.
We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion.
Our Conversion was effective on January 1, 2020. Following the Conversion, all of the net income attributable to The Carlyle Group Inc. is subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of common stock and net income and reduce the amount of cash available for dividends to our common stockholders, although this dilution should initially be partially mitigated by a tax basis increase related to the Conversion. Prior to the Conversion, only a portion of the income attributable to us was subject to U.S. federal, state and local corporation income taxes. We anticipate that our Distributable Earnings will be subject to an effective corporate tax rate in the mid-to-high teens for several years following the Conversion and in the low-twenties over the long-term. These estimates are presented for illustrative purposes only and are subject to various risks and uncertainties. Actual results could differ materially from these estimates. Among other things, these estimates are based on assumptions concerning the size and recovery period of the tax basis increase related to the Conversion, as well as the currently enacted maximum U.S. federal corporate income tax rate of 21%. To the extent the tax basis increase generated in the Conversion is smaller or takes longer to realize than anticipated, we would expect the effective tax rate on Distributable Earnings to more quickly reach its long-term level. In addition, any future increase in currently enacted corporate tax rates would cause us to pay more corporate income taxes than currently anticipated. The impact of changes to tax legislation may also cause us to pay more corporate income taxes than currently anticipated.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.
ITEM 2.    PROPERTIES
    Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 28 offices. In December 2020, we consolidated our New York office space and moved to One Vanderbilt. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. See Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a discussion of certain of these matters.
ITEM 4.    MINE SAFETY DISCLOSURES
    Not Applicable.
PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 10, 2021 was 6. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
    Dividend Policy
Under our dividend policy for our common stock, we expect to pay our common stockholders an annualized dividend of $1.00 per share of common stock, equal to a quarterly dividend of $0.25 per share of common stock.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
    Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended December 31, 2020.

    In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock. In February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. Under the repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

    Sales of Unregistered Securities
In March of 2017, we amended our agreement with NGP Management.  Pursuant to the amended agreement, we agreed, among other things, to issue additional shares of common stock on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management.  For each year thereafter, we agreed to issue additional shares of common stock on February 1 in an amount based on total distributions received by the Company from NGP Management, in any case not to exceed $10.0 million per year. In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	Shares of Common Stock Delivered / Deliverable in August,
	2019	2020	2021	2022	2023	2024
Date of Agreement:
February 1, 2018	160,211	120,158	120,159	—	—	—
February 1, 2019	—	219,189	164,391	164,393	—	—
February 1, 2020	—	—	119,760	89,821	89,820	—
February 1, 2021	—	—	—	116,559	87,419	87,418
Such securities have been offered and sold in reliance on the exemption contained in Section 4(a)(2) of the Securities Act as a transaction by the issuer not involving a public offering.  No general solicitation or underwriters were involved in such offer and sale.

Rule 10b5-1 Trading Plans
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock. Our policy generally provides for a default election by employees to sell shares to cover taxes due upon the vesting of restricted stock units unless the employee elects to pay cash in respect of the taxes due upon vesting during the open trading window in the quarter prior to the vesting date.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data presents selected data on the financial condition and results of operations of The Carlyle Group Inc. This financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in this Annual Report on Form 10-K. On January 1, 2020, The Carlyle Group L.P. (the “Partnership”) completed its its conversion from a Delaware limited partnership to a Delaware corporation, The Carlyle Group Inc. Information reported for periods prior to the Conversion on January 1, 2020 reflect the results of the Partnership. References to The Carlyle Group Inc., our common stock and our dividends in periods prior to the Conversion refer to The Carlyle Group L.P., its common units and distributions. For periods subsequent to the Conversion, Net income (loss) attributable to Carlyle Holdings, refers to Net income (loss) of The Carlyle Group Inc. and its consolidated subsidiaries, net of non-controlling interests in consolidated entities.
We derived the following selected consolidated financial data of The Carlyle Group Inc. as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2017 and 2016 were derived from the audited consolidated financial statements of The Carlyle Group Inc. which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues(1)(2)
Fund management fees	$1,486.0	$1,476.2	$1,272.0	$1,026.9	$1,076.1
Incentive fees	37.0	35.9	30.2	35.3	36.4
Investment income, including performance allocations	1,095.2	1,568.4	809.2	2,290.6	875.9
Interest and other income and revenues	316.4	296.5	315.8	323.4	285.9
Total Revenues	2,934.6	3,377.0	2,427.2	3,676.2	2,274.3
Total Expenses	2,333.3	2,119.7	2,071.5	2,632.3	2,242.1
Other Income (Expense)	(21.3)	(23.9)	4.5	88.4	13.1
Income before provision for income taxes	580.0	1,233.4	360.2	1,132.3	45.3
Provision for income taxes	197.2	49.0	31.3	124.9	30.0
Net income	382.8	1,184.4	328.9	1,007.4	15.3
Net income attributable to non-controlling interests in consolidated entities	34.6	36.6	33.9	72.5	41.0
Net income (loss) attributable to Carlyle Holdings	348.2	1,147.8	295.0	934.9	(25.7)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	—	766.9	178.5	690.8	(32.1)
Net income (loss) attributable to The Carlyle Group Inc.	$348.2	$380.9	$116.5	$244.1	$6.4
Net income attributable to Series A Preferred Shareholders	—	19.1	23.6	6.0	—
Series A Preferred Shares redemption premium	—	16.5	—	—	—
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$348.2	$345.3	$92.9	$238.1	$6.4
Net income (loss) attributable to The Carlyle Group Inc. per common share:
Basic	$0.99	$3.05	$0.89	$2.58	$0.08
Diluted	$0.97	$2.82	$0.82	$2.38	$(0.08)
Dividends declared per common share	$1.00	$1.36	$1.24	$1.24	$1.68

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$987.6	$793.4	$629.6	$1,000.1	$670.9
Corporate treasury investments	$—	$—	$51.7	$376.3	$190.2
Investments and accrued performance allocations	$7,380.9	$6,804.4	$5,697.5	$5,294.9	$3,588.1
Investments of Consolidated Funds(3)	$6,056.9	$5,007.3	$5,286.6	$4,534.3	$3,893.7
Total assets(4)	$15,644.8	$13,808.8	$12,914.2	$12,280.6	$9,973.0

Debt obligations	$1,970.9	$1,976.3	$1,550.4	$1,573.6	$1,265.2
Loans payable of Consolidated Funds	$5,563.0	$4,706.7	$4,840.1	$4,303.8	$3,866.3
Total liabilities(4)	$12,714.6	$10,839.2	$10,077.9	$9,331.6	$8,519.0

Non-controlling interests in consolidated entities	$241.0	$333.5	$324.2	$404.7	$277.8
Series A Preferred Units	$—	$—	$387.5	$387.5	$—
Total equity	$2,930.2	$2,969.6	$2,836.3	$2,949.0	$1,454.0

(1)On January 1, 2018, The Carlyle Group Inc. adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606), and related amendments, which provide comprehensive guidance for recognizing revenue from contracts with customers. Consistent with the adoption of ASU 2014-9 on a modified retrospective basis, revenue presented for periods prior to 2018 have not been adjusted to reflect the new revenue recognition guidance.
(2)Upon adoption of ASU 2014-9, performance allocations that represent a performance-based capital allocation from fund limited partners to The Carlyle Group Inc. (commonly known as “carried interest”) are accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASU 2014-9. The Carlyle Group Inc. applied this change in accounting principle on a full retrospective basis, which resulted in a reclassification of amounts previously reported as performance fees to performance allocations within investment income (loss) in the statement of operations. Amounts previously reported as performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASU 2014-9 and are included in incentive fees in the statement of operations. Revenue for all periods presented reflect this reclassification.
(3)The entities comprising our Consolidated Funds are not the same entities for all periods presented. On January 1, 2016, The Carlyle Group Inc. adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model to use in evaluating whether to consolidate certain types of legal entities. As a result, The Carlyle Group Inc. deconsolidated a majority of its consolidated funds on January 1, 2016. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group Inc. or equity.
(4)On January 1, 2019, The Carlyle Group Inc. adopted ASU 2016-2, Leases (Topic 842), and related amendments, which requires lessees to recognize virtually all of their leases on the balance sheet by recording right-of-use assets and lease liabilities. Consistent with the adoption of ASU 2016-2 on a modified retrospective basis, total assets and total liabilities presented for periods prior to 2019 have not been adjusted to reflect the new lease recognition guidance.

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
Overview
We conduct our operations through three operating segments: Global Private Equity, Global Credit, and Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our 34 buyout and middle market and growth capital funds, our 10 U.S. and internationally focused real estate funds, our 14 natural resources funds, and our three Legacy Energy funds. The segment also includes three NGP Predecessor Funds and five NGP Carry Funds advised by NGP. As of December 31, 2020, our Global Private Equity segment had $131.8 billion in AUM and $91.6 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises a group of 71 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, and aircraft financing and servicing. As of December 31, 2020, our Global Credit segment had $55.9 billion in AUM and $42.1 billion in Fee-earning AUM.

•Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 283 fund vehicles. As of December 31, 2020, our Investment Solutions segment had $58.1 billion in AUM and $36.4 billion in Fee-earning AUM.
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

Trends Affecting our Business
    Aggregate economic activity continued to improve through the fourth quarter of 2020, and overall revenue growth among public companies was roughly flat, on average, for the year. However, the pandemic’s sharply discrepant impact has increased the dispersion in performance across businesses and industries. During 2020, more than 10% of public companies reported a peak-to-trough fall in revenues of more than 50%, roughly twice the number of businesses reporting losses of this magnitude over any 12-month period during 2008-2009. On the other hand, over 5% of businesses also reported revenue gains in excess of 50%, as remote work and social distancing led businesses to make greater use of video communications technology and households substituted video streaming and durable goods purchases for travel, tourism and live events spending.
Overall, U.S. business spending, led by software and services, averaged nearly 8% year-over-year growth in the fourth quarter of 2020, and our proprietary portfolio data continue to suggest that growth in certain industries such as healthcare and technology also remained robust. In Europe, there was continued growth in the business services and industrials sectors, but a large resurgence in coronavirus cases drove some retrenchment in affected industries and geographies. As has been the case since the onset of the pandemic, the travel, tourism, and hospitality sectors were particularly impacted. U.S. hotel occupancy fell to 37% of capacity in December, the lowest rate since the spring, while new restrictions on movement and business activity in Europe resulted in a modest quarter-over-quarter economic contraction. The U.S. Commerce Department estimates that the U.S. economy expanded at an annual rate of 4.0% in Q4 2020. As a result, gross domestic product (GDP) finished the year 2.5% below year-end 2019 levels and when averaged over the entirety of 2020, GDP contracted by 3.5% relative to 2019. In contrast, China continues to exhibit strong recovery, with economic output ending the fourth quarter 6.5% ahead of year-ago levels.
Global equity markets remained strong in 2020, driven by the sharp decline in interest rates, significant increases in fiscal support, and the sense among market participants that the COVID-19 pandemic reflects a temporary decline in the supply of certain experiences and services rather than an endogenous drop in consumer demand. Over the past year, the S&P 500 rose by roughly 15%, with much larger gains in tech-heavy indexes like the Nasdaq whose constituents have tended to benefit from social distancing and remote work. The global equity markets saw a particularly strong surge from November 6 onwards after the overwhelmingly positive results of COVID-19 vaccine trials were announced. From September 30 through December 31, 2020, the S&P 500, MSCI ACWI, EuroStoxx 600, and Shanghai Composite rose 11.7%, 14.4%, 10.5%, and 7.9%, respectively. Much of this performance, particularly in the U.S., was driven by a rebound in sectors where equity prices had been hardest hit by the pandemic, such as hospitality, financials, brick-and-mortar retail, and oil & gas. In the U.S., analysts currently estimate fourth quarter earnings for companies in the S&P 500 declined 5% year-over-year, with the largest contractions still concentrated in the energy and industrials (including transportation) sectors.
While unexpected resilience in goods consumption, residential real estate markets, and business spending have led to better than expected 2020 global growth outcomes, and the recently enacted and proposed fiscal stimulus measures should help bolster household income, significant risks remain for 2021. In December 2020, total U.S. employment declined for the first time since April after seven consecutive months of gains. The slower than anticipated global vaccination rollout, combined with uncertainties regarding new variants of the virus, will prolong the risk of continued disruption from the COVID-19 pandemic deeper into the year. In Europe, the ongoing re-imposition of broad-based lockdown measures could stymie growth in the near-term, while underlying labor market fragility and debt accumulation pose a potential risk to the longer-term growth outlook for the region. Direct state aid programs have artificially suppressed unemployment rates to date and 5% or more of the workforce is still supported by employment retention programs in some European economies. While many of these policies have been extended through 2021, an eventual labor market shakeout remains a possibility.
Of particular note are risks to the outlook for the transportation industry where recovery in metrics such as discretionary air travel and public transit ridership lags other macro indicators, and the infrastructure sector, where the pandemic has materially altered revenue expectations and has led to severe projected budget shortfalls at the state and local level. The potential for a sustained period of severely depressed commercial air travel may have significant implications not only for the airlines, but also for the myriad aviation related companies such as aircraft suppliers, their vendors and airport services firms that depend on the aviation industry for a substantial portion of their revenues.
The near-term outlook for oil and gas is expected to improve in 2021 as lockdowns are eased and fuel demand rebounds. The long-term outlook for oil and gas will be more dependent on the pace of the broader shift to alternative energy sources. For example, currently over 90% of surface, air and marine transportation is powered by oil-based fuels. While growth in electric vehicle sales should cause this share to decline over time, electric vehicles account for less than 3% of new auto sales, and less than 0.5% of the cars on the road today are fully electric. Additionally, ongoing concerns about climate change and carbon emissions may dampen investor interest in the oil and gas sector which could have a negative impact on our activities in the sector including raising capital, obtaining suitable or sufficient financing, exiting investments and achieving expected returns on new investments.

Global geopolitical tensions, already strained pre-pandemic, have been exacerbated by the widespread economic disruption. U.S.-China relations, which had appeared to ease at the end of 2019, soured during 2020 amid harsh rhetoric, sanctions, and export restrictions. While there is some optimism that tensions with China could ease under the new U.S. Administration, the outlook remains highly uncertain. The imposition of a national security law on Hong Kong has prompted backlash from various global players, thereby increasing overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operating in Hong Kong, including our Hong Kong operations. Disputes over digital services taxes and import tariffs on luxury goods imports reignited U.S.-European Union trade tensions, although early signals from the new U.S. Administration suggest a desire to approach existing disagreements diplomatically. Political instability and the potential for a broader pullback in global trade introduce risks to the economic growth of most economies, particularly those with significant export-dependence. Domestically within the U.S., heightened unemployment and deep-seated political divisiveness continue to cause significant uncertainty.
Bond markets, while stable, shifted modestly in the fourth quarter. The 10-year U.S. Treasury yield rose more than 25 basis points over the quarter to its highest level since March on expectations of increased government spending under the new Administration and closely divided Congress. High yield spreads tightened a further 150 basis points. Futures markets continue to expect short-term rates to remain near zero through 2025 due to the Federal Reserve’s new policy framework, which appears to allow inflation to overshoot its 2% target for “some time.” Within corporate credit, businesses have taken advantage of low interest rates through massive debt issuance and restructurings, building large cash piles as liquidity buffers.
    Our carry fund portfolio continued to build on the strong momentum started in the second half of the year, appreciating 8% in the fourth quarter and 10% for the year. Within our Global Private Equity segment, our corporate private equity funds appreciated by 11% in the fourth quarter and 19% over the last twelve months, reflecting strong performance across the portfolio and our real estate funds appreciated by 3% during the fourth quarter and 8% over the last twelve months. Our natural resources funds appreciated by 3% in the fourth quarter despite continued pressure, with depreciation of 16% over the last twelve months. In our Global Credit segment, our carry funds (which represent approximately 14% of the total Global Credit remaining fair value) appreciated by 7% in the fourth quarter, as tightening spreads led to an increase in value for many of our positions, and depreciated 2% over the last twelve months. Investment Solutions appreciation was 7% in the fourth quarter and 10% for the year, though the valuations of our primary and secondary funds of funds generally reflect investment fair values on a one-quarter lag.

    With continued positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet increased to a record $2.3 billion at December 31, 2020, up 36% since last year. Significant IPO activity in our portfolio during 2020 has increased the portion of our traditional carry funds attributable to publicly traded companies to 15% of fair value in the fourth quarter, compared to 6% at the end of 2019. While these IPOs have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Generally, the investment period of our funds enables us to be patient in deploying capital only in investments that meet our return criteria and the strategic objectives of our funds. During the fourth quarter, our carry funds invested $8.7 billion in new or follow-on transactions and we invested $18.3 billion for the full year 2020. We anticipate that increased market activity and opportunities for large buyouts will facilitate strong deployment activity as we move further into 2021. We also expect volume to remain robust across both growth and buyout opportunities, particularly in the healthcare, technology, and consumer sectors. However, challenges in specific industries could lead to a longer-term slowdown in certain sectors, such as traditional energy.
We generated $6.9 billion in realized proceeds from our carry funds in the fourth quarter and realized $21.0 billion in 2020. We expect near-term exit activity in early 2021 to depend on the trajectory of multiple and varied macro environment factors, in addition to valuation multiples and access to capital markets. However, we believe that our recent IPO activity and maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. For example, during the fourth quarter we realized significant performance revenue for a second straight quarter from our sixth U.S. Buyout fund, which reflects the value creation and advancing maturity profile of that flagship fund.
Fundraising has remained generally resilient since the onset of the pandemic. Though we were not fundraising any of our flagship funds in Global Private Equity during 2020, we raised $27.5 billion in new capital in 2020, well exceeding our goal for the year, with particular fundraising strength in Investment Solutions and Global Credit.
    At the beginning of the pandemic, many observers conflated a return to the office with a return to business as usual. Instead, business volumes and productivity rose to pre-pandemic levels well in advance of full office reopening. Since the start of the pandemic, our employees have proven what they can accomplish while they are working remotely, and they remain well connected and engaged with each other and our stakeholders through our suite of teleconferencing and virtual meeting solutions. While we have generally reopened our offices around the globe, most employees continue to work remotely and we continue to successfully operate our business and address the needs of our shareholders, fund investors and portfolio companies.
We are closely evaluating the financial and other proposals put forth by the new Administration and Congress and their potential impacts on our business. While there may be changes to current tax and regulatory regimes, additional fiscal stimulus packages could be followed by longer-term spending increases on infrastructure, climate, health care and education. The potential for policy changes may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
Recent Transactions
Dividends
In February 2021, the Board of Directors declared a quarterly dividend of $0.25 per common share to common stockholders of record at the close of business on February 16, 2021, payable on February 23, 2021.
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
The Conversion qualified for the non-recognition of gain or loss to our former common unitholders for U.S. federal income tax purposes. The application of the non-recognition rules to non-U.S. common unitholders in the context of the Conversion is dependent on local tax requirements. Following the Conversion, dividends are reported to stockholders on Form 1099-DIV and are treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis.
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
For additional information about the Conversion, see “Part 1. Item 1. Business–Organizational Structure,” “Part II. Item 8. Note 10–Related Party Transactions,” and “Part II. Item 8. Note 11–Income Taxes.”

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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $17.5 billion of Fee-earning AUM as of December 31, 2020, was 17% of total management fees recognized during the years ended December 31, 2020 and 2019 and 13% during the year ended December 31, 2018. No other fund generated over 10% of total management fees in the periods presented.
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
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased from 80% to 100% of the fund’s portion of the transaction and portfolio advisory fees earned, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. In addition, GCM generates capital markets fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets with respect to our most recent vintages (but are subject to the rebate offsets set forth above for older funds). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate. The recognition of transaction fees, portfolio advisory fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
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
In addition to the performance allocations from our Global Private Equity funds and most of our closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Investment Solutions, Carlyle Aviation and NGP Carry Funds. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, see “Item 1. Business — Our Family of Funds.”
Performance allocations in excess of 10% of the total for the years ended December 31, 2020, 2019 and 2018 were generated from the following funds:

Year Ended December 31,
2020		2019		2018
(Dollars in millions)
CP VI	$1,124.3	CP VI	$154.2	CP VI	$162.5
CAP IV	331.0	CRP V	154.9	CRP VII	131.8
		Alpinvest Co - & Secondary Investments 2006-2008	83.5	CEP IV	77.9
		CEP IV	(119.0)	CIEP I	$74.5
				CP V	68.4
				CAP IV	(245.7)
				CRP V	(67.7)
No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during 2020 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2020, 2019 and 2018, the reversals of performance allocations were $401.5 million, $215.8 million and $364.4 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of December 31, 2020, accrued performance allocations and accrued giveback obligations were approximately $5.0 billion and $18.7 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at

December 31, 2020 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of December 31, 2020, approximately $10.6 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $8.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. The net accrued performance revenues as of December 31, 2020 are $2.3 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2020, all investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.5 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
    The following table summarizes the total amount of aggregate giveback obligations that we have realized since Carlyle’s inception. Given various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, the table below also summarizes the amount that was attributable to Carlyle:

	Inception through December 31, 2020
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$158.0	$55.0
All other Carlyle Funds	58.1	0.6
Aggregate giveback since inception	$216.1	$55.6
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
Investment income also represents the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee, as it relates to our investments in NGP. Principal investment income also included our proportionate share of U.S. GAAP earnings from our strategic investment in Fortitude Re prior to the contribution of our investment to a Carlyle-affiliated investment fund (see Note 5–Investments to the consolidated financial statements) . Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2020:

	As of December 31, 2020
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Consolidated Results
Level I	$4,366	$62	$1,895	$6,323
Level II	8,223	1,362	61	9,646
Level III	76,566	44,225	32,533	153,324
Fair Value of Investments	89,155	45,649	34,489	169,293
Available Capital	42,625	10,232	23,619	76,476
Total AUM	$131,780	$55,881	$58,108	$245,769
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally six months to four years, which under U.S. GAAP will result in compensation charges over current and future periods. Over the past two years, we have granted fewer equity awards to employees than we have previously. For example, in 2018, 2019 and 2020, we granted approximately 13.3 million, 6.7 million and 3.5 million of restricted stock units and other awards, respectively. In February 2021, we granted 6.6 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. As a result, the number of restricted stock units granted in 2021 will be higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Income Taxes. Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Carlyle Holdings partnerships and their subsidiaries primarily operated as pass-through entities for U.S. income tax purposes and recorded a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. was subject to U.S. income taxes on only a portion of our income or loss. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income was taxed at the unitholder and non-controlling interest holder level, and any income tax was the responsibility of the unitholders and was paid at that level. See Note 11 to the consolidated financial statements for more information regarding the impact of the Conversion.
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2020, our U.S. federal income tax returns for the years 2016 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2019. Foreign tax returns are generally subject to audit from 2011 to 2019. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
Prior to the Conversion, we recorded significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Company, through wholly owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Company’s financial statements. The limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. as part of the Conversion. As a result, following the Conversion the consolidated balance sheet of The Carlyle Group Inc. does not reflect any non-controlling interests in Carlyle Holdings.
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. We apply the treasury stock method to determine the dilutive weighted-average common shares represented by unvested restricted stock units. Prior to the Conversion, we applied the “if-converted” method to the Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding.
Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings, or “DE”, is a key performance benchmark used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing the performance of our three segments. We also use DE in our budgeting, forecasting, and the overall management of our segments. We believe that reporting DE is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from our segment reported results and is an additional measure to assess performance.
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
(c)the amount of aggregate fee-earning collateral balance at par of our CLOs and other securitization vehicles, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date;
(d)the external investor portion of the net asset value of certain carry funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);
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
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2020	2019	2018
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$77,729	$72,059	$70,032
Fee-earning AUM based on invested capital (2)	38,055	41,639	43,369
Fee-earning AUM based on collateral balances, at par (3)	26,480	24,887	22,921
Fee-earning AUM based on net asset value (4)	7,966	4,531	3,288
Fee-earning AUM based on lower of cost or fair value and other (5)	19,872	17,941	19,942
Balance, End of Period (6) (7)	$170,102	$161,057	$159,552
(1)Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.
(2)Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Global Private Equity and Investment Solutions funds.
(3)Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.
(4)Reflects the net asset value of certain other carry funds.
(5)Includes funds with fees based on gross asset value.
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”) are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business.

As of December 31, 2020, the Legacy Energy Funds had, in the aggregate, approximately $0.8 billion in AUM and $1.2 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balance excludes $13.4 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2020	2019	2018
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$161,057	$159,552	$124,595
Inflows (1)	22,481	16,460	50,164
Outflows (including realizations) (2)	(17,130)	(15,293)	(13,486)
Market Activity & Other (3)	(466)	1,115	62
Foreign Exchange (4)	4,160	(777)	(1,783)
Balance, End of Period	$170,102	$161,057	$159,552

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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
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
Assets under Management. Assets under management or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:
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
(c)     the net asset value of certain carry funds; and
(d)     the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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
Available Capital. Available Capital refers to the amount of capital commitments available to be called for investments, which may be reduced for equity invested that is funded via a fund credit facility and expected to be called from investors at a later date, plus any additional assets/liabilities at the fund level other than active investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$224,442	$216,470	$195,061
Inflows (1)	26,902	19,970	38,701
Outflows (including realizations) (2)	(21,477)	(20,187)	(24,760)
Market Activity & Other (3)	10,380	9,146	10,337
Foreign Exchange (4)	5,522	(957)	(2,869)
Balance, End of Period	$245,769	$224,442	$216,470

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
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital.
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

Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 10% in 2020 is comprised of 19% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 8% for funds focusing on real estate and (16)% for fund focusing on natural resources, (2)% appreciation for carry funds in the Global Credit segment and 10% for carry funds in the Investment Solutions segment. While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation for the year were 16% and 14%, respectively, while the FTSE NAREIT Composite appreciation was (10)%, the S&P Oil and Gas Exploration & Production Index was (38)%, and S&P Leveraged Loan Index appreciation was 3%.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities, which are collectively referred to as the Consolidated Funds in our consolidated financial statements. As of December 31, 2020, our Consolidated Funds represent approximately 2% of our AUM; 2% of our fund management fees; and less than 1% of our investment income for the year ended December 31, 2020.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of December 31, 2020, our consolidated CLOs held approximately $6.3 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$1,486.0	$1,476.2	$1,272.0
Incentive fees	37.0	35.9	30.2
Investment income (loss)
Performance allocations	1,635.9	799.1	622.9
Principal investment income (loss)	(540.7)	769.3	186.3
Total investment income	1,095.2	1,568.4	809.2
Interest and other income	89.6	97.3	101.3
Interest and other income of Consolidated Funds	226.8	199.2	214.5
Total revenues	2,934.6	3,377.0	2,427.2
Expenses
Compensation and benefits
Cash-based compensation	849.6	833.4	746.7
Equity-based compensation	105.0	140.0	239.9
Performance allocations and incentive fee related compensation	779.1	436.7	376.3
Total compensation and benefits	1,733.7	1,410.1	1,362.9
General, administrative, and other expenses	349.3	494.4	460.7
Interest	94.0	82.1	82.2
Interest and other expenses of Consolidated Funds	163.5	131.8	164.6
Other non-operating (income) expenses	(7.2)	1.3	1.1
Total expenses	2,333.3	2,119.7	2,071.5
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(21.3)	(23.9)	4.5
Income before provision for income taxes	580.0	1,233.4	360.2
Provision for income taxes	197.2	49.0	31.3
Net income	382.8	1,184.4	328.9
Net income attributable to non-controlling interests in consolidated entities	34.6	36.6	33.9
Net income attributable to Carlyle Holdings	348.2	1,147.8	295.0
Net income attributable to non-controlling interests in Carlyle Holdings	—	766.9	178.5
Net income attributable to The Carlyle Group Inc.	348.2	380.9	116.5
Net income attributable to Series A Preferred Unitholders	—	19.1	23.6
Series A Preferred Units redemption premium	—	16.5	—
Net income attributable to The Carlyle Group Inc. Common Stockholders	$348.2	$345.3	$92.9
Net income attributable to The Carlyle Group Inc. per common share
Basic	$0.99	$3.05	$0.89
Diluted	$0.97	$2.82	$0.82
Weighted-average common shares
Basic	350,464,315	113,082,733	104,198,089
Diluted	358,393,802	122,632,889	113,389,443

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 and Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.
Revenues
Total revenues decreased $442.4 million, or 13%, for the year ended December 31, 2020 as compared to 2019 and increased $949.8 million, or 39%, for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the changes in total revenues for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Total Revenues, prior year	$3,377.0	$2,427.2
Increases (Decreases):
Increase in fund management fees	9.8	204.2
Increase in incentive fees	1.1	5.7
(Decrease) increase in investment income, including performance allocations	(473.2)	759.2
Increase (decrease) in interest and other income of Consolidated Funds	27.6	(15.3)
Decrease in interest and other income	(7.7)	(4.0)
Total (decrease) increase	(442.4)	949.8
Total Revenues, current year	$2,934.6	$3,377.0
Fund Management Fees. Fund management fees increased $9.8 million, or 1%, for the year ended December 31, 2020 as compared to 2019, and increased $204.2 million, or 16%, for the year ended December 31, 2019 as compared to 2018, primarily due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$132.1	$319.0
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from changes in invested capital in funds whose management fees are based on assets under management	(100.5)	(127.6)
(Decrease) increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(18.3)	10.5
Higher (lower) transaction and portfolio advisory fees	1.7	(1.4)
All other changes	(5.2)	3.7
Total increase in fund management fees	$9.8	$204.2
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $50.8 million, $49.1 million, and $50.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Investment Income. Investment income decreased $473.2 million for the year ended December 31, 2020 as compared to 2019, and increased $759.2 million for the year ended December 31, 2019 as compared to 2018, primarily due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Increase in performance allocations, excluding NGP	$836.8	$176.2
Increase (decrease) in investment income from NGP, which includes performance allocations from the investments in NGP	125.0	(162.1)
Increase in investment income from our buyout and growth funds	53.6	8.2
Decrease in gains on foreign currency hedges	(3.3)	(0.6)
(Decrease) increase in investment income from our real estate funds	(8.7)	9.9
Decrease in investment income from our natural resources funds, excluding NGP	(10.2)	(2.6)
(Decrease) increase from settlement of CEREP I tax matter in 2019	(71.5)	71.5
Increase (decrease) in investment income from our distressed debt funds, energy mezzanine funds and opportunistic credit funds	14.3	(7.3)
Increase in investment income from our direct lending funds, interval funds and Carlyle Global Capital Markets	9.6	1.4
Decrease in investment income from Carlyle Aviation	(2.3)	—
Increase (decrease) in investment income from our CLOs	3.3	(2.6)
(Decrease) increase in income from Fortitude Re	(1,414.8)	665.0
All other changes	(5.0)	2.2
Total (decrease) increase in investment income	$(473.2)	$759.2
    Prior to the Control Transaction which closed on June 2, 2020, as described in Note 5 to the consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of December 31, 2019, our investment in Fortitude Holdings was $1,200.9 million, which reflected $628.2 million of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
    At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund. Our investment in Carlyle FRL, which is an investment company, reflects our investment in Fortitude Holdings at fair value. Although the fair value reflected a 10% appreciation over our cost, this resulted in a loss in principal investment income (loss) of $620.7 million in the year ended December 31, 2020. As of December 31, 2020, our investment in Carlyle FRL was $554.4 million, relative to our cost of $465.4 million.
Our investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2020, we continue to believe that our investment in NGP is not impaired.
Performance Allocations. Performance allocations increased $836.8 million for the year ended December 31, 2020 compared to 2019 and increased $176.2 million for the year ended December 31, 2019 as compared to 2018. Performance allocations by segment for the years ended December 31, 2020, 2019 and 2018 comprised the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity	$1,440.5	$550.4	$439.8
Global Credit	21.5	38.5	9.1
Investment Solutions(1)	173.9	210.2	174.0
Total performance allocations	$1,635.9	$799.1	$622.9

Total carry fund appreciation	10%	9%	9%
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
Global equity markets remained strong in 2020, driven by the sharp decline in interest rates, significant increases in fiscal support, and the sense among market participants that the COVID-19 pandemic reflects a temporary decline in the supply of certain experiences and services rather than an endogenous drop in consumer demand. Our carry fund portfolio generally exhibited similar resiliency amidst the significant economic and market disruptions in 2020, with particular momentum in the latter half of the year. Within our Global Private Equity segment, our corporate private equity funds appreciated by 11% in the fourth quarter and 19% over the last twelve months and our real estate funds appreciated by 3% during the fourth quarter and appreciated 8% over the last twelve months. Our natural resources funds appreciated by 3% during the fourth quarter, but depreciated by 16% over the last twelve months, as our energy funds continue to recover from extreme volatility in the early stages of the pandemic. Global Credit carry funds, which represent approximately 14% of the total Global Credit remaining fair value, were up 7% in the fourth quarter, with depreciation of 2% for the year. Investment Solutions appreciation was 7% in the fourth quarter and 10% for the year, driven by strong investment performance in our AlpInvest funds, though the valuations of our primary and secondary funds of funds generally reflect investment values on a one-quarter lag. Though significant risks remain for global markets and economic recovery into 2021, we believe our existing portfolio of assets is high-quality and well-diversified by fund, industry sector, asset class, and region.
In addition, we recorded incentive fees from Consolidated Funds of $1.1 million for the year ended December 31, 2018. These fees eliminated upon consolidation. There were no incentive fees from Consolidated Funds recorded during the years ended December 31, 2020 or 2019.
Interest and Other Income. Interest and other income decreased $7.7 million for the year ended December 31, 2020 as compared to 2019 and decreased $4.0 million for the year ended December 31, 2019 as compared to 2018. The decrease for the year ended December 31, 2020 was primarily as a result of decreases from the reimbursement of certain costs incurred on behalf of Carlyle funds and decreases in interest income from investments in CLO subordinated notes and interest income related to corporate treasury investments that matured in 2019. The decrease in 2019 reflected a decrease in interest income related to corporate treasury investments, partially offset by the reimbursement of certain costs incurred on behalf of Carlyle funds.
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
Interest and other income of consolidated funds increased $27.6 million for the year ended December 31, 2020 as compared to 2019, and decreased $15.3 million for the year ended December 31, 2019 as compared to 2018. Substantially all of the variance in interest and other income of Consolidated Funds for both periods relates to interest income from CLOs.

Expenses

Total expenses increased $213.6 million for the year ended December 31, 2020 as compared to 2019, and increased $48.2 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the changes in total expenses for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Total Expenses, prior year	$2,119.7	$2,071.5
Increases (Decreases):
Increase in total compensation and benefits	323.6	47.2
(Decrease) increase in general, administrative and other expenses	(145.1)	33.7
Increase (decrease) in interest	11.9	(0.1)
Increase (decrease) in interest and other expenses of Consolidated Funds	31.7	(32.8)
(Decrease) increase in other non-operating expense	(8.5)	0.2
Total increase	213.6	48.2
Total Expenses, current year	$2,333.3	$2,119.7

    Total Compensation and Benefits. Total compensation and benefits increased $323.6 million for the year ended December 31, 2020 as compared to 2019, and increased $47.2 million for the year ended December 31, 2019 as compared to 2018, due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Increase in cash-based compensation and benefits	$16.2	$86.7
Decrease in equity-based compensation	(35.0)	(99.9)
Increase in performance allocations and incentive fee related compensation	342.4	60.4
Total increase in total compensation and benefits	$323.6	$47.2

Cash-based compensation and benefits. Cash-based compensation and benefits increased $16.2 million, or 2%, for the year ended December 31, 2020 as compared to 2019, and increased $86.7 million, or 14%, for the year ended December 31, 2019 as compared to 2018, primarily due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Increase in headcount and bonuses	$27.5	$56.2
(Decrease) increase in compensation expense associated with contingent earn-out payments (1)	(11.3)	30.5
Total increase in base compensation and benefits	$16.2	$86.7
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million. See Note 3 to our consolidated financial statements for additional detail.
Equity-based compensation. Equity-based compensation decreased $35.0 million, or 25%, for the year ended December 31, 2020 as compared to 2019. The decrease in equity-based compensation from 2019 to 2020 was due primarily to the lower rate of ongoing grants of restricted stock units, as well as a forfeiture credit recorded in 2020 related to the retirement of one of our co-chief executive officers.

Equity-based compensation decreased $99.9 million, or 42%, for the year ended December 31, 2019 as compared to 2018. The decrease in equity-based compensation from 2018 to 2019 was due primarily to the timing of the last vesting of awards in May 2018 related to our initial public offering in 2012 and lower rate of ongoing grants of restricted stock units.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $342.4 million for the year ended December 31, 2020 as compared to 2019 and increased $60.4 million for the year ended December 31, 2019 as compared to 2018. Performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fee was 47%, 52%, and 58% for the years ended December 31, 2020, 2019 and 2018, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy and NGP funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy and NGP funds are employed by Riverstone and NGP, respectively, and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $145.1 million for the year ended December 31, 2020 as compared to 2019, and increased $33.7 million for the year ended December 31, 2019 as compared to 2018, primarily due to:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Decrease in net insurance proceeds recognized for certain legal matters	—	31.5
Lease assignment and termination costs	—	(66.9)
CCC litigation cost recovery(1)	(29.9)	—
(Lower) higher intangible asset amortization	(0.9)	5.5
(Lower) higher depreciation and amortization	(12.6)	13.1
(Lower) higher professional fees, including corporate conversion costs	(29.7)	41.4
(Lower) higher travel and conference costs	(49.2)	4.9
Foreign exchange adjustments(2)	(29.8)	23.2
Higher (lower) external fundraising costs	4.2	(34.3)
Other changes	2.8	15.3
Total (decrease) increase in general, administrative and other expenses	$(145.1)	$33.7
(1) See Note 9 to our consolidated financial statements.
(2) For the years ended December 31, 2020 as compared to 2019 and December 31, 2019 as compared to 2018, foreign exchange adjustments are primarily driven by the revaluation in our European CLOs investments.
Interest. Interest increased $11.9 million for the year ended December 31, 2020 as compared to 2019 primarily due to interest accrued on the 3.500% Senior Notes issued in September 2019. See Note 7 to the consolidated financial statements for more information.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $31.7 million for the year ended December 31, 2020 as compared to 2019 primarily due to higher interest expense on the consolidated CLOs. Interest and other expenses of Consolidated Funds decreased $32.8 million for the year ended December 31, 2019 as compared to 2018, primarily due to lower interest expense on the consolidated CLOs.
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
Other Non-operating Expenses (Income).  For the year ended December 31, 2020, this caption includes the impact of the Conversion on our tax receivable agreement liability, which was reduced by $9.3 million. See Note 11 to the consolidated financial statements for more information on the tax impacts of the Conversion. For the years ended December 31, 2020, 2019 and 2018, this caption also represents the change in the fair value of contingent consideration associated with the Company’s acquisitions.

Net Investment Gains (Losses) of Consolidated Funds
    For the years ended December 31, 2020, 2019 and 2018 net investment (losses) gains of Consolidated Funds was $(21.3) million, $(23.9) million, and $4.5 million, respectively, comprised of the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Realized losses	$(91.3)	$(14.2)	$(4.9)
Net change in unrealized gains (losses)	62.2	(4.7)	(103.9)
Total losses	(29.1)	(18.9)	(108.8)
Gains (losses) from liabilities of CLOs	7.8	(5.0)	113.3
Total net investment (losses) gains of Consolidated Funds	$(21.3)	$(23.9)	$4.5
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $34.6 million, $36.6 million, and $33.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. The net income (loss) of our Consolidated Funds, after eliminations, was $8.1 million, $10.0 million, and $(5.3) million for the years ended December 31, 2020, 2019 and 2018, respectively. Net income attributable to non-controlling interests in consolidated entities also includes net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income (Loss) Attributable to The Carlyle Group Inc. Common Stockholders
The net income attributable to The Carlyle Group Inc. common stockholders was $348.2 million, $345.3 million, and $92.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Prior to the Conversion, the Company was allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 34% and 32% as of December 31, 2019 and 2018, respectively). Net income or loss attributable to the Company also included 100% of the net income or loss attributable to the Company’s wholly owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(4.5) million and $15.8 million for the years ended December 31, 2019 and 2018, respectively. As a result, prior to the Conversion, the total net income or loss attributable to the Company has varied as a percentage of the net income or loss attributable to Carlyle Holdings. In addition, net income attributable to The Carlyle Group L.P. common unitholders for the year ended December 31, 2019 was reduced by the Series A preferred units (“Preferred Units”) redemption premium. During the year ended December 31, 2020, we recorded approximately $86 million as a provision for income taxes as a result of a reduction in our net deferred tax asset related to the Conversion. Excluding this impact from Conversion, our effective income tax rate would have been approximately 19%.
Net income attributable to The Carlyle Group Inc. common stockholders per basic common share was $0.99, $3.05, and $0.89 for the years ended December 31, 2020, 2019 and 2018, respectively. Net income (loss) attributable to The Carlyle Group Inc. common unitholders per diluted common share was $0.97, $2.82, and $0.82 for the years ended December 31, 2020, 2019 and 2018, respectively.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2020, 2019 and 2018. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment Distributable Earnings, or “DE”, and Fee Related Earnings, or “FRE”, for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Total Segment Revenues	$2,289.5	$2,110.1	$2,185.9
Total Segment Expenses	1,527.4	1,463.5	1,512.0
(=) Distributable Earnings	$762.1	$646.6	$673.9
(-) Realized Net Performance Revenues	246.3	164.1	319.7
(-) Realized Principal Investment Income	73.0	87.0	48.1
(+) Net Interest	76.9	57.3	44.3
(=) Fee Related Earnings	$519.7	$452.8	$350.4
The following table sets forth our total segment revenues for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,559.2	$1,570.9	$1,361.8
Portfolio advisory and transaction fees, net and other	56.9	53.5	63.2
Total fund level fee revenues	1,616.1	1,624.4	1,425.0
Realized performance revenues	586.1	374.3	682.4
Realized principal investment income	73.0	87.0	48.1
Interest income	14.3	24.4	30.4
Total Segment Revenues	$2,289.5	$2,110.1	$2,185.9

The following table sets forth our total segment expenses for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$821.5	$792.1	$740.7
Realized performance revenues related compensation	339.8	210.2	362.7
Total compensation and benefits	1,161.3	1,002.3	1,103.4
General, administrative, and other indirect expenses	241.4	331.3	298.8
Depreciation and amortization expense	33.5	48.2	35.1
Interest expense	91.2	81.7	74.7
Total Segment Expenses	$1,527.4	$1,463.5	$1,512.0

    Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$580.0	$1,233.4	$360.2
Adjustments:
Net unrealized performance revenues	(598.7)	(42.3)	50.2
Unrealized principal investment (income) loss (1)	556.2	(590.9)	(48.8)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re (2)	104.4	(140.9)	(11.7)
Equity-based compensation (3)	116.6	151.5	252.2
Acquisition related charges, including amortization of intangibles and impairment	38.1	52.0	22.3
Other non-operating (income) expense	(7.2)	1.3	1.1
Tax expense associated with certain foreign performance fee revenues	(7.9)	(14.3)	(1.5)
Net income attributable to non-controlling interests in consolidated entities	(34.6)	(36.6)	(33.9)
Lease assignment and termination costs	—	—	66.9
Debt extinguishment costs	—	0.1	7.8
Corporate conversion costs, severance and other adjustments	15.2	33.3	9.1
Distributable Earnings	762.1	646.6	673.9
Realized net performance revenues, net of related compensation (4)	246.3	164.1	319.7
Realized principal investment income (4)	73.0	87.0	48.1
Net interest	76.9	57.3	44.3
Fee Related Earnings	$519.7	$452.8	$350.4

(1)    Adjustments to unrealized principal investment income (loss) during the year ended December 31, 2020 are inclusive of $211.8 million of unrealized gains resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the year ended December 31, 2020. Adjustments to unrealized principal investment income (loss) during the years ended December 31, 2019 and 2018 are inclusive of $582.0 million and $46.2 million of unrealized gains, respectively, on embedded derivatives.
(2)    Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Holdings’ estimated net income (loss) for the respective periods through June 2, 2020, excluding the unrealized gains (losses) related to embedded derivatives.
(3)    Equity-based compensation for the years ended December 31, 2020, 2019 and 2018 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(4)     See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

	Year Ended December 31, 2018
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$622.9	$59.5	$682.4
Performance revenues related compensation expense	376.3	(13.6)	362.7
Net performance revenues	$246.6	$73.1	$319.7
Principal investment income (loss)	$186.3	$(138.2)	$48.1

(5)    Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the Non-GAAP results, and (vi) the reclassification of certain tax expenses associated with performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 5 to our consolidated financial statements).
Distributable Earnings for our reportable segments is as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity	$604.5	$579.4	$557.5
Global Credit	116.2	48.4	77.5
Investment Solutions	41.4	18.8	38.9
Total	$762.1	$646.6	$673.9

Segment Analysis
Discussed below is our DE and FRE for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.
Historically, we have conducted our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions. In the fourth quarter of 2020, in connection with our transition to a sole chief executive officer on October 1, 2020, our senior management began re-evaluating our operating structure. As a result, we revised our operating segments by combining Corporate Private Equity and Real Assets into a single segment called Global Private Equity to reflect how senior management manages and assesses the performance of the business and allocates resources. Effective with the three months ended December 31, 2020, we have modified the presentation of our segment financial information to reflect this change, with retrospective application to all prior periods presented. Consequently, information for the years ended December 31, 2019 and 2018 will be different from the historical segment financial results we previously reported in our reports filed with the SEC. There was no impact to the Global Credit and Investment Solutions segments as a result of this change.
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

Global Private Equity
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Global Private Equity segment:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,042.0	$1,106.6	$952.0
Portfolio advisory and transaction fees, net and other	22.8	38.9	56.7
Total fund level fee revenues	1,064.8	1,145.5	1,008.7
Realized performance revenues	404.5	301.8	566.2
Realized principal investment income	52.0	73.3	40.1
Interest income	3.3	8.7	13.7
Total revenues	1,524.6	1,529.3	1,628.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	501.9	510.6	508.3
Realized performance revenues related compensation	183.0	145.2	261.9
Total compensation and benefits	684.9	655.8	770.2
General, administrative, and other indirect expenses	157.9	215.2	231.7
Depreciation and amortization expense	22.0	32.1	24.1
Interest expense	55.3	46.8	45.2
Total expenses	920.1	949.9	1,071.2
(=) Distributable Earnings	$604.5	$579.4	$557.5
(-) Realized Net Performance Revenues	221.5	156.6	304.3
(-) Realized Principal Investment Income	52.0	73.3	40.1
(+) Net Interest	52.0	38.1	31.5
(=) Fee Related Earnings	$383.0	$387.6	$244.6

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 and Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Distributable Earnings
    Distributable earnings increased $25.1 million for the year ended December 31, 2020 as compared to 2019, and increased $21.9 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Distributable earnings, prior year	$579.4	$557.5
Increases (decreases):
(Decrease) increase in fee related earnings	(4.6)	143.0
Increase (decrease) in realized net performance revenues	64.9	(147.7)
(Decrease) increase in realized principal investment income	(21.3)	33.2
Increase in net interest	(13.9)	(6.6)
Total increase	25.1	21.9
Distributable earnings, current year	$604.5	$579.4

    Realized Net Performance Revenues. Realized net performance revenues increased $64.9 million for the year ended December 31, 2020 as compared to 2019, and decreased $147.7 million for the year ended December 31, 2019 as compared to 2018. Realized net performance revenues increased in 2020 as we began realizing carry from CP VI during the year, and we generated higher performance revenue realizations from our financial services and Europe real estate funds. Realized net performance revenues in 2019 were also impacted by the realized clawback on one of the Legacy Energy funds.

    The decrease in realized net performance revenues for the year ended December 31, 2019 as compared to 2018 was primarily due to to lower performance revenue realizations from our U.S., Europe and Asia buyout funds in carry, as well as $19.0 million of realized clawback on Riverstone Legacy Energy Fund IV in 2019, partially offset by higher realizations on our U.S. real estate funds.
    Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2020, 2019 and 2018, respectively:

Year Ended December 31,
2020	2019	2018
CP IV	CETP III	CP V
CP V	CAP III	CEP III
CP VI	CGFSP II	CAP III
CETP III	CETP II	CETP III
CGFSP I	CP V	CRP VII
CRP VII	CPI	CRP III
CERF	Energy IV (clawback)	CRP VI
CEREP III	CRP III
CPI	CRP VI
CGFSP II	CRP VII
CRP III	CRP V
CCI

    Realized Principal Investment Income. Realized principal investment income decreased $21.3 million for the year ended December 31, 2020 as compared to 2019 and increased $33.2 million for the year ended December 31, 2019 as compared to 2018. The decrease in realized principal investment income for the year ended December 31, 2020 as compared to 2019 was primarily due to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund in 2019, partially offset by higher realized gains in 2020 from CP VI, CEP IV and CAP IV.
The increase in realized principal investment income for the year ended December 31, 2019 as compared to 2018 primarily relates to the aforementioned $71.5 million French tax matter recovery, which reversed a portion of an investment loss recognized in 2015 (see Note 9 of our consolidated financial statements for more information on this matter), partially offset by realized losses in 2019 from CP VI and CEP IV compared to realized gains in 2018 from CP VI, CEP III and CAP IV.

Fee Related Earnings

    Fee related earnings decreased $4.6 million for the year ended December 31, 2020 as compared to 2019, and increased $143.0 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the change in fee related earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Fee related earnings, prior year	$387.6	$244.6
Increases (decreases):
(Decrease) increase in fee revenues	(80.7)	136.8
Decrease (increase) in cash-based compensation	8.7	(2.3)
Decrease in general, administrative and other indirect expenses	57.3	16.5
All other changes	10.1	(8.0)
Total (decrease) increase	(4.6)	143.0
Fee related earnings, current year	$383.0	$387.6
    Fee Revenues. Total fee revenues decreased $80.7 million for the year ended December 31, 2020 as compared to 2019 and increased $136.8 million for the year ended December 31, 2019 as compared to 2018, due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
(Lower) higher fund management fees	$(64.6)	$154.6
Lower portfolio advisory and transaction fees, net and other	(16.1)	(17.8)
Total (decrease) increase in fee revenues	$(80.7)	$136.8
    The decrease in fund management fees for the year ended December 31, 2020 as compared to 2019 was primarily due to lower management fees from CGIOF, including $20.4 million in catch-up management fees for subsequent closes in 2019, and lower management fees from NGP X, NGP XI and NGP XII. These decreases were partially offset by higher management fees from CIEP II, including catch-up management fees of $6.6 million in 2020, activation of management fees in 2020 on our fourth Japan buyout fund (“CJP IV”), and higher management fees from CETP IV.
    The increase in fund management fees for the year ended December 31, 2019 as compared to 2018 was primarily due to the activation of management fees during 2018 on our seventh U.S. buyout fund (“CP VII”), our fifth Asia buyout fund (“CAP V”) and our fifth Europe buyout fund (“CEP V”), and on our fourth Europe technology fund (“CETP IV”) during the third quarter of 2019. We also had increased management fees from CGIOF, CIEP II, CPI and NGP XII, partially offset by lower management fees from CRP VII, CIEP I, CEREP III and CRP V. Management fees also increased as a result of $26.4 million in catch-up management fees for subsequent closes in 2019 for CGIOF and NGP XII. These increases were partially offset by lower fee rates and a lower basis for CP VI, CAP IV, CEP IV, and CETP III as they exited the investment period.
    The weighted average management fee rate decreased slightly from 1.26% at December 31, 2019 to 1.25% at December 31, 2020. Fee-earning AUM was $91.6 billion and $94.8 billion as of December 31, 2020 and 2019, respectively, reflecting a decrease of $3.2 billion.

    The weighted average management fee rate increased from 1.23% at December 31, 2018 to 1.26% at December 31, 2019. The increase in the weighted average management fee rate was driven by additional fundraising and fee activation in funds with higher effective fee rates than the segment weighted average. Fee-earning AUM was $94.8 billion and $95.3 billion as of December 31, 2019 and 2018, respectively, reflecting a decrease of $0.5 billion

    The decrease in transaction fees for the year ended December 31, 2020 as compared to 2019 resulted primarily from transaction fees related to investments in CP VII, CIEP and CJP III in 2019, partially offset by transaction fees related to investments in CGFSP II, CGFSP III and CIEP II in 2020. The decrease in transaction fees for the year ended December 31, 2019 as compared to 2018 resulted primarily from transaction fees related to significant investments in CP VII and one significant investment in CAP IV in 2018, partially offset by transaction fees in CIEP and CJP III in 2019.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $8.7 million, or 2%, for the year ended December 31, 2020 as compared to 2019, primarily due to lower cash bonuses as a result of decreased headcount. Cash-based compensation and benefits expense increased $2.3 million for the year ended December 31, 2019 as compared to 2018, primarily due to higher cash bonuses in 2019.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $57.3 million for the year ended December 31, 2020 as compared to 2019, primarily due to the allocated portion of the cost recovery associated with the CCC matter of $20.3 million (see Note 9 to the consolidated financial statements for more information), lower professional fees and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic. General, administrative and other indirect expenses decreased $16.5 million for the year ended December 31, 2019 as compared to 2018 primarily due to lower external costs associated with fundraising activities.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$55,937	$54,902	$51,274
Fee-earning AUM based on invested capital	30,129	35,012	39,827
Fee-earning AUM based on net asset value	3,208	2,308	1,479
Fee-earning AUM based on lower of cost or fair value and other	2,297	2,589	2,755
Total Fee-earning AUM	$91,571	$94,811	$95,335
Weighted Average Management Fee Rates (2)
All Funds	1.25%	1.26%	1.22%
Funds in Investment Period	1.37%	1.41%	1.41%

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$94,811	$95,335	$67,183
Inflows (1)	5,400	8,315	35,893
Outflows (including realizations) (2)	(9,514)	(8,591)	(7,223)
Market Activity & Other (3)	(306)	(9)	(117)
Foreign Exchange (4)	1,180	(239)	(401)
Balance, End of Period	$91,571	$94,811	$95,335

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
Fee-earning AUM was $91.6 billion at December 31, 2020, a decrease of $3.2 billion, or 3%, compared to $94.8 billion at December 31, 2019. This was driven by outflows of $9.5 billion which were principally a result of dispositions in our U.S. Buyout, NGP Energy, and Legacy Energy funds, as well as distributions in other funds outside of their investment period. Partially offsetting this were inflows of $5.4 billion primarily related to the activation of management fees in CJP IV, subscriptions in CPI, and new fee-paying commitments raised in various other funds. Also offsetting the decrease was positive foreign exchange activity of $1.2 billion from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $94.8 billion at December 31, 2019, a decrease of $0.5 billion, or 1%, compared to $$95.3 billion at December 31, 2018. This was driven by outflows of $8.6 billion which were principally a result of dispositions in our U.S. Buyout, U.S. Real Estate, NGP Energy, and Europe Buyout funds, as well as distributions in other funds outside of their investment period. This was offset by inflows of $8.3 billion primarily related to the activation of management fees in CIEP II and CETP IV, as well as new fee-paying commitments raised in various other funds.
Fee-earning AUM was $95.3 billion at December 31, 2018, an increase of $28.2 billion, or 42%, compared to $67.2 billion at December 31, 2017. This was driven by inflows of $35.9 billion principally from the activation of management fees in CP VII, CEP V, and CAP V. This was partially offset by outflows of $7.2 billion which were principally the result of fee basis stepdowns in CP VI, CEP IV and CAP IV, as well as distributions in other funds outside of their investment period.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2020
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$129,784	$126,399	$115,446
Inflows (1)	3,550	10,663	22,576
Outflows (including realizations) (2)	(9,589)	(9,904)	(14,132)
Market Activity & Other (3)	6,412	2,948	3,338
Foreign Exchange (4)	1,623	(322)	(829)
Balance, End of Period	$131,780	$129,784	$126,399

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
Total AUM was $131.8 billion at December 31, 2020, an increase of $2.0 billion, or 2%, compared to $129.8 billion at December 31, 2019. This increase was driven by $3.6 billion of inflows primarily due to fundraising in CPI, CIEP II, and CJP IV. Also contributing to this increase was market appreciation of $6.4 billion. The carry funds driving appreciation for the period included $6.1 billion attributable to CP VI, $1.3 billion attributable to CAP IV, and $0.8 billion attributable to CP VII, offset by $(1.0) billion attributable to NGP XI and $(0.5) billion attributable to CIEP. The increase of $1.6 billion in foreign exchange activity was primarily from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD. Partially offsetting the increase were $9.6 billion of outflows driven primarily by distributions in our U.S. Buyout, Asia Buyout and U.S. Real Estate funds.
Total AUM was $129.8 billion at December 31, 2019, an increase of $3.4 billion, or 3%, compared to $126.4 billion at December 31, 2018. This increase was driven by $10.7 billion of inflows primarily due to fundraising in CJP IV, CGP II, CETP IV, and CIEP II. Also contributing to this increase was market appreciation and other activity of $2.9 billion due to appreciation in our carry funds partially offset by the impact of management fees and expenses. The carry funds driving appreciation for the period included $0.9 billion attributable to CP VI, $0.5 billion attributable to CP VII, and $0.4 billion attributable to CAP V. Partially offsetting the increase were $9.9 billion of outflows driven primarily by distributions in our U.S. Real Estate, NGP Energy, and U.S. Buyout funds.
Total AUM was $126.4 billion at December 31, 2018, an increase of $11.0 billion, or 9%, compared to $115.4 billion at December 31, 2017. This increase was driven by $22.6 billion of inflows primarily due to fundraising in CEP IV, CP VII, and CAP V. Also contributing to this increase was market appreciation and other activity of $3.3 billion. The carry funds driving appreciation for the period included $1.0 billion attributable to CP VI, $0.5 billion attributable to CEP IV, and $0.4 billion attributable to CP V. Partially offsetting this increase were $14.1 billion of outflows driven primarily by distributions in our U.S. Buyout, Asia Buyout and U.S. Real Estate funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2020, which we refer to as our “significant funds,”

is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of December 31, 2020						As of December 31, 2020
Fund (Fee Initiation Date/Stepdown Date)	Committed Capital	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VII (May 2018 / May 2024)	$18,510	$11,622	63%	$516	$12,252	1.1x	NM	NM	$—	$1,029	2.9x	75%
CP VI (May 2013 / May 2018)	$13,000	$13,019	100%	$8,221	$17,297	2.0x	19%	15%	$1,095	$11,570	2.4x	28%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$26,217	$1,606	2.1x	18%	14%	$143	$26,793	2.5x	24%
CEP V (Oct 2018 / Oct 2024)	€6,416	€1,821	28%	€12	€1,735	1.0x	NM	NM	$—	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,753	102%	€2,104	€3,038	1.4x	11%	7%	$—	€1,863	1.8x	24%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,156	97%	€10,995	€405	2.2x	19%	14%	$32	€11,299	2.4x	20%
CEP II (Sep 2003 / Jul 2007)	€1,805	€2,048	113%	€4,113	€25	2.0x	36%	20%	$4	€4,123	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$2,335	36%	$280	$2,836	1.3x	48%	20%	$43	n/a	n/a	n/a
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$3,019	$3,943	1.7x	17%	11%	$250	$4,261	3.0x	35%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,417	$205	1.8x	16%	11%	$21	$4,417	2.1x	19%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥—	0%	¥—	¥—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥79,367	¥87,112	1.8x	19%	11%	$55	¥81,420	2.8x	37%
CJP II (Oct 2006 / Jul 2013)	¥165,600	¥141,867	86%	¥205,301	¥1,080	1.5x	7%	3%	$—	¥203,831	1.5x	7%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$715	71%	$4	$841	1.2x	21%	9%	$4	n/a	n/a	n/a
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,041	$935	2.1x	25%	18%	$61	$1,009	2.1x	29%
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,090	87%	$381	$2,121	1.2x	8%	3%	$—	$399	1.5x	31%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,174	105%	$1,505	$264	1.5x	12%	8%	$30	$1,359	1.8x	23%
CETP IV (Jul 2019 / Jul 2025)	€1,350	€461	34%	€—	€469	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€592	90%	€1,063	€469	2.6x	43%	30%	$30	€1,064	4.5x	53%
CGP II (Dec 2020 / Jan 2025)	$1,840	$175	10%	$—	$169	1.0x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$2,933	82%	$248	$2,991	1.1x	3%	2%	$—	n/a	n/a	n/a
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,114	$130	1.3x	7%	2%	$—	$1,085	1.4x	9%
All Other Active Funds & Vehicles(10)		$16,528	n/a	$16,136	$9,963	1.6x	12%	9%	$45	$16,607	2.1x	17%
Fully Realized Funds & Vehicles(11)		$23,553	n/a	$59,821	$—	2.5x	28%	21%	$5	$59,821	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$115,036	n/a	$148,040	$63,915	1.8x	25%	17%	$1,814	$153,548	2.4x	27%
Real Estate
CRP VIII (Aug 2017 / May 2022)	$5,505	$2,955	54%	$639	$2,964	1.2x	NM	NM	$33	$651	1.9x	62%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,779	91%	$3,775	$2,173	1.6x	19%	12%	$91	$3,665	1.8x	26%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,154	92%	$3,622	$276	1.8x	27%	18%	$3	$3,472	2.0x	32%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,349	112%	$5,098	$827	1.8x	12%	9%	$149	$5,839	1.8x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,215	128%	$1,950	$9	1.6x	7%	4%	$—	$1,949	1.7x	7%
CPI (May 2016 / n/a)	$4,338	$3,118	72%	$630	$3,162	1.2x	14%	12%	$12	$231	1.6x	NM
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,403	€84	1.2x	4%	1%	$—	€2,440	1.2x	4%
All Other Active Funds & Vehicles(14)		$3,285	n/a	$3,041	$2,011	1.5x	10%	8%	$10	$2,790	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,291	n/a	$6,961	$3	1.3x	12%	6%	$—	$6,964	1.3x	13%
TOTAL REAL ESTATE(13)		$27,657	n/a	$28,653	$11,527	1.5x	12%	7%	$298	$28,543	1.6x	12%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$602	26%	$7	$558	0.9x	NM	NM	$—	n/a	n/a	n/a
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,334	93%	$883	$2,184	1.3x	13%	6%	$—	$1,344	2.0x	22%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,229	81%	$324	$1,262	1.3x	11%	5%	$—	n/a	n/a	n/a
CGIOF (Dec 2018 / Sep 2023)	$2,201	$466	21%	$29	$360	0.8x	NM	NM	$—	$31	2.6x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,186	51%	$13	$2,285	1.1x	NM	NM	$—	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,930	93%	$1,703	$3,498	1.1x	2%	Neg	$—	$1,591	1.1x	33%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,344	93%	$2,989	$503	1.0x	1%	Neg	$—	$2,902	1.3x	10%
All Other Active Funds & Vehicles(17)		$2,785	n/a	$1,219	$2,215	1.2x	9%	7%	$6	$1,407	2.0x	25%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES		$19,066	n/a	$8,603	$12,865	1.1x	4%	1%	$6	$37,254	1.5x	11%

Legacy Energy Funds(16)		$16,552	n/a	$23,234	$778	1.5x	12%	6%	$(4)	$23,552	1.5x	14%

(1)    Represents the original cost of investments since inception of the fund.
(2)    Represents all realized proceeds since inception of the fund.
(3)    Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
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
(6)    Gross Internal Rate of Return (“Gross IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(7)    Net Internal Rate of Return (“Net IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(8)    Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(9)    Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(10)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMA's), and stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CSABF, CPF, CAP Growth I, and CBPF II.
(11)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CMG, CVP I, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.
(12)    For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(13)    For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(14)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMA's), and stand-alone investments arranged by us: CCR and CER.
(15)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRCP I, CAREP I, CAREP II, CEREP I, and CEREP II.
(16)    Aggregate includes the following Legacy Energy funds and related co-investments: Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II.

(17)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMA's), and stand-alone investments arranged by us: NGP GAP, CPOCP, CRSEF, and NGP RP.
(18)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CIP.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$324.2	$307.2	$243.0
Portfolio advisory and transaction fees, net and other	34.0	14.6	6.1
Total fund level fee revenues	358.2	321.8	249.1
Realized performance revenues	26.5	1.8	9.8
Realized principal investment income	18.7	12.0	7.9
Interest income	10.4	14.2	15.3
Total revenues	413.8	349.8	282.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	206.1	185.2	140.4
Realized performance revenues related compensation	12.2	0.4	4.5
Total compensation and benefits	218.3	185.6	144.9
General, administrative, and other indirect expenses	45.7	78.9	30.5
Depreciation and amortization expense	7.0	9.9	6.3
Interest expense	26.6	27.0	22.9
Total expenses	297.6	301.4	204.6
(=) Distributable Earnings	$116.2	$48.4	$77.5
(-) Realized Net Performance Revenues	14.3	1.4	5.3
(-) Realized Principal Investment Income	18.7	12.0	7.9
(+) Net Interest	16.2	12.8	7.6
(=) Fee Related Earnings	$99.4	$47.8	$71.9

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 and Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Distributable Earnings
Distributable earnings increased $67.8 million for the year ended December 31, 2020 as compared to 2019, and decreased $29.1 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Distributable earnings, prior year	$48.4	$77.5
Increases (decreases):
Increase (decrease) in fee related earnings	51.6	(24.1)
Increase (decrease) in realized net performance revenues	12.9	(3.9)
Increase in realized principal investment income	6.7	4.1
Increase in net interest	(3.4)	(5.2)
Total increase (decrease)	67.8	(29.1)
Distributable earnings, current year	$116.2	$48.4

Realized Net Performance Revenues. Realized net performance revenues increased $12.9 million for the year ended December 31, 2020 as compared to 2019 primarily driven by Carlyle Aviation Partners in 2020. Realized net performance revenues decreased $3.9 million for the year ended December 31, 2019 as compared to 2018. The majority of realized net performance revenues was generated by our distressed debt carry funds and our business development companies in 2018.

Realized Principal Investment Income. Realized principal investment income increased $6.7 million for the year ended December 31, 2020 as compared to 2019 and increased $4.1 million for the year ended December 31, 2019 as compared to 2018. The increase in realized principal investment income for the year ended December 31, 2020 as compared to 2019 was primarily due to realized losses in one of our energy mezzanine funds in 2019 and higher realized gains on investments in our business development companies. The increase in realized principal investment income for the year ended December 31, 2019 as compared to 2018 was primarily due to higher dividends from our Interval Fund in 2019.

Fee Related Earnings
    Fee related earnings increased $51.6 million for the year ended December 31, 2020 as compared to 2019, and decreased $24.1 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the change in fee related earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Fee related earnings, prior year	$47.8	$71.9
Increases (Decreases):
Increase in fee revenues	36.4	72.7
Increase in cash-based compensation	(20.9)	(44.8)
Decrease (increase) in general, administrative and other indirect expenses	33.2	(48.4)
All other changes	2.9	(3.6)
Total increase (decrease)	51.6	(24.1)
Fee related earnings, current year	$99.4	$47.8

Fee Revenues. Total fee revenues increased $36.4 million for the year ended December 31, 2020 as compared to 2019 and increased $72.7 million for the year ended December 31, 2019 as compared to 2018, due to the following:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Higher fund management fees	$17.0	$64.2
Higher portfolio advisory and transaction fees, net and other	19.4	8.5
Total increase in fee revenues	$36.4	$72.7
The increase in fund management fees for the year ended December 31, 2020 as compared to 2019 was primarily driven by increased management fees from our structured credit funds, opportunistic credit carry fund, direct lending platform, Carlyle FRL and Carlyle Aviation Partners, partially offset by lower management fees from our energy mezzanine carry funds.
The increase in fund management fees for the year ended December 31, 2019 as compared to 2018 was primarily driven by management fees from Carlyle Aviation Partners, which was acquired in December 2018, management fees from CLOs that originated in 2018 and 2019, as well as increased management fees from our direct lending platform.
The weighted average management fee rate on our carry funds increased from 1.20% at December 31, 2019 to 1.22% at December 31, 2020 primarily due to fundraising in Carlyle Aviation Partners.
The weighted average management fee rate on our carry funds decreased from 1.23% at December 31, 2018 to 1.20% at December 31, 2019 primarily due to the step-down of the fee rate and basis in CEMOF II.

    The increase in portfolio advisory and transaction fees, net, and other fees for the years ended December 31, 2020 and 2019 as compared to the respective periods resulted primarily from transaction fees associated with Carlyle FRL in 2020 (see Note 5 of our consolidated financial statements for more information) and increased underwriting fees related to Carlyle Global Capital Markets.

    The increase in portfolio advisory and transaction fees, net, and other fees for the years ended December 31, 2019 and 2018 as compared to the respective periods resulted primarily from increased underwriting fees related to Carlyle Global Capital Markets.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $20.9 million for the year ended December 31, 2020 as compared to 2019 primarily due to increased headcount and higher cash bonuses. Cash-based compensation and benefits expense increased $44.8 million for the year ended December 31, 2019 as compared to 2018 primarily due to the Carlyle Aviation Partners acquisition, as well as increased headcount and higher cash bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $33.2 million for the year ended December 31, 2020 as compared to 2019 primarily due the allocated portion of the cost recovery associated with the CCC matter of $6.3 million during the three months ended March 31, 2020 (see Note 9 to the consolidated financial statements for more information), as well as lower professional fees, due in part to expense recoveries from Carlyle FRL, and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
General, administrative and other indirect expenses increased $48.4 million for the year ended December 31, 2019 as compared to 2018 primarily due to $31.5 million of insurance proceeds related to commodities received in 2018 as well as increases related to our acquisition of Carlyle Aviation Partners in December 2018.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2020	2019	2018
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$3,921	$4,727	$7,403
Fee-earning AUM based on invested capital	5,607	4,509	1,885
Fee-earning AUM based on collateral balances, at par	26,480	24,887	22,921
Fee-earning AUM based on net asset value	1,578	1,561	867
Fee-earning AUM based on other (2)	4,547	2,178	2,076
Total Fee-earning AUM	$42,133	$37,862	$35,152
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.22%	1.20%	1.23%

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes funds with fees based on gross asset value.
(3)Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,862	$35,152	$27,262
Inflows (1)	6,368	4,437	9,179
Outflows (including realizations) (2)	(3,906)	(2,663)	(1,228)
Market Activity & Other (3)	618	1,067	253
Foreign Exchange (4)	1,191	(131)	(314)
Balance, End of Period	$42,133	$37,862	$35,152

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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

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

Fee-earning AUM was $42.1 billion at December 31, 2020, an increase of $4.2 billion, or 11%, compared to $37.9 billion at December 31, 2019. Driving the increase were inflows of $6.4 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLOs, fee-paying third-party capital raised in our insurance business, and investment activity in CCOF, as well as $1.2 billion in foreign exchange activity related to the translation of our EUR-denominated CLOs to USD. Partially offsetting the increase were $3.9 billion of outflows primarily related to a fee basis step-down in CEMOF II and runoff of our CLO collateral balances. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $37.9 billion at December 31, 2019, an increase of $2.7 billion, or 8%, compared to $35.2 billion at December 31, 2018. Driving the increase were inflows of $4.4 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLO’s and follow-on closes in CCOF, as well as $1.1 billion of market and other activity primarily related to increases in gross asset value in our BDCs and securitization vehicles. Partially offsetting the increase were $2.7 billion of outflows primarily related to a fee basis step-down in CEMOF II and runoff of our CLO collateral balances.
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
Total AUM as of and for each of the Three Years in the Period Ended December 31, 2020
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$49,412	$44,417	$33,324
Inflows (1)	9,497	6,338	12,062
Outflows (including realizations) (2)	(4,167)	(2,396)	(1,148)
Market Activity & Other (3)	402	1,190	511
Foreign Exchange (4)	737	(137)	(332)
Balance, End of Period	$55,881	$49,412	$44,417

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
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, runoff of CLO collateral balances, and the expiration of available capital.
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

Total AUM was $55.9 billion at December 31, 2020, an increase of $6.5 billion, or 13%, compared to $49.4 billion at December 31, 2019. This was driven by $9.5 billion of inflows primarily due to new U.S. and Europe CLO issuances, fundraising in CCOF II, and closings in various platform accounts. Also driving the increase was $0.7 billion in foreign exchange activity related to the translation of our EUR-denominated CLOs to USD. Partially offsetting the increase were outflows of $4.2 billion primarily related to distributions in our Energy Credit and Aviation funds, as well as CLO run-off.
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

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2020
Fund (Fee Initiation Date/Stepdown Date)	Committed Capital	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Clawback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$1,848	74%	$805	$1,307	1.1x	13%	1%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$846	$175	1.5x	21%	11%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$62	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$1,880	$90	5%	$—	$90	1.0x	NM	NM	$—
CCOF I (Nov 2017 / Sep 2022)	$2,373	$2,694	114%	$915	$2,178	1.1x	21%	15%	$30
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,696	60%	$718	$952	1.0x	Neg	Neg	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$880	$122	0.6x	Neg	Neg	$—
CSC (Mar 2017 / n/a)	$838	$1,303	155%	$655	$844	1.2x	15%	11%	$18
All Other Active Funds & Vehicles(9)		$3,355	n/a	$2,869	$873	1.1x	6%	1%	$17
Fully Realized Funds & Vehicles(10)		$1,447	n/a	$1,988	$—	1.4x	12%	7%	$—
TOTAL GLOBAL CREDIT		$16,093	n/a	$12,108	$6,602	1.2x	9%	3%	$72

(1)    Represents the original cost of investments since the inception of the fund. For CSP II and CSP III, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(2)    Represents all realized proceeds since inception of the fund.
(3)    Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(4)    Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)    Gross Internal Rate of Return (“Gross IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(6)    Net Internal Rate of Return (“Net IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(7)    Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(8)    For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(9)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMA's), and stand-alone investments arranged by us: SASOF II, SASOF III, and SASOF IV.
(10)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.

Investment Solutions
    The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$193.0	$157.1	$166.8
Portfolio advisory and transaction fees, net and other	0.1	—	0.4
Total fund level fee revenues	193.1	157.1	167.2
Realized performance revenues	155.1	70.7	106.4
Realized principal investment income	2.3	1.7	0.1
Interest income	0.6	1.5	1.4
Total revenues	351.1	231.0	275.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	113.5	96.3	92.0
Realized performance revenues related compensation	144.6	64.6	96.3
Total compensation and benefits	258.1	160.9	188.3
General, administrative, and other indirect expenses	37.8	37.2	36.6
Depreciation and amortization expense	4.5	6.2	4.7
Interest expense	9.3	7.9	6.6
Total expenses	309.7	212.2	236.2
(=) Distributable Earnings	$41.4	$18.8	$38.9
(-) Realized Net Performance Revenues	10.5	6.1	10.1
(-) Realized Principal Investment Income	2.3	1.7	0.1
(+) Net Interest	8.7	6.4	5.2
(=) Fee Related Earnings	$37.3	$17.4	$33.9

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 and Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Distributable Earnings
    Distributable earnings increased $22.6 million for the year ended December 31, 2020 as compared to 2019, and decreased $20.1 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the change in distributable earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Distributable earnings, prior year	$18.8	$38.9
Increases (decreases):
Increase (decrease) in fee related earnings	19.9	(16.5)
Increase (decrease) in realized net performance revenues	4.4	(4.0)
Increase in realized principal investment income	0.6	1.6
Increase in net interest	(2.3)	(1.2)
Total increase (decrease)	22.6	(20.1)
Distributable earnings, current year	$41.4	$18.8
    Realized Net Performance Revenues. Realized net performance revenues increased $4.4 million for the year ended December 31, 2020 as compared to 2019, and decreased $4.0 million for the year ended December 31, 2019 as compared to 2018. Substantially all of the realized net performance revenues were generated from AlpInvest carry fund vehicles for the years ended December 31, 2020, 2019 and 2018. Performance revenues from our Investment Solutions segment pay a higher ratio of performance revenues as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest with respect to the historical investments and commitments to our AlpInvest fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest with respect to commitments from the historical owners of AlpInvest for the period between 2011 and 2020, except in certain instances, and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). As funds that have launched since our acquisition of AlpInvest in 2011 begin to realize performance revenues, an increasing share of net realized performance revenues will be for our benefit.
Fee Related Earnings
    Fee related earnings increased $19.9 million for the year ended December 31, 2020 as compared to 2019, and decreased $16.5 million for the year ended December 31, 2019 as compared to 2018. The following table provides the components of the change in fee related earnings for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Fee related earnings, prior year	$17.4	$33.9
Increases (decreases):
Increase (decrease) in fee revenues	36.0	(10.1)
Increase in cash-based compensation	(17.2)	(4.3)
Increase in general, administrative and other indirect expenses	(0.6)	(0.6)
All other changes	1.7	(1.5)
Total increase (decrease)	19.9	(16.5)
Fee related earnings, current year	$37.3	$17.4

    Fee Revenues. Total fee revenues increased $36.0 million for the year ended December 31, 2020 as compared to 2019, primarily due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund and higher catch-up management fees on our real estate fund-of-fund vehicles.

    Total fee revenues decreased $10.1 million for the year ended December 31, 2019 as compared to 2018, primarily due to decreased management fees from our private equity fund vehicles and lower catch-up management fees on our real estate fund-of-fund vehicles. In addition, realizations outpaced new fundraising, leading to lower Fee-earning AUM.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $17.2 million for the year ended December 31, 2020 as compared to 2019, primarily due to an increase in 2020 cash bonuses.
Cash-based compensation and benefits expense increased $4.3 million for the year ended December 31, 2019 as compared to 2018, primarily due to an increase in headcount and 2019 cash bonuses.

    General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.6 million for the year ended December 31, 2020 as compared to 2019, primarily due to increased professional fees, partially offset by the allocated portion of the cost recovery associated with the CCC matter of $3.3 million during the three months ended March 31, 2020 (see Note 9 to the consolidated financial statements for more information.) and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2020	2019	2018
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$17,871	$12,430	$11,355
Fee-earning AUM based on invested capital (2)	2,319	2,118	1,657
Fee-earning AUM based on net asset value	3,180	662	942
Fee-earning AUM based on lower of cost or fair market value	13,028	13,174	15,111
Total Fee-earning AUM	$36,398	$28,384	$29,065

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,384	$29,065	$30,150
Inflows (1)	10,713	3,708	5,092
Outflows (including realizations) (2)	(3,710)	(4,039)	(5,035)
Market Activity & Other (3)	(778)	57	(74)
Foreign Exchange (4)	1,789	(407)	(1,068)
Balance, End of Period	$36,398	$28,384	$29,065

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
Fee-earning AUM was $36.4 billion at December 31, 2020, an increase of $8.0 billion, or 28%, compared to $28.4 billion at December 31, 2019. This increase was driven by inflows of $10.7 billion primarily attributable to fundraising in our AlpInvest funds as well as capital deployed in our AlpInvest funds which charge fees based on invested capital. Foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD resulted in an increase in Fee-earning AUM of $1.8 billion. Partially offsetting this increase were outflows of $3.7 billion primarily attributable to distributions in our AlpInvest funds. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments.
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
Total AUM as of and for each of the Three Years in the Period Ended December 31, 2020
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$45,246	$45,654	$46,291
Inflows (1)	13,855	2,969	4,063
Outflows (including realizations) (2)	(7,721)	(7,887)	(9,480)
Market Activity & Other (3)	3,566	5,008	6,488
Foreign Exchange (4)	3,162	(498)	(1,708)
Balance, End of Period	$58,108	$45,246	$45,654

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

(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to December 31, 2020.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $58.1 billion as of December 31, 2020, an increase of $12.9 billion, or 29%, compared to $45.2 billion as of December 31, 2019. Driving this increase were $13.9 billion of inflows principally from new commitments raised in our AlpInvest secondaries and coinvestment programs, $3.6 billion of market and other activity, and $3.2 billion of foreign exchange gains related to the translation of our AlpInvest AUM from EUR to USD. Offsetting the increase were $7.7 billion of outflows primarily due to distributions in our AlpInvest funds.
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
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2020, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of December 31, 2020
Investment Solutions (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Clawback) (12)
			(Reported in Local Currency, in Millions)
AlpInvest(13)
Main Fund VI - Fund Investments	2015	€1,106	€913	€407	€978	€1,385	1.5x	20%	18%	$1
Main Fund V - Fund Investments	2012	€5,080	€5,162	€3,779	€4,960	€8,739	1.7x	17%	16%	$13
Main Fund IV - Fund Investments	2009	€4,877	€5,282	€6,985	€3,163	€10,148	1.9x	17%	17%	$2
Main Fund III - Fund Investments	2005	€11,500	€12,473	€18,723	€2,143	€20,867	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,683	€7,264	€255	€7,519	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,111	€6,726	€64	€6,790	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,129	$1,091	$5	$1,133	$1,138	1.0x	NM	NM	$—
AlpInvest Secondaries Fund VII	2020	$6,769	$772	$4	$802	$806	1.0x	NM	NM	$—
Main Fund VI - Secondary Investments	2017	$6,017	$4,783	$1,010	$4,886	$5,896	1.2x	13%	10%	$24
AlpInvest Secondaries Fund VI	2017	$3,333	$2,634	$517	$2,672	$3,189	1.2x	12%	8%	$15
Main Fund V - Secondary Investments	2011	€4,273	€4,024	€5,202	€1,491	€6,693	1.7x	19%	18%	$29
Main Fund IV - Secondary Investments	2010	€1,859	€1,890	€3,087	€139	€3,226	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,272	€3,442	€51	€3,493	1.5x	11%	10%	$—
Main Fund II - Secondary Investments	2003	€998	€972	€1,763	€15	€1,779	1.8x	27%	26%	$—
Main Fund VII - Co-Investments	2017	$2,842	$2,186	$64	$2,764	$2,829	1.3x	15%	12%	$19
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,343	$30	$1,729	$1,759	1.3x	16%	12%	$14
Main Fund VI - Co-Investments	2014	€1,115	€909	€1,290	€931	€2,221	2.4x	28%	26%	$11
Main Fund V - Co-Investments	2012	€1,124	€1,010	€2,056	€656	€2,712	2.7x	29%	27%	$6
Main Fund IV - Co-Investments	2010	€1,475	€1,304	€3,151	€431	€3,582	2.7x	23%	22%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,657	€3,534	€386	€3,920	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€1,902	€2,422	€163	€2,585	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€730	€1,003	€9	€1,012	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		€5,842	€2,399	€4,947	€7,346	1.3x	8%	7%	$37
Fully Realized Funds & Vehicles	Various		€2,069	€4,691	€2	€4,693	2.3x	35%	32%	$—
TOTAL ALPINVEST (USD)(11)			$77,939	$95,841	$33,100	$128,942	1.7x	13%	12%	$144

Metropolitan Real Estate
MRE Secondaries Fund II	2017	$1,092	$315	$79	$274	$352	1.1x	8%	Neg	$0
All Other Active Funds & Vehicles	Various		$2,821	$2,791	$782	$3,573	1.3x	6%	4%	$1
Fully Realized Funds & Vehicles	Various		$597	$721	$—	$722	1.2x	4%	2%	$—
TOTAL METROPOLITAN REAL ESTATE			$3,734	$3,591	$1,056	$4,647	1.2x	6%	3%	$1

(1)    Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of December 31, 2020, these excluded investments represent $1.5 billion of AUM at AlpInvest.
(2)    Represents the original cost of investments since inception of the fund.
(3)    To exclude the impact of FX, all foreign currency cash flows have been converted to the currency representing a majority of the capital committed to the relevant fund at the reporting period spot rate.

(4)    Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(5)    Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(6)    Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying funds, before management fees, expenses and carried interest at the AlpInvest/Metropolitan Real Estate level.
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
(8)    As used herein, ‘Main Funds’ are each comprised of (i) an anchor mandate(s) (i.e., generally the largest account(s) within a strategy’s investment program) and (ii) AlpInvest’s other advisory client mandates with investment periods that fall within the relevant investment periods under the mandate of the anchor mandate(s) (but do not overlap with more than one such investment period). AlpInvest’s commingled funds, AlpInvest Secondaries Fund VI (“ASF VI”), ASF VII and AlpInvest Co-Investment Fund VII (“ACF VII”) are part of the Main Funds. Mezzanine Main Funds include mezzanine investments across all strategies (i.e., Primary Funds, Secondaries, and Co-Investments).
(9)    Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, all ‘clean technology’ private equity investments, all strategic co-investment mandates that invest in co-investment opportunities arising out of an investor’s own separate private equity relationships and invitations, all strategic capital mandates, any state-focused investment mandates, and all other investors whose investments are not reflected in a Main Fund.
(10)    For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(11)    For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(12)    Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(13)    "Main Fund" entries represent a combination of a commingled fund and SMA vehicles which together comprise a "program" vintage. Indented lines shown for AlpInvest Secondaries Funds VII, VI and AlpInvest Co-Investment Fund VII reflect a breakout of the commingled fund, which is part of the larger program vintage.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to equityholders. Approximately 95% – 97% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, advisors and other professionals.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $775.0 million of available capacity as of December 31, 2020. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
    Cash and cash equivalents. Cash and cash equivalents were approximately $987.6 million at December 31, 2020. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
    Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. There were no corporate treasury investments as of December 31, 2020.
    After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents is approximately $880 million as of December 31, 2020. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.40% at December 31, 2020).
    The senior revolving credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended and restated senior revolving credit facility) of at least $75.0 billion and a total leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the senior revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
    Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year team, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of December 31, 2020, there was no outstanding balance under this facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Company’s outstanding CLO term loans were $356.1 million and $324.9 million at December 31, 2020 and 2019, respectively. The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2020, $336.5 million of these loans are secured by investments attributable to The Carlyle Group Inc. See Note 7 of our financial statements for more information on our CLO term loans.
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
    5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.

3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of December 31, 2020, $250.0 million of these notes remain outstanding.
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

Our accrued performance allocations by segment as of December 31, 2020, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$3,926.1	$(18.4)	$3,907.7
Global Credit	132.3	(0.3)	132.0
Investment Solutions (1)	910.2	—	910.2
Total	$4,968.6	$(18.7)	$4,949.9
Less: Accrued performance allocation-related compensation			(2,534.4)
Less: Deferred taxes on certain foreign accrued performance allocations			(56.0)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(11.7)
Net accrued performance revenues before timing differences			2,347.8
Less/Plus: Timing differences between the period when accrued performance revenues are realized and the period they are collected/distributed			(16.5)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,331.3

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
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2020, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2018	FY 2019	FY 2020
Overall Carry Fund Appreciation/(Depreciation)	9%	9%	10%
Global Private Equity(2)				$2,114.8
Corporate Private Equity	5%	8%	19%	1,813.7
Real Estate	8%	16%	8%	298.3
Natural Resources	6%	(5)%	(16)%	6.4
Global Credit Carry Funds	5%	1%	(2)%	71.6
Investment Solutions Carry Funds (3)	19%	15%	10%	144.9
Net Accrued Performance Revenues				$2,331.3
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
(3) Our primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by third party general partners of the underlying fund partnership based on the most recent available information which typically has a lag of up to 90 days. As a result, amounts presented may not include the impact of economic activity in the current quarter.
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
Investments as of December 31, 2020 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,038.8	$373.5	$2,412.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(214.3)	—	(214.3)
Plus: Investments in Consolidated Funds, eliminated in consolidation	170.8	—	170.8
Less: Strategic equity method investments in NGP Management	—	(373.5)	(373.5)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$1,995.3	$—	$1,995.3
(1) See Note 5 to our consolidated financial statements.

    Our investments as of December 31, 2020 can be further attributed as follows:

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$676.3
Global Credit funds(2)	671.3
Investment Solutions funds(3)	57.9
Total investments in Carlyle Funds, excluding CLOs	1,405.5
Investments in CLOs	502.5
Other investments	87.3
Total investments attributable to The Carlyle Group Inc.	1,995.3
CLO loans and other borrowings attributable to The Carlyle Group Inc. (4)	(336.5)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,658.8

(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 5 to the consolidated financial statements.
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
(4) Of the $356.1 million in total CLO term loans outstanding as of December 31, 2020 and as disclosed in Note 7 to the consolidated financial statements, $336.5 million are collateralized by investments attributable to The Carlyle Group Inc.
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
•pay income taxes, including corporate income taxes;
•pay dividends to our common stockholders in accordance with our dividend policy;
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

    Common Stockholder Dividends. Our intention is to pay dividends to holders of our common stock in an amount of $0.25 per share of common stock ($1.00 per share annually), subject to the discretion of our Board of Directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time.
    In 2020, our Board of Directors has declared cumulative dividends to common stockholders totaling approximately $352.6 million, or $1.00 per common share, consisting of the following:

Common Stock Dividends - Dividend Year 2020
Quarter	Dividend per Common Share	Dividend to Common Stockholders (1)	Record Date	Payment Date
Q1 2020	$0.25	$87.2	May 12, 2020	May 19, 2020
Q2 2020	0.25	88.3	August 11, 2020	August 18, 2020
Q3 2020	0.25	88.4	November 10, 2020	November 17, 2020
Q4 2020	0.25	88.7	February 16, 2021	February 23, 2021
Total	$1.00	$352.6
    In 2019, our Board of Directors declared a dividend of approximately $194.8 million to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2019
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2019	$0.19	$21.0	May 13, 2019	May 20, 2019
Q2 2019	0.43	49.9	August 12, 2019	August 19, 2019
Q3 2019	0.31	36.5	November 12, 2019	November 19, 2019
Q4 2019	0.25	87.4	February 18, 2020	February 25, 2020
Total	$1.18	$194.8
(1) The dividend to common stockholders for Q4 2019 reflects the exchange of all Carlyle Holdings partnership units to shares of common stock in The Carlyle Group Inc. in connection with the Conversion on January 1, 2020.
In 2018, our Board of Directors declared a dividend of approximately $144.1 million to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2018
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2018	$0.27	$27.8	May 11, 2018	May 17, 2018
Q2 2018	0.22	23.3	August 13, 2018	August 17, 2018
Q3 2018	0.42	45.5	November 13, 2018	November 20, 2018
Q4 2018	0.43	47.5	February 19, 2019	February 26, 2019
Total	$1.34	$144.1

Fund Commitments. Generally, we intend to have Carlyle commit to fund approximately 0.75% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.

Since our inception through December 31, 2020, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2020, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Global Private Equity	$2,835.2
Global Credit	333.4
Investment Solutions	313.3
Total	$3,481.9
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
    Repurchase Program. In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In January 2020 our Board of Directors re-authorized the repurchase program with regard or common stock. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. For the year ended December 31, 2020, we paid an aggregate of $26.4 million to repurchase and retire approximately 1.1 million shares with all of the repurchases done via open market brokered transactions. As of December 31, 2020, $139.1 million of repurchase capacity remained under the program. In February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock.
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities, including investments in Carlyle funds and Fortitude Re	$(169.2)	$358.6	$(343.5)
Net cash used in investing activities	(61.2)	(27.8)	(99.1)
Net cash provided by (used in) financing activities	370.3	(149.2)	72.0
Effect of foreign exchange rate change	21.7	8.1	(19.9)
Net change in cash, cash equivalents and restricted cash	$161.6	$189.7	$(390.5)
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
Cash flows from operating activities for the years ended December 31, 2020, 2019 and 2018, excluding the activities of our Consolidated Funds, were $716.8 million, $591.3 million and $461.2 million, respectively. Operating cash inflows primarily include the receipt of management fees and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the years ended December 31, 2020, 2019 and 2018, net cash provided by operating activities primarily includes the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $2.1 billion, $1.9 billion, and $2.0 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative, and other expenses of approximately $1.6 billion, $1.6 billion, and $1.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are reflected in our cash flows from operating activities as this investment activity is a normal part of our operations. During the year ended December 31, 2020, investment proceeds were $307.5 million while investment purchases were $350.9 million, including $79.6 million related to a purchase price adjustment on our strategic investment in Fortitude Re. During the year ended December 31, 2019, investment proceeds were $389.2 million while investment purchases were $312.4 million. Investment proceeds in 2019 also included $71.5 million received from the resolution of French tax litigation. During the year ended December 31, 2018, investment proceeds were $893.4 million while investment purchases were $867.4 million, which included cash outflows of $393.8 million related to our investment in Fortitude Re.
The net cash used in operating activities for the year ended December 31, 2020 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2020, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.0 billion, while purchases of investments by the Consolidated Funds were $3.1 billion. For the year ended December 31, 2019, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.1 billion, while purchases of investments by the Consolidated Funds were $2.2 billion. For the year ended December 31, 2018, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.7 billion, while purchases of investments by the Consolidated Funds were $3.7 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions and fixed assets and software for internal use. Purchases of fixed assets were $61.2 million, $27.8 million and $31.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2018, cash used in investing activities principally reflects the acquisition of Carlyle Aviation Partners.
Net Cash Provided by Financing Activities. In 2020, we received net proceeds of $294.1 million from borrowings under the revolving credit facilities, and repaid $329.9 million, and paid $68.8 million in January 2020 for the first installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion. We also paid $26.4 million to repurchase and retire 1.1 million shares of common stock. In 2019, we received net proceeds of $420.6 million from the issuance of $425.0 million of 3.500% senior notes, and $41.0 million from the issuance of various CLO borrowings, paid $405.4 million to repurchase our outstanding Preferred Units, paid $34.5 million to repurchase 1.6 million units under our repurchase program and paid off a $25.0 million term loan. In 2018, we received net proceeds of $345.7 million from the issuance of $350.0 million of 5.650% senior notes, paid $255.1 million to repurchase $250.0 million of 3.875% senior notes, and paid $108.8 million to prepay the remaining balance outstanding under a promissory note to BNRI.
Dividends to our common stockholders were $351.3 million, $154.9 million, and $129.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $313.3 million and $288.8 million the years ended December 31, 2019 and 2018, respectively. The net (payments) borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2020, 2019 and 2018 were $704.1 million, $224.8 million, and $818.0 million, respectively. For the years ended December 31, 2020, 2019 and 2018, contributions from non-controlling interest holders were $210.0 million, $57.8 million, and $31.3 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2020, 2019 and 2018, distributions to non-controlling interest holders were $77.8 million, $62.4 million, and $105.2 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Balance Sheet
    Total assets were $15.6 billion at December 31, 2020, an increase of $1.8 billion from December 31, 2019. The increase in total assets was primarily attributable to increases in Investments of consolidated funds of $1.0 billion due to the formation of two CLOs during the year ended December 31, 2020, partially offset by the deconsolidation of the Renewable Energy fund. The increase in total assets was also driven by a $576.5 million increase in investments, including accrued performance allocations, as well as a $157.3 million increase in our lease right-of-use assets, net resulting from the start of our lease of our new New York office space in December 2020.

Total liabilities were $12.7 billion at December 31, 2020, an increase of $1,875.4 million from December 31, 2019. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $726.1 million primarily due to an increase in accrued performance allocations-related compensation and loans payable of Consolidated Funds of $856.3 million from December 31, 2019 to 2020, driven by the formation of two CLOs during the year ended December 31, 2020.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2020, our total assets were $9.5 billion, including cash and cash equivalents totaling $987.6 million and net accrued performance revenues of $2.3 billion.
Unconsolidated Entities
Certain of our global private equity funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. These lines of credit are used primarily to reduce the overall number of capital calls to investors or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among portfolio companies.
Off-balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning limited or general partner interests in consolidated and non-consolidated funds, entering into derivative transactions, and entering into guarantee arrangements. We also have ongoing capital commitment arrangements with certain of our consolidated and non-consolidated funds. We do not have any other off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in any of our other investment funds.
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2020 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$—	$271.3	$84.8	$1,624.7	$1,980.8
Interest payable(b)	86.9	163.5	145.6	1,087.5	1,483.5
Other consideration(c)	121.0	223.7	68.8	—	413.5
Lease obligations(d)	47.8	116.3	101.6	397.4	663.1
Capital commitments to Carlyle funds(e)	3,501.4	—	114.9	—	3,616.3
Tax receivable agreement payments(f)	—	22.1	6.2	69.8	98.1
Loans payable of Consolidated Funds(g)	95.1	190.3	190.5	6,126.4	6,602.3
Unfunded commitments of the CLOs(h)	5.1	—	—	—	5.1
Consolidated contractual obligations	3,857.3	987.2	712.4	9,305.8	14,862.7
Loans payable of Consolidated Funds(g)	(95.1)	(190.3)	(190.5)	(6,126.4)	(6,602.3)
Capital commitments to Carlyle funds(e)	(2,959.8)	—	—	—	(2,959.8)
Unfunded commitments of the CLOs(h)	(5.1)	—	—	—	(5.1)
Carlyle Operating Entities contractual obligations	$797.3	$796.9	$521.9	$3,179.4	$5,295.5

(a)The table above assumes that no prepayments are made on the senior notes. The CLO terms loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 7 to the consolidated financial statements for the various maturity dates of the CLO term loans and senior notes.
(b)The interest rates on the debt obligations as of December 31, 2020 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, and a range of approximately 1.58% to 2.63% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(c)These obligations represent our estimate of amounts to be paid on the contingent cash and other obligations associated with our acquisition of Carlyle Aviation Partners (see Note 3) and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the first of which occurred during the first quarter of 2020. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(d)We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we have a non-cancelable lease agreement expiring on March 31, 2030. We entered into a non-cancelable lease agreement expiring in 2036 for new office space in New York City that commenced in 2020. Our office leases in other locations expire in various years through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. Commitments to the funds are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.5 billion of unfunded commitments to the funds, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
(f)In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion. These obligations are more than offset by the future cash tax savings that we are expected to realize.
(g)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2020, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 8.03%.
(h)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $24.0 million at December 31, 2020 as we are unable to estimate when such amounts may be paid.

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
For our strategic investment in Fortitude Re, the contingent cash payment relates to performance-based contingent cash consideration payable to Carlyle FRL for further payment to AIG following December 31, 2023. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of December 31, 2020 is $245.0 million versus amounts recognized on the balance sheet of $145.6 million.
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

Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the estimate above or recorded in our consolidated financial statements as of December 31, 2020.
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
Carlyle Common Stock and Carlyle Holdings Partnership Units
Rollforwards of shares of our common stock outstanding and Carlyle Holdings partnership units for the years ended December 31, 2020 and 2019 are as follows:

	Shares as of December 31, 2019	Shares Issued (1)	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2020
The Carlyle Group Inc. common shares	117,840,651	7,452,114	—	229,318,248	(1,090,437)	353,520,576
Carlyle Holdings partnership units	229,318,248	—	—	(229,318,248)	—	—
Total	347,158,899	7,452,114	—	—	(1,090,437)	353,520,576

	Shares as of December 31, 2018	Shares Issued (1)	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2019
The Carlyle Group Inc. common shares	107,746,443	10,063,471	—	1,659,588	(1,628,851)	117,840,651
Carlyle Holdings partnership units	230,977,836	—	—	(1,659,588)	—	229,318,248
Total	338,724,279	10,063,471	—	—	(1,628,851)	347,158,899
(1) Units issued include restricted common units and units issued and delivered in connection with our equity method investment in NGP.
    The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2020 and 2019.
The Carlyle Holdings partnership units exchanged during the year ended December 31, 2020 relate to the exchange of Carlyle Holdings partnership units for an equivalent number of shares of common stock of the Company on January 1, 2020 pursuant to the Conversion. The Carlyle Holdings partnership units exchanged during the year ended December 31, 2019 relate to the exchange of Carlyle Holdings partnership units held by NGP and certain limited partners for shares of common stock on a one-for-one basis. Beginning with the second quarter of 2017, senior Carlyle professionals were able to exchange their Carlyle Holdings partnership units for shares of common stock on a quarterly basis, subject to the terms of the Exchange Agreement.

The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2020 and 2019 and subsequently retired as part of our stock repurchase programs.

The total shares as of December 31, 2020 as shown above exclude approximately 1.3 million shares of common stock in connection with the vesting of restricted stock units subsequent to December 31, 2020 that will participate in the common stockholder dividend that will be paid.

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
•In evaluating whether the Company holds a variable interest, fees (including management fees, incentive fees and performance allocations) that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Company considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.
•For those entities where the Company holds a variable interest, the Company determines whether each of these entities qualifies as a VIE and, if so, whether or not the Company is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity.
•For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company.
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
While carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2020, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.5 billion, on an after-tax basis where applicable.
    See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
Income Taxes. On January 1, 2020, the Company converted from The Carlyle Group L.P., a Delaware limited partnership, to The Carlyle Group Inc., a Delaware corporation. As a result, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal (and state and local) corporate income taxes. Based on applicable federal, foreign, state and local tax laws, the Company records a provision for income taxes for certain entities. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.
    The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is more likely than not that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company has approximately $97 million of deferred tax assets as of December 31, 2020. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
The Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. We recorded an estimated net deferred tax asset of $262.1 million relating to this step-up in tax basis. The Conversion and subsequent exchange of Carlyle Holdings units for an equivalent number of shares of common stock of the Company also resulted in an estimated net reduction of the deferred tax asset of $388.1 million. This amount was generated by: (1) deferred tax liabilities on investments and accrued performance revenue allocations, net of related compensation, which were not previously subject to U.S. corporate income tax, (2) an increase in the historical net deferred tax assets reflecting deferred tax amounts previously allocated to private unitholders, and (3) a decrease in the historical net deferred tax assets reflecting the impact of reducing our effective state tax rate under the corporate structure. Together with the estimated step-up in tax basis, the Conversion resulted in an estimated net reduction to the Company’s net deferred tax asset of $126.0 million due to the Conversion. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the Conversion.
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

Our equity-method investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2020, we continue to believe that our investment in NGP is not impaired.
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
Recent Accounting Pronouncements
We discuss recent accounting pronouncements in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2020 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,449.2	$(597.4)
Global Credit	67.7	(82.6)
Investment Solutions	180.3	(173.5)
Total	$1,697.2	$(853.5)
The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2020 on our performance allocations revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,235.1	$(411.4)
Global Credit	66.9	(82.0)
Investment Solutions	170.4	(158.0)
Total	$1,472.4	$(651.4)
The effect of the variability in performance allocations revenue would be in part offset by performance allocation related compensation.
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value and the percentage amount classified as Level III investments as defined within the fair value standards of U.S. GAAP:

	Remaining Fair Value	Percentage Amount Classified as Level III Investments
	(Dollars in millions)
Global Private Equity	$89,155	86%
Global Credit (1)	$45,649	97%
Investment Solutions	$34,489	94%
 (1)     Comprised of approximately $27.9 billion (100% Level III Investments) in our structured credit products, $6.5 billion (91% Level III Investments) in our carry funds, $6.6 billion (87% Level III Investments) in our managed accounts/other products, and $4.6 billion (100% Level III Investments) in our direct lending products.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2020, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would increase by $35.6 million, (b) performance allocations would increase by $19.4 million and (c) principal investment income would increase by $9.3 million.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at EURIBOR or LIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2020, we estimate that interest expense relating to variable rates would increase by approximately $3.6 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the “Company”, formerly The Carlyle Group L.P.) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of principal equity method investments, including accrued performance allocations

Description of the matter
At December 31, 2020, the carrying value of the Company’s investments totaled approximately $7.4 billion and included principal equity method investments in sponsored unconsolidated funds (collectively, the “funds” or each, a “fund”) of approximately $2.4 billion and accrued performance allocations of approximately $5.0 billion. As discussed in Notes 2 and 4 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds, including accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in Notes 2 and 4 and using significant unobservable inputs and assumptions.

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

For a sample of investments, we obtained management’s valuation models and compared objective inputs used in the models to agreements or underlying source documents provided by the Company. We also assessed the appropriateness of the unobservable inputs and assumptions used in the fair value estimates by comparing them to underlying support or available market data and evaluating the appropriateness of any significant adjustments. Our procedures varied based on the nature of the fund investment selected for testing.

For example, for certain investments in the equity of private operating companies, we assessed the appropriateness of management’s determination of public market comparable companies and similar transactions. For these selected investments, we also evaluated significant adjustments applied to the selected earnings before interest, taxes, depreciation and amortization (EBITDA) multiple or discount rate derived from the comparable companies by considering investee specific and relevant market information.

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

Conversion from a Delaware limited partnership to a Delaware corporation

Description of the matter
As described in Note 1 to the consolidated financial statements, effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). Prior to the Conversion, the Company recorded significant non-controlling interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”), the holdings partnerships through which the Company and senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in the business. As discussed in Note 11 to the consolidated financial statements, the Conversion resulted in a step-up in the tax basis of certain assets of Carlyle Holdings that will be recovered as the assets are sold or the basis is amortized. The Company recorded an estimated net deferred tax asset of $262.1 million relating to this step-up in tax basis.

Auditing the estimated step-up in tax basis resulting from the Conversion required a high degree of auditor judgment and a greater level of effort, including the involvement of our tax professionals and valuation specialists, to evaluate the methodologies and models used to calculate and allocate the step-up in tax basis to the assets of Carlyle Holdings.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls implemented over management’s review of the accounting and disclosures resulting from the Conversion. This included management's review controls over the completeness and accuracy of the data used in accounting for the Conversion, the appropriateness of the methodologies and models used to calculate and allocate the step-up in tax basis, and the completeness and accuracy of the disclosures related to the Conversion.

Our audit procedures related to the Conversion included, among others, and with the involvement of our tax professionals, testing a sample of the restructuring steps undertaken by the Company to legally effectuate the Conversion by reviewing the transaction agreements; assessing the appropriateness of the methodologies used in calculating and allocating the step-up in tax basis pursuant to the relevant tax laws and regulations, and assessing the tax positions taken by the Company to determine whether they are more likely than not to be sustained upon examination.

With the assistance of our valuation specialists, we assessed whether the inputs used in the models and methodologies used were appropriate and tested the mathematical accuracy of the models used by management in calculating and allocating the step-up in tax basis. We compared the objective inputs used in the models to agreements or underlying source documentation provided by the Company. We also assessed the appropriateness of the assumptions used in calculating and allocating the step-up in tax basis by comparing them to underlying support or available market data and evaluating the appropriateness of any significant adjustments.

We assessed whether the step-up in tax basis was appropriately accounted for in the Company’s income tax provision and related deferred taxes. We evaluated the financial statement disclosures related to the Conversion pursuant to the relevant authoritative guidance.

Accounting for the Company’s interest in Carlyle FRL L.P. and consolidation assessment with respect to Fortitude Holdings (a portfolio company of Carlyle FRL L.P.)

Description of the matter
As discussed in Note 5 to the consolidated financial statements, on June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, acquired a 51.6% ownership interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”) from American International Group, Inc. (the “Control Transaction”). At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings into Carlyle FRL, such that Carlyle FRL holds a 71.5% interest in Fortitude Holdings. Prior to the Control Transaction, the Company’s investment was accounted for under the equity method of accounting by recognizing its pro rata share of Fortitude Holdings’ U.S. GAAP earnings. At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in Carlyle FRL. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This change in measurement resulted in a loss in principal investment income (loss) of $620.7 million.
As discussed in Note 2 to the consolidated financial statements, management has determined that the Company’s Funds are investment companies under U.S. GAAP for purposes of financial reporting. Additionally, the Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities.
Auditing the Company’s investment company conclusion with respect to its equity method investee, Carlyle FRL, pursuant to ASC Topic 946, Financial Services-Investment Companies, and the Company’s consolidation conclusion with respect to Fortitude Holdings pursuant to ASC Topic 810, Consolidation, was complex and required judgment due to the qualitative nature of these assessments.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the accounting for the Control Transaction, including management’s review controls over its assessment of whether Carlyle FRL is an investment company and whether the Company should consolidate Fortitude Holdings.
To assess management’s conclusions, we read the relevant contractual agreements and inquired of management to understand the purpose and design of Carlyle FRL and Fortitude Holdings. We also read, among other things, the governing documents, the investment management agreement, the offering materials, other communications with investors, and other available market information to evaluate management’s assertions with respect to the purpose and design of Carlyle FRL and Fortitude Holdings and to evaluate management's investment company and consolidation conclusions for Carlyle FRL and Fortitude Holdings considering the characteristics of an investment company and the consolidation guidance, respectively.
Our evaluation of the characteristics of an investment company with respect to Carlyle FRL included, among other things, consideration of the nature of the asset management relationship between the Company and Fortitude Holdings discussed in Note 5, the nature and extent of fees charged to Carlyle FRL’s limited partners relative to other available market information for similar structures, Carlyle FRL’s plan for capital appreciation, including the related exit strategy, the significance of third-party capital obtained by Carlyle FRL, and the rights held by the limited partners in Carlyle FRL compared to the rights held by limited partners in other Carlyle-sponsored funds. Our evaluation with respect to the consolidation conclusion included, among other things, an assessment of management’s assertions regarding the decisions that most significantly impact Fortitude Holdings’ economic performance and an assessment of management’s conclusions regarding the entity that has the ability to make those decisions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Tysons, VA

February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tysons, VA
February 11, 2021

The Carlyle Group Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$987.6	$793.4
Cash and cash equivalents held at Consolidated Funds	148.6	122.4
Restricted cash	2.0	34.6
Investments, including accrued performance allocations of $4,968.6 and $3,855.6 as of December 31, 2020 and 2019, respectively	7,380.9	6,804.4
Investments of Consolidated Funds	6,056.9	5,007.3
Due from affiliates and other receivables, net	272.5	273.9
Due from affiliates and other receivables of Consolidated Funds, net	89.1	74.4
Fixed assets, net	149.2	108.2
Lease right-of-use assets, net	361.1	203.8
Deposits and other	51.7	54.0
Intangible assets, net	48.7	62.3
Deferred tax assets	96.5	270.1
Total assets	$15,644.8	$13,808.8
Liabilities and equity
Debt obligations	$1,970.9	$1,976.3
Loans payable of Consolidated Funds	5,563.0	4,706.7
Accounts payable, accrued expenses and other liabilities	286.3	354.9
Accrued compensation and benefits	3,222.6	2,496.5
Due to affiliates	436.7	542.1
Deferred revenue	89.0	71.0
Deferred tax liabilities	57.8	65.2
Other liabilities of Consolidated Funds	556.1	316.1
Lease liabilities	513.5	288.2
Accrued giveback obligations	18.7	22.2
Total liabilities	12,714.6	10,839.2
Commitments and contingencies
Partners’ capital (common units, 117,840,651 issued and outstanding as of December 31, 2019)	—	703.8
Common stock, $0.01 par value, 100,000,000,000 shares authorized (353,520,576 shares issued and outstanding as of December 31, 2020)	3.5	—
Additional paid-in-capital	2,546.2	—
Retained earnings	348.2	—
Accumulated other comprehensive loss	(208.7)	(85.2)
Non-controlling interests in consolidated entities	241.0	333.5
Non-controlling interests in Carlyle Holdings	—	2,017.5
Total equity	2,930.2	2,969.6
Total liabilities and equity	$15,644.8	$13,808.8
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Fund management fees	$1,486.0	$1,476.2	$1,272.0
Incentive fees	37.0	35.9	30.2
Investment income
Performance allocations	1,635.9	799.1	622.9
Principal investment income (loss)	(540.7)	769.3	186.3
Total investment income	1,095.2	1,568.4	809.2
Interest and other income	89.6	97.3	101.3
Interest and other income of Consolidated Funds	226.8	199.2	214.5
Total revenues	2,934.6	3,377.0	2,427.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	849.6	833.4	746.7
Equity-based compensation	105.0	140.0	239.9
Performance allocations and incentive fee related compensation	779.1	436.7	376.3
Total compensation and benefits	1,733.7	1,410.1	1,362.9
General, administrative and other expenses	349.3	494.4	460.7
Interest	94.0	82.1	82.2
Interest and other expenses of Consolidated Funds	163.5	131.8	164.6
Other non-operating expenses (income)	(7.2)	1.3	1.1
Total expenses	2,333.3	2,119.7	2,071.5
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(21.3)	(23.9)	4.5
Income before provision for income taxes	580.0	1,233.4	360.2
Provision for income taxes	197.2	49.0	31.3
Net income	382.8	1,184.4	328.9
Net income attributable to non-controlling interests in consolidated entities	34.6	36.6	33.9
Net income attributable to Carlyle Holdings	348.2	1,147.8	295.0
Net income attributable to non-controlling interests in Carlyle Holdings	—	766.9	178.5
Net income attributable to The Carlyle Group Inc.	348.2	380.9	116.5
Net income attributable to Series A Preferred Unitholders	—	19.1	23.6
Series A Preferred Units redemption premium	—	16.5	—
Net income attributable to The Carlyle Group Inc. Common Stockholders	$348.2	$345.3	$92.9
Net income attributable to The Carlyle Group Inc. per common share (see Note 13)
Basic	$0.99	$3.05	$0.89
Diluted	$0.97	$2.82	$0.82
Weighted-average common shares
Basic	350,464,315	113,082,733	104,198,089
Diluted	358,393,802	122,632,889	113,389,443

Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$382.8	$1,184.4	$328.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $(33.5) and $0.3 for the years ended December 31, 2020 and 2019, respectively	49.6	10.4	(47.4)
Unrealized gains (losses) on Fortitude Re available-for-sale securities, net of income tax (benefit) expense of $(5.3) and $4.4 for the years ended December 31, 2020 and 2019, respectively	(20.0)	16.8	3.2
Defined benefit plans
Unrealized loss for the period, net of income tax (benefit) expense of $(2.3) and $(2.3) for the years ended December 31, 2020 and 2019, respectively	(9.0)	(6.7)	(2.5)
Less: reclassification adjustment for unrecognized gain during the period included in base compensation expense, net of income tax (benefit) expense of $0.6 and $0.4 for the years ended December 31, 2020 and 2019, respectively	1.8	1.0	0.9
Other comprehensive income (loss)	22.4	21.5	(45.8)
Comprehensive income	405.2	1,205.9	283.1
Comprehensive income attributable to non-controlling interests in consolidated entities	37.6	47.5	6.8
Comprehensive income attributable to Carlyle Holdings	367.6	1,158.4	276.3
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	—	774.1	165.5
Comprehensive income attributable to The Carlyle Group Inc.	$367.6	$384.3	$110.8
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Units	Common Shares	Preferred Equity	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2017	100.1	—	$387.5	$701.8	$—	$—	$—	$(72.7)	$404.7	$1,527.7	$2,949.0
Reallocation of ownership interests in Carlyle Holdings	—	—	—	20.5	—	—	—	(2.0)	—	(18.5)	—
Exchange of Carlyle Holdings units for common units	3.8	—	—	29.6	—	—	—	(2.9)	—	(26.7)	—
Units repurchased	(4.9)	—	—	(107.5)	—	—	—	—	—	—	(107.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	—	1.7	—	—	—	—	—	—	1.7
Equity-based compensation	—	—	—	65.7	—	—	—	—	—	178.7	244.4
Issuances of common units for equity-based awards	8.7	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	31.3	—	31.3
Distributions	—	—	(23.6)	(129.8)	—	—	—	—	(118.6)	(288.8)	(560.8)
Net income	—	—	23.6	92.9	—	—	—	—	33.9	178.5	328.9
Cumulative effect adjustment upon adoption of ASU 2016-16	—	—	—	(1.2)	—	—	—	—	—	(2.9)	(4.1)
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	(0.3)	—	—	—	—	—	(0.5)	(0.8)
Currency translation adjustments	—	—	—	—	—	—	—	(6.2)	(27.1)	(14.1)	(47.4)
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	—	—	—	—	1.0	—	2.2	3.2
Defined benefit plans, net	—	—	—	—	—	—	—	(0.5)	—	(1.1)	(1.6)
Balance at December 31, 2018	107.7	—	$387.5	$673.4	$—	$—	$—	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	—	64.3	—	—	—	(4.1)	—	(60.2)	—
Exchange of Carlyle Holdings units for common units	1.7	—	—	15.4	—	—	—	(1.2)	—	(14.2)	—
Units repurchased	(1.6)	—	—	(34.5)	—	—	—	—	—	—	(34.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	—	1.0	—	—	—	—	—	—	1.0
Equity-based compensation	—	—	—	46.8	—	—	—	—	—	97.1	143.9
Issuances of common units for equity-based awards	10.0	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	57.8	—	57.8
Distributions	—	—	(17.7)	(154.9)	—	—	—	—	(84.8)	(313.3)	(570.7)
Net income	—	—	35.6	345.3	—	—	—	—	36.6	766.9	1,184.4
Redemption of Preferred Units (see Note 14)	—	—	(405.4)	—	—	—	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	—	—	—	—	(11.2)	—	(11.2)
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	—	(0.2)	—	—	—	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	—	—	—	—	(0.1)	10.9	(0.4)	10.4
Unrealized gains on Fortitude Re available-for-sale securities	—	—	—	—	—	—	—	5.5	—	11.3	16.8
Defined benefit plans, net	—	—	—	—	—	—	—	(2.0)	—	(3.7)	(5.7)
Deferred consideration for Carlyle Holdings Units, net of tax (see Note 10)	—	—	—	(252.8)	—	—	—	—	—	—	(252.8)
Balance at December 31, 2019	117.8	—	$—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6

Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Units	Common Shares	Preferred Equity	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	117.8	—	$—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	—	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	—	2.3	2,180.9	—	(165.7)	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	—	(62.9)	—	22.8	—	—	(40.1)
Equity-based compensation	—	—	—	—	—	113.4	—	—	—	—	113.4
Shares issued for equity-based awards	—	7.4	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	210.0		210.0
Distributions	—	—	—	—	—	(351.3)	—	—	(77.8)	—	(429.1)
Net income	—	—	—	—	—	—	348.2	—	34.6	—	382.8
Deconsolidation of Consolidated Entities	—	—	—	—	—	(10.1)	—	—	(262.3)	—	(272.4)
Currency translation adjustments	—	—	—	—	—	—	—	46.6	3.0	—	49.6
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	—	(20.0)	—	—	(20.0)
Defined benefit plans, net	—	—	—	—	—	—	—	(7.2)	—	—	(7.2)
Balance at December 31, 2020	—	353.5	$—	$—	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$—	$2,930.2
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$382.8	$1,184.4	$328.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.1	65.6	46.9
Equity-based compensation	105.0	140.0	239.9
Non-cash performance allocations and incentive fees	(631.8)	(271.8)	25.9
Non-cash principal investment (income) loss	534.4	(673.1)	(179.4)
Other non-cash amounts	(2.9)	24.8	3.2
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	29.1	18.9	108.8
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(7.8)	5.0	(113.3)
Purchases of investments by Consolidated Funds	(3,140.0)	(2,239.2)	(3,723.8)
Proceeds from sale and settlements of investments by Consolidated Funds	2,013.8	2,112.7	2,662.9
Non-cash interest income, net	(8.1)	(3.8)	(4.0)
Change in cash and cash equivalents held at Consolidated Funds	13.9	50.9	399.4
Change in other receivables held at Consolidated Funds	(5.4)	61.8	(95.1)
Change in other liabilities held at Consolidated Funds	220.9	(229.2)	(59.1)
Other non-cash amounts of Consolidated Funds	0.5	(0.1)	—
Purchases of investments	(271.3)	(312.4)	(473.6)
Purchase of investment in Fortitude Re	(79.6)	—	(393.8)
Proceeds from the sale of investments	307.5	389.2	893.4
Payments of contingent consideration	—	—	(37.5)
Changes in deferred taxes, net	134.5	13.9	(19.8)
Change in due from affiliates and other receivables	1.9	49.2	(74.2)
Change in deposits and other	(2.0)	(6.0)	(4.0)
Change in accounts payable, accrued expenses and other liabilities	(4.0)	(43.7)	78.2
Change in accrued compensation and benefits	210.1	51.6	60.8
Change in due to affiliates	(29.2)	24.7	(35.6)
Change in lease right-of-use assets and lease liabilities	(9.8)	(16.9)	—
Change in deferred revenue	16.2	(37.9)	21.4
Net cash (used in) provided by operating activities	(169.2)	358.6	(343.5)
Cash flows from investing activities
Purchases of fixed assets, net	(61.2)	(27.8)	(31.3)
Acquisitions, net of cash acquired	—	—	(67.8)
Net cash used in investing activities	(61.2)	(27.8)	(99.1)
Cash flows from financing activities
Borrowings under credit facilities	294.1	92.7	—
Repayments under credit facilities	(329.9)	(56.9)	—
Issuance of 3.500% senior notes due 2029, net of financing costs	—	420.6	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	—	345.7
Repurchase of 3.875% senior notes due 2023	—	—	(255.1)
Repayment of term loan	—	(25.0)	—
Proceeds from debt obligations, net of financing costs	20.5	41.0	40.8
Payments on debt obligations	(3.8)	(45.2)	(156.7)
Net borrowings on loans payable of Consolidated Funds	704.1	224.8	818.0
Payments of contingent consideration	(0.3)	(0.2)	—
Redemption of Preferred Units	—	(405.4)	—
Dividends to common stockholders	(351.3)	(154.9)	(129.8)
Distributions to preferred unitholders	—	(17.7)	(23.6)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(313.3)	(288.8)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—	—
Contributions from non-controlling interest holders	210.0	57.8	31.3
Distributions to non-controlling interest holders	(77.8)	(62.4)	(105.2)
Common shares repurchased	(26.4)	(34.5)	(107.5)
Change in due to/from affiliates financing activities	0.7	129.4	(97.1)
Change in due to/from affiliates and other receivables of Consolidated Funds	(0.8)	—	—
Net cash provided by (used in) financing activities	370.3	(149.2)	72.0
Effect of foreign exchange rate changes	21.7	8.1	(19.9)
Increase (Decrease) in cash, cash equivalents and restricted cash	161.6	189.7	(390.5)
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$989.6	$828.0	$638.3
Supplemental cash disclosures
Cash paid for interest	$80.1	$63.4	$60.7
Cash paid for income taxes	$35.4	$30.5	$46.8
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$40.1	$—	$—
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$—	$60.2	$18.5
Net decrease to partners’ capital from deferred consideration for Carlyle Holdings units, net of tax (see Note 10)	$—	$(252.8)	$—
Net asset impact of deconsolidation of Consolidated Funds	$(253.6)	$(24.3)	$—
Non-cash distributions to non-controlling interest holders	$—	$(22.4)	$(13.4)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$6.4	$12.3
Tax receivable agreement liability	$—	$5.4	$10.6
Total partners’ capital	$—	$1.0	$1.7
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$987.6	$793.4	$629.6
Restricted cash	2.0	34.6	8.7
Total cash, cash equivalents and restricted cash, end of period	$989.6	$828.0	$638.3
Cash and cash equivalents held at Consolidated Funds	$148.6	$122.4	$247.5

See accompanying notes.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
1. Organization and Basis of Presentation
    Effective on January 1, 2020, The Carlyle Group L.P. converted from a Delaware limited partnership to a Delaware corporation named The Carlyle Group Inc. (the “Conversion”). As a result of the Conversion, each common unit was converted into a share of common stock. Under the laws of its incorporation, The Carlyle Group Inc. is deemed to be the same entity as The Carlyle Group L.P. (the “Partnership”). Unless the context suggests otherwise, references to “Carlyle” or the “Company,” refer to (i) The Carlyle Group Inc. and its consolidated subsidiaries following the Conversion and (ii) The Carlyle Group L.P. and its consolidated subsidiaries prior to the Conversion. Because the Conversion became effective January 1, 2020, the accompanying consolidated financial statements as of and for the year ended December 31, 2019 and for the year ended December 31, 2018 and related notes reflect the results of a partnership, and not a corporation.
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
Carlyle is one of the world’s largest global investment firms that originates, structures, and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt, and other investment opportunities. Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Company for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through three reportable segments: Global Private Equity, Global Credit and Investment Solutions (see Note 16).
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities and certain CLOs managed by the Company (collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 2).

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
As of December 31, 2020, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $6.3 billion and $6.1 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of December 31, 2020, the Company held $170.0 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
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

	As of December 31,
	2020	2019
	(Dollars in millions)
Investments	$988.6	$1,029.5
Accrued performance allocations	177.1	160.2
Management fee receivables	26.5	35.4
Total	$1,192.2	$1,225.1
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of December 31, 2020 and 2019.

The Carlyle Group Inc.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The customer determination impacts the Company’s analysis of the accounting for contract costs. Also, the recovery of certain costs incurred on behalf of Carlyle funds, primarily employee travel and entertainment costs, employee compensation and systems costs, are presented gross in the consolidated statements of operations, as the Company controls the inputs to its investment management performance obligation.
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

As it relates to the Company’s performance obligation to provide investment management services, the Company typically satisfies this performance obligation over time as the services are rendered, since the funds simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Company is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value (“NAV”) or assets under management (“AUM”). Given that the management fee basis is susceptible to market factors outside of the Company’s influence, management fees are constrained and, therefore, estimates of future period management fees are generally not included in the transaction price. Revenue recognized for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.

For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.6% and 2.0%. For certain separately managed accounts, longer-dated carry funds, and other closed-end funds, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments, the current value of the investment, or adjusted book value. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
As of December 31, 2020 and 2019, management fee receivables, net of allowances for credit losses, were $102.7 million and $88.8 million, respectively, and are included in due from affiliates and other receivables, net, in the consolidated balance sheets.

The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees includes transaction and portfolio advisory fees and capital markets fees of $50.8 million, $49.1 million and $50.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, net of any offsets as defined in the respective partnership agreements.

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

General partner performance allocations consist of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or 10% to 20% on certain open-end and longer-dated carry funds, certain credit funds, and external co-investment vehicles, up to 25% on certain Global Private Equity funds in the event performance benchmarks are achieved, and approximately 2% to 10% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2020 and 2019, the Company has accrued $18.7 million and $22.2 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude Re through June 2, 2020 (see Note 5). As it relates to the Company’s investments in NGP (see Note 5), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $211.6 million, $192.3 million and $207.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
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
•Incentive fee receivables,
•Transaction fee receivables,
•Portfolio fee receivables, and
•Notes receivable.
The Company generally utilizes either historical credit loss information or discounted cash flows to calculate expected credit losses for each pool. The Company’s receivables are predominantly with its investment funds, which have low risk of

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
credit loss based on the Company’s historical experience. Historical credit loss data may be adjusted for current conditions and reasonable and supportable forecasts, including the Company’s expectation of near-term realization based on the liquidity of the affiliated investment funds. Therefore the adoption of ASU 2016-13 did not have a material impact to the accompanying consolidated financial statements.

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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the consolidated statements of operations.
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2020 and 2019, the Company had recorded a liability of $2.5 billion and $2.0 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
earnings. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

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
Prior to the Conversion, the Company recorded non-controlling interests in Carlyle Holdings, which relates to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. The Company, through wholly-owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings were reflected as non-controlling interests in the Company’s consolidated financial statements. Any change to the Company’s ownership interest in Carlyle Holdings was accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings. As part of the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc., which was accounted for as a transaction within equity. As a result, the consolidated balance sheet and consolidated statement of operations of The Carlyle Group Inc. do not reflect any non-controlling interests in Carlyle Holdings following the Conversion.

Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. Prior to the Conversion, the Company applied the “if-converted” method to Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding. Net income (loss) attributable to the common shares excludes net income (loss) and dividends attributable to any participating securities under the

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
two-class method of ASC 260. Subsequent to the Conversion, the Company has a single class of stock and therefore, the “if-converted” method is no longer be applied in the computation of diluted earnings per share.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2020, $67.3 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the consolidated statements of operations. See Note 7 for additional information.
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
Leases
The Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842), and recognizes a lease liability and right-of-use asset in the consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

The Carlyle Group Inc.

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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the year ended December 31, 2020 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Currency translation adjustments	$(181.4)	$(85.1)
Unrealized losses on defined benefit plans	(27.3)	(6.6)
Fortitude Re available-for-sale securities	—	6.5
Total	$(208.7)	$(85.2)
Pursuant to the Conversion and the limited partners of the Carlyle Holdings partnerships exchange of all Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc., the accumulated other comprehensive loss previously attributable to non-controlling interests in Carlyle Holdings is included in the Company’s accumulated other comprehensive loss in the consolidated balance sheet and consolidated statements of changes in equity.
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $8.4 million, $(21.4) million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
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
In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments – Credit Losses (Topic 326). ASU 2016-13    requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Previously, GAAP required an “incurred

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
loss” methodology that delayed recognition until it was probable a loss had been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted this guidance using the modified retrospective transition method on January 1, 2020, and the impact was not material.

3. Acquisition of Carlyle Aviation Partners
On December 19, 2018, the Company acquired 100% of the equity interests in Apollo Aviation Group, a Miami, Florida-based multi-strategy investment manager that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. Upon closing, Apollo Aviation Group was renamed Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) and is included in the Company’s Global Credit business segment. At acquisition, Carlyle Aviation Partners had $5.8 billion in assets under management with an investor base that is predominantly institutional, including public and private pension funds, family offices and endowments. The purchase price consisted of $74.5 million in cash. The transaction also included an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which is accounted for as compensation expense. As of December 31, 2020, the Company recorded $50.6 million in accrued compensation and benefits related to this earn-out. The Company consolidated the financial position and results of operations of Carlyle Aviation Partners effective December 19, 2018 and accounted for this transaction as a business combination. In connection with this transaction, the Company incurred approximately $4.3 million of acquisition costs that were recorded as an expense for the year ended December 31, 2018.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2020:

	Level I	Level II	Level III	Total
Assets	(Dollars in millions)
Investments of Consolidated Funds:
Equity securities	$—	$—	$9.4	$9.4
Bonds	—	—	550.4	550.4
Loans	—	—	5,497.1	5,497.1
	—	—	6,056.9	6,056.9
Investments in CLOs and other:
Investments in CLOs and other	—	—	570.8	570.8
Partnership and LLC interests(1)	—	—	16.4	16.4
	—	—	587.2	587.2
Foreign currency forward contracts	—	0.7	—	0.7
Total	$—	$0.7	$6,644.1	$6,644.8
Liabilities
Loans payable of Consolidated Funds(2)	$—	$—	$5,563.0	$5,563.0
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$0.4	$5,563.0	$5,563.4
(1)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days.
(2)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s co-chairmen of the board, chairman emeritus, chief executive officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest”.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2020
	Investments of Consolidated Funds			Investments in CLOs and other	Total
	Equity securities	Bonds	Loans
Balance, beginning of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Deconsolidation of funds (1)	(156.4)	—	(210.2)	3.2	(363.4)
Purchases	156.9	342.1	2,641.0	148.9	3,288.9
Sales and distributions	(33.7)	(399.2)	(1,163.6)	(93.5)	(1,690.0)
Settlements	—	(0.3)	(417.0)	—	(417.3)
Realized and unrealized gains (losses), net
Included in earnings	23.2	(4.6)	(50.5)	24.1	(7.8)
Included in other comprehensive income	—	38.3	283.6	8.3	330.2
Balance, end of period	$9.4	$550.4	$5,497.1	$587.2	$6,644.1
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$7.5	$5.8	$(31.6)	$24.1	$5.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.1)	$24.6	$226.0	$8.3	$258.8

	Financial Assets Year Ended December 31, 2019
	Investments of Consolidated Funds			Investments in CLOs and other	Total
	Equity securities	Bonds	Loans
Balance, beginning of period	$—	$690.1	$4,596.5	$446.4	$5,733.0
Deconsolidation/consolidation of funds (2)	—	—	(294.8)	(2.7)	(297.5)
Purchases	21.6	312.4	1,905.2	128.8	2,368.0
Sales and distributions	(1.1)	(441.2)	(1,037.7)	(80.1)	(1,560.1)
Settlements	—	—	(632.7)	—	(632.7)
Realized and unrealized gains (losses), net
Included in earnings	(1.1)	26.6	(51.2)	(4.1)	(29.8)
Included in other comprehensive	—	(13.8)	(71.5)	7.9	(77.4)
Balance, end of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.0)	$13.5	$(80.2)	$(4.9)	$(76.6)

 (1) As a result of the deconsolidation of one CLO during the year ended December 31, 2020 the investment that the Company held in this fund is no longer eliminated in consolidation and is now included in investments in CLOs and other. Additionally, a renewable energy fund was deconsolidated during the year ended December 31, 2020.
(2) As a result of the consolidation of one CLO during the year ended December 31, 2019, the investment that the Company held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. Additionally, two CLOs were deconsolidated during the year ended December 31, 2019 and as a result the investments that the Company held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2020	2019
Balance, beginning of period	$4,685.2	$4,840.1
Deconsolidation/consolidation of funds	(144.8)	(285.9)
Borrowings	2,096.2	1,144.3
Paydowns	(1,109.9)	(940.8)
Sales	(260.4)	—
Realized and unrealized (gains) losses, net
Included in earnings	(15.9)	16.9
Included in other comprehensive income	312.6	(89.4)
Balance, end of period	$5,563.0	$4,685.2
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(36.2)	$16.3
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$364.3

Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of the Consolidated Funds are included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities and, prior to the Conversion, non-controlling interests in Carlyle Holdings in the consolidated balance sheets.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2020:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2020	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$9.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 40.00 (0.57)

Bonds	550.4	Consensus Pricing	Indicative Quotes (% of Par)	85 - 108 (98)
Loans	5,497.1	Consensus Pricing	Indicative Quotes (% of Par)	15 - 108 (97)
	6,056.9
Investments in CLOs and other
Senior secured notes	437.0	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	85 - 1,725 (227)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	71 - 100 (98)
Subordinated notes and preferred shares	52.5	Discounted Cash Flow with Consensus Pricing	Discount Rate	16% - 30% (23%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	31 - 90 (46)
Partnership and LLC interests	16.4	NAV of Underlying Fund(1)	N/A	N/A
BDC preferred shares	60.0	Discounted Cash Flow	Discount Rates	7% - 7% (7%)
Aviation subordinated notes	7.2	Discounted Cash Flow	Discount Rates	20% - 20% (20%)
Loans	14.1	Consensus Pricing	Indicative Quotes (% of Par)	98 - 100 (100)
Total	$6,644.1
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,358.9	Other(2)	N/A	N/A
Subordinated notes and preferred shares	204.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	16% - 30% (22%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	30 - 91 (50)
Total	$5,563.0

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2019:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2019	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$1.6	Consensus Pricing	Indicative Quotes ($ per share)	0.01 - 25.18 (0.04)
	17.8	Discounted Cash Flow	Discount Rates	8% - 8% (8%)

Bonds	574.1	Consensus Pricing	Indicative Quotes (% of Par)	0 - 108 (98)
Loans	4,413.8	Consensus Pricing	Indicative Quotes (% of Par)	38 - 101 (97)
	5,007.3
Investments in CLOs and other
Senior secured notes	399.4	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	50 - 1,450 (210)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (58%)
			Indicative Quotes (% of Par)	75 - 100 (98)
Subordinated notes and preferred shares	55.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 15% (12%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	45% - 75% (57%)
			Indicative Quotes (% of Par)	33 - 89 (57)
Aviation subordinated notes	4.3	Discounted Cash Flow	Discount Rates	15% - 15% (15%)
Loans	37.4	Consensus Pricing	Indicative Quotes (% of Par)	99 - 100 (99)
Total	$5,503.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$4,446.4	Other(1)	N/A	N/A
Subordinated notes and preferred shares	238.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 15% (13%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	45% - 75% (61%)
			Indicative Quotes (% of Par)	40 - 82 (62)
Total	$4,685.2

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
or default rates in isolation would result in a significantly lower fair value measurement. Significant decreases in recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement.

5. Investments
Investments consist of the following:

	As of December 31,
	2020	2019
	(Dollars in millions)
Accrued performance allocations	$4,968.6	$3,855.6
Principal equity method investments, excluding performance allocations	1,810.8	2,443.6
Principal investments in CLOs and other	601.5	505.2
Total investments	$7,380.9	$6,804.4

    Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Global Private Equity	$3,926.1	$2,871.9
Global Credit	132.3	136.9
Investment Solutions (1)	910.2	846.8
Total	$4,968.6	$3,855.6
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
Approximately 41% and 26% of accrued performance allocations at December 31, 2020 and 2019, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 8), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Global Private Equity	$(18.4)	$(22.2)
Global Credit	(0.3)	—
Total	$(18.7)	$(22.2)

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Investment Solutions typically as general partner interests, and its strategic investments in Fortitude Re (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of December 31,
	2020	2019
	(Dollars in millions)
Global Private Equity	$1,082.1	$1,021.8
Global Credit	671.9	1,299.6
Investment Solutions(1)	56.8	122.2
Total	$1,810.8	$2,443.6
(1) Principal equity method investments for Investment Solutions as of December 31, 2019 includes approximately $66.0 million related to certain entities which were deconsolidated during the year ended December 31, 2020.

The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Statement of operations information
Investment income	$652.7	$1,298.7	$1,283.9	$1,012.2	$517.7	$319.5	$50.5	$33.4	$46.1	$1,715.4	$1,849.8	$1,649.5
Expenses	1,702.2	1,737.6	1,447.5	240.7	171.0	145.5	965.2	771.3	672.6	2,908.1	2,679.9	2,265.6
Net investment income (loss)	(1,049.5)	(438.9)	(163.6)	771.5	346.7	174.0	(914.7)	(737.9)	(626.5)	(1,192.7)	(830.1)	(616.1)
Net realized and unrealized gain (loss)	7,889.4	3,285.2	6,269.1	(682.5)	(513.2)	(116.7)	4,039.7	4,177.8	3,243.2	11,246.6	6,949.8	9,395.6
Net income (loss)	$6,839.9	$2,846.3	$6,105.5	$89.0	$(166.5)	$57.3	$3,125.0	$3,439.9	$2,616.7	$10,053.9	$6,119.7	$8,779.5

	Global Private Equity		Global Credit		Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Balance sheet information
Investments	$87,377.2	$80,709.6	$12,822.2	$5,931.9	$24,028.1	$20,575.4	$124,227.5	$107,216.9
Total assets	$92,381.0	$84,540.9	$13,795.9	$6,404.6	$23,914.0	$20,393.0	$130,090.9	$111,338.5
Debt	$9,998.7	$8,686.0	$3,151.9	$1,232.8	$753.9	$19.3	$13,904.5	$9,938.1
Other liabilities	$1,118.8	$1,201.6	$310.4	$164.8	$507.8	$449.8	$1,937.0	$1,816.2
Total liabilities	$11,117.5	$9,887.6	$3,462.3	$1,397.6	$1,261.7	$469.1	$15,841.5	$11,754.3
Partners’ capital	$81,263.5	$74,653.3	$10,333.6	$5,007.0	$22,652.3	$19,923.9	$114,249.4	$99,584.2

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
The Company has a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Holdings fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the Minority Transaction, the Company may be entitled to certain payments from Fortitude Holdings based on the commitment shortfall and assumed customary rates. As of December 31, 2020, Fortitude Holdings and AIG have committed approximately $4.7 billion of capital to-date to various Carlyle strategies.
Prior to the Control Transaction, the Company’s investment was accounted for under the equity method of accounting by recognizing its pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income in the consolidated statements of operations. These amounts are inclusive of unrealized gains (losses) related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of December 31, 2019, the Company’s investment in Fortitude Holdings was $1,200.9 million, which reflected $628.2 million of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the during the year ended December 31, 2020. As of December 31, 2020, the Company’s investment in Carlyle FRL was $554.4 million, relative to its cost of $465.4 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings. Refer to Note 4 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for summarized financial information of Fortitude Holdings as of and for the periods then ended.
    Strategic Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds. The Company accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. These interests entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by certain current and future NGP fund general partners.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company’s investments in NGP as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Investment in NGP Management	$373.5	$383.6
Principal investments in NGP funds	51.4	67.9
Total investments in NGP	$424.9	$451.5
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the years ended December 31, 2020, 2019 and 2018.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Management fee-related revenues from NGP Management	$73.9	$97.8	$96.0
Expenses related to the investment in NGP Management	(11.0)	(10.5)	(13.1)
Amortization of basis differences from the investment in NGP Management	(4.3)	(5.7)	(7.1)
Net investment income from NGP Management	$58.6	$81.6	$75.8

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $4.2 million, $8.5 million and $14.2 million as of December 31, 2020, 2019 and 2018, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.

Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its consolidated statements of operations. There were no net investment earnings (losses) related to these performance allocations for the year ended December 31, 2020. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $(151.0) million and $7.9 million for the years ended December 31, 2019 and 2018, respectively.

Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its consolidated statements of operations of $(12.0) million and $(9.0) million for the years ended December 31, 2020 and 2019, respectively. The net investment loss related to principal investment income for the year ended December 31, 2018 was not significant.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of December 31, 2020 and 2019 primarily consisted of $601.5 million and $505.2 million, respectively, of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 7). As of December 31, 2020, principal investments in CLOs and other investments also includes the Company’s investment in the BDC Preferred Shares at fair value of $60.0 million (see Note 10).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Performance allocations
Realized	$591.1	$354.8	$693.8
Unrealized	1,044.8	444.3	(70.9)
	1,635.9	799.1	622.9
Principal investment income from equity method investments (excluding performance allocations)
Realized	135.5	189.5	122.9
Unrealized	(679.3)	585.4	66.4
	(543.8)	774.9	189.3
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.3	1.0	1.5
Unrealized	2.8	(6.6)	(4.5)
	3.1	(5.6)	(3.0)
Total	$1,095.2	$1,568.4	$809.2

The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity	$1,440.5	$550.4	$439.8
Global Credit	21.5	38.5	9.1
Investment Solutions	173.9	210.2	174.0
Total	$1,635.9	$799.1	$622.9
Approximately 89%, or $1,455.3 million, of performance allocations for the year ended December 31, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $1,251.5 million,
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) – $374.1 million,
Approximately 34%, or $273.6 million, of performance allocations for the year ended December 31, 2019 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $239.0 million,
•Carlyle Realty Partners V, L.P. (Global Private Equity segment) – $158.5 million,

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) – $83.5 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) – $(82.9) million.
Additionally, $(110.9) million in total revenue was recognized from the Company’s investment in NGP XI for the year ended December 31, 2019.
Approximately 32%, or $201.7 million, of performance allocations for the year ended December 31, 2018 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $277.0 million,
•Carlyle Realty Partners VII, L.P. (Global Private Equity segment) – $173.9 million,
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) – $140.4 million,
•Carlyle International Energy Partners, L.P. (Global Private Equity segment) – $122.7 million,
•Carlyle Partners V, L.P. (Global Private Equity segment) – $87.2 million,
•Carlyle Realty Partners V, L.P. (Global Private Equity segment) – $(58.0) million, and
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) – $(208.0) million.
Carlyle’s principal investment income (loss) from its equity-method investments consists of:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Global Private Equity	$137.1	$45.2	$125.0
Global Credit (inclusive of earnings from Fortitude Re)	(690.4)	718.2	55.8
Investment Solutions	9.5	11.5	8.5
Total	$(543.8)	$774.9	$189.3

The principal investment income (loss) in Global Credit for December 31, 2020, 2019 and 2018 includes $(691.8) million, $722.9 million and $57.9 million, respectively, from the Company’s equity method investment in Fortitude Holdings.

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. As of December 31, 2019, the Company also consolidated the financial position and results of operations of its renewable energy fund due to a guarantee on the fund’s revolving credit facility. During the year ended December 31, 2020, the Company formed two new CLOs for which the Company is the primary beneficiary and also deconsolidated its renewable energy fund upon the expiration of the guarantee in December 2020.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2020	2019	2020	2019
	(Dollars in millions)
United States
Equity securities:
Renewable Energy	$—	$17.8	—%	0.36%
Total equity securities (cost of $— and $19.1 at December 31, 2020 and 2019, respectively)	—	17.8	—%	0.36%
Assets of the CLOs:
Bonds	72.3	37.0	1.19%	0.74%
Equity	2.4	1.1	0.04%	0.02%
Loans	2,570.3	1,510.6	42.44%	30.17%
Total assets of the CLOs (cost of $2,681.1 and $1,585.3 at December 31, 2020 and 2019, respectively)	2,645.0	1,548.7	43.67%	30.93%
Total United States	$2,645.0	$1,566.5	43.67%	31.29%

Europe
Assets of the CLOs:
Bonds	$478.1	$532.5	7.89%	10.63%
Equity	7.0	0.5	0.12%	0.01%
Loans	2,847.6	2,671.9	47.01%	53.36%
Total assets of the CLOs (cost of $3,402.0 and $3,277.3 at December 31, 2020 and 2019, respectively)	3,332.7	3,204.9	55.02%	64.00%
Total Europe	$3,332.7	$3,204.9	55.02%	64.00%
Global
Assets of the CLOs:
Bonds	$—	$4.5	—%	0.09%
Loans	79.2	231.4	1.31%	4.62%
Total assets of the CLOs (cost of $79.4 and $237.0 at December 31, 2020 and 2019, respectively)	79.2	235.9	1.31%	4.71%
Total Global	$79.2	$235.9	1.31%	4.71%
Total investments of Consolidated Funds (cost of $6,162.5 and $5,118.7 at December 31, 2020 and 2019, respectively)	$6,056.9	$5,007.3	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Interest income from investments	$211.6	$192.3	$207.2
Other income	15.2	6.9	7.3
Total	$226.8	$199.2	$214.5

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Losses from investments of Consolidated Funds	$(29.1)	$(18.9)	$(108.8)
Gains (losses) from liabilities of CLOs	7.8	(5.0)	113.3
Total	$(21.3)	$(23.9)	$4.5
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Realized losses	$(91.3)	$(14.2)	$(4.9)
Net change in unrealized gains (losses)	62.2	(4.7)	(103.9)
Total	$(29.1)	$(18.9)	$(108.8)

6. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(Dollars in millions)
Acquired contractual rights	$107.9	$103.0
Acquired trademarks	1.2	1.1
Accumulated amortization	(77.2)	(57.9)
Finite-lived intangible assets, net	31.9	46.2
Goodwill	16.8	16.1
Intangible assets, net	$48.7	$62.3

    As of both December 31, 2020 and 2019, goodwill consisted of $5.5 million, associated with the Company’s Global Credit segment in connection with the Company’s acquisition of Carlyle Aviation Partners. The remaining $11.3 million and $10.6 million, respectively, of goodwill is associated with the Company’s Investment Solutions segment.

    As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the years ended December 31, 2020, 2019 and 2018.
Intangible asset amortization expense was $14.6 million, $15.5 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
    The following table summarizes the expected amortization expense for 2021 through 2025 and thereafter (Dollars in millions):

2021	$10.3
2022	6.1
2023	3.9
2024	3.9
2025	3.9
Thereafter	3.8
$31.9

7. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	As of December 31,
	2020		2019
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Global Credit Revolving Credit Facility	$—	$—	$35.8	$35.8
CLO Borrowings (See below)	356.1	353.6	324.9	324.0
3.875% Senior Notes Due 2/01/2023	250.0	249.5	250.0	249.3
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.0	350.0	345.8
3.500% Senior Notes Due 9/19/2029	425.0	421.1	425.0	420.7
Total debt obligations	$1,981.1	$1,970.9	$1,985.7	$1,976.3

    Senior Credit Facility
As of December 31, 2020, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at December 31, 2020, the interest rate was 1.40%). During the year ended December 31, 2020, the Company borrowed and repaid in full $250.0 million under the revolving credit facility and there was no amount outstanding under the revolving credit facility at December 31, 2020. The Company made no borrowings under the senior credit facility during the years ended December 31, 2019 and 2018. Interest expense under the senior credit facility was not significant for the years ended December 31, 2020, 2019 and 2018. Prior to its amendment and restatement on February 11, 2019, the senior credit facility included $25.0 million in a term loan which was repaid in connection with the amendment and restatement.
    Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%.
During the year ended December 31, 2020, the Company borrowed $44.1 million and repaid $79.9 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2020. During the year ended December 31, 2019, the Company borrowed $92.7 million and repaid $56.9 million under the credit facility, and there was

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$35.8 million outstanding under this facility as of December 31, 2019. Interest expense was not significant for the years ended December 31, 2020 and 2019. The Company made no borrowings under the facility during the period from December 17, 2018 through December 31, 2018.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2020	Borrowing Outstanding December 31, 2019	Maturity Date (1)	Interest Rate as of December 31, 2020
February 28, 2017	$79.9	$75.3	November 17, 2031	2.33%	(2)
April 19, 2017	22.7	22.9	April 22, 2031	2.15%	(3) (14)
June 28, 2017	22.9	22.9	July 22, 2031	2.14%	(4) (14)
August 2, 2017	22.7	22.8	July 23, 2029	2.03%	(5) (14)
August 2, 2017	21.3	19.5	August 3, 2022	1.75%	(6)
August 14, 2017	22.4	22.6	August 15, 2030	2.07%	(7) (14)
November 30, 2017	22.7	22.7	January 16, 2030	1.97%	(8) (14) (16)
December 6, 2017	19.0	19.1	October 16, 2030	1.88%	(9) (14) (16)
December 7, 2017	20.8	20.8	January 19, 2029	1.58%	(10) (14) (16)
January 30, 2018	19.2	19.2	January 23, 2030	1.84%	(11) (14) (16)
March 1, 2018	15.2	15.3	January 16, 2031	1.79%	(12) (14) (16)
March 15, 2019	22.6	20.8	March 15, 2032	2.63%	(13)
August 20, 2019	22.9	21.0	August 15, 2032	2.52%	(15)
September 15, 2020	21.8	—	April 15, 2033	1.59%	(15)
	$356.1	$324.9

    (1)     Maturity date is earlier of date indicated or the date that the CLO is dissolved.
    (2)    Outstanding borrowing of €65.3 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
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
(11) Incurs interest at LIBOR plus 1.624%
(12) Incurs interest at LIBOR plus 1.552%
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

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2020, 2019 and 2018 was $8.5 million, $11.4 million, and $10.5 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2020 and 2019 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

    European CLO Financing - February 28, 2017
    On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €65.3 million term loan ($79.9 million at December 31, 2020) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at December 31, 2020).

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
        CLO Repurchase Agreements
    On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2020, €45.0 million of the CLO Financing Facility remained available.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
    Senior Notes
    Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

	Aggregate Principal Amount			Interest Expense
		Fair Value (1) As of December 31,		For The Years Ended December 31,
		2020	2019	2020	2019	2018
3.875% Senior Notes Due 2/1/2023 (2),(6)	$250.0	$270.0	$262.8	$9.9	$9.9	$17.2
5.625% Senior Notes Due 3/30/2043 (3)	600.0	782.6	713.4	33.8	33.7	33.7
5.650% Senior Notes Due 9/15/2048 (4)	350.0	469.3	424.0	19.9	19.9	5.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	476.6	430.2	15.3	4.2	—
				$78.9	$67.7	$56.8

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
    Promissory Notes
    Promissory Note Due January 1, 2022
    On January 1, 2016, the Company issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Company and BNRI as part of the Company’s strategic investment in NGP (see Note 5). Interest on the promissory note accrued at the three month LIBOR plus 2.50%. In September 2018, the Company prepaid the $108.8 million outstanding promissory note, plus $1.2 million of accrued and unpaid interest. Interest expense on the promissory note was not significant for the year ended December 31, 2018.

Promissory Notes Due July 15, 2019
    In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (disclosed in Note 9), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the years ended December 31, 2019 and 2018.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2020.

The Carlyle Group Inc.

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
As of December 31, 2020 and 2019, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,442.2	$5,358.9	1.74%		10.36
Subordinated notes, preferred shares, and other	164.2	204.1	N/A	(1)	10.49
Total	$5,606.4	$5,563.0

	As of December 31, 2019
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$4,534.3	$4,446.4	1.87%		10.78
Subordinated notes, preferred shares, and other	214.9	238.8	N/A	(1)	10.90
Total	$4,749.2	$4,685.2

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2020 and 2019, the fair value of the CLO assets was $6.3 billion and $5.2 billion, respectively.
8. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2020	2019
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$2,534.4	$2,038.2
Accrued bonuses	469.6	265.1
Employment-based contingent cash consideration	50.6	31.4
Other	168.0	161.8
Total	$3,222.6	$2,496.5

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Realized	$337.2	$219.1	$363.8
Unrealized	441.9	217.6	12.5
Total	$779.1	$436.7	$376.3
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2020 and 2019, the benefit obligation of those pension plans totaled approximately $109.2 million and $87.4 million, respectively. As of December 31, 2020 and 2019, the fair value of the plans’ assets was approximately $67.4 million and $59.6 million, respectively. At December 31, 2020 and 2019, the Company recognized a liability of $41.8 million and $27.8 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2020, 2019 and 2018, the net periodic benefit cost recognized was $5.5 million, $3.6 million and $3.1 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements. No other employees of the Company are covered by defined benefit pension plans.

9. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2020 (Dollars in millions):

Unfunded
Commitments
Global Private Equity	$2,835.2
Global Credit	333.4
Investment Solutions	313.3
Total	$3,481.9
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
Additionally, as of December 31, 2020 certain subsidiaries of the Company had $19.5 million in commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
    On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program is renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 2.38%, respectively, as of December 31, 2020). The aggregate Program limit of loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of December 31, 2020, approximately $15.0 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
financial statements. The Program replaced a similar agreement with another financial institution, and as of December 31, 2020, approximately $0.6 million remained outstanding and guaranteed by the Company under that previous agreement.
    Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment.  The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $36.5 million as of December 31, 2020.  The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $18.7 million at December 31, 2020, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2020. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2020. The Company recorded $1.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2019, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $175.9 million and $164.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2020 and 2019, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2020, approximately $10.6 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $8.1 million.
During the years ended December 31, 2020 and 2019, the Company paid $4.5 million and $41.3 million, respectively, to satisfy giveback obligations, primarily related to its Legacy Energy funds. Approximately $4.3 million and $22.1 million of these obligations were paid by current and former senior Carlyle professionals and $0.2 million and $19.2 million by the Company during the years ended December 31, 2020 and 2019, respectively.
If, at December 31, 2020, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.5 billion, on an after-tax basis where applicable, of which approximately $0.3 billion would be the responsibility of current and former senior Carlyle professionals.
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
In June 2018, the Company entered into an amended non-cancelable lease agreement expiring on March 31, 2030 for its Washington, D.C. office. In connection with the amended lease, the Company exercised an option to terminate its office lease in Arlington, Virginia at the end of 2019. The Company relocated one of its New York City offices in December 2020 to new office space in Midtown New York. The new lease was signed in July 2018 and expires in 2036. In connection with this new lease, the Company incurred a charge of $63.5 million (including transaction costs) during 2018 related to the assignment of an existing office lease in New York City. The charge will be paid over approximately 15 years beginning in December 2020. This charge (excluding $3.5 million of transaction costs paid) was accounted for as a lease incentive, and is included in lease right-of-use assets, net in the consolidated balance sheet as of December 31, 2020. Prior to commencement of the new lease, this charge was included in accounts payable, accrued expenses and other liabilities.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$47.8	$48.9
Sublease income	(4.0)	(2.3)
Total operating lease cost	$43.8	$46.6

Cash paid for amounts included in the measurement of operating lease liabilities	$57.8	$61.3

Weighted-average remaining lease term	12.4	9.8
Weighted-average discount rate	4.3%	5.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2021	$47.8
2022	60.9
2023	55.4
2024	51.9
2025	49.7
Thereafter	397.4
Total lease payments	$663.1
Less imputed interest	(149.6)
Total lease liabilities	$513.5

Rent expense was approximately $47.8 million, $48.9 million and $51.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The Carlyle Group Inc.

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
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. In June 2020, the Court of Appeals affirmed the decision dismissing the case. On June 24, 2020, plaintiffs filed a motion for rehearing with the Court of Appeals. On June 30, 2020, the Court of Appeals denied that motion. Plaintiffs filed an appeal to the New Mexico Supreme Court. On October 9, 2020, the New Mexico Supreme Court denied Foy’s petition for certiorari. On October 27, 2020, Foy filed two motions for rehearing with the New Mexico Supreme Court.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Company, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. On September 4, 2017, the Royal Court of Guernsey ruled that the Company and Directors of CCC acted reasonably and appropriately in the management and governance of CCC and that none of the Company, its affiliates or former directors of CCC had any liability. In December 2017, the plaintiff filed a notice of appeal of the trial court decision. On April 12, 2019 the Guernsey Court of Appeal dismissed the appeal and affirmed the trial court’s decision. On July 31, 2019, the plaintiffs filed a notice of appeal with the Judicial Committee of the Privy Council. On April 2, 2020, the parties entered into a binding Heads of Agreement and on April 21 executed a definitive settlement agreement, which received court approval on May 1, 2020. Pursuant to this agreement, the Company retains the amounts already received from the plaintiff to reimburse the Company for legal fees and expenses incurred to defend against the claims (approximately £23.3 million) and received the funds deposited as security with the Privy Council (approximately £850,000). All claims have now been dismissed. The Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying consolidated statements of operations during the year ended December 31, 2020.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory and public health conditions, including COVID-19, may have a significant negative impact on the Company’s investments and profitability. The funds managed by the Company may also experience a slowdown in the deployment of capital, which could adversely affect the Company’s ability to raise capital for new or successor funds and could also impact the management fees the Company earns on its carry funds and managed accounts. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
Furthermore, certain of the funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The funds’ ability to liquidate their publicly-traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. The funds’ ability to liquidate their investments and realize value is subject to significant limitations and uncertainties, including among others currency fluctuations and pandemics.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

10. Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(Dollars in millions)
Accrued incentive fees	$9.5	$8.2
Unbilled receivable for giveback obligations from current and former employees	—	1.4
Notes receivable and accrued interest from affiliates	17.9	10.5
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	245.1	253.8
Total	$272.5	$273.9
Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of December 31, 2020. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

    Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(Dollars in millions)
Due to non-consolidated affiliates	$49.2	$65.6
Amounts owed under the tax receivable agreement	98.0	107.3
Deferred consideration for Carlyle Holdings units	266.7	332.7
Other	22.8	36.5
Total	$436.7	$542.1

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Company of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units, as well as certain unit exchanges by senior Carlyle professionals prior to the Conversion. Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The first and second annual installment payments occurred in January 2020 and January 2021, respectively. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $4.8 million, $8.1 million and $8.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from TCG BDC in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional BDC Preferred Shares. During the year ended December 31, 2020, the Company recorded $2.3 million for the cash dividends declared by TCG BDC, which is included in interest and other income in the consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $60.0 million as of December 31, 2020 and included in investments, including accrued performance allocations, in the consolidated balance sheets.
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

11. Income Taxes
Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of partnership entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned prior to the Conversion. Such income was taxed at the unitholder and non-controlling interest holder level, and any income tax would be the responsibility of the unitholders and paid at that level. Results through December 31, 2019 reflect the Company’s pre-Conversion status as a partnership.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The Company recorded an estimated net deferred tax asset of $262.1 million relating to this step-up in tax basis. The Conversion and subsequent exchange of Carlyle Holdings units for an equivalent number of shares of common stock of the Company also resulted in an estimated net reduction of the deferred tax asset of $388.1 million. This amount was generated by: (1) deferred tax liabilities on investments and accrued performance revenue allocations, net of related compensation, which were not previously subject to U.S. corporate income tax, (2) an increase in the historical net deferred tax assets reflecting deferred tax amounts previously allocated to private unitholders, and (3) a decrease in the historical net deferred tax assets reflecting the impact of reducing our effective state tax rate under the corporate structure. Together with the estimated step-up in tax basis, the Conversion resulted in an estimated net reduction to the Company’s net deferred tax asset of $126.0 million due to the Conversion.
The effect of the exchange of Carlyle Holdings units for an equivalent number of shares of common stock of The Carlyle Group Inc. in the Conversion is accounted for as a transaction with non-controlling shareholders, the direct tax effects of which are recorded in equity. The effect of the termination of the status of the Company as a partnership for U.S. tax purposes in the Conversion is accounted for as a change in tax status and the related deferred tax effects are recorded in the provision for income taxes in the year ended December 31, 2020. Of the $126.0 million net reduction in the net deferred tax asset of the Company resulting from the Conversion, $85.9 million of expense was recorded in the provision for income taxes and $40.1 million recorded directly as a reduction to equity in the year ended December 31, 2020.

The income before provision for taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
U.S. domestic income	$439.5	$1,141.8	$206.5
Foreign income	140.5	91.6	153.7
Total income before provision for income taxes	$580.0	$1,233.4	$360.2

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Current
Federal income tax	$0.3	$1.0	$2.5
State and local income tax	3.6	1.2	0.2
Foreign income tax	50.2	30.1	40.6
Total current	54.1	32.3	43.3
Deferred
Federal income tax	127.2	4.5	(13.4)
State and local income tax	15.8	(0.3)	(1.7)
Foreign income tax	0.1	12.5	3.1
Total deferred	143.1	16.7	(12.0)
Total provision for income taxes	$197.2	$49.0	$31.3

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$580.0	$1,233.4	$360.2
Provision for income taxes	$197.2	$49.0	$31.3
Effective income tax rate	34.00%	3.97%	8.69%
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(2.02)%	(14.46)%	(20.85)%
Equity-based compensation	(3.09)%	(0.24)%	(0.98)%
Foreign income taxes	4.76%	2.29%	8.25%
State and local income taxes	2.08%	1.46%	(0.63)%
Valuation allowance	(2.25)%	(1.32)%	0.24%
Impact of change in tax status due to Conversion	14.59%	—%	—%
Unrecognized tax benefits	1.64%	—%	—%
Other adjustments(2)	(2.71)%	(4.76)%	1.66%
Effective income tax rate	34.00%	3.97%	8.69%
(1)Includes income that is not taxable to the Company and its subsidiaries. Such income was directly taxable to the common unitholders for the period prior to the Conversion and remains taxable to the Company’s non-controlling interest holders.
(2)Includes (2.64)% related to the disposal of certain foreign subsidiaries in 2020, which resulted in the recognition of long-term capital losses.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the tax effects of the temporary differences:

	As of December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$12.3	$11.9
Federal net operating loss carry forward	22.0	25.6
State net operating loss carry forwards	8.3	9.4
Capital loss carry forward	—	1.6
Tax basis goodwill and intangibles	304.9	105.6
Depreciation and amortization	23.7	16.1
Deferred restricted stock unit compensation	20.7	8.5
Deferred consideration for Carlyle Holdings units (see Note 10)	0.6	79.9
Lease liabilities	100.1	17.2
Accrued compensation	549.1	44.1
Basis difference in investments	91.3	17.9
Other	107.1	45.9
Deferred tax assets before valuation allowance	1,240.1	383.7
Valuation allowance	(15.0)	(25.7)
Total deferred tax assets	$1,225.1	$358.0
Deferred tax liabilities (1)
Intangible assets	$—	$1.9
Unrealized appreciation on investments	1,094.8	129.8
Lease right-of-use assets	79.6	15.0
Other	12.0	6.4
Total deferred tax liabilities	$1,186.4	$153.1
Net deferred tax assets (liabilities)	$38.7	$204.9

(1)As of December 31, 2020 and 2019, $1,128.6 million and $87.9 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Company’s balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.
The Company had $96.5 million and $270.1 million in deferred tax assets as of December 31, 2020 and 2019, respectively. These deferred tax assets resulted primarily from step-up in tax basis resulting from Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2), and reduced by temporary differences between the financial statement and tax bases of accrued performance allocations, net of related compensation. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

    The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. In prior years, a subsidiary of the Company subject to entity level income tax in certain state and local jurisdictions incurred significant tax losses and recorded a full valuation allowance on its deferred tax assets in these jurisdictions. During the year ended December 31, 2020, the Company released the full valuation allowance for $13.0 million after the evaluation of the positive and negative evidence and determination that it is more likely than not that the deferred tax assets will be realized. In addition, the Company established a valuation allowance on certain state net operating losses for a corporate subsidiary with entity level state net operating losses that cannot be utilized by other group members in the amount of $2.4 million. The Company continues to maintain a valuation allowance on the U.S. federal foreign tax credit (“FTC”) carryforward earned in 2013 and forward that will not be realized due to federal limitations on its utilization. As of December 31, 2020 and 2019, the Company has established a valuation allowance of $15.0 million and

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$25.7 million, respectively, for FTCs and other deferred tax assets in certain jurisdictions. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2020. Lastly, the Company has deferred tax liabilities of $57.8 million and $65.2 million at December 31, 2020 and 2019, respectively, which primarily resulted from unrealized appreciation on the Company’s investments in the Netherlands.
As of December 31, 2020, the Company has a federal pre-tax net operating loss (“NOL”) carry forward of approximately $104.9 million and cumulative state pre-tax NOL carry forwards of approximately $220.7 million, which will be available to offset future taxable income. If unused, a portion of the federal and state carry forwards will begin to expire in 2037 and 2021, respectively. However, the Company recorded a valuation allowance on $29.8 million of the state pre-tax NOL carry forwards. In addition, the Company has an FTC carryforward of $12.3 million, which relates to taxes paid in foreign jurisdictions that may reduce the Company’s federal tax liability. If unused, a portion will expire in 2023 and years forward. A valuation allowance of $11.9 million is recorded on these FTCs.
On March 27, 2020, the Coronavirus AID, Relief, and Economic Security Act (“CARES Act”) was enacted to provide relief to taxpayers as a result of the economic impact of COVID-19. The provisions allowed federal NOLs generated in 2018 through 2020 to be carried back 5 years and temporarily suspended the 80% limitation on the utilization of federal NOLs utilized in 2018 through 2020. After 2020, the Tax Cuts and Jobs Act (“TCJA”) limits federal NOLs generated in 2018 through 2020 to 80% of taxable income in any tax year, but federal NOLs may be carried forward indefinitely. As of December 31, 2020, the Company has $22.7 million of federal pre-tax NOLs subject to the 80% limitation that may be carried forward indefinitely. The remaining $82.2 million of federal pre-tax NOLs were generated prior to 2018 and are not subject to the limitation under TCJA. Further, the timing of utilization of tax attributes generated prior to the Conversion may be impacted by change of control limitations under Internal Revenue Code Section 382.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2020, the Company’s U.S. federal income tax returns for the years 2017 through 2019 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2015 to 2019. Foreign tax returns are generally subject to audit from 2011 to 2019. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record unrecognized tax benefits or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $24.0 million and $15.1 million as of December 31, 2020 and 2019, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $6.8 million and $5.0 million as of December 31, 2020 and 2019, related to interest and penalties associated with uncertain tax positions. If recognized, $19.0 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2020	2019	2018
	(Dollars in millions)
Balance at January 1	$10.1	$8.9	$8.9
Additions based on tax positions related to current year	8.7	—	—
Additions for tax positions of prior years	—	1.9	0.2
Reductions for tax positions of prior years	(0.1)	—	—
Reductions due to lapse of statute of limitations	(0.6)	(0.7)	(0.2)
Reductions due to settlements	(0.9)	—	—
Balance at December 31	$17.2	$10.1	$8.9

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1.2	$0.1
Non-Carlyle interests in majority-owned subsidiaries	223.3	324.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	16.5	8.9
Non-controlling interests in consolidated entities	$241.0	$333.5

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$8.1	$10.0	$(5.3)
Non-Carlyle interests in majority-owned subsidiaries	16.5	20.6	36.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	10.0	6.0	2.8
Non-controlling interests in income of consolidated entities	$34.6	$36.6	$33.9

13. Earnings Per Common Share
    Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$348,200,000	$348,200,000	$345,300,000	$345,300,000	$92,900,000	$92,900,000
Weighted-average common shares outstanding	350,464,315	358,393,802	113,082,733	122,632,889	104,198,089	113,389,443
Net income per common share	$0.99	$0.97	$3.05	$2.82	$0.89	$0.82
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	350,464,315	350,464,315	113,082,733	113,082,733	104,198,089	104,198,089
Unvested restricted stock units	—	5,545,150	—	8,681,760	—	8,336,661
Issuable Carlyle Group Inc. common shares	—	2,384,337	—	868,396	—	854,693
Weighted-average common shares outstanding	350,464,315	358,393,802	113,082,733	122,632,889	104,198,089	113,389,443
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting restricted stock units.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Prior to the Conversion, the Company also included contingently issuable Carlyle Holdings partnership units in the determination of dilutive weighted-average common shares. The Company applied the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding. The Company applied the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common shares represented by the unvested Carlyle Holdings partnership units.
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common share in 2019 and 2018, the Company considered that net income available to holders of common shares would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 230,213,627 of vested Carlyle Holdings partnership units and 3,565 of unvested Carlyle Holdings partnership units for the year ended December 31, 2019 and 230,266,308 of vested Carlyle Holdings partnership units and 2,140,224 of unvested Carlyle Holdings partnership units for the year ended December 31, 2018 were antidilutive, and therefore have been excluded.

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
    Stock Repurchase Program
    In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units, inclusive of amounts remaining under the February 2016 repurchase program described below. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2020, the Company paid an aggregate of $26.4 million to repurchase and retire 1.1 million shares with all of the repurchases done via open market and brokered transactions. As of December 31, 2020, $139.1 million of repurchase capacity remained under the program. In February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock.
In February 2016, the Board of Directors of the Company authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. During the year ended December 31, 2018, the Company paid an aggregate of $107.5 million to repurchase and retire 4.9 million units with all of the repurchases done via open market and brokered transactions. From inception of this program through December 31, 2018, the Company paid an aggregate of $166.6 million to repurchase and retire 8.6 million units.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders (1)
		(Dollars in millions, except per share data)
May 13, 2019	May 20, 2019	$0.19	$21.0
August 12, 2019	August 19, 2019	0.43	49.9
November 12, 2019	November 19, 2019	0.31	36.5
February 18, 2020	February 25, 2020	0.25	87.4
Total 2019 Dividend Year		$1.18	$194.8

May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
February 16, 2021	February 23, 2021	0.25	88.7
Total 2020 Dividend Year		$1.00	$352.6
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

15. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2021, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 35,352,057.
Common Shares
In connection with its strategic investment in NGP, the Company agreed to issue common units on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to issue common units on an annual basis with a value not to exceed based $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the Company accounts for its investment in NGP under the equity method of accounting, the fair value of the units is recognized as a reduction to principal investment income. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $8.8 million, $8.1 million and $8.1 million, respectively, as a reduction to principal investment income related to these units.
Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units were held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vested ratably over a six-year period. The unvested Carlyle Holdings partnership units were accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units were charged to equity-based compensation expense on a straight-line basis over the required service

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
period. The Company recorded equity-based compensation expense associated with these awards of $0.2 million and $55.8 million for the years ended December 31, 2019 and 2018, respectively. No tax benefits were recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units did not result in a tax deduction to the corporate taxpayers. As of December 31, 2019, all of these awards were vested.
Restricted Stock Units
The deferred restricted stock units are unvested when granted and vest ratably over a service period, which generally ranges from six months to four years. The grant-date fair value of the deferred restricted stock units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that ranges from 0% to 20.0%, as these unvested awards do not participate in any dividends. The Company recorded compensation expense of $105.0 million, $139.8 million and $184.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, with $26.0 million, $13.7 million and $16.6 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2020, 2019 and 2018. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of the addition/(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for units that vested was $(4.8) million, $(4.7) million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the deferred tax asset related to equity-based compensation increased by $15.5 million during the year ended December 31, 2020 as a result of the exchange of Carlyle Holdings units in the Conversion, as equity-based compensation previously attributable to non-controlling interests is now attributable to the Company (see Note 11). As of December 31, 2020, the total unrecognized equity-based compensation expense related to unvested deferred restricted stock units is $113.6 million, which is expected to be recognized over a weighted-average term of 1.9 years.
    The expense associated with the deferred restricted stock units granted to NGP personnel are recognized as a reduction of the Company’s investment income in NGP Management. Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $6.0 million, $6.0 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The vesting of deferred restricted stock units creates taxable income for the Company’s employees in certain jurisdictions. Accordingly, the employees may elect to engage the Company’s equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.
In 2020, the Company granted approximately 3.5 million deferred restricted stock units across a number of the Company’s employees. The total estimated grant-date fair value of these awards was approximately $101.4 million.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2020 and a summary of changes from December 31, 2017 through December 31, 2020, are presented below:

	Carlyle Holdings		The Carlyle Group, Inc.
			Equity Settled Awards
Unvested Shares	Partnership Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	8,095,015	$22.03	15,519,591	$16.25	7,782	$22.22
Granted	—	$—	12,907,610	$20.83	400,528	$24.97
Vested	8,085,628	$22.02	8,665,497	$17.42	7,782	$22.22
Forfeited	—	$—	638,004	$16.57	—	$—
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73	400,528	$24.97
Granted	—	$—	6,196,319	$15.73	547,973	$18.25
Vested	9,387	$28.26	9,903,260	$19.35	160,211	$24.97
Forfeited	—	$—	794,600	$17.82	—	$—
Balance, December 31, 2019	—	$—	14,622,159	$17.09	788,290	$20.30
Granted	—	$—	3,450,355	$29.40	299,401	$33.40
Vested	—	$—	7,112,767	$17.36	339,347	$20.63
Forfeited	—	$—	2,436,665	$19.03	—	$—
Balance, December 31, 2020	—	$—	8,523,082	$21.70	748,344	$25.39
(1) Includes shares issued in connection with the Company’s strategic investment in NGP.
16. Segment Reporting
Historically, the Company conducted its operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions. In the fourth quarter of 2020, in connection with the transition to a sole chief executive officer on October 1, 2020, senior management began re-evaluating the Company’s operating structure. As a result, the Company revised its operating segments by combining Corporate Private Equity and Real Assets into a single segment called Global Private Equity to reflect how the chief operating decision makers manage and assess the performance of the business and allocate resources. Effective with the three months ended December 31, 2020, the presentation of the Company’s segment financial information has been modified to reflect this change, with retrospective application to all prior periods presented. Consequently, information for the years ended December 31, 2019 and 2018 will be different from the historical segment financial results previously reported by the Company in its reports filed with the SEC. There was no impact to the Global Credit and Investment Solutions segments as a result of this change.
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital, real estate and natural resources transactions.
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

The Company’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on cash-based compensation and benefits expense for each segment. The Company’s earnings from its investment in NGP are presented in the respective operating captions within the Global Private Equity segment.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
    Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Company’s industry and is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of the Company’s three reportable segments. Management also uses DE in budgeting, forecasting, and the overall management of the Company’s segments. Management believes that reporting DE is helpful to understanding the Company’s business and that investors should review the same supplemental financial measure that management uses to analyze the Company’s segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Company’s segment reported results and is used to assess performance.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2020:

	December 31, 2020 and the Year Then Ended
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,042.0	$324.2	$193.0	$1,559.2
Portfolio advisory and transaction fees, net and other	22.8	34.0	0.1	56.9
Total fund level fee revenues	1,064.8	358.2	193.1	1,616.1
Realized performance revenues	404.5	26.5	155.1	586.1
Realized principal investment income	52.0	18.7	2.3	73.0
Interest income	3.3	10.4	0.6	14.3
Total revenues	1,524.6	413.8	351.1	2,289.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	501.9	206.1	113.5	821.5
Realized performance revenues related compensation	183.0	12.2	144.6	339.8
Total compensation and benefits	684.9	218.3	258.1	1,161.3
General, administrative, and other indirect expenses	157.9	45.7	37.8	241.4
Depreciation and amortization expense	22.0	7.0	4.5	33.5
Interest expense	55.3	26.6	9.3	91.2
Total expenses	920.1	297.6	309.7	1,527.4
Distributable Earnings	$604.5	$116.2	$41.4	$762.1
(-) Realized net performance revenues	221.5	14.3	10.5	246.3
(-) Realized principal investment income	52.0	18.7	2.3	73.0
(+) Net interest	52.0	16.2	8.7	76.9
(=) Fee Related Earnings	$383.0	$99.4	$37.3	$519.7
Segment assets as of December 31, 2020	$6,341.1	$1,923.4	$1,262.9	$9,527.4

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2019:

	December 31, 2019 and the Year Then Ended
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,106.6	$307.2	$157.1	$1,570.9
Portfolio advisory and transaction fees, net and other	38.9	14.6	—	53.5
Total fund level fee revenues	1,145.5	321.8	157.1	1,624.4
Realized performance revenues	301.8	1.8	70.7	374.3
Realized principal investment income	73.3	12.0	1.7	87.0
Interest income	8.7	14.2	1.5	24.4
Total revenues	1,529.3	349.8	231.0	2,110.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	510.6	185.2	96.3	792.1
Realized performance revenues related compensation	145.2	0.4	64.6	210.2
Total compensation and benefits	655.8	185.6	160.9	1,002.3
General, administrative, and other indirect expenses	215.2	78.9	37.2	331.3
Depreciation and amortization expense	32.1	9.9	6.2	48.2
Interest expense	46.8	27.0	7.9	81.7
Total expenses	949.9	301.4	212.2	1,463.5
Distributable Earnings	$579.4	$48.4	$18.8	$646.6
(-) Realized net performance revenues	156.6	1.4	6.1	164.1
(-) Realized principal investment income	73.3	12.0	1.7	87.0
(+) Net interest	38.1	12.8	6.4	57.3
(=) Fee Related Earnings	$387.6	$47.8	$17.4	$452.8
Segment assets as of December 31, 2019	$4,997.0	$2,564.7	$1,226.2	$8,787.9

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$952.0	$243.0	$166.8	$1,361.8
Portfolio advisory and transaction fees, net and other	56.7	6.1	0.4	63.2
Total fund level fee revenues	1,008.7	249.1	167.2	1,425.0
Realized performance revenues	566.2	9.8	106.4	682.4
Realized principal investment income	40.1	7.9	0.1	48.1
Interest income	13.7	15.3	1.4	30.4
Total revenues	1,628.7	282.1	275.1	2,185.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	508.3	140.4	92.0	740.7
Realized performance revenues related compensation	261.9	4.5	96.3	362.7
Total compensation and benefits	770.2	144.9	188.3	1,103.4
General, administrative, and other indirect expenses	231.7	30.5	36.6	298.8
Depreciation and amortization expense	24.1	6.3	4.7	35.1
Interest expense	45.2	22.9	6.6	74.7
Total expenses	1,071.2	204.6	236.2	1,512.0
Distributable Earnings	$557.5	$77.5	$38.9	$673.9
(-) Realized net performance revenues	304.3	5.3	10.1	319.7
(-) Realized principal investment income	40.1	7.9	0.1	48.1
(+) Net interest	31.5	7.6	5.2	44.3
(=) Fee Related Earnings	$244.6	$71.9	$33.9	$350.4

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables reconcile the Total Segments to the Company’s Total Assets and Income (Loss) Before Provision for Income Taxes as of and for the years ended December 31, 2020 and 2019:

	December 31, 2020 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,289.5	$226.8	$418.3	(a)	$2,934.6
Expenses	$1,527.4	$206.2	$599.7	(b)	$2,333.3
Other income	$—	$(21.3)	$—	(c)	$(21.3)
Distributable earnings	$762.1	$(0.7)	$(181.4)	(d)	$580.0
Total assets	$9,527.4	$6,294.6	$(177.2)	(e)	$15,644.8

	December 31, 2019 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,110.1	$199.2	$1,067.7	(a)	$3,377.0
Expenses	$1,463.5	$165.6	$490.6	(b)	$2,119.7
Other income	$—	$(23.9)	$—	(c)	$(23.9)
Distributable earnings	$646.6	$9.7	$577.1	(d)	$1,233.4
Total assets	$8,787.9	$5,204.3	$(183.4)	(e)	$13,808.8
The following table reconciles the Total Segments to the Company’s Income Before Provision for Income Taxes for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,185.9	$214.5	$26.8	(a)	$2,427.2
Expenses	$1,512.0	$213.3	$346.2	(b)	$2,071.5
Other income	$—	$4.5	$—	(c)	$4.5
Distributable earnings	$673.9	$5.7	$(319.4)	(d)	$360.2

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Unrealized performance revenues	$1,031.0	$267.8	$(42.7)
Unrealized principal investment income	(556.2)	590.9	48.8
Adjusted unrealized principal investment income from investment in Fortitude Re	(104.4)	140.9	11.7
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(15.3)	(16.2)	(18.9)
Tax expense associated with certain foreign performance revenues	0.5	0.3	(4.9)
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	96.6	117.5	92.5
Elimination of revenues of Consolidated Funds	(33.9)	(33.5)	(59.7)
	$418.3	$1,067.7	$26.8

    The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$1,616.1	$1,624.4	$1,425.0
Adjustments (1)	(130.1)	(148.2)	(153.0)
Carlyle Consolidated - Fund management fees	$1,486.0	$1,476.2	$1,272.0

    (1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of certain incentive fees from business development companies and other credit products, management fees earned from consolidated CLOs which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory and transaction fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Unrealized performance revenues related compensation	$432.3	$225.5	$7.4
Equity-based compensation	116.6	151.5	252.2
Acquisition related charges and amortization of intangibles and impairment	38.1	52.0	22.3
Other non-operating (income) expense	(7.2)	1.3	1.1
Tax expense associated with certain foreign performance revenues related compensation	(8.4)	(14.3)	(6.2)
Non-Carlyle economic interests in acquired business and other adjustments to present certain costs on a net basis	55.8	75.0	34.3
Lease assignment and termination costs	—	—	66.9
Debt extinguishment costs	—	0.1	7.8
Corporate conversion costs, severance and other adjustments	15.2	33.3	9.1
Elimination of expenses of Consolidated Funds	(42.7)	(33.8)	(48.7)
	$599.7	$490.6	$346.2

(c)    The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)    The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income before provision for income taxes	$580.0	$1,233.4	$360.2
Adjustments:
Net unrealized performance revenues	(598.7)	(42.3)	50.2
Unrealized principal investment (income) loss	556.2	(590.9)	(48.8)
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re	104.4	(140.9)	(11.7)
Equity-based compensation(1)	116.6	151.5	252.2
Acquisition related charges, including amortization of intangibles and impairment	38.1	52.0	22.3
Other non-operating (income) expense	(7.2)	1.3	1.1
Net income attributable to non-controlling interests in consolidated entities	(34.6)	(36.6)	(33.9)
Tax expense associated with certain foreign performance revenues	(7.9)	(14.3)	(1.5)
Lease assignment and termination costs	—	—	66.9
Debt extinguishment costs	—	0.1	7.8
Corporate conversion costs, severance and other adjustments	15.2	33.3	9.1
Distributable Earnings	$762.1	$646.6	$673.9
Realized performance revenues, net of related compensation(2)	246.3	164.1	319.7
Realized principal investment income(2)	73.0	87.0	48.1
Net interest	76.9	57.3	44.3
Fee Related Earnings	$519.7	$452.8	$350.4

(1) Equity-based compensation for the years ended December 31, 2020, 2019 and 2018 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
    (2)    See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

	Year Ended December 31, 2018
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$622.9	$59.5	$682.4
Performance revenues related compensation expense	376.3	(13.6)	362.7
Net performance revenues	$246.6	$73.1	$319.7
Principal investment income (loss)	$186.3	$(138.2)	$48.1

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

(e)The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total assets.

The Carlyle Group Inc.

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2020
Americas(1)	$1,787.7	61%	$7,758.8	50%
EMEA(2)	622.3	21%	6,807.0	43%
Asia-Pacific(3)	524.6	18%	1,079.0	7%
Total	$2,934.6	100%	$15,644.8	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2019
Americas(1)	$2,265.9	67%	$6,616.8	48%
EMEA(2)	815.3	24%	6,471.9	47%
Asia-Pacific(3)	295.8	9%	720.1	5%
Total	$3,377.0	100%	$13,808.8	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2018
Americas(1)	$1,596.0	66%	$5,555.9	43%
EMEA(2)	875.5	36%	6,791.6	53%
Asia-Pacific(3)	(44.3)	(2)%	566.7	4%
Total	$2,427.2	100%	$12,914.2	100%

(1)Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
17. Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2020 and 2019 are presented below.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Dollars in millions)
Revenues	$(745.7)	$1,131.0	$1,034.6	$1,514.7
Expenses	(69.8)	924.5	643.4	835.2
Other income (loss)	(113.1)	50.3	23.9	17.6
Income (loss) before provision for income taxes	$(789.0)	$256.8	$415.1	$697.1
Net income (loss)	$(709.0)	$204.5	$332.7	$554.6
Net income (loss) attributable to The Carlyle Group Inc. common stockholders	$(612.0)	$145.9	$295.5	$518.8
Net income (loss) attributable to The Carlyle Group Inc. per common share(1)
Basic	$(1.76)	$0.42	$0.84	$1.47
Diluted	$(1.76)	$0.41	$0.82	$1.44
Dividends declared per common share(2)	$0.25	$0.25	$0.25	$0.25

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Dollars in millions)
Revenues	$1,087.0	$1,061.1	$768.6	$460.3
Expenses	602.5	528.3	505.3	483.6
Other income (loss)	(14.2)	9.2	(1.9)	(17.0)
Income (loss) before provision for income taxes	$470.3	$542.0	$261.4	$(40.3)
Net income (loss)	$446.3	$526.5	$252.0	$(40.4)
Net income (loss) attributable to The Carlyle Group Inc. common stockholders	$137.0	$148.2	$68.4	$(8.3)
Net income (loss) attributable to The Carlyle Group Inc. per common share(1)
Basic	$1.25	$1.34	$0.60	$(0.07)
Diluted	$1.18	$1.23	$0.55	$(0.08)
Dividends declared per common share(2)	$0.43	$0.19	$0.43	$0.31

(1)The sum of the quarterly earnings per common share amounts may not equal the total for the year due to the effects of rounding and dilution.
(2)Dividends declared reflects the calendar date of the declaration of each dividend.

18. Subsequent Events
Dividends
In February 2021, the Board of Directors declared a dividend of $0.25 per common share to common stockholders of record at the close of business on February 16, 2021, payable on February 23, 2021.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of December 31, 2020 and 2019 and results of operations for the years ended December 31, 2020, 2019 and 2018. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$987.6	$—	$—	$987.6
Cash and cash equivalents held at Consolidated Funds	—	148.6	—	148.6
Restricted cash	2.0	—	—	2.0
Investments, including performance allocations of $4,968.6	7,551.7	—	(170.8)	7,380.9
Investments of Consolidated Funds	—	6,056.9	—	6,056.9
Due from affiliates and other receivables, net	278.9	—	(6.4)	272.5
Due from affiliates and other receivables of Consolidated Funds, net	—	89.1	—	89.1
Fixed assets, net	149.2	—	—	149.2
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	51.7	—	—	51.7
Intangible assets, net	48.7	—	—	48.7
Deferred tax assets	96.5	—	—	96.5
Total assets	$9,527.4	$6,294.6	$(177.2)	$15,644.8
Liabilities and equity
Debt obligations	$1,970.9	$—	$—	$1,970.9
Loans payable of Consolidated Funds	—	5,563.0	—	5,563.0
Accounts payable, accrued expenses and other liabilities	286.3	—	—	286.3
Accrued compensation and benefits	3,222.6	—	—	3,222.6
Due to affiliates	436.7	—	—	436.7
Deferred revenue	89.0	—	—	89.0
Deferred tax liabilities	57.8	—	—	57.8
Other liabilities of Consolidated Funds	—	556.1	—	556.1
Lease liabilities	513.5	—	—	513.5
Accrued giveback obligations	18.7	—	—	18.7
Total liabilities	6,595.5	6,119.1	—	12,714.6
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,546.2	167.6	(167.6)	2,546.2
Retained earnings	348.2	—	—	348.2
Accumulated other comprehensive income (loss)	(205.8)	6.7	(9.6)	(208.7)
Non-controlling interests in consolidated entities	239.8	1.2	—	241.0
Total equity	2,931.9	175.5	(177.2)	2,930.2
Total liabilities and equity	$9,527.4	$6,294.6	$(177.2)	$15,644.8

	As of December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$793.4	$—	$—	$793.4
Cash and cash equivalents held at Consolidated Funds	—	122.4	—	122.4
Restricted cash	34.6	—	—	34.6
Investments, including performance allocations of $3,855.6 million	6,982.7	—	(178.3)	6,804.4
Investments of Consolidated Funds	—	5,007.3	—	5,007.3
Due from affiliates and other receivables, net	279.0	—	(5.1)	273.9
Due from affiliates and other receivables of Consolidated Funds, net	—	74.4	—	74.4
Fixed assets, net	108.2	—	—	108.2
Lease right-of-use assets, net	203.8	—	—	203.8
Deposits and other	53.8	0.2	—	54.0
Intangible assets, net	62.3	—	—	62.3
Deferred tax assets	270.1	—	—	270.1
Total assets	$8,787.9	$5,204.3	$(183.4)	$13,808.8
Liabilities and partners’ capital
Debt obligations	$1,976.3	$—	$—	$1,976.3
Loans payable of Consolidated Funds	—	4,706.7	—	4,706.7
Accounts payable, accrued expenses and other liabilities	354.9	—	—	354.9
Accrued compensation and benefits	2,496.5	—	—	2,496.5
Due to affiliates	542.1	—	—	542.1
Deferred revenue	71.0	—	—	71.0
Deferred tax liabilities	65.2	—	—	65.2
Other liabilities of Consolidated Funds	—	316.1	—	316.1
Lease liabilities	288.2	—	—	288.2
Accrued giveback obligations	22.2	—	—	22.2
Total liabilities	5,816.4	5,022.8	—	10,839.2
Partners’ capital	703.8	61.7	(61.7)	703.8
Accumulated other comprehensive loss	(84.5)	(0.1)	(0.6)	(85.2)
Non-controlling interests in consolidated entities	333.4	0.1	—	333.5
Non-controlling interests in Carlyle Holdings	2,018.8	119.8	(121.1)	2,017.5
Total partners’ capital	2,971.5	181.5	(183.4)	2,969.6
Total liabilities and partners’ capital	$8,787.9	$5,204.3	$(183.4)	$13,808.8

	Year Ended December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,513.6	$—	$(27.6)	$1,486.0
Incentive fees	37.0	—	—	37.0
Investment income
Performance allocations	1,635.9	—	—	1,635.9
Principal investment loss	(546.4)	—	5.7	(540.7)
Total investment income	1,089.5	—	5.7	1,095.2
Interest and other income	101.6	—	(12.0)	89.6
Interest and other income of Consolidated Funds	—	226.8	—	226.8
Total revenues	2,741.7	226.8	(33.9)	2,934.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	849.6	—	—	849.6
Equity-based compensation	105.0	—	—	105.0
Performance allocations and incentive fee related compensation	779.1	—	—	779.1
Total compensation and benefits	1,733.7	—	—	1,733.7
General, administrative and other expenses	349.3	—	—	349.3
Interest	94.0	—	—	94.0
Interest and other expenses of Consolidated Funds	—	206.2	(42.7)	163.5
Other non-operating income	(7.2)	—	—	(7.2)
Total expenses	2,169.8	206.2	(42.7)	2,333.3
Other income (loss)
Net investment losses of Consolidated Funds	—	(21.3)	—	(21.3)
Income (loss) before provision for income taxes	571.9	(0.7)	8.8	580.0
Provision for income taxes	197.2	—	—	197.2
Net income (loss)	374.7	(0.7)	8.8	382.8
Net income attributable to non-controlling interests in consolidated entities	26.5	—	8.1	34.6
Net income (loss) attributable to The Carlyle Group Inc.	$348.2	$(0.7)	$0.7	$348.2

	Year Ended December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,497.7	$—	$(21.5)	$1,476.2
Incentive fees	35.9	—	—	35.9
Investment income
Performance allocations	799.1	—	—	799.1
Principal investment income	755.0	—	14.3	769.3
Total investment income	1,554.1	—	14.3	1,568.4
Interest and other income	123.6	—	(26.3)	97.3
Interest and other income of Consolidated Funds	—	199.2	—	199.2
Total revenues	3,211.3	199.2	(33.5)	3,377.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	833.4	—	—	833.4
Equity-based compensation	140.0	—	—	140.0
Performance allocations and incentive fee related compensation	436.7	—	—	436.7
Total compensation and benefits	1,410.1	—	—	1,410.1
General, administrative and other expenses	494.4	—	—	494.4
Interest	82.1	—	—	82.1
Interest and other expenses of Consolidated Funds	—	165.6	(33.8)	131.8
Other non-operating expense	1.3	—	—	1.3
Total expenses	1,987.9	165.6	(33.8)	2,119.7
Other income (loss)
Net investment losses of Consolidated Funds	—	(23.9)	—	(23.9)
Income before provision for income taxes	1,223.4	9.7	0.3	1,233.4
Provision for income taxes	49.0	—	—	49.0
Net income	1,174.4	9.7	0.3	1,184.4
Net income attributable to non-controlling interests in consolidated entities	26.6	—	10.0	36.6
Net income attributable to Carlyle Holdings	1,147.8	9.7	(9.7)	1,147.8
Net income attributable to non-controlling interests in Carlyle Holdings	766.9	—	—	766.9
Net income attributable to The Carlyle Group L.P.	380.9	9.7	(9.7)	380.9
Net income attributable to Series A Preferred Unitholders	19.1	—	—	19.1
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group L.P. Common Unitholders	$345.3	$9.7	$(9.7)	$345.3

	Year Ended December 31, 2018
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,296.4	$—	$(24.4)	$1,272.0
Incentive fees	31.3	—	(1.1)	30.2
Investment income
Performance allocations	622.9	—	—	622.9
Principal investment income	193.8	—	(7.5)	186.3
Total investment income	816.7	—	(7.5)	809.2
Interest and other income	128.0	—	(26.7)	101.3
Interest and other income of Consolidated Funds	—	214.5	—	214.5
Total revenues	2,272.4	214.5	(59.7)	2,427.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	746.7	—	—	746.7
Equity-based compensation	239.9	—	—	239.9
Performance allocations and incentive fee related compensation	376.3	—	—	376.3
Total compensation and benefits	1,362.9	—	—	1,362.9
General, administrative and other expenses	460.7	—	—	460.7
Interest	82.2	—	—	82.2
Interest and other expenses of Consolidated Funds	—	213.3	(48.7)	164.6
Other non-operating income	1.1	—	—	1.1
Total expenses	1,906.9	213.3	(48.7)	2,071.5
Other income
Net investment gains of Consolidated Funds	—	4.5	—	4.5
Income before provision for income taxes	365.5	5.7	(11.0)	360.2
Provision for income taxes	31.3	—	—	31.3
Net income	334.2	5.7	(11.0)	328.9
Net income attributable to non-controlling interests in consolidated entities	39.2	—	(5.3)	33.9
Net income attributable to Carlyle Holdings	295.0	5.7	(5.7)	295.0
Net loss attributable to non-controlling interests in Carlyle Holdings	178.5	—	—	178.5
Net income attributable to The Carlyle Group L.P.	116.5	5.7	(5.7)	116.5
Net income attributable to Series A Preferred Unitholders	23.6	—	—	23.6
Net income attributable to The Carlyle Group L.P. Common Unitholders	$92.9	$5.7	$(5.7)	$92.9

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash flows from operating activities
Net income	$374.7	$1,174.4	$334.2
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	52.1	65.6	46.9
Equity-based compensation	105.0	140.0	239.9
Non-cash performance allocations and incentive fees	(631.8)	(271.8)	25.8
Non-cash principal investment income	568.0	(647.9)	(165.9)
Other non-cash amounts	(2.9)	24.8	3.2
Purchases of investments	(317.8)	(350.2)	(533.8)
Purchase of investment in Fortitude Re	(79.6)	—	(393.8)
Proceeds from the sale of investments	332.1	421.0	916.2
Payments of contingent consideration	—	—	(37.5)
Change in deferred taxes, net	134.5	13.9	(19.8)
Change in due from affiliates and other receivables	1.2	49.8	(75.0)
Change in deposits and other	(2.0)	(6.0)	(4.0)
Change in accounts payable, accrued expenses and other liabilities	(4.0)	(43.7)	78.2
Change in accrued compensation and benefits	210.1	51.5	60.8
Change in due to affiliates	(29.2)	24.7	(35.6)
Change in lease right-of-use asset and lease liability	(9.8)	(16.9)	—
Change in deferred revenue	16.2	(37.9)	21.4
Net cash provided by operating activities	716.8	591.3	461.2
Cash flows from investing activities
Purchases of fixed assets, net	(61.2)	(27.8)	(31.3)
Acquisitions, net of cash acquired	—	—	(67.8)
Net cash used in investing activities	(61.2)	(27.8)	(99.1)
Cash flows from financing activities
Borrowings under credit facilities	294.1	92.7	—
Repayments under credit facilities	(329.9)	(56.9)	—
Issuance of 3.500% senior notes due 2029, net of financing costs	—	420.6	—
Issuance of 5.650% senior notes due 2048, net of financing costs	—	—	345.7
Repurchase of 3.875% senior notes due 2023	—	—	(255.1)
Repayment of term loan	—	(25.0)	—
Proceeds from debt obligations	20.5	41.0	40.8
Payments on debt obligations	(3.8)	(45.2)	(156.7)
Payments of contingent consideration	(0.3)	(0.2)	—
Redemption of preferred units	—	(405.4)	—
Dividends to common stockholders	(351.3)	(154.8)	(129.8)
Distributions to preferred unitholders	—	(17.6)	(23.6)
Distributions to non-controlling interest holders in Carlyle Holdings	—	(313.4)	(288.8)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	—	—
Contributions from non-controlling interest holders	31.0	57.8	31.3
Distributions to non-controlling interest holders	(76.8)	(62.3)	(98.9)
Common shares repurchased	(26.4)	(34.5)	(107.5)
Change in due to/from affiliates financing activities	0.7	129.3	(97.1)
Net cash used in financing activities	(511.0)	(373.9)	(739.7)
Effect of foreign exchange rate changes	17.0	0.1	(12.9)
Increase (decrease) in cash, cash equivalents and restricted cash	161.6	189.7	(390.5)
Cash, cash equivalents and restricted cash, beginning of period	828.0	638.3	1,028.8
Cash, cash equivalents and restricted cash, end of period	$989.6	$828.0	$638.3
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$987.6	$793.4	$629.6
Restricted cash	2.0	34.6	8.7
Total cash, cash equivalents and restricted cash, end of period	$989.6	$828.0	$638.3

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
Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
    Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

    Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our audit committee, executive officers and corporate governance will be in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2020 (the “2021 Proxy Statement”) and is incorporated in this Form 10-K by reference.
Code of Conduct and Code of Ethics for Financial Professionals
We have a Code of Conduct and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer and principal accounting officer. Each of these codes is available on our website at http://ir.carlyle.com. We intend to disclose any amendment to or waiver of the Code of Conduct and any waiver of our Code of Ethics for Financial Professionals on behalf of an executive officer or director either on our website or in a Form 8-K filing.
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2021 Proxy Statement and is incorporated in this Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2021 Proxy Statement and is incorporated in this Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2021 Proxy Statement and is incorporated in this Form 10-K by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2021 Proxy Statement and is incorporated in this Form 10-K by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report
    1. Financial Statements

    3. Exhibits
        A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Fortitude Group Holdings, LLC for the years ended December 31, 2020 and 2019. We expect to file those financial statements by amendment to our Annual Report on Form 10-K on or before March 31, 2021 as permitted by Item 3-09(b)(1) of Regulation S-X.

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

4.4
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Holdings Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 12, 2020).

Exhibit No.	Description

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

4.9
Third Supplemental Indenture dated as of January 1, 2020 among Carlyle Holdings II Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 12, 2020).

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

4.12
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 12, 2020).

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

4.17
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

4.18	Description of Capital Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K filed on February 12, 2020).

Exhibit No.	Description

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

10.17*	Non-Exclusive Aircraft Lease Agreement, dated as of December 22, 2020, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee.

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

10.23+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 12, 2020).

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

10.25*+	Form of Global Restricted Stock Unit Agreement.

10.26+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020).

10.27+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Co-Chief Executive Officers Granted in February 2018 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.28+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2019 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

Exhibit No.	Description

10.29+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2020 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020).

10.30+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.31+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: February 11, 2021

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of February 2021.

Signature	Title
/s/ Kewsong Lee Kewsong Lee	Chief Executive Officer and Director (principal executive officer)

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Co-Chairman and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman Emeritus and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Chairman and Director

/s/ Peter J. Clare Peter J. Clare	Chief Investment Officer for Corporate Private Equity and Director

/s/ Lawton Fitt Lawton Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)