Form 10-K/A
period 2020-12-31
Carlyle Group Inc.
filed 2021-03-05
CIK 1527166

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

EXPLANATORY NOTE
The Carlyle Group Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company”, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed on February 11, 2021 (the “Form 10-K”), to provide audited financial statements for Fortitude Group Holdings, LLC, pursuant to Rule 3-09 of Regulation S-X for the year ended December 31, 2020. In accordance with Rule 3-09(b), the separate audited financial statements of Fortitude Group Holdings, LLC are being filed as an amendment to the Form 10-K as Exhibit 99.1 included in Part IV, Item 15 of this filing.
This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibit 23.2, the consent of PricewaterhouseCoopers LLP, and Exhibits 31.3, 31.4, 32.3, and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.
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
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    The audited financial statements of Fortitude Group Holdings, LLC for the year ended December 31, 2020 included in Exhibit 99.1 are filed as part of Item 15 of Amendment No. 1 to the Company’s Annual Report filed on March 5, 2021 and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit Index
Exhibit No.	Description

23.2	Consent of PricewaterhouseCoopers LLP.

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a - 14(a).

31.4	Certification of the Chief Financial Officer pursuant to Rule 13a - 14(a).

32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Fortitude Group Holdings, LLC as of and for the Year Ended December 31, 2020.

104	The cover page from The Carlyle Group Inc.’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL.
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
Date: March 5, 2021

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
4