Form 10-Q
period 2021-03-31
Carlyle Group Inc.
filed 2021-04-29
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

As of April 28, 2021, there were 354,572,612 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on February 11, 2021, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$880.4	$987.6
Cash and cash equivalents held at Consolidated Funds	174.6	148.6
Restricted cash	6.6	2.0
Investments, including accrued performance allocations of $6,532.0 million and $4,968.6 million as of March 31, 2021 and December 31, 2020, respectively	9,044.5	7,380.9
Investments of Consolidated Funds	5,824.8	6,056.9
Due from affiliates and other receivables, net	245.7	272.5
Due from affiliates and other receivables of Consolidated Funds, net	169.8	89.1
Fixed assets, net	148.9	149.2
Lease right-of-use assets, net	364.7	361.1
Deposits and other	51.8	51.7
Intangible assets, net	45.0	48.7
Deferred tax assets	18.5	96.5
Total assets	$16,975.3	$15,644.8
Liabilities and equity
Debt obligations	$1,940.6	$1,970.9
Loans payable of Consolidated Funds	5,459.8	5,563.0
Accounts payable, accrued expenses and other liabilities	215.5	286.3
Accrued compensation and benefits	3,579.3	3,222.6
Due to affiliates	408.1	436.7
Deferred revenue	343.8	89.0
Deferred tax liabilities	245.2	57.8
Other liabilities of Consolidated Funds	530.6	556.1
Lease liabilities	519.6	513.5
Accrued giveback obligations	20.6	18.7
Total liabilities	13,263.1	12,714.6
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (354,528,701 and 353,520,576 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	3.5	3.5
Additional paid-in-capital	2,573.7	2,546.2
Retained earnings	1,118.8	348.2
Accumulated other comprehensive loss	(234.0)	(208.7)
Non-controlling interests in consolidated entities	250.2	241.0
Total equity	3,712.2	2,930.2
Total liabilities and equity	$16,975.3	$15,644.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Fund management fees	$381.0	$355.9
Incentive fees	9.5	8.9
Investment income (loss)
Performance allocations	1,786.1	(937.6)
Principal investment income (loss)	179.1	(253.3)
Total investment income (loss)	1,965.2	(1,190.9)
Interest and other income	20.4	27.4
Interest and other income of Consolidated Funds	61.1	53.0
Total revenues	2,437.2	(745.7)
Expenses
Compensation and benefits
Cash-based compensation and benefits	228.5	204.3
Equity-based compensation	32.4	29.1
Performance allocations and incentive fee related compensation	866.6	(442.5)
Total compensation and benefits	1,127.5	(209.1)
General, administrative and other expenses	91.7	69.6
Interest	23.0	23.9
Interest and other expenses of Consolidated Funds	42.4	45.6
Other non-operating expenses	0.6	0.2
Total expenses	1,285.2	(69.8)
Other income (loss)
Net investment income (loss) of Consolidated Funds	12.3	(113.1)
Income (loss) before provision for income taxes	1,164.3	(789.0)
Provision (benefit) for income taxes	273.4	(80.0)
Net income (loss)	890.9	(709.0)
Net income (loss) attributable to non-controlling interests in consolidated entities	21.6	(97.0)
Net income (loss) attributable to The Carlyle Group Inc.	$869.3	$(612.0)
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$2.45	$(1.76)
Diluted	$2.41	$(1.76)
Weighted-average common shares
Basic	354,230,092	348,239,759
Diluted	360,504,780	348,239,759
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$890.9	$(709.0)
Other comprehensive income (loss)
Foreign currency translation adjustments	(27.9)	(22.9)
Unrealized losses on Fortitude Re available-for-sale securities	—	(7.7)
Defined benefit plans
Unrealized gain (loss) for the period	1.3	(3.2)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.5	0.4
Other comprehensive loss	(26.1)	(33.4)
Comprehensive income (loss)	864.8	(742.4)
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	20.8	(109.7)
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$844.0	$(632.7)
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(0.3)	—	—	(10.0)	—	—	(10.0)
Equity-based compensation	—	—	27.5	—	—	—	27.5
Shares issued for equity-based awards	1.3	—	—	—	—	—	—
Contributions	—	—	—	—	—	3.7	3.7
Distributions	—	—	—	(88.7)	—	(15.3)	(104.0)
Net income	—	—	—	869.3	—	21.6	890.9
Currency translation adjustments	—	—	—	—	(27.1)	(0.8)	(27.9)
Defined benefit plans, net	—	—	—	—	1.8	—	1.8
Balance at March 31, 2021	354.5	$3.5	$2,573.7	$1,118.8	$(234.0)	$250.2	$3,712.2

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	$117.8	$—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	2.3	2,015.2	—	—	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	(64.4)	—	10.8	—	—	(53.6)
Equity-based compensation	—	—	—	—	29.4	—	—	—	—	29.4
Shares issued for equity-based awards	—	2.3	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	4.2	—	4.2
Distributions	—	—	—	—	(87.4)	—	—	(24.3)	—	(111.7)
Net loss	—	—	—	—	—	(612.0)	—	(97.0)	—	(709.0)
Currency translation adjustments	—	—	—	—	—	—	(10.2)	(12.7)	—	(22.9)
Unrealized loss on Fortitude Re available-for-sale securities	—	—	—	—	—	—	(7.7)	—	—	(7.7)
Defined benefit plans, net	—	—	—	—	—	—	(2.8)	—	—	(2.8)
Balance at March 31, 2020	$—	$348.4	$—	$3.5	$2,569.0	$(612.0)	$(95.1)	$203.7	$—	$2,069.1

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$890.9	$(709.0)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	13.4	12.6
Equity-based compensation	32.4	29.1
Non-cash performance allocations and incentive fees	(865.4)	550.5
Non-cash principal investment (income) loss	(176.2)	252.1
Other non-cash amounts	8.5	(9.5)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(89.3)	932.7
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	77.0	(819.6)
Purchases of investments by Consolidated Funds	(925.5)	(807.5)
Proceeds from sale and settlements of investments by Consolidated Funds	1,074.1	327.2
Non-cash interest income, net	(3.2)	(1.2)
Change in cash and cash equivalents held at Consolidated Funds	(30.9)	(51.4)
Change in other receivables held at Consolidated Funds	(84.3)	(15.9)
Change in other liabilities held at Consolidated Funds	(7.3)	162.3
Other non-cash amounts of Consolidated Funds	—	(0.2)
Purchases of investments	(63.8)	(42.7)
Proceeds from the sale of investments	156.0	99.8
Payments of contingent consideration	(49.9)	—
Changes in deferred taxes, net	260.3	(101.0)
Change in due from affiliates and other receivables	(6.8)	11.1
Change in deposits and other	(1.4)	(2.1)
Change in accounts payable, accrued expenses and other liabilities	(69.1)	(54.0)
Change in accrued compensation and benefits	(328.0)	(196.6)
Change in due to affiliates	(0.4)	(35.2)
Change in lease right-of-use assets and lease liabilities	2.6	(3.3)
Change in deferred revenue	255.8	225.9
Net cash provided by (used in) operating activities	69.5	(245.9)
Cash flows from investing activities
Purchases of fixed assets, net	(9.7)	(13.2)
Net cash used in investing activities	(9.7)	(13.2)
Cash flows from financing activities
Borrowings under credit facilities	—	251.0
Repayments under credit facilities	—	(35.8)
Payments on debt obligations	(66.6)	(0.3)
Proceeds from debt obligations, net of financing costs	43.4	—
Net borrowings (payments) on loans payable of Consolidated Funds	(20.0)	393.3
Dividends to common stockholders	(88.7)	(87.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	3.7	4.2
Distributions to non-controlling interest holders	(15.3)	(24.3)
Common shares repurchased	(10.0)	(26.4)
Change in due to/from affiliates financing activities	71.1	51.1
Change in due to/from affiliates and other receivables of Consolidated Funds	—	—
Net cash provided by (used in) financing activities	(151.2)	456.6
Effect of foreign exchange rate changes	(11.2)	(17.0)
Increase (decrease) in cash, cash equivalents and restricted cash	(102.6)	180.5
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$887.0	$1,008.5
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$—	$53.6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$880.4	$1,007.9
Restricted cash	6.6	0.6
Total cash, cash equivalents and restricted cash, end of period	$887.0	$1,008.5

Cash and cash equivalents held at Consolidated Funds	$174.6	$170.9
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
Carlyle is one of the world’s largest global investment firms that originates, structures, and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt, and other investment opportunities. Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Company for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through three reportable segments: Global Private Equity, Global Credit, and Investment Solutions (see Note 14).
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
As of March 31, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.1 billion and $6.0 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2021, the Company held $173.9 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain Investment Solutions carry funds, certain CLOs and its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Investments	$972.2	$988.6
Accrued performance revenues	225.4	177.1
Management fee receivables	25.8	26.5
Total	$1,223.4	$1,192.2
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31, 2021 and December 31, 2020.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Management fees for the Company’s carry fund vehicles in the Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments, or (iii) the contributions for unrealized investments; however, certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. Management fees for the Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
As of March 31, 2021 and December 31, 2020, management fee receivables, net of allowances for credit losses, were $110.0 million and $102.7 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $18.0 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively, net of any offsets as defined in the respective partnership agreements.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, and external co-investment vehicles, up to 25% on certain Global Private Equity funds in the event performance benchmarks are achieved, or approximately 2% to 10% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $56.9 million and $51.1 million for the three months ended March 31, 2021 and 2020, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Credit Losses
Under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the Company measures all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As part of its adoption process, the Company assessed the collection risk characteristics of the outstanding amounts in its due from affiliates balance to define the following pools of receivables:
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2021 and December 31, 2020, the Company had recorded a liability of $3.3 billion and $2.5 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities. The interim provision for income taxes is calculated using the discrete effective tax rate method as allowed by ASC 740, Accounting for Income Taxes. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2021, $107.5 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.3 million and $3.6 million during the three months ended March 31, 2021 and 2020, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the three months ended March 31, 2021 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2021 and December 31, 2020 were as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Currency translation adjustments	$(208.5)	$(181.4)
Unrealized losses on defined benefit plans	(25.5)	(27.3)
Total	$(234.0)	$(208.7)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(6.1) million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted as of January 1, 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12, among other changes, (i) removes certain exceptions to the general principles in Topic 740, (ii) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (iii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The guidance was adopted by the Company on January 1, 2021 and the impact was not material.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2021:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$9.5	$9.5
Bonds	—	—	525.2	525.2
Loans	—	—	5,271.0	5,271.0
	—	—	5,805.7	5,805.7
Investments in CLOs and other	—	—	538.5	538.5
Foreign currency forward contracts	—	4.3	—	4.3
Subtotal	$—	$4.3	$6,344.2	$6,348.5
Investments measured at net asset value(1)				34.9
Total				$6,383.4
Liabilities
Loans payable of Consolidated Funds(2)	$—	$—	$5,440.7	$5,440.7
Total	$—	$—	$5,440.7	$5,440.7

(1)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $19.1 million relates to investments of consolidated funds.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2020:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$9.4	$9.4
Bonds	—	—	550.4	550.4
Loans	—	—	5,497.1	5,497.1
	—	—	6,056.9	6,056.9
Investments in CLOs and other	—	—	570.8	570.8
Foreign currency forward contracts	—	0.7	—	0.7
Subtotal	$—	$0.7	$6,627.7	$6,628.4
Investments measured at net asset value(1)				16.4
Total				$6,644.8
Liabilities
Loans payable of Consolidated Funds(2)	$—	$—	$5,563.0	$5,563.0
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$0.4	$5,563.0	$5,563.4

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
CLO Investments and CLO Loans Payable – The Company measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Company believes the fair value of the financial assets are more observable. The fair values of the CLO assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. Generally, the assets of the CLOs are not publicly traded and are classified as Level III. Similar to the CLO assets, the fair values of the CLO structured asset positions are primarily determined based on relevant pricing services or, in certain instances, discounted cash flow analyses. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers. The Company performs certain procedures to ensure the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reliability of the quotations from pricing services for its CLO assets and CLO structured asset positions, which generally includes corroborating prices with a discounted cash flow analysis.
The Company measures the CLO loans payable held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Company. The Company continues to measure the CLO loans payable that it holds at fair value based on relevant pricing services or discounted cash flow analyses, as described above.
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
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other (1)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$570.8	$6,627.7
Purchases	0.1	151.0	755.3	29.0	935.4
Sales and distributions	(0.6)	(155.4)	(676.2)	(70.0)	(902.2)
Settlements	—	(3.6)	(238.3)	—	(241.9)
Realized and unrealized gains (losses), net
Included in earnings	0.9	4.4	87.2	5.4	97.9
Included in other comprehensive income	(0.3)	(21.6)	(154.1)	3.3	(172.7)
Balance, end of period	$9.5	$525.2	$5,271.0	$538.5	$6,344.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.7	$3.2	$79.1	$5.1	$88.1
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.3)	$(16.6)	$(134.3)	$3.3	$(147.9)

(1) The beginning balance of Investments in CLOs and other has been revised to reflect the exclusion of Fund Investments measured at fair value using the NAV per share practical expedient from the fair value hierarchy.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$5,563.0	$4,685.2
Borrowings	105.4	1,038.4
Paydowns	(144.4)	(729.0)
Realized and unrealized (gains) losses, net
Included in earnings	77.0	(816.6)
Included in other comprehensive income	(160.3)	(87.2)
Balance, end of period	$5,440.7	$4,090.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$77.0	$(816.9)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(158.3)	$(79.6)

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
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, non-controlling interests in consolidated entities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2021:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2021
Assets
Investments of Consolidated Funds:
Equity securities	$9.5	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 42.88 (0.64)

Bonds	525.2	Consensus Pricing	Indicative Quotes (% of Par)	83 - 111 (99)
Loans	5,271.0	Consensus Pricing	Indicative Quotes (% of Par)	34 - 127 (98)
	5,805.7
Investments in CLOs and other:
Senior secured notes	406.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	85 - 101 (99)
			Discount Margins (Basis Points)	50 - 1,430 (204)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	56.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	35 - 93 (51)
			Discount Rates	10% - 25% (18%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)

BDC preferred shares	69.6	Discounted Cash Flow	Discount Rates	6% - 6% (6%)
Aviation subordinated notes	6.0	Discounted Cash Flow	Discount Rates	19% - 19% (19%)
Total	$6,344.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,241.4	Other (1)	N/A	N/A
Subordinated notes and preferred shares	199.3	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	38 - 94 (58)
			Discount Rates	10% - 25% (16%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Total	$5,440.7

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2020:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2020
Assets
Investments of Consolidated Funds:
Equity securities	$9.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 40.00 (0.57)

Bonds	550.4	Consensus Pricing	Indicative Quotes (% of Par)	85 - 108 (98)
Loans	5,497.1	Consensus Pricing	Indicative Quotes (% of Par)	15 - 108 (97)
	6,056.9
Investments in CLOs and other
Senior secured notes	437.0	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	85 - 1,725 (227)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	71 - 100 (98)
Subordinated notes and preferred shares	52.5	Discounted Cash Flow with Consensus Pricing	Discount Rate	16% - 30% (23%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	31 - 90 (46)

BDC preferred shares	60.0	Discounted Cash Flow	Discount Rates	7% - 7% (7%)
Aviation subordinated notes	7.2	Discounted Cash Flow	Discount Rates	20% - 20% (20%)
Loans	14.1	Consensus Pricing	Indicative Quotes (% of Par)	98 - 100 (100)
Total	$6,627.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,358.9	Other (1)	N/A	N/A
Subordinated notes and preferred shares	204.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	16% - 30% (22%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	30 - 91 (50)
Total	$5,563.0

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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in CLOs and other investments include indicative quotes, discount margins, discount rates, default rates, and recovery rates. Significant decreases in indicative quotes or recovery rates in isolation would result in a significantly lower fair value measurement. Significant increases in discount margins, discount rates or default rates in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s loans payable of Consolidated Funds are indicative quotes, discount rates, default rates, and recovery rates. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or recovery rates in isolation would result in a significantly lower fair value measurement.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations	$6,532.0	$4,968.6
Principal equity method investments, excluding performance allocations	1,936.7	1,810.8
Principal investments in CLOs and other	575.8	601.5
Total	$9,044.5	$7,380.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$5,319.9	$3,926.1
Global Credit	155.4	132.3
Investment Solutions (1)	1,056.7	910.2
Total	$6,532.0	$4,968.6
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
Approximately 38% and 41% of accrued performance allocations at March 31, 2021 and December 31, 2020, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(2.2)	(0.3)
Total	$(20.6)	$(18.7)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Investment Solutions typically as general partner interests, and its strategic investments in Fortitude Re (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$1,152.9	$1,082.1
Global Credit	718.9	671.9
Investment Solutions	64.9	56.8
Total	$1,936.7	$1,810.8
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
The Company has a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Holdings fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the Minority Transaction, the Company may be entitled to certain payments from Fortitude Holdings based on the commitment shortfall and assumed customary rates. As of March 31, 2021, Fortitude Holdings and AIG have committed approximately $4.7 billion of capital to-date to various Carlyle strategies.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. As of March 31, 2021, the Company’s investment in Carlyle FRL was $599.9 million, relative to its cost of $465.4 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings. Refer to Note 4 in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 for summarized financial information of Fortitude Holdings for the three months ended March 31, 2020, given the significance of the results of Fortitude Holdings relative to the Company’s results prior to the contribution of its interest to Carlyle FRL.
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
The Company’s investments in NGP as of March 31, 2021 and December 31, 2020 are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Investment in NGP Management	$374.1	$373.5
Principal investments in NGP funds	56.9	51.4
Total investments in NGP	$431.0	$424.9

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.6% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three months ended March 31, 2021 and 2020.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.3	$18.8
Expenses related to the investment in NGP Management	(2.9)	(2.8)
Amortization of basis differences from the investment in NGP Management	(0.7)	(1.1)
Net investment income from NGP Management	$14.7	$14.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $3.5 million and $4.2 million as of March 31, 2021 and December 31, 2020, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. There were no net investment earnings (losses) related to these performance allocations for the three months ended March 31, 2021 and 2020.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $6.0 million and $(16.2) million for the three months ended March 31, 2021 and 2020, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of March 31, 2021 and December 31, 2020 were $575.8 million and $601.5 million, respectively, and primarily consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 5). As of March 31, 2021 and December 31, 2020, principal investments in CLOs and other investments also included the Company’s investment in the BDC Preferred Shares at fair value of $69.6 million and $60.0 million, respectively (see Note 8).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Performance allocations
Realized	$170.9	$173.8
Unrealized	1,615.2	(1,111.4)
	1,786.1	(937.6)
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	41.2	30.6
Unrealized	123.6	(211.7)
	164.8	(181.1)
Principal investment income (loss) from investments in CLOs and other investments
Realized	(0.9)	0.2
Unrealized	15.2	(72.4)
	14.3	(72.2)
Total	$1,965.2	$(1,190.9)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$1,566.5	$(809.3)
Global Credit	21.0	(63.0)
Investment Solutions	198.6	(65.3)
Total	$1,786.1	$(937.6)

Approximately 53%, or $940.9 million, of performance allocations for the three months ended March 31, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $576.4 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $424.4 million.
Approximately 59%, or $(551.5) million, of performance allocations for the three months ended March 31, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $(552.4) million,
•Carlyle International Energy Partners I, L.P. (Global Private Equity segment) - $(159.5) million, and
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) - $179.1 million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$105.6	$(50.0)
Global Credit	53.6	(130.6)
Investment Solutions	5.6	(0.5)
Total	$164.8	$(181.1)

The principal investment income (loss) in Global Credit for the three months ended March 31, 2021 and 2020 includes $45.5 million and $(111.9) million, respectively, from our equity method investment in Fortitude Holdings.

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2021, the Company did not form any new CLO for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Interest income from investments	$56.9	$51.1
Other income	4.2	1.9
Total	$61.1	$53.0

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$89.3	$(932.7)
Gains (losses) from liabilities of CLOs	(77.0)	819.6
Total	$12.3	$(113.1)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Realized gains (losses)	$4.7	$(0.5)
Net change in unrealized gains (losses)	84.6	(932.2)
Total	$89.3	$(932.7)

5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	March 31, 2021		December 31, 2020
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$325.7	$323.1	$356.1	$353.6
3.875% Senior Notes Due 2/01/2023	250.0	249.6	250.0	249.5
5.625% Senior Notes Due 3/30/2043	600.0	600.7	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.0	350.0	346.0
3.500% Senior Notes Due 9/19/2029	425.0	421.2	425.0	421.1
Total debt obligations	$1,950.7	$1,940.6	$1,981.1	$1,970.9

Senior Credit Facility
As of March 31, 2021, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at March 31, 2021, the interest rate was 1.36%). The Company made no borrowings under the senior credit facility during the three months ended March 31, 2021 and there were no amounts outstanding at March 31, 2021.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The Company made no borrowings under the credit facility during the three months ended March 31, 2021, and there were no amounts outstanding as of March 31, 2021.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2021	Borrowing Outstanding December 31, 2020	Maturity Date (1)	Interest Rate as of March 31, 2021
February 28, 2017	$75.7	$79.9	November 17, 2031	2.34%	(2)
April 19, 2017	22.7	22.7	April 22, 2031	2.16%	(3) (14)
June 28, 2017	22.9	22.9	July 22, 2031	2.15%	(4) (14)
August 2, 2017	—	22.7	July 23, 2029	N/A	(5) (14)
August 2, 2017	—	21.3	August 3, 2022	N/A	(6)
August 14, 2017	—	22.4	August 15, 2030	N/A	(7) (14)
November 30, 2017	22.7	22.7	January 16, 2030	1.97%	(8)(14)(15)
December 6, 2017	19.0	19.0	October 16, 2030	1.89%	(9)(14)(15)
December 7, 2017	20.8	20.8	January 19, 2029	1.59%	(10)(14)(15)
January 30, 2018	19.2	19.2	January 23, 2030	1.85%	(11)(14)(15)
March 1, 2018	15.2	15.2	January 16, 2031	1.79%	(12)(14)(15)
March 15, 2019	1.9	22.6	March 15, 2032	8.04%	(13)
August 20, 2019	22.0	22.9	August 15, 2032	2.52%	(13)
September 15, 2020	20.9	21.8	April 15, 2033	1.59%	(13)
January 8, 2021	22.0	—	January 15, 2034	2.49%	(13)
March 9, 2021	21.0	—	August 15, 2030	1.37%	(13)
March 30, 2021	19.7	—	March 15, 2032	2.02%	(13)
	$325.7	$356.1

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €64.4 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at LIBOR plus 1.932%. This term loan was fully repaid in April 2021.
(4)     Incurs interest at LIBOR plus 1.923%. This term loan was fully repaid in April 2021.
(5)    Incurred interest at LIBOR plus 1.808%. This term loan was fully repaid in February 2021.
(6)    Original borrowing of €17.4 million; incurred interest at EURIBOR plus 1.75% and had full recourse to the Company. This term loan was fully repaid in March 2021.
(7)    Incurred interest at LIBOR plus 1.848%. This term loan was fully repaid in March 2021.
(8)    Incurs interest at LIBOR plus 1.731%. This term loan was fully repaid in April 2021.
(9)    Incurs interest at LIBOR plus 1.647%.
(10)    Incurs interest at LIBOR plus 1.365%.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(11)    Incurs interest at LIBOR plus 1.624%.
(12)    Incurs interest at LIBOR plus 1.552%.
(13) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(14)    Term loan issued under master credit agreement.
(15) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2021 and 2020 was $1.9 million and $2.5 million, respectively. The fair value of the outstanding balance of the CLO term loans at March 31, 2021 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €64.4 million term loan ($75.7 million at March 31, 2021) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.34% at March 31, 2021).

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
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2021, €8.5 million of the CLO Financing Facility remained available.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2021	December 31, 2020	2021	2020
3.875% Senior Notes Due 2/1/2023 (2)	$250.0	$265.8	$270.0	$2.5	$2.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	740.2	782.6	8.4	8.4
5.650% Senior Notes Due 9/15/2048 (4)	350.0	444.6	469.3	5.0	5.0
3.500% Senior Notes Due 9/19/2029 (5)	425.0	445.2	476.6	3.8	3.8
				$19.7	$19.7
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
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2021.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2021 and December 31, 2020, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,257.0	$5,241.4	1.75%		10.13
Subordinated notes, preferred shares and other	216.9	199.3	N/A	(1)	10.25
Total	$5,473.9	$5,440.7

	As of December 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,442.2	$5,358.9	1.74%		10.36
Subordinated notes, preferred shares and other	164.2	204.1	N/A	(1)	10.49
Total	$5,606.4	$5,563.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2021 and December 31, 2020, the fair value of the CLO assets was $6.1 billion and $6.3 billion, respectively.
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,271.1	$2,534.4
Accrued bonuses	138.2	469.6
Employment-based contingent cash consideration	13.4	50.6
Other	156.6	168.0
Total	$3,579.3	$3,222.6
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Realized	$92.7	$112.9
Unrealized	773.9	(555.4)
Total	$866.6	$(442.5)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2021 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$2,613.8
Global Credit	361.2
Investment Solutions	320.3
Total	$3,295.3
Of the $3.3 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. Additionally as of March 31, 2021, certain subsidiaries of the Company had $4.3 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 2.13%, respectively, as of March 31, 2021). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of March 31, 2021, approximately $16.7 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements. The Program replaced a similar agreement with another financial institution, and as of March 31, 2021, approximately $0.2 million remained outstanding and guaranteed by the Company under that previous agreement.
Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $31.1 million as of March 31, 2021. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $20.6 million at March 31, 2021 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2021. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2021 or December 31, 2020 related to giveback obligations. Any such receivables would be collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $139.9 million and $175.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2021 and December 31, 2020, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2021, approximately $9.8 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $10.8 million.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

If, at March 31, 2021, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.5 billion, on an after-tax basis where applicable, of which approximately $0.3 billion would be the responsibility of current and former senior Carlyle professionals.
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
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$14.0	$11.8
Sublease income	(0.7)	(0.6)
Total operating lease cost	$13.3	$11.2

Cash paid for amounts included in the measurement of operating lease liabilities	$11.3	$14.9

Weighted-average remaining lease term	12.3 years	9.6 years
Weighted-average discount rate	4.2%	5.3%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2021 (excluding the three months ended March 31, 2021)	$39.1
2022	63.4
2023	57.8
2024	54.4
2025	52.2
Thereafter	397.9
Total lease payments	$664.8
Less imputed interest	(145.2)
Total lease liabilities	$519.6
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2021, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Accrued incentive fees	$9.3	$9.5
Notes receivable and accrued interest from affiliates	9.4	17.9
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	227.0	245.1
Total	$245.7	$272.5
Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.96% as of March 31, 2021. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Due to non-consolidated affiliates	$80.9	$49.2
Deferred consideration for Carlyle Holdings units	198.7	266.7
Amounts owed under the tax receivable agreement	98.0	98.0
Other	30.5	22.8
Total	$408.1	$436.7
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $0.4 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of cumulative convertible preferred stock from TCG BDC in a private placement at a price of $25 per share (the “BDC Preferred Shares”). Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional shares of BDC Preferred Stock. During the three months ended March 31, 2021, the Company recorded $0.9 million for the cash dividends declared by TCG BDC, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $69.6 million as of March 31, 2021 and included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
The Company’s provision (benefit) for income taxes was $273.4 million and $(80.0) million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, the provision for income taxes reflects a tax benefit of $170.3 million related to the net loss recorded during the period, net of the $90.3 million expense related to Conversion. For additional information regarding the impact of Conversion, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s effective tax rate was approximately 23% and 10% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests. U.S. federal taxes relate to deferred taxes, as current period earnings were offset by net operating loss carryforwards. The effective tax rate for the three months ended March 31, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2021, the Company’s U.S. federal income tax returns for tax years 2017 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2019. Foreign tax returns are generally subject to audit for tax years 2011 to 2019. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1.1	$1.2
Non-Carlyle interests in majority-owned subsidiaries	234.0	223.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	15.1	16.5
Non-controlling interests in consolidated entities	$250.2	$241.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(0.1)	$(7.4)
Non-Carlyle interests in majority-owned subsidiaries	19.1	(89.0)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.6	(0.6)
Non-controlling interests in income (loss) of consolidated entities	$21.6	$(97.0)

11. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31, 2021
	Basic	Diluted
Net income attributable to common shares	$869,300,000	$869,300,000
Weighted-average common shares outstanding	354,230,092	360,504,780
Net income per common share	$2.45	$2.41

	Three Months Ended March 31, 2020
	Basic	Diluted
Net loss attributable to common shares	$(612,000,000)	$(612,000,000)
Weighted-average common shares outstanding	348,239,759	348,239,759
Net loss per common share	$(1.76)	$(1.76)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2021
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	354,230,092	354,230,092
Unvested restricted stock units	—	4,422,988
Issuable The Carlyle Group Inc. common shares	—	1,851,700
Weighted-average common shares outstanding	354,230,092	360,504,780

	Three Months Ended March 31, 2020
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	348,239,759	348,239,759
Unvested restricted stock units	—	—
Issuable The Carlyle Group Inc. common shares	—	—
Weighted-average common shares outstanding	348,239,759	348,239,759
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investments in NGP and performance-vesting

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

restricted stock units. All such awards were antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders for the three months ended March 31, 2020.

12. Equity
Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, inclusive of amounts under the February 2016 repurchase program described below. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock from its maximum remaining repurchase amount of $139.1 million. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2021, the Company paid an aggregate of $10.0 million to repurchase and retire approximately 0.3 million shares with all of the repurchases done via open market and brokered transactions. As of March 31, 2021, $190.0 million of repurchase capacity remains under the program.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
February 16, 2021	February 23, 2021	0.25	88.7
Total 2020 Dividend Year		$1.00	$352.6

May 11, 2021	May 19, 2021	$0.25	$88.7
Total 2021 Dividend Year (through Q1 2021)		$0.25	$88.7
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2021 and a summary of changes for the three months ended March 31, 2021, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2020	8,523,082	$21.70	748,344	$25.39
Granted	9,508,771	$30.31	291,396	$32.93
Vested	1,288,297	$25.71	—	$—
Forfeited	66,865	$21.79	—	$—
Balance, March 31, 2021	16,676,691	$26.09	1,039,740	$27.50
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
In February 2021, the Company granted 6.6 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. Compensation cost will be recognized over the requisite service period if it is probable that the performance condition will be satisfied.
The Company recorded compensation expense for restricted stock units of $32.4 million and $29.1 million for the three months ended March 31, 2021 and 2020, respectively, with $6.7 million and $7.3 million of corresponding deferred tax benefits, respectively. As of March 31, 2021, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $367.1 million, which is expected to be recognized over a weighted-average term of 2.5 years.
14. Segment Reporting
Historically, the Company conducted its operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions. In the fourth quarter of 2020, in connection with the transition to a sole chief executive officer on October 1, 2020, senior management began re-evaluating the Company’s operating structure. As a result, the Company revised its operating segments by combining Corporate Private Equity and Real Assets into a single segment called Global Private Equity to reflect how the chief operating decision makers manage and assess the performance of the business and allocate resources. The presentation of the Company’s segment financial information for the three months ended March 31, 2020 has been modified to reflect this change, and will consequently be different from the historical segment financial results previously reported by the Company in its reports filed with the SEC. There was no impact to the Global Credit and Investment Solutions segments as a result of this change.
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
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan Real Estate (“MRE”), a global manager of real estate fund of funds and related co-investment and secondary activities, which was sold on April 1, 2021 (see Note 15 to these unaudited condensed consolidated financial statements for more information).
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$260.2	$80.0	$52.0	$392.2
Portfolio advisory and transaction fees, net and other	10.6	8.8	0.3	19.7
Total fund level fee revenues	270.8	88.8	52.3	411.9
Realized performance revenues	134.1	0.1	34.2	168.4
Realized principal investment income	23.7	5.9	0.4	30.0
Interest income	0.2	2.0	—	2.2
Total revenues	428.8	96.8	86.9	612.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	129.1	53.7	29.4	212.2
Realized performance revenues related compensation	60.2	—	32.2	92.4
Total compensation and benefits	189.3	53.7	61.6	304.6
General, administrative, and other indirect expenses	41.4	11.8	8.4	61.6
Depreciation and amortization expense	6.1	1.9	1.1	9.1
Interest expense	13.8	6.3	2.2	22.3
Total expenses	250.6	73.7	73.3	397.6
Distributable Earnings	$178.2	$23.1	$13.6	$214.9
(-) Realized Net Performance Revenues	73.9	0.1	2.0	76.0
(-) Realized Principal Investment Income	23.7	5.9	0.4	30.0
(+) Net Interest	13.6	4.3	2.2	20.1
(=) Fee Related Earnings	94.2	21.4	13.4	129.0
Segment assets as of March 31, 2021	$7,768.5	$1,861.5	$1,356.5	$10,986.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$268.7	$73.0	$39.8	$381.5
Portfolio advisory and transaction fees, net and other	4.2	2.6	—	6.8
Total fund level fee revenues	272.9	75.6	39.8	388.3
Realized performance revenues	65.2	21.0	85.4	171.6
Realized principal investment income	10.2	5.1	0.6	15.9
Interest income	1.8	3.1	0.4	5.3
Total revenues	350.1	104.8	126.2	581.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	129.7	49.1	25.0	203.8
Realized performance revenues related compensation	29.7	9.7	84.0	123.4
Total compensation and benefits	159.4	58.8	109.0	327.2
General, administrative, and other indirect expenses	37.2	5.6	5.5	48.3
Depreciation and amortization expense	4.8	1.6	1.0	7.4
Interest expense	13.9	7.0	2.3	23.2
Total expenses	215.3	73.0	117.8	406.1
Distributable Earnings	$134.8	$31.8	$8.4	$175.0
(-) Realized Net Performance Revenues	35.5	11.3	1.4	48.2
(-) Realized Principal Investment Income	10.2	5.1	0.6	15.9
(+) Net Interest	12.1	3.9	1.9	17.9
(=) Fee Related Earnings	$101.2	$19.3	$8.3	$128.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

        The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended March 31, 2021 and 2020, and Total Assets as of March 31, 2021.

	Three Months Ended March 31, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$612.5	$61.1	$1,763.6	(a)	$2,437.2
Expenses	$397.6	$56.5	$831.1	(b)	$1,285.2
Other income (loss)	$—	$12.3	$—	(c)	$12.3
Distributable earnings	$214.9	$16.9	$932.5	(d)	$1,164.3
Total assets	$10,986.5	$6,169.2	$(180.4)	(e)	$16,975.3

	Three Months Ended March 31, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$581.1	$53.0	$(1,379.8)	(a)	$(745.7)
Expenses	$406.1	$53.8	$(529.7)	(b)	$(69.8)
Other income (loss)	$—	$(113.1)	$—	(c)	$(113.1)
Distributable earnings	$175.0	$(113.9)	$(850.1)	(d)	$(789.0)

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Unrealized performance revenues	$1,621.8	$(1,109.0)
Unrealized principal investment income (loss)	131.3	(264.7)
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	—	(22.8)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.6)	(3.9)
Tax expense associated with certain performance revenues	(0.1)	—
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	45.3	(77.7)
Elimination of revenues of Consolidated Funds	(31.1)	98.3
	$1,763.6	$(1,379.8)

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2021 and 2020.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$411.9	$388.3
Adjustments (1)	(30.9)	(32.4)
Carlyle Consolidated - Fund management fees	$381.0	$355.9

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Unrealized performance revenues related compensation	$775.3	$(580.1)
Equity-based compensation	34.9	31.7
Acquisition or disposition-related charges (credits) and amortization of intangibles	19.0	3.0
Tax expense associated with certain foreign performance revenues related compensation	(5.9)	11.2
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	19.9	8.0
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.7
Elimination of expenses of Consolidated Funds	(14.1)	(8.2)
	$831.1	$(529.7)

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,164.3	$(789.0)
Adjustments:
Net unrealized performance revenues	(846.4)	528.9
Unrealized principal investment (income) loss (1)	(131.3)	264.7
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re (2)	—	22.8
Equity-based compensation (3)	34.9	31.7
Acquisition or disposition-related charges (credits), including amortization of intangibles	19.0	3.0
Tax (expense) benefit associated with certain foreign performance revenues	(6.0)	11.2
Net (income) loss attributable to non-controlling interests in consolidated entities	(21.6)	97.0
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.7
Distributable Earnings	$214.9	$175.0
Realized performance revenues, net of related compensation (4)	76.0	48.2
Realized principal investment income (4)	30.0	15.9
Net interest	20.1	17.9
Fee Related Earnings	$129.0	$128.8
(1)Adjustments to unrealized principal investment income (loss) during the three months ended March 31, 2020 are inclusive of $(89.1) million of unrealized losses, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value.
(2)Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Holdings’ estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020.
(3)Equity-based compensation for the three months ended March 31, 2021 and 2020 includes amounts that are presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(4)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,786.1	$(1,617.7)	$168.4
Performance revenues related compensation expense	866.6	(774.2)	92.4
Net performance revenues	$919.5	$(843.5)	$76.0

Principal investment income (loss)	$179.1	$(149.1)	$30.0

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

15. Subsequent Events
Dividends
In April 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on May 11, 2021, payable on May 19, 2021.
Sale of Metropolitan Real Estate
On April 1, 2021, the Company sold 100% of its interest in Metropolitan Real Estate. The expected gain on the sale is not material. The Company retained its existing investments in and commitments to the MRE funds, as well as its interest in the net accrued performance allocations in existing funds. In connection with the sale, the Company entered into a sublease agreement for a portion of its office space in New York. As a result of the sublease transaction, the Company expects to record an estimated lease impairment charge of approximately $25 million to $30 million during the three months ended June 30, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$880.4	$—	$—	$880.4
Cash and cash equivalents held at Consolidated Funds	—	174.6	—	174.6
Restricted cash	6.6	—	—	6.6
Investments, including performance allocations of $6,532.0 million	9,219.1	—	(174.6)	9,044.5
Investments of Consolidated Funds	—	5,824.8	—	5,824.8
Due from affiliates and other receivables, net	251.5	—	(5.8)	245.7
Due from affiliates and other receivables of Consolidated Funds, net	—	169.8	—	169.8
Fixed assets, net	148.9	—	—	148.9
Lease right-of-use assets, net	364.7	—	—	364.7
Deposits and other	51.8	—	—	51.8
Intangible assets, net	45.0	—	—	45.0
Deferred tax assets	18.5	—	—	18.5
Total assets	$10,986.5	$6,169.2	$(180.4)	$16,975.3
Liabilities and equity
Debt obligations	$1,940.6	$—	$—	$1,940.6
Loans payable of Consolidated Funds	—	5,459.8	—	5,459.8
Accounts payable, accrued expenses and other liabilities	215.5	—	—	215.5
Accrued compensation and benefits	3,579.3	—	—	3,579.3
Due to affiliates	408.1	—	—	408.1
Deferred revenue	343.8	—	—	343.8
Deferred tax liabilities	245.2	—	—	245.2
Other liabilities of Consolidated Funds	—	530.6	—	530.6
Lease liabilities	519.6	—	—	519.6
Accrued giveback obligations	20.6	—	—	20.6
Total liabilities	7,272.7	5,990.4	—	13,263.1
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,573.7	177.4	(177.4)	2,573.7
Retained earnings (deficit)	1,118.8	—	—	1,118.8
Accumulated other comprehensive income (loss)	(231.3)	0.3	(3.0)	(234.0)
Non-controlling interests in consolidated entities	249.1	1.1	—	250.2
Total equity	3,713.8	178.8	(180.4)	3,712.2
Total liabilities and equity	$10,986.5	$6,169.2	$(180.4)	$16,975.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$987.6	$—	$—	$987.6
Cash and cash equivalents held at Consolidated Funds	—	148.6	—	148.6
Restricted cash	2.0	—	—	2.0
Investments, including performance allocations of $4,968.6 million	7,551.7	—	(170.8)	7,380.9
Investments of Consolidated Funds	—	6,056.9	—	6,056.9
Due from affiliates and other receivables, net	278.9	—	(6.4)	272.5
Due from affiliates and other receivables of Consolidated Funds, net	—	89.1	—	89.1
Fixed assets, net	149.2	—	—	149.2
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	51.7	—	—	51.7
Intangible assets, net	48.7	—	—	48.7
Deferred tax assets	96.5	—	—	96.5
Total assets	$9,527.4	$6,294.6	$(177.2)	$15,644.8
Liabilities and partners’ capital
Debt obligations	$1,970.9	$—	$—	$1,970.9
Loans payable of Consolidated Funds	—	5,563.0	—	5,563.0
Accounts payable, accrued expenses and other liabilities	286.3	—	—	286.3
Accrued compensation and benefits	3,222.6	—	—	3,222.6
Due to affiliates	436.7	—	—	436.7
Deferred revenue	89.0	—	—	89.0
Deferred tax liabilities	57.8	—	—	57.8
Other liabilities of Consolidated Funds	—	556.1	—	556.1
Lease liabilities	513.5	—	—	513.5
Accrued giveback obligations	18.7	—	—	18.7
Total liabilities	6,595.5	6,119.1	—	12,714.6
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,546.2	167.6	(167.6)	2,546.2
Retained earnings	348.2	—	—	348.2
Accumulated other comprehensive income (loss)	(205.8)	6.7	(9.6)	(208.7)
Non-controlling interests in consolidated entities	239.8	1.2	—	241.0
Total partners’ capital	2,931.9	175.5	(177.2)	2,930.2
Total liabilities and partners’ capital	$9,527.4	$6,294.6	$(177.2)	$15,644.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$386.8	$—	$(5.8)	$381.0
Incentive fees	9.5	—	—	9.5
Investment income
Performance allocations	1,786.1	—	—	1,786.1
Principal investment income	198.4	—	(19.3)	179.1
Total investment income	1,984.5	—	(19.3)	1,965.2
Interest and other income	26.4	—	(6.0)	20.4
Interest and other income of Consolidated Funds	—	61.1	—	61.1
Total revenues	2,407.2	61.1	(31.1)	2,437.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	228.5	—	—	228.5
Equity-based compensation	32.4	—	—	32.4
Performance allocations and incentive fee related compensation	866.6	—	—	866.6
Total compensation and benefits	1,127.5	—	—	1,127.5
General, administrative and other expenses	91.7	—	—	91.7
Interest	23.0	—	—	23.0
Interest and other expenses of Consolidated Funds	—	56.5	(14.1)	42.4
Other non-operating expenses	0.6	—	—	0.6
Total expenses	1,242.8	56.5	(14.1)	1,285.2
Other income
Net investment gain of Consolidated Funds	—	12.3	—	12.3
Income before provision for income taxes	1,164.4	16.9	(17.0)	1,164.3
Provision for income taxes	273.4	—	—	273.4
Net income	891.0	16.9	(17.0)	890.9
Net income attributable to non-controlling interests in consolidated entities	21.7	—	(0.1)	21.6
Net income attributable to The Carlyle Group Inc.	$869.3	$16.9	$(16.9)	$869.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$361.1	$—	$(5.2)	$355.9
Incentive fees	8.9	—	—	8.9
Investment income (loss)
Performance allocations	(937.6)	—	—	(937.6)
Principal investment income (loss)	(363.2)	—	109.9	(253.3)
Total investment income (loss)	(1,300.8)	—	109.9	(1,190.9)
Interest and other income	33.8	—	(6.4)	27.4
Interest and other income of Consolidated Funds	—	53.0	—	53.0
Total revenues	(897.0)	53.0	98.3	(745.7)
Expenses
Compensation and benefits
Cash-based compensation and benefits	204.3	—	—	204.3
Equity-based compensation	29.1	—	—	29.1
Performance allocations and incentive fee related compensation	(442.5)	—	—	(442.5)
Total compensation and benefits	(209.1)	—	—	(209.1)
General, administrative and other expenses	69.6	—	—	69.6
Interest	23.9	—	—	23.9
Interest and other expenses of Consolidated Funds	—	53.8	(8.2)	45.6
Other non-operating expenses	0.2	—	—	0.2
Total expenses	(115.4)	53.8	(8.2)	(69.8)
Other loss
Net investment losses of Consolidated Funds	—	(113.1)	—	(113.1)
Loss before provision for income taxes	(781.6)	(113.9)	106.5	(789.0)
Benefit for income taxes	(80.0)	—	—	(80.0)
Net loss	(701.6)	(113.9)	106.5	(709.0)
Net loss attributable to non-controlling interests in consolidated entities	(89.6)	—	(7.4)	(97.0)
Net loss attributable to The Carlyle Group Inc.	(612.0)	(113.9)	113.9	(612.0)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$891.0	$(701.6)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	13.4	12.6
Equity-based compensation	32.4	29.1
Non-cash performance allocations and incentive fees	(865.4)	550.5
Non-cash principal investment (income) loss	(186.5)	363.6
Other non-cash amounts	8.5	(9.5)
Purchases of investments	(71.6)	(53.6)
Proceeds from the sale of investments	164.3	110.4
Payments of contingent consideration	(49.9)	—
Change in deferred taxes, net	260.3	(101.0)
Change in due from affiliates and other receivables	(5.4)	11.4
Change in deposits and other	(1.4)	(2.1)
Change in accounts payable, accrued expenses and other liabilities	(69.1)	(54.0)
Change in accrued compensation and benefits	(328.0)	(196.6)
Change in due to affiliates	(0.4)	(35.2)
Change in lease right-of-use asset and lease liability	2.6	(3.3)
Change in deferred revenue	255.8	225.9
Net cash provided by operating activities	50.6	146.6
Cash flows from investing activities
Purchases of fixed assets, net	(9.7)	(13.2)
Net cash used in investing activities	(9.7)	(13.2)
Cash flows from financing activities
Borrowings under credit facilities	—	251.0
Repayments under credit facilities	—	(35.8)
Payments on debt obligations	(66.6)	(0.3)
Proceeds from debt obligations, net of financing costs	43.4	—
Dividends to common stockholders	(88.7)	(87.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	3.7	4.2
Distributions to non-controlling interest holders	(15.3)	(23.3)
Common shares repurchased	(10.0)	(26.4)
Change in due to/from affiliates financing activities	71.1	51.1
Net cash provided by (used in) financing activities	(131.2)	64.3
Effect of foreign exchange rate changes	(12.3)	(17.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(102.6)	180.5
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$887.0	$1,008.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$880.4	$1,007.9
Restricted cash	6.6	0.6
Total cash, cash equivalents and restricted cash, end of period	$887.0	$1,008.5

Cash and cash equivalents held at Consolidated Funds	$174.6	$170.9

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
The following discussion analyzes the financial condition and results of operations of The Carlyle Group Inc. (the “Company”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of March 31, 2021, our Global Private Equity segment had $137 billion in AUM and $91 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, and aircraft financing and servicing. As of March 31, 2021, our Global Credit segment had $59 billion in AUM and $43 billion in Fee-earning AUM.

•Investment Solutions — Our Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of March 31, 2021, our Investment Solutions segment had $64 billion in AUM and $39 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive from an investment fund either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition and disposition related charges and amortization of intangibles and impairment. Refer to Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of March 31, 2021. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	U.S.	$21.2 bn	2012-2021
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Europe	€7.7 bn	2013-2021
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	Structured Credit Funds
Global Financial Services Partners			CRP V	$3.0 bn	2006	CREV	$0.5 bn	2020
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	CSC	$0.8 bn	2017
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Illiquid Credit
Carlyle Europe Partners			CPI[4]	$5.1 bn	2016	Business Development Companies[3]
CEP V	€6.4 bn	2018	International Real Estate			TCG BDC II, Inc.	$2.1 bn	2017
CEP IV	€3.8 bn	2014	CER	€0.5 bn	2017	TCG BDC, Inc.	$1.9 bn	2013
CEP III	€5.3 bn	2007	CEREP III	€2.2 bn	2007	Opportunistic Credit Carry Funds
CEP II	€1.8 bn	2003	Natural Resources Funds			CCOF II	$2.2 bn	2020
Carlyle Asia Partners			NGP Energy Carry Funds			CCOF	$2.4 bn	2017
CAP V	$6.6 bn	2018	NGP XII	$4.3 bn	2017	Distressed Credit Carry Funds
CBPF II	RMB 2.0 bn	2017	NGP XI	$5.3 bn	2014	CSP IV	$2.5 bn	2016
CAP IV	$3.9 bn	2014	NGP X	$3.6 bn	2012	CSP III	$0.7 bn	2011
CAP III	$2.6 bn	2008	Other NGP Carry Funds			CSP II	$1.4 bn	2007
Carlyle Japan Partners			NGP Minerals	$0.3 bn	2020	Real Assets Credit
CJP IV	¥258.0 bn	2020	NGP GAP	$0.4 bn	2014	Energy Credit Carry Funds
CJP III	¥119.5 bn	2013	NGP Predecessor Funds			CEMOF II	$2.8 bn	2015
CJP II	¥165.6 bn	2006	Various[2]	$5.7 bn	2007-2008	CEMOF I	$1.4 bn	2011
Carlyle Global Partners			International Energy Carry Funds			Carlyle Aviation Partners
CGP II	$1.8 bn	2020	CIEP II	$2.3 bn	2019	SASOF V	$1.0 bn	2020
CGP I	$3.6 bn	2015	CIEP I	$2.5 bn	2013	SASOF IV	$1.0 bn	2018
Carlyle MENA Partners			Infrastructure Funds			SASOF III	$0.8 bn	2015
MENA I	$0.5 bn	2008	CRSEF	$0.4 bn	2019	SASOF II	$0.6 bn	2012
Carlyle South American Buyout Fund			CGIOF	$2.2 bn	2019	Securitization Vehicles[4]	$1.8 bn	Various
CSABF I	$0.8 bn	2009	CPP II	$1.5 bn	2014	9 Other Vehicles[4]	$2.3 bn	Various
Carlyle Sub-Saharan Africa Fund			CPOCP	$0.5 bn	2013	Other Credit
CSSAF I	$0.7 bn	2012				Fortitude[5]	$2.7 bn	2020
Carlyle Peru Fund
CPF I	$0.3 bn	2012				Investment Solutions
Carlyle U.S. Venture/Growth Partners						AlpInvest
CEOF II	$2.4 bn	2015				Fund of Private Equity Funds
CEOF I	$1.1 bn	2011				107 vehicles	€46.7 bn	2000-2021
CVP II	$0.6 bn	2001				Secondary Investments
Carlyle Europe Technology Partners						79 vehicles	€24.9 bn	2002-2021
CETP IV	€1.4 bn	2019				Co-Investments
CETP III	€0.7 bn	2014				77 vehicles	€16.3 bn	2002-2021
Carlyle Asia Venture/Growth Partners						Metropolitan Real Estate[6]
CAP Growth I	$0.3 bn	2017				38 vehicles	$5.2 bn	2002-2020
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of March 31, 2021 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of March 31, 2021.
(4)Amounts represent Total AUM as of March 31, 2021.
(5)Reflects AUM related to capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.
(6)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information.

Trends Affecting our Business
The first quarter of 2021 brought upgraded expectations for global GDP growth. The International Monetary Fund now forecasts global growth of 6% in 2021 and expects the U.S. economy to grow at its fastest rate in nearly forty years, as it fully participates in the global industrial rebound and simultaneously benefits from broad-based economic reopening and massive policy stimulus. In the first quarter, U.S. GDP grew at a 6.4% annualized rate from the fourth quarter 2020, driven by robust stimulus-driven consumption and government expenditures. While expectations for 2021 growth in China are also high, Europe’s economic performance has lagged others due to slower vaccine distribution than the U.S., rising COVID-19 case counts, renewed lockdowns and restrictions on movement and businesses. The rebound in India, which started the year strong, also faces near-term risks due to localized lockdowns and infrastructure strains under its worst COVID-19 surge to date.
Earnings estimates have also been revised upward. In December 2020, analysts expected Q1 2021 earnings for companies in the S&P 500 to grow by 16% year-over-year. Today, analysts expect first quarter earnings growth of 34%, led by the consumer discretionary, financials and materials sectors. Upgraded U.S. growth expectations drove notable shifts in both the equity and bond markets during the first quarter. U.S. markets rotated somewhat from growth to value, with the tech-heavy NASDAQ 100 posting the weakest first quarter performance out of the three major benchmarks. Year-to-date through March 31, 2021, the Dow Jones, S&P 500, and NASDAQ 100 rose 7.8%, 5.8%, and 1.6% respectively. Globally, over the first quarter of 2021, the MSCI ACWI and EuroStoxx 600 rose 4.2% and 7.7%, respectively, while the Shanghai Composite was roughly flat (-0.9%).
High valuations should come as no surprise given the simultaneous increase in earnings expectations and stabilization of interest rates. The rise in transaction volumes and decline in implied volatility suggest that market participants expect that these elevated valuation levels may persist for a longer period than previously anticipated. While interest rates exert a more uniform impact across investments, most of the risk looks to be investment-specific and tied to whether specific companies can meet the growth targets necessary to justify their elevated valuations.
U.S. Treasury markets sold off in the long-end during the first quarter. The 10-year U.S. Treasury yield rose more than 80 basis points to its highest level since January 2020 on the stronger economic growth outlook. Since the end of the first quarter, however, 10-year yields appear to have stabilized between 1.6% and 1.7%. Inflation fears, driven by capacity-constraint-driven price pressures in areas such as shipping and freight, plastics and resins, and lumber, seemed to dissipate at quarters’ end. In March 2021, core inflation was 1.6%, well below the Federal Reserve’s target of 2%. While inflation is projected to rise in the coming months, these increases are expected to be transitory. Despite the volatility in Treasury markets, sub-investment grade corporate bond yields were flat over the quarter, as spreads continued to tighten and B-rated U.S. corporate spreads fell more than 50 basis points from January through the end of March 2021. Within corporate credit, businesses have taken advantage of low interest rates through massive debt issuance and restructurings, building large cash reserves as liquidity buffers.
Our carry fund portfolio continued to build on the strong momentum entering the year, appreciating 13% in the first quarter and 34% in the last twelve months, and 24% since year-end 2019. Within our Global Private Equity segment, our corporate private equity funds appreciated 15% in the first quarter driven by strong gains in our U.S., Europe and Asia portfolios, our real estate funds appreciated 4% in the first quarter, continuing their stable performance, and our natural resources funds appreciated 7%, boosted by a strong rebound in oil. In our Global Credit segment, our carry funds (which represent approximately 15% of the total Global Credit remaining fair value) appreciated 8% in the quarter, as the tightening of spreads led to an increase in value for many of our positions. Our Investment Solutions funds appreciated 14% in the first quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds.
With continued positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet increased to a record $3.2 billion at March 31, 2021, up 36% from December 31, 2020 and up 84% from December 31, 2019. We continued to have significant IPO activity in our portfolio in the first quarter, which has increased the portion of our traditional carry funds attributable to publicly traded companies to 19% of fair value as of March 31, 2021. While these IPOs have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, as of March 31, 2021, 43% of our net accrued performance revenues were generated by Carlyle Partners VI, L.P. (“CP VI”), which has over 60% of its remaining fair value in publicly-traded portfolio companies.
Generally, the investment period for our funds enables us to be patient in deploying capital. During the first quarter, our carry funds invested $5.5 billion in new or follow-on transactions. We anticipate the increased market activity and opportunities for large buyouts will facilitate strong deployment activity throughout 2021, particularly in the healthcare, technology, and consumer sectors. However, challenges in specific industries could lead to a longer-term slowdown in certain sectors, such as traditional energy.
We generated $6.4 billion in realized proceeds from our carry funds in the first quarter. We believe that our recent IPO activity and maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. For example, during the first quarter we realized performance revenues for the first time from our third Japan Buyout fund and also generated realized performance fee revenue from our sixth U.S. Buyout fund for a third straight quarter, which we believe represent the value creation and advancing maturity profile of our flagship buyout funds. We have announced several exit transactions that we expect will close during the coming quarters, including Ithaca Holdings, MedRisk, and Pharmaceutical Product Development in CP VI, and AMEOS Group in Carlyle Europe Partners III, L.P. Given these anticipated exits, we expect an increase in realized proceeds and realized performance revenue throughout the balance of the year, but the pace of exit activity will depend in part on continued strength in the equity and mergers and acquisitions markets.
Fundraising has remained generally resilient since the onset of the pandemic and we saw continued strength in the first few months of 2021. At our Investor Day in February 2021, we announced our goal of raising at least $130 billion by the end of 2024. We raised $7.8 billion in new capital in the first quarter, with particular strength in Investment Solutions and Global Credit.
We are closely evaluating the financial and other proposals put forth by the new Administration and Congress and their potential impacts on our business. While there may be changes to current tax and regulatory regimes, recent fiscal stimulus and proposed infrastructure packages could be followed by longer-term spending increases. The potential for policy changes may create regulatory uncertainty for our portfolio companies and our investment strategies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Transactions
Sale of Metropolitan Real Estate
On April 1, 2021, we sold 100% of our interest in Metropolitan Real Estate. The expected gain on the sale is not material. We retained our existing investments in and commitments to the MRE funds, as well as our interest in the net accrued performance allocations in existing funds. In connection with the sale, we entered into a sublease agreement for a portion of our office space in New York. As a result of the sublease transaction, we expect to record an estimated lease impairment charge of approximately $25 million to $30 million during the three months ended June 30, 2021.
Dividends
In April 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on May 11, 2021, payable on May 19, 2021.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of March 31, 2021 were approximately 16% and 17% of total management fees recognized during the three months ended March 31, 2021 and 2020, respectively. No other fund generated over 10% of total management fees in the periods presented.

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
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees generally include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Historically, such rebate offset percentages generally approximated 80% of the fund’s portion of the transaction and advisory fees earned. However, the percentage of transaction and portfolio advisory fees we share with our investors on our recent vintage funds has generally increased, and as such the rebate offset percentages generally range from 80% to 100% of the fund’s portion of the transaction and advisory fees earned, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. In addition, Carlyle Global Capital Markets (“GCM”) generates capital markets fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets with respect to our most recent vintages (but are subject to the rebate offsets set forth above for older funds). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
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
In addition to the performance allocations from our Global Private Equity funds and closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Investment Solutions, Carlyle Aviation and NGP Carry Funds. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”
Performance allocations in excess of 10% of the total for the three months ended March 31, 2021 and 2020 were generated from the following funds:

Three Months Ended March 31,
2021		2020
(Dollars in millions)
CP VI	$535.6	CP VI	$(558.6)
CEP IV	405.3	CIEP I	(160.1)
		CAP IV	167.2

No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during the three months ended March 31, 2021 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio and private investments with pending sale transactions. The Carlyle Europe Partners IV, L.P. (“CEP IV”) fund appreciated in the three months ended March 31, 2021 primarily due to successful IPO and exit activity, and moved into a carry position during the first quarter.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2021 and 2020, the reversals of performance allocations were $20.1 million and $2.0 billion, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of March 31, 2021, accrued performance allocations and accrued giveback obligations were $6.5 billion and $20.6 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2021 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of March 31, 2021, $9.8 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $10.8 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of March 31, 2021 are $3.2 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2021, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.5 billion on an after-tax basis where applicable, of which approximately $0.3 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through March 31, 2021
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2021:

	As of March 31, 2021
	Global Private Equity	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$9,729	$180	$1,857	$11,766
Level II	9,639	1,301	174	11,114
Level III	80,206	45,829	35,698	161,733
Fair Value of Investments	99,574	47,310	37,729	184,613
Available Capital	37,877	11,527	25,827	75,231
Total AUM	$137,451	$58,837	$63,556	$259,844
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During 2019 and 2020, we granted fewer equity awards than we had previously. For example, in 2018, 2019 and 2020, we granted approximately 13.3 million, 6.7 million and 3.7 million of restricted stock units and other awards, respectively. In February 2021, we granted 6.6 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Income Taxes. Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income was taxed at the unitholder and non-controlling interest holder level, and any income tax was the responsibility of the unitholders and is paid at that level. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of the Conversion.

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
The interim provision for income taxes is calculated using the discrete effective tax rate method as allowed by ASC 740, Accounting for Income Taxes. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2021, our U.S. federal income tax returns for tax years 2017 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2019. Foreign tax returns are generally subject to audit for tax years 2011 to 2019. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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
The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2021	2020
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$78,362	$72,175
Fee-earning AUM based on invested capital (2)	39,622	39,118
Fee-earning AUM based on collateral balances, at par (3)	27,617	25,304
Fee-earning AUM based on net asset value (4)	8,084	4,261
Fee-earning AUM based on lower of cost or fair value and other (5)	19,447	17,388
Balance, End of Period (6) (7)	$173,132	$158,246
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
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2021, the Legacy Energy Funds had, in the aggregate, approximately $0.6 billion in AUM and $0.7 billion in

Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balances as of March 31, 2021 and 2020 exclude $12.7 billion and $12.5 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2021	2020
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$170,102	$161,057
Inflows (1)	7,959	2,897
Outflows (including realizations) (2)	(3,574)	(4,656)
Market Activity & Other (3)	508	29
Foreign Exchange (4)	(1,863)	(1,081)
Balance, End of Period	$173,132	$158,246
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
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2021
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$245,769
Inflows (1)	7,793
Outflows (including realizations) (2)	(7,856)
Market Activity & Other (3)	17,190
Foreign Exchange (4)	(3,052)
Balance, End of Period	$259,844
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
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 13% for the three months ended March 31, 2021 is comprised of 15% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 4% for funds focusing on real estate, and 7% for funds focusing on natural resources; 8% appreciation for carry funds in the Global Credit segment; and 14% appreciation for carry funds in the Investment Solutions segment. Overall portfolio appreciation for the twelve months ended March 31, 2021 of 34% is comprised of 50% appreciate for carry funds within our Global Private Equity segment focusing on corporate private equity, 13% for funds focusing on real estate, and 16% for funds focusing on natural resources; 31% appreciation for carry funds in the Global Credit segment; and 24% appreciation for carry funds in the Investment Solutions segment.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation for the three months ended March 31, 2021 were 5.8% and 4.2%, respectively, while the FTSE NAREIT Composite appreciation was 7.7%, the S&P Oil and Gas Exploration and Production Index was 37.3%, and the S&P Leveraged Loan Index appreciation was 0.4%. S&P 500 and MSCI ACWI appreciation for the twelve months ended March 31, 2021 were 53.7% and 55.5%, respectively, while the FTSE NAREIT Composite appreciation was 32.1%, the S&P Oil and Gas Exploration and Production Index was 102.14%, and the S&P Leveraged Loan Index appreciation was 11.7%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of March 31, 2021, our Consolidated Funds represent approximately 2% of our AUM; 2% of our management fees for the three months ended March 31, 2021; 1% of our total investment income or loss for the three months ended March 31, 2021.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2021, our consolidated CLOs held approximately $6.1 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2021 and 2020. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$381.0	$355.9
Incentive fees	9.5	8.9
Investment income (loss)
Performance allocations	1,786.1	(937.6)
Principal investment income (loss)	179.1	(253.3)
Total investment income (loss)	1,965.2	(1,190.9)
Interest and other income	20.4	27.4
Interest and other income of Consolidated Funds	61.1	53.0
Total revenues	2,437.2	(745.7)
Expenses
Compensation and benefits
Cash-based compensation and benefits	228.5	204.3
Equity-based compensation	32.4	29.1
Performance allocations and incentive fee related compensation	866.6	(442.5)
Total compensation and benefits	1,127.5	(209.1)
General, administrative and other expenses	91.7	69.6
Interest	23.0	23.9
Interest and other expenses of Consolidated Funds	42.4	45.6
Other non-operating expenses	0.6	0.2
Total expenses	1,285.2	(69.8)
Other income (loss)
Net investment income (losses) of Consolidated Funds	12.3	(113.1)
Income (Loss) before provision for income taxes	1,164.3	(789.0)
Provision (Benefit) for income taxes	273.4	(80.0)
Net income (loss)	890.9	(709.0)
Net income (loss) attributable to non-controlling interests in consolidated entities	21.6	(97.0)
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$869.3	$(612.0)

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$2.45	$(1.76)
Diluted	$2.41	$(1.76)
Weighted-average common shares
Basic	354,230,092	348,239,759
Diluted	360,504,780	348,239,759

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues
Total revenues increased $3.2 billion, or 426.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in total revenues for the three months ended March 31, 2021:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Total Revenues, March 31, 2020	$(745.7)
Increases (Decreases):
Increase in fund management fees	25.1
Increase in incentive fees	0.6
Increase in investment income, including performance allocations	3,156.1
Decrease in interest and other income	(7.0)
Increase in interest and other income of Consolidated Funds	8.1
Total increase	3,182.9
Total Revenues, March 31, 2021	$2,437.2

Fund Management Fees. Fund management fees increased $25.1 million, or 7.1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$37.6
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(23.7)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(6.4)
Higher management fees on CLOs (after the effect of consolidation) due to the deferral of subordinated fees in 2020	3.5
Higher transaction and portfolio advisory fees	13.6
All other changes	0.5
Total increase in fund management fees	$25.1

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $18.0 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by underwriting and placement fees generated by Carlyle Global Capital Markets, as well as Global Private Equity transaction fees.

Investment Income. Investment income increased $3.2 billion to $2.0 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Increase in performance allocations, excluding NGP	$2,723.7
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	22.0
Increase in investment income from our corporate private equity funds	113.1
Decrease in losses on foreign currency hedges	5.7
Increase in investment income from our real estate funds	4.0
Increase in investment income from our natural resources funds, excluding NGP	12.2
Increase in investment income from our Global Credit carry funds	12.0
Increase in investment income from our direct lending funds, interval funds and Global Capital Markets	20.2
Increase in investment income from Carlyle Aviation	1.0
Increase in investment income from our CLOs	79.0
Increase in investment income from Fortitude Re	157.4
All other changes	5.8
Total increase in investment income	$3,156.1
Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the unaudited condensed consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the unaudited condensed consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). The Company’s losses from its investment in Fortitude Re for the three months ended March 31, 2020 were $(111.9) million, which represented 19.9% of Fortitude Re’s estimated net income for the period, and were inclusive of $(89.1) million of unrealized losses resulting from changes in the fair value of embedded derivatives, as compared to investment income of $45.5 million from our investment in Carlyle FRL for the three months ended March 31, 2021.
At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund. As of March 31, 2021, our investment in Carlyle FRL was $599.9 million, relative to our cost of $465.4 million.
We recorded an increase in the investment income from CLOs during the three months ended March 31, 2021 relative to the comparable period in 2020, given the impact of the rapid decline in asset prices and widening of liability spreads in March 2020 on fair value across the capital structure. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 6% during the quarter, primarily due to sales of senior note investments in two of our U.S. CLOs. Our investments in subordinated notes and senior notes during the three months ended March 31, 2021 appreciated (depreciated) 1% and (1)%, respectively.

Performance Allocations. Performance allocations increased $2.7 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2021 and 2020 comprised the following:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$1,566.5	$(809.3)
Global Credit	21.0	(63.0)
Investment Solutions (1)	198.6	(65.3)
Total performance allocations	$1,786.1	$(937.6)

Total carry fund appreciation (depreciation)	13%	(7)%
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
The first quarter of 2021 brought upgraded expectations for global GDP growth and the IMF now forecasts global growth of 6% in 2021 and expected the U.S. economy to grow at its fastest rate in nearly forty years. Earnings estimates have also been revised upward, driving notable shifts in both equity and bond markets, and our carry fund portfolio continued to build on strong momentum. Within our Global Private Equity segment, our corporate private equity funds appreciated by 15% in the quarter, driven strong performance in our U.S. and Europe buyout portfolio, our real estate funds appreciated by 4% in the first quarter, continuing their stable performance, and our natural resources funds appreciated by 7% in the quarter, boosted by a strong rebound in oil. In our Global Credit segment, our carry funds, which represent approximately 15% of the total Global Credit remaining fair value, appreciated by 8% in the second quarter, reflecting performance in our credit opportunities and structured credit fund, and our latest generation distressed credit fund. Our Investment Solutions funds appreciated by 14%, though our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. Continued IPO activity in our portfolio during the first quarter has increased the portion of our traditional carry funds attributable to publicly traded companies to 19% of fair value in the current quarter, compared to 15% at the end of 2020. While these IPOs have performed well to date overall, and with certain of them showing particular strength, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, 43% of our net accrued performance allocations are generated by CP VI, which has over 60% of its remaining fair value in publicly-traded portfolio companies.
Interest and Other Income. Interest and other income decreased $7.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily as result of decreases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $8.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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

Expenses
Total expenses increased $1.4 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in total expenses for the three months ended March 31, 2021:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Total Expenses, March 31, 2020	$(69.8)
Increases (Decreases):
Increase in total compensation and benefits	1,336.6
Increase in general, administrative and other expenses	22.1
Decrease in interest and other expenses of Consolidated Funds	(3.2)
All other changes	(0.5)
Total increase	1,355.0
Total Expenses, March 31, 2021	$1,285.2
Total Compensation and Benefits. Total compensation and benefits increased $1.3 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Increase in cash-based compensation and benefits	$24.2
Increase in equity-based compensation	3.3
Increase in performance allocations and incentive fee related compensation	1,309.1
Increase in total compensation and benefits	$1,336.6
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $24.2 million, or 12%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Increase in headcount and bonuses	$14.7
Contingent earnout associated with Carlyle Aviation Partners acquisition(1)	9.5
Total increase in cash-based compensation and benefits	$24.2
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $49.9 million through March 31, 2021. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation increased $3.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a larger number of unvested restricted stock units with a higher weighted average grant date fair value. In February 2021, we granted 6.6 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years.

Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $1.3 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 49% for the three months ended March 31, 2021 and 47% for the three months ended March 31, 2020. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $22.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
CCC litigation cost recovery in 2020 (1)	$29.9
Lower intangible asset amortization	(0.3)
Higher depreciation and amortization	1.1
Lower professional fees, including corporate conversion costs	(16.4)
Lower travel and conference expenses	(11.4)
Foreign exchange adjustments(2)	23.3
Other changes	(4.1)
Total increase in general, administrative and other expenses	$22.1
(1) General, administrative and other expenses during the three months ended March 31, 2020 included the positive impact of a $29.9 million recovery of litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.
(2) Foreign exchange adjustments for the three months ended March 31, 2021 as compared to three months ended March 31, 2020 are primarily driven by the revaluation in our European CLOs investments.

As disclosed in Note 15 to the accompanying unaudited condensed consolidated financial statements, we entered into a sublease for certain office space in New York in connection with the sale of MRE. We expect general, administrative and other costs to benefit from lower rent expense and leasehold improvement amortization in future years.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $3.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower interest expense on the consolidated CLOs.
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

Net Investment Gains of Consolidated Funds
For three months ended March 31, 2021, net investment gains of Consolidated Funds were $12.3 million as compared to net investment losses of $113.1 million for the three months ended March 31, 2020. For both the three months ended March 31, 2021 and 2020, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The three months ended March 31, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Realized gains (losses)	$4.7	$(0.5)
Net change in unrealized gains (losses)	84.6	(932.2)
Total gains (losses)	89.3	(932.7)
Gains (losses) from liabilities of CLOs	(77.0)	819.6
Total net investment gains (losses) of Consolidated Funds	$12.3	$(113.1)

Provision (Benefit) for Income Taxes
The Company’s provision (benefit) for income taxes was $273.4 million and $(80.0) million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, the provision for income taxes reflects a tax benefit of $170.3 million related to the net loss recorded during the period, net of the $90.3 million expense related to Conversion (see Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of Conversion). The Company’s effective tax rate was approximately 23% and 10% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests. U.S. federal taxes relate to deferred taxes, as current period earnings were offset by net operating loss carryforwards. The effective tax rate for the three months ended March 31, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $21.6 million for the three months ended March 31, 2021 as compared to net loss of $97.0 million for the three months ended March 31, 2020. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders
The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $869.3 million for the three months ended March 31, 2021, a $1.5 billion increase from a net loss of $612.0 million for the three months ended March 31, 2020, reflecting strong portfolio appreciation in the first quarter of 2021 as compared to depreciation at the onset of the pandemic in the first quarter of 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2021 and 2020. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Total Segment Revenues	$612.5	$581.1
Total Segment Expenses	397.6	406.1
Distributable Earnings	$214.9	$175.0
(-) Realized Net Performance Revenues	76.0	48.2
(-) Realized Principal Investment Income	30.0	15.9
(+) Net Interest	20.1	17.9
(=) Fee Related Earnings	$129.0	$128.8
The following table sets forth our total segment revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$392.2	$381.5
Portfolio advisory and transaction fees, net and other	19.7	6.8
Total fund level fee revenues	411.9	388.3
Realized performance revenues	168.4	171.6
Realized principal investment income	30.0	15.9
Interest income	2.2	5.3
Total Segment Revenues	$612.5	$581.1
The following table sets forth our total segment expenses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$212.2	$203.8
Realized performance revenue related compensation	92.4	123.4
Total compensation and benefits	304.6	327.2
General, administrative, and other indirect expenses	61.6	48.3
Depreciation and amortization expense	9.1	7.4
Interest expense	22.3	23.2
Total Segment Expenses	$397.6	$406.1

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,164.3	$(789.0)
Adjustments:
Net unrealized performance revenues	(846.4)	528.9
Unrealized principal investment (income) loss(1)	(131.3)	264.7
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(2)	—	22.8
Equity-based compensation(3)	34.9	31.7
Acquisition or disposition-related charges (credits), including amortization of intangibles	19.0	3.0
Tax expense (benefit) associated with certain foreign performance fee revenues	(6.0)	11.2
Net (income) loss attributable to non-controlling interests in consolidated entities	(21.6)	97.0
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.7
(=) Distributable Earnings	$214.9	$175.0
(-) Realized net performance revenues(4)	76.0	48.2
(-) Realized principal investment income(4)	30.0	15.9
(+) Net Interest	20.1	17.9
(=) Fee Related Earnings	$129.0	$128.8

(1)    Adjustments to unrealized principal investment income (loss) during the three months ended March 31, 2020 are inclusive of $(89.1) million of unrealized losses, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value.
(2)    Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Holdings’ estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020.
(3)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
    (4) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,786.1	$(1,617.7)	$168.4
Performance revenues related compensation expense	866.6	(774.2)	92.4
Net performance revenues	$919.5	$(843.5)	$76.0

Principal investment income (loss)	$179.1	$(149.1)	$30.0

	Three Months Ended March 31, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(937.6)	$1,109.2	$171.6
Performance revenues related compensation expense	(442.5)	565.9	123.4
Net performance revenues	$(495.1)	$543.3	$48.2

Principal investment income (loss)	$(253.3)	$269.2	$15.9
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
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$178.2	$134.8
Global Credit	23.1	31.8
Investment Solutions	13.6	8.4
Distributable Earnings	$214.9	$175.0
Segment Analysis
Discussed below is our DE and FRE for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.
Historically, we have conducted our operations through four reportable segments: Corporate Private Equity, Real Assets, Global Credit, and Investment Solutions. In the fourth quarter of 2020, in connection with our transition to a sole chief executive officer on October 1, 2020, our senior management began re-evaluating our operating structure. As a result, we revised our operating segments by combining Corporate Private Equity and Real Assets into a single segment called Global Private Equity to reflect how senior management manages and assesses the performance of the business and allocates resources. The presentation of our segment financial information for the three months ended March 31, 2020 has been modified to reflect this change, and will consequently be different from the historical segment financial results previously reported by us in our reports filed with the SEC. There was no impact to the Global Credit and Investment Solutions segments as a result of this change.
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$260.2	$268.7
Portfolio advisory and transaction fees, net and other	10.6	4.2
Total fund level fee revenues	270.8	272.9
Realized performance revenues	134.1	65.2
Realized principal investment income	23.7	10.2
Interest income	0.2	1.8
Total revenues	428.8	350.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	129.1	129.7
Realized performance revenues related compensation	60.2	29.7
Total compensation and benefits	189.3	159.4
General, administrative, and other indirect expenses	41.4	37.2
Depreciation and amortization expense	6.1	4.8
Interest expense	13.8	13.9
Total expenses	250.6	215.3
Distributable Earnings	$178.2	$134.8
(-) Realized Net Performance Revenues	73.9	35.5
(-) Realized Principal Investment Income	23.7	10.2
(+) Net Interest	13.6	12.1
(=) Fee Related Earnings	$94.2	$101.2

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Distributable Earnings
Distributable Earnings increased $43.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2020	$134.8
Increases (decreases):
Decrease in fee related earnings	(7.0)
Increase in realized net performance revenues	38.4
Increase in realized principal investment income	13.5
Increase in net interest	(1.5)
Total increase	43.4
Distributable Earnings, March 31, 2021	$178.2

Realized Net Performance Revenues. Realized net performance revenues increased $38.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven by performance revenue realizations from our financial services and U.S. buyout funds, as well as our third Japan buyout fund, which realized performance revenues for the first time during the three months ended March 31, 2021. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31,
2021	2020
CP VI	CP IV
CJP III	CGFSP I
CGFSP II	CERF

Realized Principal Investment Income. Realized principal investment income was $23.7 million for the three months ended March 31, 2021 as compared to realized principal investment income of $10.2 million for the three months ended March 31, 2020, primarily due to higher realized gains from CEP IV, CGFSP II and CEOF I, partially offset by lower realized gains from CAP IV.

Fee Related Earnings
Fee Related Earnings decreased $7.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2020	$101.2
Increases (decreases):
Decrease in fee revenues	(2.1)
Decrease in cash-based compensation and benefits	0.6
CCC litigation cost recovery in 2020(1)	(20.3)
Decrease in general, administrative and other indirect expenses	16.1
All other changes	(1.3)
Total increase (decrease)	(7.0)
Fee Related Earnings, March 31, 2021	$94.2
(1) General, administrative and other indirect expenses during the three months ended March 31, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues decreased $2.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Lower fund management fees	$(8.5)
Higher portfolio advisory and transaction fees, net and other	6.4
Total decrease in fee revenues	$(2.1)

The decrease in fund management fees for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to lower management fees for CGIOF, CEOF II, and CP VI, as well as CIEP II which had catch-up management fees of $6.1 million in Q1 2020. This decrease is partially offset by higher management fees on our fourth Japan buyout fund (“CJP IV”), which activated management fees in Q4 2020.
The increases in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to transaction fees related to investments in CJP IV and CEP V.
The total weighted-average management fee rates as of March 31, 2021 and 2020 were 1.25% and 1.26%. Fee-earning assets under management were $90.6 billion and $92.0 billion as of March 31, 2021 and 2020, respectively, a decrease of $1.4 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $0.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to decreased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $16.1 million, excluding the impact of litigation cost recoveries in 2020, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower professional fees and travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic, partially offset by negative foreign currency adjustments.

Fee-earning AUM as of and for the Three Months Ended March 31, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2021	2020
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$55,591	$55,281
Fee-earning AUM based on invested capital	29,268	31,841
Fee-earning AUM based on net asset value	3,417	2,304
Fee-earning AUM based on lower of cost or fair value	2,283	2,553
Total Fee-earning AUM	$90,559	$91,979
Weighted Average Management Fee Rates (2)
All Funds	1.25%	1.26%
Funds in Investment Period	1.37%	1.41%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2021	2020
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$91,571	$94,811
Inflows (1)	636	800
Outflows (including realizations) (2)	(983)	(3,052)
Market Activity & Other (3)	96	(136)
Foreign Exchange (4)	(761)	(444)
Balance, End of Period	$90,559	$91,979
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
Fee-earning AUM was $90.6 billion at March 31, 2021, a decrease of $1.0 billion, or approximately 1%, compared to $91.6 billion at December 31, 2020. The decrease was driven by $1.0 billion of realizations in funds which charge fees based on invested capital and $0.8 billion of negative foreign exchange activity from the translation of our EUR-denominated funds’

AUM to USD, partially offset by $0.6 billion in capital deployment for funds that charge management fees on invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $90.6 billion at March 31, 2021, a decrease of $1.4 billion, or approximately 2%, compared to $92.0 billion at March 31, 2020. The decrease was driven by outflows of $7.4 billion primarily due to CP V no longer charging management fees, as well as dispositions in funds which charge fees based on invested capital. Partially offsetting the decrease were inflows of $5.2 billion primarily from new fee-paying commitments raised in CJP IV as well as investments in other funds which charge fees based on invested capital.
Total AUM as of and for the Three Months Ended March 31, 2021
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2021
(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$131,780
Inflows (1)	1,397
Outflows (including realizations) (2)	(4,780)
Market Activity & Other (3)	10,056
Foreign Exchange (4)	(1,002)
Balance, End of Period	$137,451
(1)    Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)    Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts, and the NGP Predecessor Funds, gross redemptions in our open-end funds, and the expiration of available capital.
(3)    Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles, separately managed accounts, and the NGP Predecessor Funds, as well as the impact of fees, expenses and non-investment income, and other changes in AUM.
(4)    Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $137.5 billion at March 31, 2021, an increase of $5.7 billion compared to $131.8 billion as of December 31, 2020. The increase was driven by overall segment appreciation of $10.1 billion for the period, driven by appreciation of $2.9 billion attributable to CP VI, $1.2 billion attributable to CP VII, and $1.0 billion attributable to CEP IV. Partially offsetting the increase were outflows of $4.8 billion primarily from distributions of investment proceeds in our U.S. Buyout, Europe Buyout and Financial Services funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2021						As of March 31, 2021
Fund (Fee Initiation Date/Stepdown Date)	Committed Capital	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VII (May 2018 / May 2024)	$18,510	$12,042	65%	$530	$13,866	1.2x	19%	9%	$72	$987	2.8x	66%
CP VI (May 2013 / May 2018)	$13,000	$13,078	101%	$8,786	$19,695	2.2x	21%	16%	$1,372	$11,831	2.5x	28%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$26,225	$1,978	2.1x	18%	14%	$183	$26,870	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,436	€2,617	41%	€12	€2,791	1.1x	NM	NM	$—	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,752	€3,753	100%	€2,816	€3,203	1.6x	16%	10%	$220	€2,677	2.2x	27%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,156	97%	€10,995	€563	2.2x	19%	14%	$47	€11,458	2.5x	20%
CEP II (Sep 2003 / Sep 2007)	€1,805	€2,048	113%	€4,113	€26	2.0x	36%	20%	$3	€4,123	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$2,882	44%	$280	$3,801	1.4x	55%	28%	$80	n/a	n/a	n/a
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$3,539	$4,012	1.9x	19%	13%	$308	$4,536	3.2x	35%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,417	$273	1.8x	17%	11%	$28	$4,417	2.1x	19%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥28,572	11%	¥—	¥28,572	1.0x	NM	NM	$—	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥94,734	¥76,979	1.9x	19%	12%	$45	¥115,313	3.0x	33%
CJP II (Oct 2006 / Jul 2013)	¥165,600	¥141,867	86%	¥205,301	¥1,080	1.5x	7%	3%	$—	¥203,831	1.5x	7%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$870	87%	$5	$1,046	1.2x	22%	10%	$10	n/a	n/a	n/a
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,599	$500	2.2x	26%	19%	$36	$1,599	2.3x	28%
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,103	88%	$398	$2,342	1.3x	10%	6%	$—	$390	1.5x	29%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,174	105%	$1,505	$274	1.5x	12%	8%	$32	$1,359	1.8x	23%
CETP IV (Jul 2019 / Jul 2025)	€1,350	€667	49%	€—	€792	1.2x	NM	NM	$8	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,063	€592	2.7x	44%	31%	$42	€1,064	4.5x	53%
CGP II (Dec 2020 / Jan 2025)	$1,840	$175	10%	$—	$175	1.0x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$2,933	82%	$317	$3,155	1.2x	5%	4%	$—	n/a	n/a	n/a
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,118	$124	1.3x	7%	2%	$—	$1,116	1.4x	8%
All Other Active Funds & Vehicles(10)		$16,883	n/a	$16,372	$10,761	1.6x	12%	10%	$52	$16,754	2.1x	17%
Fully Realized Funds & Vehicles(11)		$23,422	n/a	$59,542	$—	2.5x	28%	21%	$4	$59,542	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$117,091	n/a	$149,672	$72,327	1.9x	26%	18%	$2,543	$154,989	2.4x	27%
Real Estate
CRP VIII (Aug 2017 / May 2022)	$5,505	$3,212	58%	$828	$3,225	1.3x	29%	11%	$72	$820	1.9x	57%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,787	91%	$3,840	$2,199	1.6x	19%	12%	$98	$3,710	1.8x	26%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,159	92%	$3,629	$269	1.8x	27%	18%	$2	$3,471	2.0x	32%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,349	112%	$5,106	$796	1.8x	12%	9%	$143	$5,815	1.8x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,216	128%	$1,954	$9	1.6x	7%	4%	$—	$1,953	1.7x	7%
CPI (May 2016 / n/a)	$5,076	$3,250	75%	$683	$3,389	1.3x	14%	13%	$21	$231	1.6x	NM
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,414	€77	1.2x	4%	1%	$—	€2,443	1.2x	4%
All Other Active Funds & Vehicles(14)		$3,295	n/a	$3,024	$2,069	1.5x	10%	8%	$8	$2,762	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,212	n/a	$6,900	$2	1.3x	13%	6%	$—	$6,903	1.3x	13%
TOTAL REAL ESTATE(13)		$27,893	n/a	$28,802	$12,049	1.5x	12%	7%	$345	$28,534	1.6x	12%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$841	37%	$7	$817	1.0x	NM	NM	$—	n/a	n/a	n/a
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,334	93%	$918	$2,330	1.4x	14%	7%	$—	$1,425	2.1x	23%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,229	81%	$324	$1,310	1.3x	11%	6%	$—	n/a	n/a	n/a
CGIOF (Dec 2018 / Sep 2023)	$2,201	$544	25%	$84	$386	0.9x	NM	NM	$—	$34	2.3x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,238	52%	$34	$2,428	1.1x	NM	NM	$—	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,954	93%	$1,795	$3,882	1.1x	4%	2%	$—	$1,843	1.2x	33%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,346	93%	$3,036	$458	1.0x	1%	Neg	$—	$2,926	1.3x	9%
All Other Active Funds & Vehicles(17)		$3,004	n/a	$1,245	$2,574	1.3x	11%	8%	$6	$1,463	2.1x	26%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES		$19,680	n/a	$8,878	$14,184	1.2x	6%	2%	$6	$37,660	1.6x	11%

Legacy Energy Funds(16)		$16,741	n/a	$23,526	$589	1.4x	12%	6%	$(4)	$23,549	1.5x	14%

(1)Represents the original cost of investments since inception of the fund.
(2)Represents all realized proceeds since inception of the fund.
(3)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(4)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures.
(6)Gross Internal Rate of Return (“Gross IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(7)Net Internal Rate of Return (“Net IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(8)Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(9)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(10)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CSABF, CPF, CAP Growth I, and CBPF II.
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CMG, CVP I, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.
(12)For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(13)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(14)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR and CER.

(15)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRCP I, CAREP I, CAREP II, CEREP I, and CEREP II.
(16)Aggregate includes the following Legacy Energy funds and related co-investments: Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II.
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, CPOCP, CRSEF, and NGP RP.
(18)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CIP.
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$80.0	$73.0
Portfolio advisory and transaction fees, net and other	8.8	2.6
Total fund level fee revenues	88.8	75.6
Realized performance revenues	0.1	21.0
Realized principal investment income	5.9	5.1
Interest income	2.0	3.1
Total revenues	96.8	104.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	53.7	49.1
Realized performance revenues related compensation	—	9.7
Total compensation and benefits	53.7	58.8
General, administrative, and other indirect expenses	11.8	5.6
Depreciation and amortization expense	1.9	1.6
Interest expense	6.3	7.0
Total expenses	73.7	73.0
(=) Distributable Earnings	$23.1	$31.8
(-) Realized Net Performance Revenues	0.1	11.3
(-) Realized Principal Investment Income	5.9	5.1
(+) Net Interest	4.3	3.9
(=) Fee Related Earnings	$21.4	$19.3

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Distributable Earnings
Distributable Earnings decreased $8.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2020	$31.8
Increases (decreases):
Increase in fee related earnings	2.1
Decrease in realized net performance revenues	(11.2)
Increase in realized principal investment income	0.8
Increase in net interest	(0.4)
Total decrease	(8.7)
Distributable Earnings, March 31, 2021	$23.1
Realized Net Performance Revenues. Realized net performance revenues decreased $11.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to realized net performance revenues generated by Carlyle Aviation Partners in the three months ended March 31, 2020.
Realized Principal Investment Income. Realized principal investment income increased $0.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to higher gains on investments in our structured credit funds and BDCs, partially offset by realized losses on investments in Carlyle Global Capital Markets and in our energy credit carry funds.

Fee Related Earnings
Fee Related Earnings increased $2.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2020	$19.3
Increases (decreases):
Increase in fee revenues	13.2
Increase in cash-based compensation and benefits	(4.6)
CCC litigation cost recovery in 2020(1)	(6.3)
Decrease in general, administrative and other indirect expenses	0.1
All other changes	(0.3)
Total increase	2.1
Fee Related Earnings, March 31, 2021	$21.4
(1) General, administrative and other indirect expenses during the three months ended March 31, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Fee revenues increased $13.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to the following:

Three Months Ended March 31,
2021 v. 2020
(Dollars in millions)
Higher fund management fees	$7.0
Higher portfolio advisory and transaction fees, net and other	6.2
Total increase in fee revenues	$13.2
The increase in fund management fees for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily driven by the deferral of $4.1 million of subordinated management fees in certain of our CLOs during the three months ended March 31, 2020, which were subsequently recognized during the third quarter of 2020, as well as increased management fees from our structured credit funds, opportunistic credit carry funds, interval fund and Carlyle FRL. These increases were partially offset by lower management fees from our distressed credit and our energy credit carry funds.
The increase in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily from underwriting and placement fees associated with Carlyle Global Capital Markets during the three months ended March 31, 2021.
The weighted average management fee rate on our carry funds decreased from 1.28% at March 31, 2020 to 1.25% at March 31, 2021. The rate decrease was primarily due to the stepdown of CSP IV from commitments to invested capital, partially offset by new fee-paying commitments raised in SASOF V with a higher effective fee rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increased headcount.

Fee-earning AUM as of and for the Three Months Ended March 31, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2021	2020
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,758	$4,133
Fee-earning AUM based on invested capital	6,622	5,198
Fee-earning AUM based on collateral balances, at par	27,617	25,304
Fee-earning AUM based on net asset value	1,518	1,297
Fee-earning AUM based on other (2)	4,771	2,133
Total Fee-earning AUM	$43,286	$38,065
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.25%	1.28%
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
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2021	2020
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$42,133	$37,862
Inflows (1)	2,694	1,060
Outflows (including realizations) (2)	(1,321)	(898)
Market Activity & Other (3)	122	209
Foreign Exchange (4)	(342)	(168)
Balance, End of Period	$43,286	$38,065
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
Fee-earning AUM was $43.3 billion at March 31, 2021, an increase of $1.2 billion compared to $42.1 billion at December 31, 2020. This increase was driven by inflows of $2.7 billion primarily from the closing of three new U.S. CLOs and one Europe CLO, as well as investment activity across funds for which management fees are based on invested capital. This increase was partially offset by outflows of $1.3 billion due to runoff of CLO collateral balances as well as negative foreign exchange activity of $0.3 billion from the translation of Fee-earning AUM in our EUR-denominated CLOs to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $43.3 billion at March 31, 2021, an increase of $5.2 billion, or approximately 14%, compared to $38.1 billion at March 31, 2020. The increase was driven by inflows of $8.0 billion primarily related to the raising of additional U.S. and Europe CLOs, the onboarding of fee-earning AUM in our insurance business, purchases in CCOF I and CSC, and the activation of management fees in SASOF V. This was partially offset by outflows of $4.3 billion primarily due to runoff of our CLO collateral balances, the stepdown of CSP IV from commitments to invested capital, and dispositions in in other funds with fees tied to invested capital including CCOF I and CEMOF I.
Total AUM as of and for the Three Months Ended March 31, 2021.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2021
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$55,881
Inflows (1)	3,198
Outflows (including realizations) (2)	(975)
Market Activity & Other (3)	1,092
Foreign Exchange (4)	(359)
Balance, End of Period	$58,837
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

Total AUM was $58.8 billion at March 31, 2021, an increase of $2.9 billion, or approximately 5%, compared to $55.9 billion at December 31, 2020. The increase was driven by $3.2 billion of inflows primarily related to the closing of three U.S. CLOs and one Europe CLO, as well as fundraising in credit opportunities and direct lending, and $1.1 billion of market appreciation and other activity, partially offset by $1.0 billion of outflows due to realizations in our credit opportunities fund as well as runoff of CLO and other collateral balances.

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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2021, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2021
Fund (Fee Initiation Date/Stepdown Date)	Committed Capital	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Clawback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$1,947	78%	$866	$1,441	1.2x	16%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$706	100%	$847	$166	1.4x	20%	10%	$(1)
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$62	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$2,197	$90	4%	$—	$100	1.1x	NM	NM	$—
CCOF I (Nov 2017 / Sep 2022)	$2,373	$2,850	120%	$1,109	$2,252	1.2x	22%	15%	$40
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,697	60%	$746	$1,109	1.1x	4	Neg	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$891	$155	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$759	$749	1.2x	14%	10%	$19
All Other Active Funds & Vehicles(9)		$3,356	n/a	$2,893	$962	1.1x	7%	2%	$18
Fully Realized Funds & Vehicles(10)		$1,447	n/a	$1,988	$—	1.4x	12%	7%	$—
TOTAL GLOBAL CREDIT		$16,354	n/a	$12,530	$6,996	1.2x	10%	4%	$83
(1)Represents the original cost of investments since the inception of the fund. For CSP II and CSP III, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(2)Represents all realized proceeds since inception of the fund.
(3)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(4)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)Gross Internal Rate of Return (“Gross IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(6)Net Internal Rate of Return (“Net IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.

(7)Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(8)For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF II, SASOF III, and SASOF IV.
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.

Investment Solutions
    The following table presents our results of operations for our Investment Solutions(1) segment:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$52.0	$39.8
Portfolio advisory and transaction fees, net and other	0.3	—
Total fund level fee revenues	52.3	39.8
Realized performance revenues	34.2	85.4
Realized principal investment income	0.4	0.6
Interest income	—	0.4
Total revenues	86.9	126.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	29.4	25.0
Realized performance revenues related compensation	32.2	84.0
Total compensation and benefits	61.6	109.0
General, administrative, and other indirect expenses	8.4	5.5
Depreciation and amortization expense	1.1	1.0
Interest expense	2.2	2.3
Total expenses	73.3	117.8
(=) Distributable Earnings	$13.6	$8.4
(-) Realized Net Performance Revenues	2.0	1.4
(-) Realized Principal Investment Income	0.4	0.6
(+) Net Interest	2.2	1.9
(=) Fee Related Earnings	$13.4	$8.3
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE during the three months ended March 31, 2021 and 2020 were immaterial to the Investment Solutions segment. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Distributable Earnings
Distributable Earnings increased $5.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2020	$8.4
Increases (decreases):
Increase in fee related earnings	5.1
Increase in realized net performance revenues	0.6
Decrease in realized principal investment income	(0.2)
Increase in net interest	(0.3)
Total increase	5.2
Distributable Earnings, March 31, 2021	$13.6
Investment Solutions had realized performance revenues of $34.2 million during the three months ended March 31, 2021. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $2.0 million during the three months ended March 31, 2021.
Fee Related Earnings
Fee Related Earnings increased $5.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2021:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2020	$8.3
Increases (decreases):
Increase in fee revenues	12.5
Increase in cash-based compensation and benefits	(4.4)
CCC litigation cost recovery in 2020(1)	(3.3)
Decrease in general, administrative and other indirect expenses	0.4
All other changes	(0.1)
Total increase	5.1
Fee Related Earnings, March 31, 2021	$13.4
(1) General, administrative and other indirect expenses during the three months ended March 31, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues increased $12.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund in the second quarter of 2020.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to increased headcount.

Fee-earning AUM as of and for the Three Months Ended March 31, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2021	2020
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$20,013	$12,761
Fee-earning AUM based on invested capital (2)	3,732	2,079
Fee-earning AUM based on net asset value	3,149	660
Fee-earning AUM based on lower of cost or fair market value	12,393	12,702
Total Fee-earning AUM (3)	$39,287	$28,202
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.
(3)Includes $2.3 billion of Fee-earning AUM related to MRE. On April 1, 2021, we closed on the sale of our interest in MRE. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2021	2020
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,398	$28,384
Inflows (1)	4,629	1,037
Outflows (including realizations) (2)	(1,270)	(706)
Market Activity & Other (3)	290	(44)
Foreign Exchange (4)	(760)	(469)
Balance, End of Period	$39,287	$28,202
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
Fee-earning AUM was $39.3 billion at March 31, 2021, an increase of $2.9 billion compared to $36.4 billion at December 31, 2020. This was driven by inflows of $4.6 billion primarily due to new fee-paying commitments raised and the activation of previously raised mandates and purchases in our AlpInvest vehicles. Partially offsetting the increase were outflows, including distributions of $1.3 billion in our AlpInvest carry funds as well as $0.8 billion of negative foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $39.3 billion at March 31, 2021, an increase of $11.1 billion, or approximately 39%, compared to $28.2 billion at March 31, 2020. The increase was driven by inflows, including fee-paying commitments, of $14.3 billion due to activation of previously raised mandates and purchases in our AlpInvest and MRE carry funds, namely AlpInvest Secondaries Fund VII. Also driving the increase was $1.5 billion of positive foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was partially offset by outflows, including distributions of $4.3 billion and market depreciation of $0.4 billion primarily in our AlpInvest carry funds.
Total AUM as of and for the Three Months Ended March 31, 2021
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2021
(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$58,108
Inflows (1)	3,198
Outflows (including realizations) (2)	(2,101)
Market Activity & Other (3)	6,042
Foreign Exchange (4)	(1,691)
Balance, End of Period (5)	$63,556
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
(5)Includes $2.4 billion of Total AUM related to MRE. On April 1, 2021, we closed on the sale of our interest in MRE. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information.
Total AUM was $63.6 billion at March 31, 2021, an increase of $5.5 billion, or approximately 9%, compared to $58.1 billion at December 31, 2020. The increase was driven by inflows of $3.2 billion billion related to fundraising in our AlpInvest funds, as well as $6.0 billion of market appreciation primarily in our AlpInvest carry funds. This was partially offset by outflows of $2.1 billion primarily in our AlpInvest carry funds, and $1.7 billion of negative foreign exchange activity from the translation of our EUR-denominated AlpInvest AUM to USD.
Fund Performance Metrics
Fund performance information for our AlpInvest and Metropolitan funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The

Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2021
Investment Solutions (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Clawback) (12)
			(Reported in Local Currency, in Millions)
AlpInvest(13)
Main Fund VI - Fund Investments	2015	€1,106	€970	€521	€1,166	€1,687	1.7x	25%	23%	$2
Main Fund V - Fund Investments	2012	€5,080	€5,366	€4,369	€5,612	€9,981	1.9x	19%	18%	$16
Main Fund IV - Fund Investments	2009	€4,877	€5,424	€7,391	€3,553	€10,944	2.0x	18%	17%	$2
Main Fund III - Fund Investments	2005	€11,500	€12,833	€19,442	€2,367	€21,809	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,806	€7,460	€274	€7,734	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,218	€6,908	€56	€6,964	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,141	$1,191	$10	$1,374	$1,384	1.2x	NM	NM	$6
AlpInvest Secondaries Fund VII	2020	$6,769	$842	$7	$973	$980	1.2x	NM	NM	$4
Main Fund VI - Secondary Investments	2017	$6,017	$4,749	$1,259	$4,870	$6,129	1.3x	14%	12%	$33
AlpInvest Secondaries Fund VI	2017	$3,333	$2,613	$655	$2,660	$3,315	1.3x	13%	10%	$21
Main Fund V - Secondary Investments	2011	€4,273	€4,159	€5,535	€1,518	€7,053	1.7x	20%	19%	$28
AlpInvest Secondaries Fund V	2012	$756	$649	$725	$281	$1,005	1.5x	16%	13%	$11
Main Fund IV - Secondary Investments	2010	€1,859	€1,934	€3,197	€119	€3,316	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,343	€3,545	€59	€3,604	1.5x	11%	10%	$—
Main Fund II - Secondary Investments	2003	€998	€999	€1,821	€8	€1,830	1.8x	27%	26%	$—
Main Fund VII - Co-Investments	2017	$2,842	$2,332	$64	$3,373	$3,437	1.5x	22%	18%	$36
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,419	$30	$2,098	$2,128	1.5x	22%	18%	$25
Main Fund VI - Co-Investments	2014	€1,115	€935	€1,345	€1,008	€2,353	2.5x	28%	26%	$12
Main Fund V - Co-Investments	2012	€1,124	€1,037	€2,178	€695	€2,873	2.8x	29%	27%	$6
Main Fund IV - Co-Investments	2010	€1,475	€1,339	€3,242	€565	€3,808	2.8x	24%	22%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,755	€3,673	€434	€4,107	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€1,964	€2,510	€170	€2,680	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€752	€1,036	€9	€1,045	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		€6,132	€2,437	€5,666	€8,103	1.3x	10%	8%	$49
Fully Realized Funds & Vehicles	Various		€2,136	€4,824	€2	€4,826	2.3x	35%	32%	$—
TOTAL ALPINVEST (USD)(11)			$77,822	$96,601	$35,983	$132,584	1.7x	14%	13%	$191

Metropolitan Real Estate
MRE Secondaries Fund II	2017	$1,092	$401	$90	$345	$434	1.1x	7%	Neg	$0
All Other Active Funds & Vehicles	Various		$2,880	$2,829	$791	$3,620	1.3x	6%	4%	$1
Fully Realized Funds & Vehicles	Various		$597	$721	$—	$722	1.2x	4%	2%	$—
TOTAL METROPOLITAN REAL ESTATE			$3,877	$3,640	$1,136	$4,776	1.2x	6%	3%	$1

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of March 31, 2021, these excluded investments represent $2.4 billion of AUM at AlpInvest.
(2)Represents the original cost of investments since inception of the fund.
(3)To exclude the impact of FX, all foreign currency cash flows have been converted to the currency representing a majority of the capital committed to the relevant fund at the reporting period spot rate.
(4)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(5)Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(6)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying funds, before management fees, expenses and carried interest at the AlpInvest/Metropolitan Real Estate level.
(7)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.
(8)As used herein, ‘Main Funds’ are each comprised of (i) an anchor mandate(s) (i.e., generally the largest account(s) within a strategy’s investment program) and (ii) AlpInvest’s other advisory client mandates with investment periods that fall within the relevant investment periods under the mandate of the anchor mandate(s) (but do not overlap with more than one such investment period). AlpInvest’s commingled funds, AlpInvest Secondaries Fund VI (“ASF VI”), ASF VII and AlpInvest Co-Investment Fund VII (“ACF VII”) are part of the Main Funds. Mezzanine Main Funds include mezzanine investments across all strategies (i.e., Primary Funds, Secondaries, and Co-Investments).
(9)Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, all ‘clean technology’ private equity investments, all strategic co-investment mandates that invest in co-investment opportunities arising out of an investor’s own separate private equity relationships and invitations, all strategic capital mandates, any state-focused investment mandates, and all other investors whose investments are not reflected in a Main Fund.
(10)For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(11)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(12)Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end.
(13)"Main Fund" entries represent a combination of a commingled fund and SMA vehicles which together comprise a "program" vintage. Indented lines shown for AlpInvest Secondaries Funds VII, VI, V and AlpInvest Co-Investment Fund VII reflect a breakout of the commingled fund, which is part of the larger program vintage.

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

Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of March 31, 2021. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
Cash and cash equivalents. Cash and cash equivalents were approximately $880 million at March 31, 2021. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $801 million as of March 31, 2021. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.36% at March 31, 2021). As of March 31, 2021, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of March 31, 2021, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $325.7 million and $356.1 million at March 31, 2021 and December 31, 2020, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of March 31, 2021, $306.9 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of March 31, 2021, $250.0 million of these notes remain outstanding.
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
Our accrued performance allocations by segment as of March 31, 2021, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,319.9	$(18.4)	$5,301.5
Global Credit	155.4	(2.2)	153.2
Investment Solutions (1)	1,056.7	—	1,056.7
Total	$6,532.0	$(20.6)	$6,511.4
Less: Accrued performance allocation-related compensation			(3,271.1)
Less: Deferred taxes on accrued performance allocations			(59.0)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(10.1)
Net accrued performance revenues before timing differences			3,171.2
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(6.6)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,164.6
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2021, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)					Net Accrued Performance Revenues
	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021
Overall Carry Fund Appreciation/(Depreciation)	(7)%	5%	5%	8%	13%
Global Private Equity(2):						$2,890.5
Corporate Private Equity	(8)%	13%	5%	11%	15%	2,543.1
Real Estate	(1)%	2%	3%	3%	4%	344.6
Natural Resources	(22)%	3%	1%	3%	7%	6.4

Global Credit Carry Funds	(21)%	8%	4%	7%	8%	82.7

Investment Solutions Carry Funds (3)	1%	(6)%	8%	7%	14%	191.4

Net Accrued Performance Revenues						$3,164.6
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
Investments as of March 31, 2021 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,138.4	$374.1	$2,512.5
Less: Amounts attributable to non-controlling interests in consolidated entities	(224.9)	—	(224.9)
Plus: Investments in Consolidated Funds, eliminated in consolidation	174.6	—	174.6
Less: Strategic equity method investments in NGP Management	—	(374.1)	(374.1)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,088.1	$—	$2,088.1
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of March 31, 2021, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$743.9
Global Credit funds (2)	718.3
Investment Solutions funds (3)	65.8
Total investments in Carlyle Funds, excluding CLOs	1,528.0
Investments in CLOs	471.5
Other investments	88.6
Total investments attributable to The Carlyle Group Inc.	2,088.1
CLO loans and other borrowings attributable to The Carlyle Group Inc. (4)	(306.9)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,781.2
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $599.9 million as of March 31, 2021.
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
(4) Of the $325.7 million in total CLO borrowings as of March 31, 2021 and as disclosed in Note 5 to the consolidated financial statements, $306.9 million are collateralized by investments attributable to The Carlyle Group Inc.
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
With respect to distribution year 2021, the Board of Directors has declared a dividend to common stockholders totaling approximately $88.7 million, or $0.25 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2021
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2021	$0.25	$88.7	May 11, 2021	May 19, 2021
Total	$0.25	$88.7

With respect to distribution year 2020, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $352.6 million, consisting of the following:

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

Dividends to common stockholders paid during the three months ended March 31, 2021 totaled $88.7 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020. Distributions to common stockholders paid during the three months ended March 31, 2020 totaled $87.4 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019.
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

Since our inception through March 31, 2021, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2021, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$2,613.8
Global Credit	361.2
Investment Solutions	320.3
Total	$3,295.3
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.3 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate from its maximum remaining repurchase amount of $139.1 million. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the three months ended March 31, 2021, we paid an aggregate of $10.0 million to repurchase and retire approximately 0.3 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of March 31, 2021, $190.0 million of repurchase capacity remains under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$69.5	$(245.9)
Net cash used in investing activities	(9.7)	(13.2)
Net cash provided by (used in) financing activities	(151.2)	456.6
Effect of foreign exchange rate changes	(11.2)	(17.0)
Net change in cash, cash equivalents and restricted cash	$(102.6)	$180.5

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
Cash flows from operating activities during the three months ended March 31, 2021 and 2020, excluding the activities of our Consolidated Funds, were $50.6 million and $146.6 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the three months ended March 31, 2021 and 2020, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $0.6 billion and $0.5 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.3 billion for both the three months ended March 31, 2021 and 2020.

Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2021, investment proceeds were $156.0 million while investment purchases were $63.8 million. During the three months ended March 31, 2020, investment proceeds were $99.8 million as compared to purchases of $42.7 million.
The net cash provided by operating activities for the three months ended March 31, 2021 and 2020 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2021, purchases of investments by the Consolidated Funds were $925.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,074.1 million. For the three months ended March 31, 2020, purchases of investments by the Consolidated Funds were $807.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $327.2 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the three months ended March 31, 2021, cash used in investing activities principally reflects purchases of fixed assets. Purchases of fixed assets were $9.7 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2021 and 2020, excluding the activities of our Consolidated Funds, was $(131.2) million and $64.3 million, respectively. For the three months ended March 31, 2021, the Company made no borrowings or repayments under the revolving credit facilities. For the three months ended March 31, 2020, the Company received net proceeds of $251.0 million from borrowings and made $35.8 million in repayments under the revolving credit facilities. The Company also paid $68.8 million in both January 2020 and 2021, representing the first and second annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Distributions to our common stockholders were $88.7 million and $87.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company paid $10.0 million and $26.4 million for the three months ended March 31, 2021 and 2020, respectively, to repurchase and retire 0.3 million and 1.1 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2021 and 2020 were $(20.0) million and $393.3 million, respectively. Contributions from non-controlling interest holders were $3.7 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2021 and 2020, distributions to non-controlling interest holders were $15.3 million and $24.3 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $17.0 billion at March 31, 2021, an increase of $1.3 billion from December 31, 2020. The increase in total assets was primarily attributable to a $1.7 billion increase in investments, including performance allocation, partially offset by a $232.1 million decrease in investments of Consolidated Funds and a decrease in cash and cash equivalents of $107.2 million. The increase in investments, including performance allocations, was largely driven by appreciation across our portfolio. The decrease in cash was primarily due to the payment of deferred consideration related to our acquisition of Carlyle Aviation Partners, payment of the second installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes, partially offset by the receipt of management fees and realized performance revenues. Cash and cash equivalents were approximately $880.4 million and $987.6 million at March 31, 2021 and December 31, 2020, respectively.
Total liabilities were $13.3 billion at March 31, 2021, an increase of $548.5 million from December 31, 2020. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $356.7 million due to the corresponding increase in accrued performance allocations as well as an decrease in loans payable of Consolidated Funds of $103.2 million and a decrease in other liabilities of Consolidated Funds of $25.5 million from December 31, 2020 to March 31, 2021.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2021, our total assets without the effect of the Consolidated Funds were $11.0 billion, including cash and cash equivalents of $0.9 billion and net accrued performance revenues of $3.2 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2021 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2021 to Dec. 31, 2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes) (1)	$87.4	$250.0	$60.8	$1,552.5	$1,950.7
Interest payable (2)	63.3	159.1	143.4	1,091.0	1,456.8
Other consideration (3)	1.6	230.8	70.5	—	302.9
Operating lease obligations (4)	39.1	121.2	106.6	397.9	664.8
Capital commitments to Carlyle funds (5)	3,299.6	—	—	—	3,299.6
Tax receivable agreement payments (6)	—	22.5	6.3	69.2	98.0
Loans payable of Consolidated Funds (7)	69.9	185.5	185.8	5,962.9	6,404.1
Unfunded commitments of the CLOs (8)	14.9	—	—	—	14.9
Consolidated contractual obligations	3,575.8	969.1	573.4	9,073.5	14,191.8
Loans payable of Consolidated Funds (7)	(69.9)	(185.5)	(185.8)	(5,962.9)	(6,404.1)
Capital commitments to Carlyle funds (5)	(2,798.0)	—	—	—	(2,798.0)
Unfunded commitments of the CLOs (8)	(14.9)	—	—	—	(14.9)
Carlyle Operating Entities contractual obligations	$693.0	$783.6	$387.6	$3,110.6	$4,974.8
(1)The table above assumes that no prepayments are made on the senior notes and that the outstanding balance, if any, on the senior credit facility is repaid on the maturity date of the senior credit facility, which is February 11, 2024. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans and senior notes.
(2)The interest rates on the debt obligations as of March 31, 2021 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 3.875% on $250.0 million under the revolving credit facility, and a range of approximately 1.37% to 8.04% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the second of which occurred during the first quarter of 2021. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we entered into an amended non-cancelable lease agreement expiring on March 31, 2030. We entered into a new non-cancelable lease agreement expiring in 2036 for new office space in New York City. Our office leases in other locations expire in various years through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.3 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2021, at spreads to market rates pursuant to the debt agreements, and range from 0.40% to 8.03%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $24.4 million at March 31, 2021 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and our strategic investment in Fortitude Re. For our acquisition of Carlyle Aviation Partners, the contingent cash payments relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which are accounted for as compensation expense. We accrue the compensation liability over the service period. If earned, payments would be made in the year following the performance year to which the payments relate. In March 2021, we paid $49.9 million related to the Carlyle Aviation Partners earn-out for the performance period ended December 31, 2020.
For our strategic investment in Fortitude Re, the contingent cash payments relate to performance-based contingent cash consideration payable to Carlyle FRL for further payment to AIG following December 31, 2023. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of March 31, 2021 is $195.1 million versus the amounts recognized on the balance sheet of $108.4 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of March 31, 2021.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2020 through March 31, 2021 is as follows:

	Shares as of December 31, 2020	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of March 31, 2021
The Carlyle Group Inc. common shares	353,520,576	1,288,297	—	(280,172)	354,528,701
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2020 through March 31, 2021 relate to the vesting of the Company’s restricted stock units during the three months ended March 31, 2021.
The total shares as of March 31, 2021 as shown above exclude approximately 0.2 million common shares in connection with the vesting of restricted stock units subsequent to March 31, 2021 that will participate in the common shareholder dividend that will be paid May 19, 2021.
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
There was no material change in our market risks during the three months ended March 31, 2021. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
    The following table sets forth repurchases of our common stock during the three months ended March 31, 2021 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
January 1, 2021 to January 31, 2021 (1)	—	$—	—	$139.1
February 1, 2021 to February 28, 2021 (1)	—	$—	—	$200.0
March 1, 2021 to March 31, 2021 (1)(2)	280,172	$35.69	280,172	$190.0
Total	280,172		280,172

(1)In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In January 2020 our Board of Directors re-authorized the December 2018 repurchase program with regard to our common stock, and in February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)All of the shares of common stock purchased during this period were purchased in open market and brokered transactions and were subsequently retired.
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
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.26*+	Form of Global Restricted Stock Unit Agreement for Performance Vesting RSUs for Other Executive Officers.

10.32*+	Form of Global Restricted Stock Unit Agreement for Strategic Equity Time Vesting RSUs for Other Executive Officers.

10.33*+	Form of Global Restricted Stock Unit Agreement for Strategic Equity Performance Vesting RSUs for Executive Officers.

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: April 29, 2021	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)