Form 10-Q
period 2021-06-30
Carlyle Group Inc.
filed 2021-07-29
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CG	The Nasdaq Global Select Market
4.625% Subordinated Notes due 2061 of Carlyle Finance L.L.C.	CGABL	The Nasdaq Global Select Market
As of July 28, 2021, there were 354,462,148 shares of common stock of the registrant outstanding.

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

•Global Private Equity: Buyout, middle market and growth capital, real estate, and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.

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
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period;
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired, as well as one of our business development companies;
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
“Metropolitan” refers to Metropolitan Real Estate Management, LLC, which was included in the Investment Solutions business segment prior to its sale on April 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$1,586.2	$987.6
Cash and cash equivalents held at Consolidated Funds	187.5	148.6
Restricted cash	31.0	2.0
Investments, including accrued performance allocations of $8,145.9 million and $4,968.6 million as of June 30, 2021 and December 31, 2020, respectively	10,642.3	7,380.9
Investments of Consolidated Funds	6,123.4	6,056.9
Due from affiliates and other receivables, net	276.0	272.5
Due from affiliates and other receivables of Consolidated Funds, net	189.0	89.1
Fixed assets, net	142.0	149.2
Lease right-of-use assets, net	336.6	361.1
Deposits and other	76.9	51.7
Intangible assets, net	38.9	48.7
Deferred tax assets	19.4	96.5
Total assets	$19,649.2	$15,644.8
Liabilities and equity
Debt obligations	$2,307.5	$1,970.9
Loans payable of Consolidated Funds	5,393.1	5,563.0
Accounts payable, accrued expenses and other liabilities	309.8	286.3
Accrued compensation and benefits	4,566.7	3,222.6
Due to affiliates	402.1	436.7
Deferred revenue	123.1	89.0
Deferred tax liabilities	466.5	57.8
Other liabilities of Consolidated Funds	923.6	556.1
Lease liabilities	513.8	513.5
Accrued giveback obligations	21.0	18.7
Total liabilities	15,027.2	12,714.6
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (354,462,149 and 353,520,576 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	3.5	3.5
Additional paid-in-capital	2,621.7	2,546.2
Retained earnings	1,940.1	348.2
Accumulated other comprehensive loss	(228.3)	(208.7)
Non-controlling interests in consolidated entities	285.0	241.0
Total equity	4,622.0	2,930.2
Total liabilities and equity	$19,649.2	$15,644.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Fund management fees	$394.4	$371.8	$775.4	$727.7
Incentive fees	10.4	9.0	19.9	17.9
Investment income (loss)
Performance allocations	2,080.7	1,191.8	3,866.8	254.2
Principal investment income (loss)	137.7	(512.6)	316.8	(765.9)
Total investment income (loss)	2,218.4	679.2	4,183.6	(511.7)
Interest and other income	21.0	15.8	41.4	43.2
Interest and other income of Consolidated Funds	62.1	55.2	123.2	108.2
Total revenues	2,706.3	1,131.0	5,143.5	385.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	231.8	212.5	460.3	416.8
Equity-based compensation	47.2	30.5	79.6	59.6
Performance allocations and incentive fee related compensation	994.0	535.6	1,860.6	93.1
Total compensation and benefits	1,273.0	778.6	2,400.5	569.5
General, administrative and other expenses	109.1	80.2	200.8	149.8
Interest	25.5	25.9	48.5	49.8
Interest and other expenses of Consolidated Funds	46.5	39.3	88.9	84.9
Other non-operating expenses (income)	(3.1)	0.5	(2.5)	0.7
Total expenses	1,451.0	924.5	2,736.2	854.7
Other income (loss)
Net investment income (loss) of Consolidated Funds	(2.6)	50.3	9.7	(62.8)
Income (loss) before provision for income taxes	1,252.7	256.8	2,417.0	(532.2)
Provision (benefit) for income taxes	306.2	52.3	579.6	(27.7)
Net income (loss)	946.5	204.5	1,837.4	(504.5)
Net income (loss) attributable to non-controlling interests in consolidated entities	21.5	58.6	43.1	(38.4)
Net income (loss) attributable to The Carlyle Group Inc.	$925.0	$145.9	$1,794.3	$(466.1)
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$2.61	$0.42	$5.06	$(1.34)
Diluted	$2.55	$0.41	$4.97	$(1.34)
Weighted-average common shares
Basic	354,506,335	348,574,528	354,368,976	348,407,144
Diluted	362,151,588	357,268,275	361,328,946	348,407,144
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$946.5	$204.5	$1,837.4	$(504.5)
Other comprehensive income (loss)
Foreign currency translation adjustments	4.7	12.2	(23.2)	(10.7)
Unrealized losses on Fortitude Re available-for-sale securities	—	(12.3)	—	(20.0)
Defined benefit plans
Unrealized gain (loss) for the period	0.6	1.4	1.9	(1.8)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.6	0.5	1.1	0.9
Other comprehensive income (loss)	5.9	1.8	(20.2)	(31.6)
Comprehensive income (loss)	952.4	206.3	1,817.2	(536.1)
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	21.7	58.5	42.5	(51.2)
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$930.7	$147.8	$1,774.7	$(484.9)
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2021	354.5	$3.5	$2,573.7	$1,118.8	$(234.0)	$250.2	$3,712.2
Shares repurchased	(0.3)	—	—	(15.0)	—	—	(15.0)
Equity-based compensation	—	—	48.0	—	—	—	48.0
Shares issued for equity-based awards	0.3	—	—	—	—	—	—
Contributions	—	—	—	—	—	40.7	40.7
Distributions	—	—	—	(88.7)	—	(27.6)	(116.3)
Net income	—	—	—	925.0	—	21.5	946.5
Currency translation adjustments	—	—	—	—	4.5	0.2	4.7
Defined benefit plans, net	—	—	—	—	1.2	—	1.2
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(0.6)	—	—	(25.0)	—	—	(25.0)
Equity-based compensation	—	—	75.5	—	—	—	75.5
Shares issued for equity-based awards	1.6	—	—	—	—	—	—
Contributions	—	—	—	—	—	44.4	44.4
Distributions	—	—	—	(177.4)	—	(42.9)	(220.3)
Net income	—	—	—	1,794.3	—	43.1	1,837.4
Currency translation adjustments	—	—	—	—	(22.6)	(0.6)	(23.2)
Defined benefit plans, net	—	—	—	—	3.0	—	3.0
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Continued) (Unaudited)
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

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,837.4	$(504.5)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26.8	26.0
Right-of-use asset impairment, net of broker fees	24.8	—
Equity-based compensation	79.6	59.6
Non-cash performance allocations and incentive fees	(1,703.9)	28.7
Non-cash principal investment (income) loss	(303.8)	769.3
Other non-cash amounts	5.5	(10.7)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(102.8)	382.3
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	93.1	(319.5)
Purchases of investments by Consolidated Funds	(2,700.4)	(1,046.4)
Proceeds from sale and settlements of investments by Consolidated Funds	2,426.9	1,088.6
Non-cash interest income, net	(6.7)	(2.8)
Change in cash and cash equivalents held at Consolidated Funds	(8.3)	21.8
Change in other receivables held at Consolidated Funds	(99.5)	(68.0)
Change in other liabilities held at Consolidated Funds	365.1	(113.2)
Other non-cash amounts of Consolidated Funds	—	0.3
Purchases of investments	(103.4)	(244.2)
Proceeds from the sale of investments	398.2	166.2
Payments of contingent consideration	(49.9)	—
Changes in deferred taxes, net	481.9	(61.6)
Change in due from affiliates and other receivables	(14.9)	(18.8)
Change in deposits and other	(26.6)	(4.8)
Change in accounts payable, accrued expenses and other liabilities	25.4	(46.5)
Change in accrued compensation and benefits	(113.9)	(125.4)
Change in due to affiliates	24.5	(28.2)
Change in lease right-of-use assets and lease liabilities	4.6	(5.9)
Change in deferred revenue	35.6	(19.2)
Net cash provided by (used in) operating activities	595.3	(76.9)
Cash flows from investing activities
Purchases of fixed assets, net	(17.6)	(23.7)
Proceeds from sale of MRE, net of cash sold	5.9	—
Net cash used in investing activities	(11.7)	(23.7)
Cash flows from financing activities
Borrowings under credit facilities	—	263.8
Repayments under credit facilities	—	(295.6)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.2	—
Payments on debt obligations	(229.4)	(1.5)
Proceeds from debt obligations, net of financing costs	87.7	—
Net borrowings (payments) on loans payable of Consolidated Funds	(15.9)	134.6
Payments of contingent consideration	—	(0.3)
Dividends to common stockholders	(177.4)	(174.6)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	44.4	14.0
Distributions to non-controlling interest holders	(42.9)	(35.2)
Common shares repurchased	(25.0)	(26.4)
Change in due to/from affiliates financing activities	12.8	30.0
Net cash provided by (used in) financing activities	69.7	(160.0)
Effect of foreign exchange rate changes	(25.7)	(8.4)
Increase (decrease) in cash, cash equivalents and restricted cash	627.6	(269.0)
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$1,617.2	$559.0
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$—	$53.6
Net asset impact of deconsolidation of Consolidated Funds	$(34.4)	$—
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,586.2	$554.5
Restricted cash	31.0	4.5
Total cash, cash equivalents and restricted cash, end of period	$1,617.2	$559.0

Cash and cash equivalents held at Consolidated Funds	$187.5	$98.0
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
As of June 30, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.5 billion and $6.3 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2021, the Company held $160.6 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Investments	$874.0	$988.6
Accrued performance revenues	287.9	177.1
Management fee receivables	26.5	26.5
Total	$1,188.4	$1,192.2
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2021 and December 31, 2020.
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
For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced to between 0.5% and 2.0%. For certain separately managed accounts, longer-dated carry funds, and other closed-end funds, management fees generally range from 0.2% to 1.0% based on contributions for unrealized investments, the current value of the investment, or adjusted book value. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.
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
As of June 30, 2021 and December 31, 2020, management fee receivables, net of allowances for credit losses, were $124.7 million and $102.7 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $14.4 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively, and $32.4 million and $21.6 million for the six months ended June 30, 2021 and 2020, respectively, net of any offsets as defined in the respective partnership agreements.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, and external co-investment vehicles, up to 25% on certain Global Private Equity funds in the event performance benchmarks are achieved, or approximately 2% to 12.5% for most of the Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $56.6 million and $53.1 million for the three months ended June 30, 2021 and 2020, respectively, and $113.5 million and $104.2 million for the six months ended June 30, 2021 and 2020, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2021 and December 31, 2020, the Company had recorded a liability of $4.0 billion and $2.5 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2021, $152.4 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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
Leases
The Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842), and recognizes a lease liability and right-of-use asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $3.3 million and $3.6 million during the three months ended June 30, 2021 and 2020, respectively, and $6.6 million and $7.2 million during the six months ended June 30, 2021 and 2020, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the six months ended June 30, 2021 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2021 and December 31, 2020 were as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Currency translation adjustments	$(204.0)	$(181.4)
Unrealized losses on defined benefit plans	(24.3)	(27.3)
Total	$(228.3)	$(208.7)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $4.2 million and $4.3 million for the three months ended June 30, 2021 and 2020, respectively, and $(1.9) million and $21.5 million for the six months ended June 30, 2021 and 2020, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2021:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$18.3	$18.3
Bonds	—	—	542.0	542.0
Loans	—	—	5,543.6	5,543.6
	—	—	6,103.9	6,103.9
Investments in CLOs and other	1.4	45.5	431.5	478.4
Foreign currency forward contracts	—	3.7	—	3.7
Subtotal	$1.4	$49.2	$6,535.4	$6,586.0
Investments measured at net asset value(1)				37.1
Total				$6,623.1
Liabilities
Loans payable of Consolidated Funds(2)	$—	$—	$5,373.9	$5,373.9
Total	$—	$—	$5,373.9	$5,373.9

(1)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $19.5 million relates to investments of consolidated funds.
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
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$9.5	$525.2	$5,271.0	$538.5	$6,344.2
Deconsolidation/consolidation of funds (1)	2.4	—	(176.2)	26.1	(147.7)
Purchases	0.4	212.9	1,561.6	33.1	1,808.0
Sales and distributions	(1.7)	(205.8)	(741.8)	(170.0)	(1,119.3)
Settlements	—	—	(403.5)	—	(403.5)
Realized and unrealized gains (losses), net
Included in earnings	7.7	5.6	2.6	4.2	20.1
Included in other comprehensive income	—	4.1	29.9	(0.4)	33.6
Balance, end of period	$18.3	$542.0	$5,543.6	$431.5	$6,535.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.7	$4.5	$8.7	$3.9	$23.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$1.5	$8.8	$(0.4)	$9.9

	Financial Assets
	Six Months Ended June 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other (2)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$570.8	$6,627.7
Deconsolidation/consolidation of funds (1)	2.4	—	(176.2)	26.1	(147.7)
Purchases	0.5	363.9	2,316.9	62.1	2,743.4
Sales and distributions	(2.3)	(361.2)	(1,418.0)	(240.0)	(2,021.5)
Settlements	—	(3.6)	(641.8)	—	(645.4)
Realized and unrealized gains (losses), net
Included in earnings	8.6	10.0	89.8	9.6	118.0
Included in other comprehensive income	(0.3)	(17.5)	(124.2)	2.9	(139.1)
Balance, end of period	$18.3	$542.0	$5,543.6	$431.5	$6,535.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$21.7	$7.0	$72.7	$9.0	$110.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.5)	$(13.0)	$(119.3)	$2.9	$(129.9)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) As a result of the consolidation of one CLO during the three and six months ended June 30, 2021, the investment that the Company held in that CLO is now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of one CLO during the three and six months ended June 30, 2021, the investments that the Company held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other.
(2) The beginning balance of Investments in CLOs and other has been revised to reflect the exclusion of Fund Investments measured at fair value using the NAV per share practical expedient from the fair value hierarchy.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$5,440.7	$4,090.8
Deconsolidation of funds	(119.2)	—
Borrowings	728.2	103.3
Paydowns	(446.6)	(361.7)
Sales	(277.7)	—
Realized and unrealized (gains) losses, net
Included in earnings	16.1	489.0
Included in other comprehensive income	32.4	90.6
Balance, end of period	$5,373.9	$4,412.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$26.6	$(4.8)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$18.1	$84.6

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$5,563.0	$4,685.2
Deconsolidation of funds	(119.2)	—
Borrowings	833.6	1,141.7
Paydowns	(591.0)	(1,090.7)
Sales	(277.7)	—
Realized and unrealized (gains) losses, net
Included in earnings	93.1	(327.6)
Included in other comprehensive income	(127.9)	3.4
Balance, end of period	$5,373.9	$4,412.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$106.8	$(371.5)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(142.3)	$5.0

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2021:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2021
Assets
Investments of Consolidated Funds:
Equity securities	$18.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 75.00 (1.22)

Bonds	542.0	Consensus Pricing	Indicative Quotes (% of Par)	86 - 110 (100)
Loans	5,531.6	Consensus Pricing	Indicative Quotes (% of Par)	37 - 126 (98)
	12.0	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	98 - 99 (98)
			Discount Rates	8% - 8% (8%)
	6,103.9
Investments in CLOs and other:
Senior secured notes	286.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	84 - 101 (99)
			Discount Margins (Basis Points)	50 - 1,380 (247)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	67.0	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	28 - 94 (52)
			Discount Rates	10% - 25% (17%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)

BDC preferred shares	71.7	Discounted Cash Flow	Discount Rates	6% - 6% (6%)
Aviation subordinated notes	6.7	Discounted Cash Flow	Discount Rates	18% - 18% (18%)
Total	$6,535.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,179.3	Other (1)	N/A	N/A
Subordinated notes and preferred shares	194.6	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	42 - 78 (56)
			Discount Rates	15% - 25% (18%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Total	$5,373.9

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations	$8,145.9	$4,968.6
Principal equity method investments, excluding performance allocations	1,979.2	1,810.8
Principal investments in CLOs and other	517.2	601.5
Total	$10,642.3	$7,380.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$6,679.7	$3,926.1
Global Credit	231.9	132.3
Investment Solutions (1)	1,234.3	910.2
Total	$8,145.9	$4,968.6
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
Approximately 35% and 41% of accrued performance allocations at June 30, 2021 and December 31, 2020, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(2.6)	(0.3)
Total	$(21.0)	$(18.7)

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

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$1,219.2	$1,082.1
Global Credit	695.8	671.9
Investment Solutions	64.2	56.8
Total	$1,979.2	$1,810.8
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
On June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, acquired a 51.6% ownership interest in Fortitude Holdings from AIG (the “Control Transaction”) and T&D United Capital Co., Ltd. (“T&D”), a subsidiary of T&D Holdings, Inc., purchased a 25.0% ownership interest as a strategic third-party investor pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG, Carlyle FRL, and T&D, dated as of November 25, 2019 (the “2019 MIPA”). At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings to Carlyle FRL, such that Carlyle FRL holds a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D have 96.5% ownership of Fortitude Holdings. AIG initially agreed to a post-closing purchase price adjustment in the event of certain adverse reserve developments in the Fortitude Re property and casualty insurance business. Effective June 30, 2021, Fortitude Re and AIG entered into an agreement resulting in the termination of any obligations of AIG to Fortitude Re related to such adverse reserve development.
The Company has a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Holdings fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the Minority Transaction, the Company may be entitled to certain payments from Fortitude Holdings based on the commitment shortfall and assumed customary rates. As of June 30, 2021, Fortitude Holdings and AIG have committed approximately $4.9 billion of capital to-date to various Carlyle strategies.
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
At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. As of June 30, 2021, the Company’s investment in Carlyle FRL was $613.3 million, relative to its cost of $465.3 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings. Refer to Note 4 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 for summarized financial information of Fortitude Holdings for the three and six months ended June 30, 2020, given the significance of the results of Fortitude Holdings relative to the Company’s results prior to the contribution of its interest to Carlyle FRL.
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
The Company’s investments in NGP as of June 30, 2021 and December 31, 2020 are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Investment in NGP Management	$373.8	$373.5
Investments in NGP general partners - accrued performance allocations	1.1	—
Principal investments in NGP funds	60.5	51.4
Total investments in NGP	$435.4	$424.9

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and six months ended June 30, 2021 and 2020.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 were as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.4	$19.4	$36.7	$38.2
Expenses related to the investment in NGP Management	(2.3)	(2.9)	(5.2)	(5.7)
Amortization of basis differences from the investment in NGP Management	(0.7)	(1.0)	(1.4)	(2.1)
Net investment income from NGP Management	$15.4	$15.5	$30.1	$30.4
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $2.8 million and $4.2 million as of June 30, 2021 and December 31, 2020, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $1.1 million of net investment earnings related to these performance allocations for both the three and six months ended June 30, 2021. There were no net investment earnings (losses) related to these performance allocation for the three and six months ended June 30, 2020.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $5.7 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $11.7 million and $(14.9) million for the six months ended June 30, 2021 and 2020, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of June 30, 2021 and December 31, 2020 were $517.2 million and $601.5 million, respectively, and primarily consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 5). As of June 30, 2021 and December 31, 2020, principal investments in CLOs and other investments also included the Company’s investment in the BDC Preferred Shares at fair value of $71.7 million and $60.0 million, respectively (see Note 8).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Performance allocations
Realized	$456.6	$155.1	$627.5	$328.9
Unrealized	1,624.1	1,036.7	3,239.3	(74.7)
	2,080.7	1,191.8	3,866.8	254.2
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	46.6	47.8	87.8	78.4
Unrealized	85.3	(593.4)	208.9	(805.1)
	131.9	(545.6)	296.7	(726.7)
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.4	—	(0.5)	0.2
Unrealized	5.4	33.0	20.6	(39.4)
	5.8	33.0	20.1	(39.2)
Total	$2,218.4	$679.2	$4,183.6	$(511.7)
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$1,798.2	$1,198.7	$3,364.7	$389.4
Global Credit	76.2	22.7	97.2	(40.3)
Investment Solutions	206.3	(29.6)	404.9	(94.9)
Total	$2,080.7	$1,191.8	$3,866.8	$254.2

Approximately 36%, or $740.6 million, of performance allocations for the three months ended June 30, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $573.8 million, and
•Carlyle US Equity Opportunities Fund II, L.P. (Global Private Equity segment) - $222.0 million.
Approximately 40%, or $1,545.8 million, of performance allocations for the six months ended June 30, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $1,150.2 million, and

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $509.0 million.
Performance allocations for the three and six months ended June 30, 2020 are primarily related to Carlyle Partners VI, L.P. (Global Private Equity segment) with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income) of $1,184.1 million and $631.7 million for the three and six months ended June 30, 2020, respectively.
In addition to Carlyle Partners VI, L.P., performance allocations of $(127.7) million for the six months ended June 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) - $211.1 million,
•Carlyle Europe Technology Partners III, L.P. (Global Private Equity segment) - $39.8 million,
•Carlyle Asia Partners V, L.P. (Global Private Equity segment) - $13.6 million,
•AlpInvest Co- & Secondary Investments 2006-2008 (Investment Solutions segment) - $(30.2) million,
•Carlyle Europe Partners III, L.P. (Global Private Equity segment) - $(31.3) million,
•Carlyle US Equity Opportunities Fund, L.P. (Global Private Equity segment) - $(44.8) million,
•Carlyle Partners V, L.P. (Global Private Equity segment) - $(58.4) million, and
•Carlyle International Energy Partners I, L.P. (Global Private Equity segment) - $(152.0) million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$103.5	$70.0	$209.1	$20.0
Global Credit	19.5	(613.2)	73.1	(743.8)
Investment Solutions	8.9	(2.4)	14.5	(2.9)
Total	$131.9	$(545.6)	$296.7	$(726.7)

The principal investment income (loss) in Global Credit for the three and six months ended June 30, 2021 includes $13.4 million and $58.9 million, respectively, from the Company’s equity method investment in Fortitude Holdings. The principal investment income (loss) in Global Credit for the three and six months ended June 30, 2020 includes $(620.7) million and $(732.6) million, respectively, from the Company’s equity method investment in Fortitude Holdings.

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2021, the Company consolidated one new CLO for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Interest income from investments	$56.6	$53.1	$113.5	$104.2
Other income	5.5	2.1	9.7	4.0
Total	$62.1	$55.2	$123.2	$108.2

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$13.5	$550.4	$102.8	$(382.3)
Gains (losses) from liabilities of CLOs	(16.1)	(500.1)	(93.1)	319.5
Total	$(2.6)	$50.3	$9.7	$(62.8)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized gains (losses)	$12.5	$(39.8)	$17.2	$(40.3)
Net change in unrealized gains (losses)	1.0	590.2	85.6	(342.0)
Total	$13.5	$550.4	$102.8	$(382.3)

5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	June 30, 2021		December 31, 2020
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$210.0	$205.6	$356.1	$353.6
3.875% Senior Notes Due 2/01/2023	250.0	249.6	250.0	249.5
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.1	350.0	346.0
3.500% Senior Notes Due 9/19/2029	425.0	421.4	425.0	421.1
4.625% Subordinated Notes Due 5/15/2061	500.0	484.2	—	—
Total debt obligations	$2,335.0	$2,307.5	$1,981.1	$1,970.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Credit Facility
As of June 30, 2021, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at June 30, 2021, the interest rate was 1.35%). The Company made no borrowings under the senior credit facility during the three and six months ended June 30, 2021 and there were no amounts outstanding at June 30, 2021.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The Company made no borrowings under the credit facility during the three and six months ended June 30, 2021, and there were no amounts outstanding as of June 30, 2021.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2021	Borrowing Outstanding December 31, 2020	Maturity Date (1)	Interest Rate as of June 30, 2021
February 28, 2017	$57.6	$79.9	November 17, 2031	2.34%	(2)
April 19, 2017	—	22.7	April 22, 2031	N/A	(3) (14)
June 28, 2017	—	22.9	July 22, 2031	N/A	(4) (14)
August 2, 2017	—	22.7	July 23, 2029	N/A	(5) (14)
August 2, 2017	—	21.3	August 3, 2022	N/A	(6)
August 14, 2017	—	22.4	August 15, 2030	N/A	(7) (14)
November 30, 2017	—	22.7	January 16, 2030	N/A	(8)(14)(15)
December 6, 2017	—	19.0	October 16, 2030	N/A	(9)(14)(15)
December 7, 2017	—	20.8	January 19, 2029	N/A	(10)(14)(15)
January 30, 2018	—	19.2	January 23, 2030	N/A	(11)(14)(15)
March 1, 2018	—	15.2	January 16, 2031	N/A	(12)(14)(15)
March 15, 2019	1.9	22.6	March 15, 2032	8.11%	(13)
August 20, 2019	22.2	22.9	August 15, 2032	2.52%	(13)
September 15, 2020	21.1	21.8	April 15, 2033	1.59%	(13)
January 8, 2021	22.2	—	January 15, 2034	2.49%	(13)
March 9, 2021	21.1	—	August 15, 2030	1.37%	(13)
March 30, 2021	19.9	—	March 15, 2032	1.71%	(13)
April 21, 2021	3.8	—	April 15, 2033	5.85%	(13)
May 21, 2021	16.6	—	November 17, 2031	1.36%	(13)
June 4, 2021	22.2	—	January 16, 2034	2.28%	(13)
June 10, 2021	1.4	—	November 17, 2031	2.85%	(13)
	$210.0	$356.1

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €48.6 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

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
(9)    Incurred interest at LIBOR plus 1.647%. This term loan was fully repaid in May 2021.
(10)    Incurred interest at LIBOR plus 1.365%. This term loan was fully repaid in May 2021.
(11)    Incurred interest at LIBOR plus 1.624%. This term loan was fully repaid in April 2021.
(12)    Incurred interest at LIBOR plus 1.552%. This term loan was fully repaid in May 2021.
(13) Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(14)    Term loan issued under master credit agreement.
(15) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provided for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2021 and 2020 was $1.2 million and $2.2 million, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was $3.2 million and $4.7 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2021 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €48.6 million term loan ($57.6 million at June 30, 2021) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time after the third anniversary of the date of issuance without penalty. Prepayment of the term loan within the first three years will incur a penalty based on the prepayment amount. Interest on this term loan accrues at EURIBOR plus applicable margins (2.34% at June 30, 2021).

Master Credit Agreement - Term Loans
In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution provided term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement were secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bore interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which was due quarterly. CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provided for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020. As of June 30, 2021, all outstanding CLO term loans under this agreement have been fully repaid.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing Facility. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2021, €128.6 million was outstanding under the CLO Financing Facility.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2021	December 31, 2020	2021	2020	2021	2020
3.875% Senior Notes Due 2/1/2023 (2)	$250.0	$266.2	$270.0	$2.5	$2.5	$5.0	$5.0
5.625% Senior Notes Due 3/30/2043 (3)	600.0	811.7	782.6	8.4	8.4	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (4)	350.0	479.9	469.3	5.0	5.0	9.9	9.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	462.7	476.6	3.8	3.8	7.6	7.6
				$19.7	$19.7	$39.4	$39.4
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Subordinated Notes
An indirect subsidiary of the Company issued $500.0 million aggregate principal amount of 4.625% Subordinated Notes due 2061 (the “Subordinated Notes”), on which interest is payable quarterly accruing from May 11, 2021, and which will mature on May 15, 2061. The Subordinated Notes are unsecured and subordinated obligations of the issuer, and are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company (collectively, the “Guarantors”). The Consolidated Funds are not guarantors, and as such, the assets of the Consolidated Funds are not available to service the Subordinated Notes under the Guarantee. The Subordinated Notes may be redeemed at the issuer’s option in whole at any time or in part from time to time on or after June 15, 2026 at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed no longer to be deductible in the U.S., a “Tax Redemption Event”, the Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
As of June 30, 2021, the fair value of the Subordinated Notes was $508.8 million. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the period from May 11, 2021 through June 30, 2021, the Company incurred $3.3 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior and subordinated notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2021.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2021 and December 31, 2020, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,177.0	$5,179.3	1.68%		10.42
Subordinated notes, preferred shares and other	219.8	194.6	N/A	(1)	10.62
Total	$5,396.8	$5,373.9

	As of December 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,442.2	$5,358.9	1.74%		10.36
Subordinated notes, preferred shares and other	164.2	204.1	N/A	(1)	10.49
Total	$5,606.4	$5,563.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2021 and December 31, 2020, the fair value of the CLO assets was $6.5 billion and $6.3 billion, respectively.
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,043.8	$2,534.4
Accrued bonuses	267.0	469.6
Employment-based contingent cash consideration	24.3	50.6
Other	231.6	168.0
Total	$4,566.7	$3,222.6
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized	$218.6	$82.8	$311.3	$195.7
Unrealized	775.4	452.8	1,549.3	(102.6)
Total	$994.0	$535.6	$1,860.6	$93.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2021 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$2,701.4
Global Credit	346.6
Investment Solutions	301.2
Total	$3,349.2
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
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2021, certain subsidiaries of the Company had $64.0 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform. In July 2021, a subsidiary of the Company entered into a contractual commitment to underwrite approximately $500 million in debt related to a transaction which is expected to close during the fourth quarter of this year.
Guaranteed Loans
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 2.10%, respectively, as of June 30, 2021). The aggregate Program limit of all loans is $100.0 million, and is collateralized by each borrower’s interest in the Carlyle sponsored funds. As of June 30, 2021, approximately $15.5 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements. The Program replaced a similar agreement with another financial institution, the remaining amount outstanding and guaranteed under which was immaterial as of June 30, 2021.
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $4.4 million as of June 30, 2021. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
In June 2021, the Company entered into agreements with financial institutions pursuant to which it provided the guarantee for revolving credit facilities of an investment fund that is actively fundraising in Global Private Equity segment. The maximum aggregate amount available under the facilities is $2.0 billion. These facilities expire upon the earlier of six months or at such time that the investment fund enters into a subscription credit facility with a maximum capacity of at least $2.0 billion. The Company has not funded any amounts under this guarantee to date, and believes the likelihood of any material funding to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $21.0 million at June 30, 2021 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2021. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2021 or December 31, 2020 related to giveback obligations. Any such receivables would be collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $147.8 million and $175.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2021 and December 31, 2020, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2021, approximately $9.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $11.1 million.
If, at June 30, 2021, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $0.7 billion, on an after-tax basis where applicable, of which approximately $0.3 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its headquarters in Washington, D.C. The Company relocated one of its New York City offices in December 2020 to new office space in Midtown New York. These leases have remaining lease terms of one year to 15 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
In July 2021, the Company entered into an amended non-cancelable lease agreement for additional office space at its Midtown New York location expiring September 30, 2036. The estimated amount of annual lease cost associated with this additional office space is $2.7 million.
The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. In connection with the April 1, 2021 sale of Metropolitan Real Estate, the Company entered into a sublease agreement for a portion of its existing office space in New York during the three months ended June 30, 2021. As a result of the sublease transaction, the Company recorded a lease impairment charge of $26.8 million during the three months ended June 30, 2021, which was the excess of the carrying value of the associated lease right-of-use asset over its estimated fair value. The Company estimated the fair value using discounted cash flows from the estimated net sublease rental income. The impairment charge is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$13.5	$11.9	$27.5	$23.7
Sublease income	(0.5)	(0.6)	(1.2)	(1.2)
Total operating lease cost	$13.0	$11.3	$26.3	$22.5

Cash paid for amounts included in the measurement of operating lease liabilities	$11.4	$13.9	$22.7	$28.8

Weighted-average remaining lease term			12.2 years	9.5 years
Weighted-average discount rate			4.2%	5.3%

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2021 (excluding the six months ended June 30, 2021)	$27.8
2022	63.4
2023	57.9
2024	54.5
2025	52.3
Thereafter	397.9
Total lease payments	$653.8
Less imputed interest	(140.0)
Total lease liabilities	$513.8
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
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In September 2017, the Court dismissed the lawsuit and the plaintiffs then filed an appeal seeking to reverse that decision. In June 2020, the Court of Appeals affirmed the decision dismissing the case. On June 24, 2020, plaintiffs filed a motion for rehearing with the Court of Appeals. On June 30, 2020, the Court of Appeals denied that motion. Plaintiffs filed an appeal to the New Mexico Supreme Court. On October 9, 2020, the New Mexico Supreme Court denied Foy’s petition for certiorari. On October 27, 2020, Foy filed two motions for rehearing with the New Mexico Supreme Court. On May 26, 2021, certain other defendants in the actions filed in the New Mexico Supreme Court a motion to dismiss due to the deaths of the two qui tam plaintiffs.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. It filed for insolvency protection in Guernsey in 2008 during the financial crisis. The Guernsey liquidators who took control of CCC in March 2008 pursued litigation against the Company, certain of its affiliates and the former directors of CCC (collectively, the “Carlyle Defendants”) in the Royal Court of Guernsey. The Carlyle Defendants prevailed in the litigation and also prevailed in the liquidator’s appeal of the trial court decision. On April 21, 2020, the parties executed a definitive settlement agreement to end further appeals. The liquidators paid the Company approximately £24.2 million to reimburse legal fees and expenses to defend the claims, and the Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying unaudited condensed consolidated statements of operations during the six months ended June 30, 2020.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2021, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior and subordinated notes, the carrying amounts reported in the unaudited condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 5.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued incentive fees	$10.4	$9.5
Notes receivable and accrued interest from affiliates	9.7	17.9
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	255.9	245.1
Total	$276.0	$272.5
Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.90% as of June 30, 2021. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Due to non-consolidated affiliates	$76.0	$49.2
Deferred consideration for Carlyle Holdings units	199.4	266.7
Amounts owed under the tax receivable agreement	98.0	98.0
Other	28.7	22.8
Total	$402.1	$436.7
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates throughout the year based on budgeted business usage. When actual business use exceeds budgeted aircraft use, the Company makes additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeds the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, we receive reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments are calculated annually and payments or reimbursements are generally made after year-end. During the three and six months ended June 30, 2021, the Company received net reimbursements of $2.0 million and $1.7 million, respectively. During the three and six months ended June 30, 2020, the Company made payments totaling $1.5 million and $3.4 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of cumulative convertible preferred stock from TCG BDC in a private placement at a price of $25 per share (the “BDC Preferred Shares”). Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional shares of BDC Preferred Stock. The Company recorded $0.9 million and $1.8 million during the three and six months ended June 30, 2021, respectively, and $0.5 million for both the three and six months ended June 30, 2020, for the cash dividends declared by TCG BDC, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $71.7 million as of June 30, 2021 and included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
The Company’s provision (benefit) for income taxes was $306.2 million and $52.3 million for the three months ended June 30, 2021 and 2020, respectively, and $579.6 million and $(27.7) million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2020, the provision for income taxes reflects a tax benefit of $118.0 million related to the net loss recorded during the period, net of the $90.3 million expense related to Conversion. For additional information regarding the impact of Conversion, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s effective tax rate was approximately 24% and 20% for the three months ended June 30, 2021 and 2020, respectively, and 24% and 5% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests. The effective tax rate for the six

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

months ended June 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period. As of June 30, 2021 and December 31, 2020, the Company had federal, state, local and foreign taxes payable of $100.9 million and $62.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2021, the Company’s U.S. federal income tax returns for tax years 2017 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2019. Foreign tax returns are generally subject to audit for tax years 2011 to 2019. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$18.4	$1.2
Non-Carlyle interests in majority-owned subsidiaries	244.6	223.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	22.0	16.5
Non-controlling interests in consolidated entities	$285.0	$241.0
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$0.3	$10.8	$0.2	$3.4
Non-Carlyle interests in majority-owned subsidiaries	14.3	47.3	33.4	(41.7)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	6.9	0.5	9.5	(0.1)
Non-controlling interests in income (loss) of consolidated entities	$21.5	$58.6	$43.1	$(38.4)

11. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$925,000,000	$925,000,000	$1,794,300,000	$1,794,300,000
Weighted-average common shares outstanding	354,506,335	362,151,588	354,368,976	361,328,946
Net income per common share	$2.61	$2.55	$5.06	$4.97

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shares	$145,900,000	$145,900,000	$(466,100,000)	$(466,100,000)
Weighted-average common shares outstanding	348,574,528	357,268,275	348,407,144	348,407,144
Net income (loss) per common share	$0.42	$0.41	$(1.34)	$(1.34)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	354,506,335	354,506,335	354,368,976	354,368,976
Unvested restricted stock units	—	5,607,545	—	5,015,266
Issuable The Carlyle Group Inc. common shares	—	2,037,708	—	1,944,704
Weighted-average common shares outstanding	354,506,335	362,151,588	354,368,976	361,328,946

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	348,574,528	348,574,528	348,407,144	348,407,144
Unvested restricted stock units	—	6,106,056	—	—
Issuable The Carlyle Group Inc. common shares	—	2,587,691	—	—
Weighted-average common shares outstanding	348,574,528	357,268,275	348,407,144	348,407,144
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investment in NGP and performance-vesting restricted stock units. All such awards were antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders for the six months ended June 30, 2020.

12. Equity
Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, inclusive of amounts under the February 2016 repurchase program described below. As part of the Conversion, in January 2020 the Board of Directors re-authorized the December 2018 repurchase program. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock from its maximum remaining repurchase amount of $139.1 million. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2021, the Company paid an aggregate of $15.0 million and $25.0 million, respectively, to repurchase and retire approximately 0.3 million and 0.6 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of June 30, 2021, $175.0 million of repurchase capacity remains under the program.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
February 16, 2021	February 23, 2021	0.25	88.7
Total 2020 Dividend Year		$1.00	$352.6

May 11, 2021	May 19, 2021	$0.25	$88.7
August 10, 2021	August 17, 2021	0.25	89.3
Total 2021 Dividend Year (through Q2 2021)		$0.50	$178.0
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
13. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. Prior to June 1, 2021, the Equity Incentive Plan contained a provision which automatically increased the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurred annually on January 1. As of January 1, 2021, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 35,352,057. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan to establish a new 16,000,000 share reserve for awards granted under the plan, to replace the former automatic share reserve formula.
A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2021 and a summary of changes for the six months ended June 30, 2021, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2020	8,523,082	$21.70	748,344	$25.39
Granted	10,622,239	$31.16	291,396	$32.93
Vested	1,573,395	$25.00	—	$—
Forfeited	108,423	$24.40	—	$—
Balance, June 30, 2021	17,463,503	$28.80	1,039,740	$27.50
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
During the six months ended June 30, 2021, the Company granted 7.0 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. Compensation cost will be recognized over the requisite service period if it is probable that the performance condition will be satisfied.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded compensation expense for restricted stock units of $47.1 million and $30.5 million for the three months ended June 30, 2021 and 2020, respectively, with $10.6 million and $7.7 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense for restricted stock units of $79.5 million and $59.6 million for the six months ended June 30, 2021 and 2020, respectively, with $17.3 million and $15.0 million of corresponding deferred tax benefits, respectively. As of June 30, 2021, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $358.1 million, which is expected to be recognized over a weighted-average term of 2.4 years.
14. Segment Reporting
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
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also included Metropolitan Real Estate (“MRE”), a global manager of real estate fund of funds and related co-investment and secondary activities, prior to its sale on April 1, 2021.
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
The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2021:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2021
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$263.4	$86.1	$60.3	$409.8
Portfolio advisory and transaction fees, net and other	6.2	9.4	—	15.6
Total fund level fee revenues	269.6	95.5	60.3	425.4
Realized performance revenues	428.9	—	25.1	454.0
Realized principal investment income	24.0	9.8	4.0	37.8
Interest income	0.5	1.2	0.1	1.8
Total revenues	723.0	106.5	89.5	919.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	55.6	28.2	217.4
Realized performance revenues related compensation	193.6	—	23.0	216.6
Total compensation and benefits	327.2	55.6	51.2	434.0
General, administrative, and other indirect expenses	36.4	13.0	6.2	55.6
Depreciation and amortization expense	6.1	2.0	1.1	9.2
Interest expense	15.7	6.3	2.8	24.8
Total expenses	385.4	76.9	61.3	523.6
Distributable Earnings	$337.6	$29.6	$28.2	$395.4
(-) Realized Net Performance Revenues	235.3	—	2.1	237.4
(-) Realized Principal Investment Income	24.0	9.8	4.0	37.8
(+) Net Interest	15.2	5.1	2.7	23.0
(=) Fee Related Earnings	93.5	24.9	24.8	143.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$523.6	$166.1	$112.3	$802.0
Portfolio advisory and transaction fees, net and other	16.8	18.2	0.3	35.3
Total fund level fee revenues	540.4	184.3	112.6	837.3
Realized performance revenues	563.0	0.1	59.3	622.4
Realized principal investment income	47.7	15.7	4.4	67.8
Interest income	0.7	3.2	0.1	4.0
Total revenues	1,151.8	203.3	176.4	1,531.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	262.7	109.3	57.6	429.6
Realized performance revenues related compensation	253.8	—	55.2	309.0
Total compensation and benefits	516.5	109.3	112.8	738.6
General, administrative, and other indirect expenses	77.8	24.8	14.6	117.2
Depreciation and amortization expense	12.2	3.9	2.2	18.3
Interest expense	29.5	12.6	5.0	47.1
Total expenses	636.0	150.6	134.6	921.2
Distributable Earnings	$515.8	$52.7	$41.8	$610.3
(-) Realized Net Performance Revenues	309.2	0.1	4.1	313.4
(-) Realized Principal Investment Income	47.7	15.7	4.4	67.8
(+) Net Interest	28.8	9.4	4.9	43.1
(=) Fee Related Earnings	187.7	46.3	38.2	272.2
Segment assets as of June 30, 2021	$9,822.8	$1,881.5	$1,612.9	$13,317.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$262.5	$78.3	$45.6	$386.4
Portfolio advisory and transaction fees, net and other	3.1	15.2	—	18.3
Total fund level fee revenues	265.6	93.5	45.6	404.7
Realized performance revenues	116.0	5.5	30.7	152.2
Realized principal investment income	16.3	5.3	0.5	22.1
Interest income	0.5	2.6	0.1	3.2
Total revenues	398.4	106.9	76.9	582.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	130.6	54.5	25.0	210.1
Realized performance revenues related compensation	51.8	2.5	27.0	81.3
Total compensation and benefits	182.4	57.0	52.0	291.4
General, administrative, and other indirect expenses	37.6	13.1	7.4	58.1
Depreciation and amortization expense	6.1	1.8	1.3	9.2
Interest expense	15.8	6.9	2.4	25.1
Total expenses	241.9	78.8	63.1	383.8
Distributable Earnings	$156.5	$28.1	$13.8	$198.4
(-) Realized Net Performance Revenues	64.2	3.0	3.7	70.9
(-) Realized Principal Investment Income	16.3	5.3	0.5	22.1
(+) Net Interest	15.3	4.3	2.3	21.9
(=) Fee Related Earnings	$91.3	$24.1	$11.9	$127.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2020
	Global Private Equity	Global Credit	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$531.2	$151.3	$85.4	$767.9
Portfolio advisory and transaction fees, net and other	7.3	17.8	—	25.1
Total fund level fee revenues	538.5	169.1	85.4	793.0
Realized performance revenues	181.2	26.5	116.1	323.8
Realized principal investment income	26.5	10.4	1.1	38.0
Interest income	2.3	5.7	0.5	8.5
Total revenues	748.5	211.7	203.1	1,163.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	260.3	103.6	50.0	413.9
Realized performance revenues related compensation	81.5	12.2	111.0	204.7
Total compensation and benefits	341.8	115.8	161.0	618.6
General, administrative, and other indirect expenses	74.8	18.7	12.9	106.4
Depreciation and amortization expense	10.9	3.4	2.3	16.6
Interest expense	29.7	13.9	4.7	48.3
Total expenses	457.2	151.8	180.9	789.9
Distributable Earnings	$291.3	$59.9	$22.2	$373.4
(-) Realized Net Performance Revenues	99.7	14.3	5.1	119.1
(-) Realized Principal Investment Income	26.5	10.4	1.1	38.0
(+) Net Interest	27.4	8.2	4.2	39.8
(=) Fee Related Earnings	$192.5	$43.4	$20.2	$256.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

        The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$919.0	$62.1	$1,725.2	(a)	$2,706.3
Expenses	$523.6	$54.2	$873.2	(b)	$1,451.0
Other income	$—	$(2.6)	$—	(c)	$(2.6)
Distributable earnings	$395.4	$5.3	$852.0	(d)	$1,252.7

	Three Months Ended June 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$582.2	$55.2	$493.6	(a)	$1,131.0
Expenses	$383.8	$47.1	$493.6	(b)	$924.5
Other income	$—	$50.3	$—	(c)	$50.3
Distributable earnings	$198.4	$58.4	$—	(d)	$256.8
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the six months ended June 30, 2021 and 2020, and Total Assets as of June 30, 2021.

	Six Months Ended June 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,531.5	$123.2	$3,488.8	(a)	$5,143.5
Expenses	$921.2	$110.7	$1,704.3	(b)	$2,736.2
Other income (loss)	$—	$9.7	$—	(c)	$9.7
Distributable earnings	$610.3	$22.2	$1,784.5	(d)	$2,417.0
Total assets	$13,317.2	$6,500.0	$(168.0)	(e)	$19,649.2

	Six Months Ended June 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,163.3	$108.2	$(886.2)	(a)	$385.3
Expenses	$789.9	$100.9	$(36.1)	(b)	$854.7
Other income (loss)	$—	$(62.8)	$—	(c)	$(62.8)
Distributable earnings	$373.4	$(55.5)	$(850.1)	(d)	$(532.2)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Unrealized performance revenues	$1,620.7	$1,037.1	$3,242.5	$(71.9)
Unrealized principal investment income (loss)	78.8	(459.5)	210.1	(724.2)
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	—	(81.6)	—	(104.4)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.0)	(3.9)	(6.6)	(7.8)
Tax expense associated with certain performance revenues	0.3	0.1	0.2	0.1
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	41.1	56.8	86.4	(20.9)
Elimination of revenues of Consolidated Funds	(12.7)	(55.4)	(43.8)	42.9
	$1,725.2	$493.6	$3,488.8	$(886.2)

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$425.4	$404.7	$837.3	$793.0
Adjustments (1)	(31.0)	(32.9)	(61.9)	(65.3)
Carlyle Consolidated - Fund management fees	$394.4	$371.8	$775.4	$727.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Unrealized performance revenues related compensation	$776.8	$449.7	$1,552.1	$(130.4)
Equity-based compensation	50.3	34.6	85.2	66.3
Acquisition or disposition-related charges (credits) and amortization of intangibles	11.3	7.1	30.3	10.1
Tax expense associated with certain foreign performance revenues related compensation	(3.7)	0.7	(9.6)	11.9
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	17.4	5.2	37.3	13.2
Right-of-use asset impairment	26.8	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.1	4.0	8.8
Elimination of expenses of Consolidated Funds	(7.7)	(7.8)	(21.8)	(16.0)
	$873.2	$493.6	$1,704.3	$(36.1)

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,252.7	$256.8	$2,417.0	$(532.2)
Adjustments:
Net unrealized performance revenues	(844.0)	(587.4)	(1,690.4)	(58.5)
Unrealized principal investment (income) loss (1)	(78.8)	459.5	(210.1)	724.2
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re (2)	—	81.6	—	104.4
Equity-based compensation (3)	50.3	34.6	85.2	66.3
Acquisition or disposition-related charges (credits), including amortization of intangibles	11.3	7.1	30.3	10.1
Tax (expense) benefit associated with certain foreign performance revenues	(3.4)	0.7	(9.4)	11.9
Net (income) loss attributable to non-controlling interests in consolidated entities	(21.5)	(58.6)	(43.1)	38.4
Right-of-use asset impairment	26.8	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.1	4.0	8.8
Distributable Earnings	$395.4	$198.4	$610.3	$373.4
Realized performance revenues, net of related compensation (4)	237.4	70.9	313.4	119.1
Realized principal investment income (4)	37.8	22.1	67.8	38.0
Net interest	23.0	21.9	43.1	39.8
Fee Related Earnings	$143.2	$127.3	$272.2	$256.1
(1)Adjustments to unrealized principal investment income (loss) during the three and six months ended June 30, 2020 are inclusive of $300.9 million and $211.8 million, respectively, of unrealized gains, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of the Company’s investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of the Company’s investment to Carlyle FRL, the Company began accounting for its investment under the equity method based on its net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2)Adjusted unrealized principal investment income (loss) from the investment in Fortitude Re represents 19.9% of Fortitude Holdings’ estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of the Company’s investment in Fortitude Holdings to Carlyle FRL on June 2, 2020.
(3)Equity-based compensation for the three and six months ended June 30, 2021 and 2020 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(4)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,080.7	$(1,626.7)	$454.0
Performance revenues related compensation expense	994.0	(777.4)	216.6
Net performance revenues	$1,086.7	$(849.3)	$237.4

Principal investment income (loss)	$137.7	$(99.9)	$37.8

	Six Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$3,866.8	$(3,244.4)	$622.4
Performance revenues related compensation expense	1,860.6	(1,551.6)	309.0
Net performance revenues	$2,006.2	$(1,692.8)	$313.4

Principal investment income (loss)	$316.8	$(249.0)	$67.8

	Three Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,191.8	$(1,039.6)	$152.2
Performance revenues related compensation expense	535.6	(454.3)	81.3
Net performance revenues	$656.2	$(585.3)	$70.9

Principal investment income (loss)	$(512.6)	$534.7	$22.1

	Six Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$254.2	$69.6	$323.8
Performance revenues related compensation expense	93.1	111.6	204.7
Net performance revenues	$161.1	$(42.0)	$119.1

Principal investment income (loss)	$(765.9)	$803.9	$38.0

(5) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Subsequent Events
Dividends
In July 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on August 10, 2021, payable on August 17, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,586.2	$—	$—	$1,586.2
Cash and cash equivalents held at Consolidated Funds	—	187.5	—	187.5
Restricted cash	31.0	—	—	31.0
Investments, including performance allocations of $8,145.9 million	10,803.7	—	(161.4)	10,642.3
Investments of Consolidated Funds	—	6,123.4	—	6,123.4
Due from affiliates and other receivables, net	282.6	—	(6.6)	276.0
Due from affiliates and other receivables of Consolidated Funds, net	—	189.0	—	189.0
Fixed assets, net	142.0	—	—	142.0
Lease right-of-use assets, net	336.6	—	—	336.6
Deposits and other	76.8	0.1	—	76.9
Intangible assets, net	38.9	—	—	38.9
Deferred tax assets	19.4	—	—	19.4
Total assets	$13,317.2	$6,500.0	$(168.0)	$19,649.2
Liabilities and equity
Debt obligations	$2,307.5	$—	$—	$2,307.5
Loans payable of Consolidated Funds	—	5,393.2	(0.1)	5,393.1
Accounts payable, accrued expenses and other liabilities	309.8	—	—	309.8
Accrued compensation and benefits	4,566.7	—	—	4,566.7
Due to affiliates	402.1	—	—	402.1
Deferred revenue	123.1	—	—	123.1
Deferred tax liabilities	466.5	—	—	466.5
Other liabilities of Consolidated Funds	—	923.6	—	923.6
Lease liabilities	513.8	—	—	513.8
Accrued giveback obligations	21.0	—	—	21.0
Total liabilities	8,710.5	6,316.8	(0.1)	15,027.2
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,621.7	163.4	(163.4)	2,621.7
Retained earnings (deficit)	1,940.1	—	—	1,940.1
Accumulated other comprehensive income (loss)	(225.2)	1.4	(4.5)	(228.3)
Non-controlling interests in consolidated entities	266.6	18.4	—	285.0
Total equity	4,606.7	183.2	(167.9)	4,622.0
Total liabilities and equity	$13,317.2	$6,500.0	$(168.0)	$19,649.2

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$400.4	$—	$(6.0)	$394.4
Incentive fees	10.4	—	—	10.4
Investment income
Performance allocations	2,080.7	—	—	2,080.7
Principal investment income	139.5	—	(1.8)	137.7
Total investment income	2,220.2	—	(1.8)	2,218.4
Interest and other income	25.9	—	(4.9)	21.0
Interest and other income of Consolidated Funds	—	62.1	—	62.1
Total revenues	2,656.9	62.1	(12.7)	2,706.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	231.8	—	—	231.8
Equity-based compensation	47.2	—	—	47.2
Performance allocations and incentive fee related compensation	994.0	—	—	994.0
Total compensation and benefits	1,273.0	—	—	1,273.0
General, administrative and other expenses	109.1	—	—	109.1
Interest	25.5	—	—	25.5
Interest and other expenses of Consolidated Funds	—	54.2	(7.7)	46.5
Other non-operating income	(3.1)	—	—	(3.1)
Total expenses	1,404.5	54.2	(7.7)	1,451.0
Other income
Net investment loss of Consolidated Funds	—	(2.6)	—	(2.6)
Income before provision for income taxes	1,252.4	5.3	(5.0)	1,252.7
Provision for income taxes	306.2	—	—	306.2
Net income	946.2	5.3	(5.0)	946.5
Net income attributable to non-controlling interests in consolidated entities	21.2	—	0.3	21.5
Net income attributable to The Carlyle Group Inc.	$925.0	$5.3	$(5.3)	$925.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$787.2	$—	$(11.8)	$775.4
Incentive fees	19.9	—	—	19.9
Investment income
Performance allocations	3,866.8	—	—	3,866.8
Principal investment income	337.9	—	(21.1)	316.8
Total investment income	4,204.7	—	(21.1)	4,183.6
Interest and other income	52.3	—	(10.9)	41.4
Interest and other income of Consolidated Funds	—	123.2	—	123.2
Total revenues	5,064.1	123.2	(43.8)	5,143.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	460.3	—	—	460.3
Equity-based compensation	79.6	—	—	79.6
Performance allocations and incentive fee related compensation	1,860.6	—	—	1,860.6
Total compensation and benefits	2,400.5	—	—	2,400.5
General, administrative and other expenses	200.8	—	—	200.8
Interest	48.5	—	—	48.5
Interest and other expenses of Consolidated Funds	—	110.7	(21.8)	88.9
Other non-operating income	(2.5)	—	—	(2.5)
Total expenses	2,647.3	110.7	(21.8)	2,736.2
Other income
Net investment gain of Consolidated Funds	—	9.7	—	9.7
Income before provision for income taxes	2,416.8	22.2	(22.0)	2,417.0
Provision for income taxes	579.6	—	—	579.6
Net income	1,837.2	22.2	(22.0)	1,837.4
Net income attributable to non-controlling interests in consolidated entities	42.9	—	0.2	43.1
Net income attributable to The Carlyle Group Inc.	$1,794.3	$22.2	$(22.2)	$1,794.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$377.4	$—	$(5.6)	$371.8
Incentive fees	9.0	—	—	9.0
Investment income (loss)
Performance allocations	1,191.8	—	—	1,191.8
Principal investment income	(463.0)	—	(49.6)	(512.6)
Total investment income (loss)	728.8	—	(49.6)	679.2
Interest and other income	16.0	—	(0.2)	15.8
Interest and other income of Consolidated Funds	—	55.2	—	55.2
Total revenues	1,131.2	55.2	(55.4)	1,131.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	212.5	—	—	212.5
Equity-based compensation	30.5	—	—	30.5
Performance allocations and incentive fee related compensation	535.6	—	—	535.6
Total compensation and benefits	778.6	—	—	778.6
General, administrative and other expenses	80.2	—	—	80.2
Interest	25.9	—	—	25.9
Interest and other expenses of Consolidated Funds	—	47.1	(7.8)	39.3
Other non-operating expenses	0.5	—	—	0.5
Total expenses	885.2	47.1	(7.8)	924.5
Other income
Net investment income of Consolidated Funds	—	50.3	—	50.3
Income before provision for income taxes	246.0	58.4	(47.6)	256.8
Provision for income taxes	52.3	—	—	52.3
Net income	193.7	58.4	(47.6)	204.5
Net income attributable to non-controlling interests in consolidated entities	47.8	—	10.8	58.6
Net income attributable to The Carlyle Group Inc.	145.9	58.4	(58.4)	145.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$738.5	$—	$(10.8)	$727.7
Incentive fees	17.9	—	—	17.9
Investment income (loss)
Performance allocations	254.2	—	—	254.2
Principal investment income (loss)	(826.2)	—	60.3	(765.9)
Total investment income (loss)	(572.0)	—	60.3	(511.7)
Interest and other income	49.8	—	(6.6)	43.2
Interest and other income of Consolidated Funds	—	108.2	—	108.2
Total revenues	234.2	108.2	42.9	385.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	416.8	—	—	416.8
Equity-based compensation	59.6	—	—	59.6
Performance allocations and incentive fee related compensation	93.1	—	—	93.1
Total compensation and benefits	569.5	—	—	569.5
General, administrative and other expenses	149.8	—	—	149.8
Interest	49.8	—	—	49.8
Interest and other expenses of Consolidated Funds	—	100.9	(16.0)	84.9
Other non-operating expenses	0.7	—	—	0.7
Total expenses	769.8	100.9	(16.0)	854.7
Other loss
Net investment losses of Consolidated Funds	—	(62.8)	—	(62.8)
Loss before provision for income taxes	(535.6)	(55.5)	58.9	(532.2)
Benefit for income taxes	(27.7)	—	—	(27.7)
Net loss	(507.9)	(55.5)	58.9	(504.5)
Net loss attributable to non-controlling interests in consolidated entities	(41.8)	—	3.4	(38.4)
Net loss attributable to The Carlyle Group Inc.	(466.1)	(55.5)	55.5	(466.1)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$1,837.2	$(507.9)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26.8	26.0
Right-of-use asset impairment, net of broker fees	24.8	—
Equity-based compensation	79.6	59.6
Non-cash performance allocations and incentive fees	(1,703.9)	28.7
Non-cash principal investment (income) loss	(313.3)	841.2
Other non-cash amounts	5.5	(10.7)
Purchases of investments	(161.3)	(255.1)
Proceeds from the sale of investments	418.5	190.8
Payments of contingent consideration	(49.9)	—
Change in deferred taxes, net	481.9	(61.6)
Change in due from affiliates and other receivables	(14.8)	(19.2)
Change in deposits and other	(26.6)	(4.8)
Change in accounts payable, accrued expenses and other liabilities	25.4	(46.5)
Change in accrued compensation and benefits	(113.9)	(125.4)
Change in due to affiliates	24.5	(28.2)
Change in lease right-of-use asset and lease liability	4.6	(5.9)
Change in deferred revenue	35.6	(19.2)
Net cash provided by operating activities	580.7	61.8
Cash flows from investing activities
Purchases of fixed assets, net	(17.6)	(23.7)
Proceeds from sale of MRE, net of cash sold	5.9	—
Net cash used in investing activities	(11.7)	(23.7)
Cash flows from financing activities
Borrowings under credit facilities	—	263.8
Repayments under credit facilities	—	(295.6)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.2	—
Payments on debt obligations	(229.4)	(1.5)
Proceeds from debt obligations, net of financing costs	87.6	—
Payments of contingent consideration	—	(0.3)
Dividends to common stockholders	(177.4)	(174.6)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	7.4	14.0
Distributions to non-controlling interest holders	(22.9)	(34.1)
Common shares repurchased	(25.0)	(26.4)
Change in due to/from affiliates financing activities	12.8	30.0
Net cash provided by (used in) financing activities	68.5	(293.5)
Effect of foreign exchange rate changes	(9.9)	(13.6)
Increase (decrease) in cash, cash equivalents and restricted cash	627.6	(269.0)
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$1,617.2	$559.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,586.2	$554.5
Restricted cash	31.0	4.5
Total cash, cash equivalents and restricted cash, end of period	$1,617.2	$559.0

Cash and cash equivalents held at Consolidated Funds	$187.5	$98.0

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

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of June 30, 2021, our Global Private Equity segment had $150 billion in AUM and $90 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, and aircraft financing and servicing. As of June 30, 2021, our Global Credit segment had $61 billion in AUM and $46 billion in Fee-earning AUM.

•Investment Solutions — Our Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of June 30, 2021, our Investment Solutions segment had $65 billion in AUM and $38 billion in Fee-earning AUM. Our Investment Solutions segment also included Metropolitan Real Estate (“MRE”) prior to its sale on April 1, 2021.
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
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of June 30, 2021. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VII	$18.5 bn	2018	CRP IX	$5.4 bn	2021	U.S.	$22.2 bn	2012-2021
CP VI	$13.0 bn	2014	CRP VIII	$5.5 bn	2017	Europe	€8.1 bn	2013-2021
CP V	$13.7 bn	2007	CRP VII	$4.2 bn	2014	Structured Credit Funds
Global Financial Services Partners			CRP VI	$2.3 bn	2011	CREV	$0.5 bn	2020
CGFSP III	$1.0 bn	2018	CRP V	$3.0 bn	2006	CSC	$0.8 bn	2017
CGFSP II	$1.0 bn	2013	CRP IV	$1.0 bn	2005	Illiquid Credit
Carlyle Europe Partners			Core Plus Real Estate (U.S.)			Business Development Companies[3]
CEP V	€6.4 bn	2018	CPI[4]	$5.7 bn	2016	TCG BDC II, Inc.	$2.2 bn	2017
CEP IV	€3.8 bn	2014	International Real Estate			TCG BDC, Inc.	$2.0 bn	2013
CEP III	€5.3 bn	2007	CER	€0.5 bn	2017	Opportunistic Credit Carry Funds
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	CCOF II	$2.5 bn	2020
Carlyle Asia Partners			Natural Resources Funds			CCOF	$2.4 bn	2017
CAP V	$6.6 bn	2018	NGP Energy Carry Funds			Distressed Credit Carry Funds
CBPF II	RMB 2.0 bn	2017	NGP XII	$4.3 bn	2017	CSP IV	$2.5 bn	2016
CAP IV	$3.9 bn	2014	NGP XI	$5.3 bn	2014	CSP III	$0.7 bn	2011
CAP III	$2.6 bn	2008	NGP X	$3.6 bn	2012	CSP II	$1.4 bn	2007
Carlyle Japan Partners			Other NGP Carry Funds			Real Assets Credit
CJP IV	¥258.0 bn	2020	NGP Minerals	$0.3 bn	2020	Energy Credit Carry Funds
CJP III	¥119.5 bn	2013	NGP GAP	$0.4 bn	2014	CEMOF II	$2.8 bn	2015
CJP II	¥165.6 bn	2006	NGP Predecessor Funds			CEMOF I	$1.4 bn	2011
Carlyle Global Partners			Various[2]	$5.7 bn	2007-2008	Carlyle Aviation Partners
CGP II	$1.8 bn	2020	International Energy Carry Funds			SASOF V	$1.0 bn	2020
CGP I	$3.6 bn	2015	CIEP II	$2.3 bn	2019	SASOF IV	$1.0 bn	2018
Carlyle MENA Partners			CIEP I	$2.5 bn	2013	SASOF III	$0.8 bn	2015
MENA I	$0.5 bn	2008	Infrastructure Funds			SASOF II	$0.6 bn	2012
Carlyle South American Buyout Fund			CRSEF	$0.7 bn	2019	Securitization Vehicles[4]	$1.8 bn	Various
CSABF I	$0.8 bn	2009	CGIOF	$2.2 bn	2019	9 Other Vehicles[4]	$2.8 bn	Various
Carlyle Sub-Saharan Africa Fund			CPP II	$1.5 bn	2014	Other Credit
CSSAF I	$0.7 bn	2012	CPOCP	$0.5 bn	2013	Fortitude[5]	$2.8 bn	2020
Carlyle Peru Fund
CPF I	$0.3 bn	2012				Investment Solutions[6]
Carlyle U.S. Venture/Growth Partners						AlpInvest
CEOF II	$2.4 bn	2015				Fund of Private Equity Funds
CEOF I	$1.1 bn	2011				110 vehicles	€47.0 bn	2000-2021
CVP II	$0.6 bn	2001				Secondary Investments
Carlyle Europe Technology Partners						85 vehicles	€25.1 bn	2002-2021
CETP IV	€1.4 bn	2019				Co-Investments
CETP III	€0.7 bn	2014				80 vehicles	€19.7 bn	2002-2021
Carlyle Asia Venture/Growth Partners
CAP Growth II	$0.5 bn	2021
CAP Growth I	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of June 30, 2021 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of June 30, 2021.

(4)Amounts represent Total AUM as of June 30, 2021.
(5)Reflects AUM related to capital raised from third-party investors to acquire a 76.6% interest in Fortitude Holdings.
(6)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate.

Trends Affecting our Business
Global growth in the second quarter of 2021 was largely consistent with upward revisions from earlier this year as advanced economies experienced strong sequential growth driven by vaccine distribution and government stimulus. Our proprietary data suggest that U.S. gross domestic product (GDP) grew at a 9.1% annualized rate from the first quarter of 2021, while the euro zone economy expanded at a 6% annualized rate. Growth in much of the rest of the world also strengthened relative to the first quarter, with China’s economy expanding at a 5.3% annualized rate, up from just 1.6% in Q1 2021.
The acceleration in economic activity and pandemic-related disruptions caused inflation to reach levels not seen in over a decade, with the consumer price index increasing by 5.4% in the twelve months ending in June. Above-forecast inflation has translated into increased volatility in financial markets, as market participants react to both the data and central banks’ expected response to it. Expectations that the Fed would have to raise policy rates sooner than previously expected caused yields on the 10-year U.S. Treasury note to fall by more than 25 basis points from March 2021, stabilizing between 1.3% and 1.4%. Market participants expected that higher short-term rates in 2022 and 2023 will translate to less inflation in future years. Sub-investment grade corporate bond yields declined in tandem with U.S. treasuries as spreads continued to tighten. As of late July, B-rated U.S. corporate spreads had declined by roughly 40 basis points since the start of the year.
The broad economic reopening has also resulted in a tightening of labor markets. During the quarter, businesses in the U.S. and globally found it increasingly difficult to fill open positions, across a wide variety of skill levels. While this will likely increase technological utilization, it will also result in higher compensation expense than many firms anticipated entering the year.
The second quarter was a record setting period for equity markets as the S&P 500 breached 4,300 for the first time, driven by strong corporate earnings and low interest rates. Second quarter corporate earnings estimates are expected to increase 70% from year over year recession levels but are also up 7.2% from strong Q1 2021 results. In the second quarter, the Dow Jones, S&P 500, and NASDAQ 100 rose 4.6%, 8.2%, and 11.2% respectively. Globally, over the second quarter of 2021, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite rose 5.0%, 5.4%, and 4.3% respectively.
Our carry fund portfolio extended the strong positive trend experienced since the first quarter of 2020, appreciating 11% in the second quarter and 25% year-to-date. Within our Global Private Equity segment, our corporate private equity funds appreciated 12% in the second quarter driven by strong gains in our U.S., Europe and Asia portfolios, our real estate funds appreciated 11% in the second quarter, continuing their attractive performance, and our natural resources funds appreciated 9%, boosted by the effect of rising commodity prices on our energy-focused investments. In our Global Credit segment, our carry funds (which represent approximately 17% of the total Global Credit remaining fair value) appreciated 8% in the second quarter, reflecting continued positive portfolio company performance. Our Investment Solutions funds appreciated 12% in the second quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds.
With continued positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet reached another high at $4.0 billion at June 30, 2021, up 72% from December 31, 2020. The portion of our traditional carry funds attributable to publicly traded companies is 18% of fair value as of June 30, 2021, compared to 15% as of December 31, 2020 and 6% as of December 31, 2019. While our publicly traded investments have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, as of June 30, 2021, approximately 40% of our net accrued performance revenues were generated by Carlyle Partners VI, L.P. (“CP VI”), which has over 65% of its remaining fair value in publicly-traded portfolio companies.
We generated $8.7 billion in realized proceeds from our carry funds in the second quarter. We believe that the high level of public securities and maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. For example, during the second quarter we realized performance revenues for the first time from our fourth Asia Buyout fund and our eighth U.S. Real Estate fund, and approximately 70% of our net accrued performance revenues are in funds from which we are currently realizing performance revenues. We have announced several exit transactions that we expect will close during the second half of the year, which we anticipate will generate at least $500 million of net realized performance revenues. These exits include Atotech, Pharmaceutical Product Development and Novetta in CP VI, AMEOS Group in Carlyle Europe Partners III, L.P. (“CEP III”) and The Bountiful Company in Carlyle Partners V, L.P. and CEP III.

During the second quarter, our carry funds invested $8.1 billion in new or follow-on transactions, and we have announced or signed an additional $6.0 billion of new or follow-on transactions expected to close in the coming quarters. We have deployed capital at a pace faster than in recent years, investing more than $26 billion over the last twelve months, and we anticipate the high level of market activity and opportunities for large buyouts will facilitate strong deployment activity throughout the remainder of 2021, particularly in the healthcare, technology, and consumer sectors.
At our Investor Day in February 2021, we announced our goal of raising at least $130 billion by the end of 2024. Fundraising has been strong during the first half of the year, and we are ahead of schedule in fundraising for some of our large successor funds. We raised $10.4 billion in new capital in the second quarter, with the first closing in our ninth U.S. Real Estate fund, as well as continued strength in Global Credit and Investment Solutions. Additionally, we launched fundraising on our eighth flagship U.S. Buyout fund in the second quarter. We have raised $18.2 billion year to date.
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
Recent Transactions
Dividends
In July 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on August 10, 2021, payable on August 17, 2021.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of June 30, 2021 were approximately 15% and 16% of total management fees recognized during the three and six months ended June 30, 2021, respectively, and 17% of total management fees recognized during both the three and six months ended June 30, 2020. No other fund generated over 10% of total management fees in the periods presented.
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
In addition to the performance allocations from our Global Private Equity funds and closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Investment Solutions, Carlyle Aviation and NGP Carry Funds. We also retained our interest in the net accrued performance allocations of existing funds at the time of the sale of MRE. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”
Performance allocations in excess of 10% of the total for the three and six months ended June 30, 2021 and 2020 were generated from the following funds:

Three Months Ended June 30,				Six Months Ended June 30,
2021		2020		2021		2020
(Dollars in millions)
CP VI	$532.2	CP VI	$1,126.2	CP VI	$1,067.8	CP VI	$567.6
CEOF II	208.4			CEP IV	478.0	CAP IV	190.5
						CETP III	34.7
						CIEP	(160.1)
						CP V	(57.3)
						CEOF	(45.7)
						Alpinvest Co - & Secondary Investments 2006-2008	(30.2)
						CEP III	(30.2)
						CAP V	(29.4)

No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during the three and six months ended June 30, 2021 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio and private investments with pending sale transactions. During the three months ended March 31, 2020, our carry fund portfolio experienced depreciation driven by the turbulence in the global economies, which resulted in the reversal of $558.6 million in previously recognized performance allocations in CP VI, which it subsequently more than recovered during the three months ended June 30, 2020. As a result, performance allocations generated by CP VI during the three months ended June 30, 2020 were in excess of performance allocations generated during the six months ended June 30, 2020.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2021 and 2020, the reversals of performance allocations were $8.1 million and $97.5 million, respectively. For the six months ended June 30, 2021 and 2020, the reversals of performance allocations were $10.0 million and $638.3 million, respectively. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period.
As of June 30, 2021, accrued performance allocations and accrued giveback obligations were $8.1 billion and $21.0 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2021 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of June 30, 2021, $9.9 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $11.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of June 30, 2021 are $4.0 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2021, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $0.7 billion on an after-tax basis where applicable, of which approximately $0.3 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through June 30, 2021
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2021:

	As of June 30, 2021
	Global Private Equity	Global Credit	Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$9,918	$256	$1,885	$12,059
Level II	10,656	1,513	194	12,363
Level III	87,412	48,830	38,554	174,796
Fair Value of Investments	107,986	50,599	40,633	199,218
Available Capital	42,162	10,482	24,015	76,659
Total AUM	$150,148	$61,081	$64,648	$275,877
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During 2019 and 2020, we granted fewer equity awards than we had previously. For example, in 2018, 2019 and 2020, we granted approximately 13.3 million, 6.7 million and 3.7 million of restricted stock units and other awards, respectively. In 2021, we granted 7.0 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2021, our U.S. federal income tax returns for tax years 2017 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2019. Foreign tax returns are generally subject to audit for tax years 2011 to 2019. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.
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
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired, for AlpInvest carry funds during the commitment fee period (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired and one of our business development companies (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);
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
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2021	2020
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$76,238	$71,792
Fee-earning AUM based on invested capital (2)	40,901	38,801
Fee-earning AUM based on collateral balances, at par (3)	28,111	25,811
Fee-earning AUM based on net asset value (4)	8,935	6,679
Fee-earning AUM based on lower of cost or fair value and other (5)	20,671	19,306
Balance, End of Period (6) (7)	$174,856	$162,389
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
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2021, the Legacy Energy Funds had, in the aggregate, approximately $0.6 billion in AUM and $0.7 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

(7)Ending balances as of June 30, 2021 and 2020 exclude $17.3 billion and $8.5 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$173,132	$158,246	$170,102	$161,057
Inflows (1)	6,092	9,671	14,051	12,568
Outflows (including realizations) (2)	(5,771)	(5,865)	(9,345)	(10,521)
Market Activity & Other (3)	1,078	(1,197)	1,586	(1,168)
Foreign Exchange (4)	325	1,534	(1,538)	453
Balance, End of Period	$174,856	$162,389	$174,856	$162,389
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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the three and six months ended June 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.3 billion of Fee-earning AUM as of March 31, 2021.
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
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$259,844	$245,769
Inflows (1)	10,445	18,238
Outflows (including realizations) (2)	(10,795)	(18,651)
Market Activity & Other (3)	15,802	32,992
Foreign Exchange (4)	581	(2,471)
Balance, End of Period	$275,877	$275,877
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital. Outflows during the three and six months ended June 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.4 billion of Total AUM as of March 31, 2021.
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
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 11% for the three months ended June 30, 2021 is comprised of 12% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 11% for funds focusing on real estate, and 9% for funds focusing on natural resources; 8% appreciation for carry funds in the Global Credit segment; and 12% appreciation for carry funds in the Investment Solutions segment. Overall portfolio appreciation for the six months ended June 30, 2021 of 25% is comprised of 28% appreciation for carry funds within our Global

Private Equity segment focusing on corporate private equity, 15% for funds focusing on real estate, and 17% for funds focusing on natural resources; 16% appreciation for carry funds in the Global Credit segment; and 28% appreciation for carry funds in the Investment Solutions segment.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation for the three months ended June 30, 2021 were 8.2% and 6.9%, respectively, while the FTSE NAREIT Composite appreciation was 10.9%, the S&P Oil and Gas Exploration and Production Index was 15.6%, and the S&P Leveraged Loan Index appreciation was 1.1%. S&P 500 and MSCI ACWI appreciation for the six months ended June 30, 2021 were 14.4% and 11.4%, respectively, while the FTSE NAREIT Composite appreciation was 19.3%, the S&P Oil and Gas Exploration and Production Index was 58.8%, and the S&P Leveraged Loan Index appreciation was 1.6%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of June 30, 2021, our Consolidated Funds represent approximately 2% of our AUM; 2% of our management fees for both the three and six months ended June 30, 2021; 1% of our total investment income or loss for the six months ended June 30, 2021.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2021, our consolidated CLOs held approximately $6.5 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$394.4	$371.8	$775.4	$727.7
Incentive fees	10.4	9.0	19.9	17.9
Investment income (loss)
Performance allocations	2,080.7	1,191.8	3,866.8	254.2
Principal investment income (loss)	137.7	(512.6)	316.8	(765.9)
Total investment income (loss)	2,218.4	679.2	4,183.6	(511.7)
Interest and other income	21.0	15.8	41.4	43.2
Interest and other income of Consolidated Funds	62.1	55.2	123.2	108.2
Total revenues	2,706.3	1,131.0	5,143.5	385.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	231.8	212.5	460.3	416.8
Equity-based compensation	47.2	30.5	79.6	59.6
Performance allocations and incentive fee related compensation	994.0	535.6	1,860.6	93.1
Total compensation and benefits	1,273.0	778.6	2,400.5	569.5
General, administrative and other expenses	109.1	80.2	200.8	149.8
Interest	25.5	25.9	48.5	49.8
Interest and other expenses of Consolidated Funds	46.5	39.3	88.9	84.9
Other non-operating expenses	(3.1)	0.5	(2.5)	0.7
Total expenses	1,451.0	924.5	2,736.2	854.7
Other income (loss)
Net investment income (losses) of Consolidated Funds	(2.6)	50.3	9.7	(62.8)
Income (Loss) before provision for income taxes	1,252.7	256.8	2,417.0	(532.2)
Provision (Benefit) for income taxes	306.2	52.3	579.6	(27.7)
Net income (loss)	946.5	204.5	1,837.4	(504.5)
Net income (loss) attributable to non-controlling interests in consolidated entities	21.5	58.6	43.1	(38.4)
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$925.0	$145.9	$1,794.3	$(466.1)

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$2.61	$0.42	$5.06	$(1.34)
Diluted	$2.55	$0.41	$4.97	$(1.34)
Weighted-average common shares
Basic	354,506,335	348,574,528	354,368,976	348,407,144
Diluted	362,151,588	357,268,275	361,328,946	348,407,144

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 and Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues
Total revenues increased $1.6 billion, or 139.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $4.8 billion, or 1,234.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in total revenues for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Total Revenues, June 30, 2020	$1,131.0	$385.3
Increases (Decreases):
Increase in fund management fees	22.6	47.7
Increase in incentive fees	1.4	2.0
Increase in investment income, including performance allocations	1,539.2	4,695.3
Increase (decrease) in interest and other income	5.2	(1.8)
Increase in interest and other income of Consolidated Funds	6.9	15.0
Total increase	1,575.3	4,758.2
Total Revenues, June 30, 2021	$2,706.3	$5,143.5

Fund Management Fees. Fund management fees increased $22.6 million, or 6.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $47.7 million, or 6.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$41.4	$72.5
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(22.9)	(46.5)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	3.1	3.2
Higher management fees on CLOs (after the effect of consolidation) due to the deferral of subordinated fees in 2020	3.5	7.0
(Lower) higher transaction and portfolio advisory fees	(2.8)	10.8
All other changes	0.3	0.7
Total increase in fund management fees	$22.6	$47.7

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $14.4 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was primarily driven by transaction fees related to our investment in Carlyle FRL during the three months ended June 30, 2020, partially offset by higher underwriting and placement fees generated by Carlyle Global Capital Markets during the three months ended June 30, 2021. Transaction and portfolio advisory fees, net of rebate offsets, were $32.4 million and $21.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by higher underwriting and placement fees generated by Carlyle Global Capital Markets and transaction fees related to investments in CJP IV during the three and six months ended June 30, 2021, partially offset by transaction fees related to our investment in Carlyle FRL during the three months ended June 30, 2020.

Investment Income. Investment income increased $1.5 billion to $2.2 billion for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $4.7 billion to $4.2 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Increase in performance allocations, excluding NGP	$888.9	$3,612.6
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	5.4	27.4
Increase in investment income from our corporate private equity funds	25.1	138.2
Decrease in losses on foreign currency hedges	4.0	9.7
Increase in investment income from our real estate funds	0.9	4.9
Increase in investment income from our natural resources funds, excluding NGP	1.8	14.0
Increase in investment income from our Global Credit carry funds	0.7	12.7
(Decrease) increase in investment income from our direct lending funds and interval funds	(1.9)	18.4
Increase in investment income from Carlyle Aviation	0.2	1.2
(Decrease) increase in investment income from our CLOs	(28.0)	51.0
Increase in investment income from Fortitude Re	634.2	791.6
All other changes	7.9	13.6
Total increase in investment income	$1,539.2	$4,695.3
Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the unaudited condensed consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the unaudited condensed consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund, which resulted in a loss in principal investment income (loss) of $620.7 million during the three months ended June 30, 2020, as compared to principal investment income of $13.5 million during the three months ended June 30, 2021. As of June 30, 2021, our investment in Carlyle FRL was $613.3 million, relative to our cost of $465.3 million.
We recorded a decrease in the investment income from CLOs during the three months ended June 30, 2021 and an increase in the investment income from CLOs during the six months ended June 30, 2021 relative to the comparable periods in 2020. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 1% during the quarter, with our investments in subordinated notes depreciating 3% during the three months ended June 30, 2021, while our investments in the senior notes were flat quarter over quarter. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 2% year-to-date, with our investments in subordinated notes appreciating 2% during the six months ended June 30, 2021, while our investments in the senior notes depreciated 3% year-to-date.

Performance Allocations. Performance allocations increased $888.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and $3.6 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2021 and 2020 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$1,798.2	$1,198.7	$3,364.7	$389.4
Global Credit	76.2	22.7	97.2	(40.3)
Investment Solutions (1)	206.3	(29.6)	404.9	(94.9)
Total performance allocations	$2,080.7	$1,191.8	$3,866.8	$254.2

Total carry fund appreciation (depreciation)	11%	5%	25%	(3)%
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
Global growth in the second quarter of 2021 was largely consistent with upward revisions from earlier this year as advanced economies experienced strong sequential growth driven by vaccine distribution and government stimulus. Proprietary data suggest that U.S. gross domestic product (GDP) grew at a 9.1% annualized rate from the first quarter of 2021, while the euro zone economy expanded at a 6% annualized rate in the second quarter. The acceleration in economic activity and pandemic-related disruptions caused inflation to reach levels not seen in over a decade and above-forecast inflation has translated into increased volatility in financial markets.
The second quarter was a record setting period for equity markets as the S&P 500 breached 4,300 for the first time, driven by strong corporate earnings, combined with low interest rates. Second quarter corporate earnings estimates are expected to increase 70% from year over year recession levels but are also up 7.2% from strong Q1 2021 results. Similarly, our carry fund portfolio extended the strong positive trend experienced since the first quarter of 2020. Within our Global Private Equity segment, our corporate private equity funds appreciated by 12% in the quarter, driven by strong gains in our U.S., Europe and Asia buyout portfolio, our real estate funds appreciated by 11% in the quarter, continuing their attractive performance, and our natural resources funds appreciated by 9% in the quarter, boosted by the effect of rising commodity prices on our energy-focused investments. In our Global Credit segment, our carry funds, which represent approximately 17% of the total Global Credit remaining fair value, appreciated by 8% in the second quarter, reflecting continued positive portfolio company performance. Our Investment Solutions funds appreciated by 12%, though our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. The portion of our traditional carry funds attributable to publicly traded companies is 18% of fair value as of June 30, 2021, compared to 15% as of December 31, 2020 and 6% as of December 31, 2019. While our publicly traded investments have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, as of June 30, 2021, approximately 40% of our net accrued performance revenues were generated by Carlyle Partners VI, L.P. (“CP VI”), which has over 65% of its remaining fair value in publicly-traded portfolio companies.
Interest and Other Income. Interest and other income increased $5.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily as result of increases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and other income decreased $1.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as result of decreases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $6.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $15.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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
Expenses
Total expenses increased $526.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $1.9 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in total expenses for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Total Expenses, June 30, 2020	$924.5	$854.7
Increases (Decreases):
Increase in total compensation and benefits	494.4	1,831.0
Increase in general, administrative and other expenses	28.9	51.0
Increase in interest and other expenses of Consolidated Funds	7.2	4.0
Increase in other non-operating income	(3.6)	(3.2)
All other changes	(0.4)	(1.3)
Total increase	526.5	1,881.5
Total Expenses, June 30, 2021	$1,451.0	$2,736.2
Total Compensation and Benefits. Total compensation and benefits increased $494.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $1.8 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Increase in cash-based compensation and benefits	$19.3	$43.5
Increase in equity-based compensation	16.7	20.0
Increase in performance allocations and incentive fee related compensation	458.4	1,767.5
Increase in total compensation and benefits	$494.4	$1,831.0
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $19.3 million, or 9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $43.5 million, or 10.4%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Increase in headcount and bonuses	$10.8	$25.5
Contingent earnout associated with Carlyle Aviation Partners acquisition(1)	8.5	18.0
Total increase in cash-based compensation and benefits	$19.3	$43.5

(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $49.9 million through June 30, 2021. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation increased $16.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $20.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a larger number of unvested restricted stock units with a higher weighted average grant date fair value. During the three months ended June 30, 2021, we also recorded an increase in equity-based compensation related to 2021 performance-based awards to reflect the impact of positive year-to-date performance on the number of shares projected to vest under these awards. During the six months ended June 30, 2021, we granted 7.0 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $458.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $1.8 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 48% for both the three and six months ended June 30, 2021 and 45% and 37% for the three and six months ended June 30, 2020, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $28.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $51.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
CCC litigation cost recovery in 2020 (1)	$—	$29.9
Right-of-use asset impairment(1)	26.8	26.8
Lower intangible asset amortization	(0.3)	(0.6)
Higher depreciation and amortization	0.3	1.4
Higher (lower) professional fees, including corporate conversion costs	0.2	(16.2)
Higher (lower) travel and conference expenses	1.4	(10.6)
Foreign exchange adjustments(2)	0.1	23.4
Other changes	0.4	(3.1)
Total increase in general, administrative and other expenses	$28.9	$51.0
(1) General, administrative and other expenses included the positive impact of a $29.9 million recovery of litigation costs during the six months ended June 30, 2020 and $26.8 million right-of-use asset impairment during the six months ended June 30, 2021. See Note 7 to our unaudited condensed consolidated financial statements.
(2) Foreign exchange adjustments for the six months ended June 30, 2021 as compared to six months ended June 30, 2020 are primarily driven by the revaluation in our European CLOs investments.

In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge during the three and six months ended June 30, 2021. We expect general, administrative and other costs to benefit from lower rent expense and leasehold improvement amortization in future years as a result of the sublease.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $7.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $4.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher interest expense on the consolidated CLOs.
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
Other Non-operating Expenses (Income). For the three and six months ended June 30, 2021, this includes a $5.0 million gain on the sale of our interest in MRE.
Net Investment Gains of Consolidated Funds. For the three months ended June 30, 2021, net investment losses of Consolidated Funds were $2.6 million as compared to net investment gains of $50.3 million for the three months ended June 30, 2020. For six months ended June 30, 2021, net investment gains of Consolidated Funds were $9.7 million as compared to net investment losses of $62.8 million for the six months ended June 30, 2020. For both the three and six months ended June 30, 2021 and 2020, net investment gains (losses) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The six months ended June 30, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized gains (losses)	$12.5	$(39.8)	$17.2	$(40.3)
Net change in unrealized gains (losses)	1.0	590.2	85.6	(342.0)
Total gains (losses)	13.5	550.4	102.8	(382.3)
Gains (losses) from liabilities of CLOs	(16.1)	(500.1)	(93.1)	319.5
Total net investment gains (losses) of Consolidated Funds	$(2.6)	$50.3	$9.7	$(62.8)

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $306.2 million and $52.3 million for the three months ended June 30, 2021 and 2020, respectively, and $579.6 million and $(27.7) million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2020, the provision for income taxes reflects a tax benefit of $118.0 million related to the net loss recorded during the period, net of the $90.3 million expense related to Conversion (see Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of Conversion). The Company’s effective tax rate was approximately 24% and 20% for the three months ended June 30, 2021 and 2020, respectively, and 24% and 5% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests. U.S. federal taxes relate to both current and deferred taxes, as we fully utilized our remaining net operating loss carryforwards during the three months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $21.5 million for the three months ended June 30, 2021 as compared to net income of $58.6 million for the three months ended June 30, 2020. Net income attributable to non-controlling interests in consolidated entities was $43.1 million for the six months ended June 30, 2021 as compared to net loss of $38.4 million for the six months ended June 30, 2020. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $925.0 million for the three months ended June 30, 2021 as compared to $145.9 million for the three months ended June 30, 2020. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $1.8 billion for the six months ended June 30, 2021, a $2.3 billion increase from a net loss of $466.1 million for the six months ended June 30, 2020, reflecting strong portfolio appreciation in the first half of 2021 as compared to depreciation at the onset of the pandemic in the first half of 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and six months ended June 30, 2021 and 2020. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Total Segment Revenues	$919.0	$582.2	$1,531.5	$1,163.3
Total Segment Expenses	523.6	383.8	921.2	789.9
Distributable Earnings	$395.4	$198.4	$610.3	$373.4
(-) Realized Net Performance Revenues	237.4	70.9	313.4	119.1
(-) Realized Principal Investment Income	37.8	22.1	67.8	38.0
(+) Net Interest	23.0	21.9	43.1	39.8
(=) Fee Related Earnings	$143.2	$127.3	$272.2	$256.1

The following table sets forth our total segment revenues for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$409.8	$386.4	$802.0	$767.9
Portfolio advisory and transaction fees, net and other	15.6	18.3	35.3	25.1
Total fund level fee revenues	425.4	404.7	837.3	793.0
Realized performance revenues	454.0	152.2	622.4	323.8
Realized principal investment income	37.8	22.1	67.8	38.0
Interest income	1.8	3.2	4.0	8.5
Total Segment Revenues	$919.0	$582.2	$1,531.5	$1,163.3
The following table sets forth our total segment expenses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$217.4	$210.1	$429.6	$413.9
Realized performance revenue related compensation	216.6	81.3	309.0	204.7
Total compensation and benefits	434.0	291.4	738.6	618.6
General, administrative, and other indirect expenses	55.6	58.1	117.2	106.4
Depreciation and amortization expense	9.2	9.2	18.3	16.6
Interest expense	24.8	25.1	47.1	48.3
Total Segment Expenses	$523.6	$383.8	$921.2	$789.9

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,252.7	$256.8	$2,417.0	$(532.2)
Adjustments:
Net unrealized performance revenues	(844.0)	(587.4)	(1,690.4)	(58.5)
Unrealized principal investment (income) loss(1)	(78.8)	459.5	(210.1)	724.2
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(2)	—	81.6	—	104.4
Equity-based compensation(3)	50.3	34.6	85.2	66.3
Acquisition or disposition-related charges (credits), including amortization of intangibles	11.3	7.1	30.3	10.1
Tax expense (benefit) associated with certain foreign performance fee revenues	(3.4)	0.7	(9.4)	11.9
Net (income) loss attributable to non-controlling interests in consolidated entities	(21.5)	(58.6)	(43.1)	38.4
Right-of-use asset impairment	26.8	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	2.0	4.1	4.0	8.8
(=) Distributable Earnings	$395.4	$198.4	$610.3	$373.4
(-) Realized net performance revenues(4)	237.4	70.9	313.4	119.1
(-) Realized principal investment income(4)	37.8	22.1	67.8	38.0
(+) Net Interest	23.0	21.9	43.1	39.8
(=) Fee Related Earnings	$143.2	$127.3	$272.2	$256.1

(1)    Adjustments to unrealized principal investment income (loss) during the three and six months ended June 30, 2020 are inclusive of $300.9 million and $211.8 million of unrealized gains, respectively, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the three and six months ended June 30, 2020.
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

(4) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,080.7	$(1,626.7)	$454.0
Performance revenues related compensation expense	994.0	(777.4)	216.6
Net performance revenues	$1,086.7	$(849.3)	$237.4

Principal investment income (loss)	$137.7	$(99.9)	$37.8

	Six Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$3,866.8	$(3,244.4)	$622.4
Performance revenues related compensation expense	1,860.6	(1,551.6)	309.0
Net performance revenues	$2,006.2	$(1,692.8)	$313.4

Principal investment income (loss)	$316.8	$(249.0)	$67.8

	Three Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,191.8	$(1,039.6)	$152.2
Performance revenues related compensation expense	535.6	(454.3)	81.3
Net performance revenues	$656.2	$(585.3)	$70.9

Principal investment income (loss)	$(512.6)	$534.7	$22.1

	Six Months Ended June 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$254.2	$69.6	$323.8
Performance revenues related compensation expense	93.1	111.6	204.7
Net performance revenues	$161.1	$(42.0)	$119.1

Principal investment income (loss)	$(765.9)	$803.9	$38.0
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$337.6	$156.5	$515.8	$291.3
Global Credit	29.6	28.1	52.7	59.9
Investment Solutions	28.2	13.8	41.8	22.2
Distributable Earnings	$395.4	$198.4	$610.3	$373.4
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$263.4	$262.5	$523.6	$531.2
Portfolio advisory and transaction fees, net and other	6.2	3.1	16.8	7.3
Total fund level fee revenues	269.6	265.6	540.4	538.5
Realized performance revenues	428.9	116.0	563.0	181.2
Realized principal investment income	24.0	16.3	47.7	26.5
Interest income	0.5	0.5	0.7	2.3
Total revenues	723.0	398.4	1,151.8	748.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	130.6	262.7	260.3
Realized performance revenues related compensation	193.6	51.8	253.8	81.5
Total compensation and benefits	327.2	182.4	516.5	341.8
General, administrative, and other indirect expenses	36.4	37.6	77.8	74.8
Depreciation and amortization expense	6.1	6.1	12.2	10.9
Interest expense	15.7	15.8	29.5	29.7
Total expenses	385.4	241.9	636.0	457.2
Distributable Earnings	$337.6	$156.5	$515.8	$291.3
(-) Realized Net Performance Revenues	235.3	64.2	309.2	99.7
(-) Realized Principal Investment Income	24.0	16.3	47.7	26.5
(+) Net Interest	15.2	15.3	28.8	27.4
(=) Fee Related Earnings	$93.5	$91.3	$187.7	$192.5

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 and Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Distributable Earnings
Distributable Earnings increased $181.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $224.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2020	$156.5	$291.3
Increases (decreases):
Increase (decrease) in fee related earnings	2.2	(4.8)
Increase in realized net performance revenues	171.1	209.5
Increase in realized principal investment income	7.7	21.2
(Decrease) increase in net interest	0.1	(1.4)
Total increase	181.1	224.5
Distributable Earnings, June 30, 2021	$337.6	$515.8

Realized Net Performance Revenues. Realized net performance revenues increased $171.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $209.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven by exit activity in our U.S. and Asia buyout funds, as well as our U.S. real estate and financial services funds. During the six months ended June 30, 2021 we realized performance revenues for the first time on our eighth U.S. real estate fund, our fourth Asia buyout fund, and our third Japan buyout fund. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30,		Six Months Ended June 30,
2021	2020	2021	2020
CP VI	CETP II	CP VI	CP IV
CAP IV	CGFSP II	CAP IV	CGFSP I
CRP V		CRP V	CERF
CRP VII		CGFSP II
CRP VIII		CRP VII
CRP VIII
CJP III

Realized Principal Investment Income. Realized principal investment income was $24.0 million for the three months ended June 30, 2021 as compared to realized principal investment income of $16.3 million for the three months ended June 30, 2020, primarily due to higher realized gains from our investments in U.S. buyout, U.S. real estate and international energy funds, partially offset by lower realized gains from investments in our Europe buyout and Europe growth funds.
Realized principal investment income was $47.7 million for the six months ended June 30, 2021 as compared to realized principal investment income of $26.5 million for the six months ended June 30, 2020, primarily due to higher realized gains from investments in our U.S. buyout, financial services, U.S. real estate and international energy funds, as well as realized gains compared to realized losses in 2020 from our investments in our U.S. growth funds, partially offset by lower realized gains from our investments in our Europe growth and Asia buyout funds.

Fee Related Earnings
Fee Related Earnings increased $2.2 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and decreased $4.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2020	$91.3	$192.5
Increases (decreases):
Increase in fee revenues	4.0	1.9
Increase in cash-based compensation and benefits	(3.0)	(2.4)
CCC litigation cost recovery in 2020(1)	—	(20.3)
Decrease in general, administrative and other indirect expenses	1.2	17.3
All other changes	—	(1.3)
Total increase (decrease)	2.2	(4.8)
Fee Related Earnings, June 30, 2021	$93.5	$187.7
(1) General, administrative and other indirect expenses during the six months ended June 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues increased $4.0 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $1.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Higher (lower) fund management fees	$0.9	$(7.6)
Higher portfolio advisory and transaction fees, net and other	3.1	9.5
Total increase in fee revenues	$4.0	$1.9

The increase in total fee revenues for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 was primarily due to higher management fees on CJP IV, which activated management fees in Q4 2020, as well as CRSEF, which had catch-up management fees of $3.1 million from its final closing in three months ended June 30, 2021, and CPI and CEP V. This increase was partially offset by lower management fees for funds on which management fees are based on invested capital and have had realizations over the last twelve months.
The decrease in fund management fees for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to CIEP II, which had catch-up management fees of $6.3 million in Q2 2020, and lower management fees for funds on which management fees are based on invested capital and have had realizations over the last twelve months. This decrease was partially offset by higher management fees for CJP IV, CRSEF, which had catch-up management fees in Q2 2021 mentioned above, as well as CPI and CEP V.
The increases in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to transaction fees related to investments in CJP IV and CEP V, as well as portfolio fees related to investments in CEOF II and CIEP II.
The total weighted-average management fee rates as of June 30, 2021 and 2020 were 1.25% and 1.26%. Fee-earning assets under management were $90.5 billion and $88.8 billion as of June 30, 2021 and 2020, respectively, an increase of $1.7 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $3.0 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $2.4 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $17.3 million, excluding the impact of litigation cost recoveries in 2020, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to lower professional fees and travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic, partially offset by negative foreign currency adjustments.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2021	2020
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$54,502	$52,530
Fee-earning AUM based on invested capital	29,406	31,409
Fee-earning AUM based on net asset value	3,817	2,475
Fee-earning AUM based on lower of cost or fair value	2,752	2,378
Total Fee-earning AUM	$90,477	$88,792
Weighted Average Management Fee Rates (2)
All Funds	1.25%	1.26%
Funds in Investment Period	1.37%	1.39%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$90,559	$91,979	$91,571	$94,811
Inflows (1)	966	804	1,602	1,604
Outflows (including realizations) (2)	(1,493)	(3,911)	(2,476)	(6,963)
Market Activity & Other (3)	316	(434)	412	(570)
Foreign Exchange (4)	129	354	(632)	(90)
Balance, End of Period	$90,477	$88,792	$90,477	$88,792
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
Fee-earning AUM was $90.5 billion at June 30, 2021, generally flat to March 31, 2021, as realizations of $1.5 billion in funds which charge fees based on invested capital were offset by $1.0 billion of inflows from new fee-paying commitments raised in CAP Growth II and CRSEF and capital deployment for funds that charge management fees on invested capital, as well as $0.4 billion of market activity and positive foreign exchange activity from the translation of our EUR-denominated funds’ AUM to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $90.5 billion at June 30, 2021, a decrease of $1.1 billion, or approximately 1%, compared to $91.6 billion at December 31, 2020. The decrease was driven by outflows of $2.5 billion primarily due to dispositions in funds which charge fees based on invested capital, as well as $0.6 billion in negative foreign exchange activity from the translation of our EUR-denominated funds’ AUM to USD. Partially offsetting the decrease were inflows of $1.6 billion primarily from new fee-paying commitments raised in CAP Growth II and CRSEF as well as investments in other funds which charge fees based on invested capital.
Fee-earning AUM was $90.5 billion at June 30, 2021, an increase of $1.7 billion, or approximately 2%, compared to $88.8 billion at June 30, 2020. The increase was driven by inflows of $5.4 billion primarily from new fee-paying commitments raised in CJP IV, CAP Growth II, and CRSEF, as well as investments in other funds which charge fees based on invested capital, $0.7 billion of market appreciation and $0.6 billion of positive foreign exchange activity from the translation of our EUR-denominated funds’ AUM to USD. Partially offsetting the increase were outflows of $5.0 billion primarily due to dispositions in funds which charge fees based on invested capital.
Total AUM as of and for the Three and Six Months Ended June 30, 2021
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$137,451	$131,780
Inflows (1)	6,747	8,144
Outflows (including realizations) (2)	(4,415)	(9,195)
Market Activity & Other (3)	10,202	20,258
Foreign Exchange (4)	163	(839)
Balance, End of Period	$150,148	$150,148
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

Total AUM was $150.1 billion at June 30, 2021, an increase of $12.6 billion compared to $137.5 billion as of March 31, 2021. The increase was driven by overall segment appreciation of $10.2 billion for the period, driven by appreciation of $3.0 billion in CP VI, $0.7 billion in CEOF II, $0.7 billion in CP VII, and $0.5 billion in CAP IV. Total AUM also increased as a result of $6.7 billion of fundraising, largely attributable to the first closing in CRP IX. Partially offsetting the increase were outflows of $4.4 billion primarily from distributions of investment proceeds in our U.S. Buyout, Asia Buyout and U.S. Real Estate funds.
Total AUM was $150.1 billion at June 30, 2021, an increase of $18.3 billion compared to $131.8 billion as of December 31, 2020. The increase was driven by overall segment appreciation of $20.3 billion for the period, as well as $8.1 billion of fundraising, partially offset by outflows of $9.2 billion primarily from distributions of investment proceeds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of June 30, 2021						As of June 30, 2021
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VII (May 2018 / May 2024)	$18,510	$13,466	73%	$544	$15,937	1.2x	20%	9%	$175	$905	2.6x	56%
CP VI (May 2013 / May 2018)	$13,000	$13,078	101%	$10,490	$20,879	2.4x	23%	18%	$1,558	$14,133	2.6x	28%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$26,225	$2,229	2.1x	18%	14%	$211	$27,121	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,436	€2,987	46%	€12	€3,353	1.1x	NM	NM	$—	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,752	€3,758	100%	€2,816	€3,539	1.7x	17%	11%	$261	€2,673	2.2x	27%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€10,997	€698	2.3x	19%	14%	$61	€11,563	2.5x	20%
CEP II (Sep 2003 / Sep 2007)	€1,805	€2,048	113%	€4,113	€26	2.0x	36%	20%	$4	€4,123	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$3,412	52%	$724	$4,307	1.5x	57%	31%	$120	$923	1.9x	164%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$4,168	$3,924	2.0x	20%	14%	$328	$4,677	3.3x	35%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,417	$419	1.9x	17%	12%	$43	$4,417	2.1x	19%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥24,472	9%	¥—	¥26,919	1.1x	NM	NM	$—	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥96,501	¥80,862	1.9x	20%	12%	$49	¥117,140	3.1x	33%
CJP II (Oct 2006 / Jul 2013)	¥165,600	¥141,867	86%	¥205,301	¥4,680	1.5x	7%	4%	$—	¥203,831	1.5x	7%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$870	87%	$13	$1,227	1.4x	34%	21%	$29	n/a	n/a	n/a
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,602	$525	2.3x	26%	19%	$39	$1,600	2.3x	28%
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,103	88%	$500	$2,964	1.6x	18%	12%	$114	$728	2.3x	43%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,174	105%	$1,505	$281	1.5x	12%	8%	$33	$1,359	1.8x	23%
CETP IV (Jul 2019 / Jul 2025)	€1,350	€762	56%	€—	€993	1.3x	50%	25%	$19	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,063	€741	3.0x	46%	33%	$60	€1,064	4.5x	53%
CGP II (Dec 2020 / Jan 2025)	$1,840	$175	10%	$—	$184	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$2,933	82%	$389	$3,358	1.3x	6%	5%	$39	$444	3.0x	70%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$120	1.3x	7%	2%	$—	$1,122	1.3x	7%
All Other Active Funds & Vehicles(10)		$17,052	n/a	$16,891	$11,224	1.6x	13%	10%	$66	$17,148	2.1x	17%
Fully Realized Funds & Vehicles(11)		$23,441	n/a	$59,581	$—	2.5x	28%	21%	$3	$59,581	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$119,912	n/a	$153,400	$79,668	1.9x	26%	18%	$3,213	$160,058	2.4x	27%
Real Estate
CRP VIII (Aug 2017 / May 2022)	$5,505	$3,524	64%	$1,341	$3,602	1.4x	40%	20%	$129	$1,351	1.8x	51%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,789	91%	$4,085	$2,070	1.6x	19%	12%	$85	$4,072	1.8x	25%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,167	93%	$3,636	$284	1.8x	27%	18%	$4	$3,535	2.0x	31%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,318	111%	$5,276	$697	1.8x	12%	9%	$120	$5,908	1.8x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,216	128%	$1,954	$15	1.6x	7%	4%	$—	$1,952	1.7x	7%
CPI (May 2016 / n/a)	$5,743	$3,580	62%	$792	$3,891	1.3x	16%	14%	$31	$469	1.7x	NM
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,447	€47	1.2x	4%	1%	$—	€2,447	1.2x	4%
All Other Active Funds & Vehicles(14)		$3,361	n/a	$3,038	$2,169	1.5x	10%	8%	$8	$2,763	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,228	n/a	$6,913	$2	1.3x	13%	6%	$—	$6,915	1.3x	13%
TOTAL REAL ESTATE(13)		$28,615	n/a	$29,934	$12,786	1.5x	12%	8%	$376	$29,864	1.6x	13%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$841	37%	$203	$806	1.2x	NM	NM	$5	n/a	n/a	n/a
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,339	94%	$960	$2,476	1.5x	15%	8%	$33	$1,467	2.2x	23%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,269	83%	$324	$1,381	1.3x	11%	6%	$—	n/a	n/a	n/a
CGIOF (Dec 2018 / Sep 2023)	$2,201	$914	42%	$90	$743	0.9x	NM	NM	$—	$37	2.1x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,311	54%	$99	$2,746	1.2x	10%	5%	$—	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,961	93%	$1,951	$4,039	1.2x	6%	4%	$—	$1,930	1.2x	22%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,346	93%	$3,062	$476	1.1x	2%	Neg	$—	$2,938	1.2x	8%
All Other Active Funds & Vehicles(17)		$3,146	n/a	$1,357	$2,810	1.3x	12%	10%	$8	$1,494	2.2x	26%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES		$20,318	n/a	$9,482	$15,476	1.2x	7%	3%	$46	$39,166	1.6x	11%

Legacy Energy Funds(16)		$16,741	n/a	$23,759	$413	1.4x	12%	6%	$(4)	$23,605	1.5x	14%

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
(19)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred.
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$86.1	$78.3	$166.1	$151.3
Portfolio advisory and transaction fees, net and other	9.4	15.2	18.2	17.8
Total fund level fee revenues	95.5	93.5	184.3	169.1
Realized performance revenues	—	5.5	0.1	26.5
Realized principal investment income	9.8	5.3	15.7	10.4
Interest income	1.2	2.6	3.2	5.7
Total revenues	106.5	106.9	203.3	211.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	55.6	54.5	109.3	103.6
Realized performance revenues related compensation	—	2.5	—	12.2
Total compensation and benefits	55.6	57.0	109.3	115.8
General, administrative, and other indirect expenses	13.0	13.1	24.8	18.7
Depreciation and amortization expense	2.0	1.8	3.9	3.4
Interest expense	6.3	6.9	12.6	13.9
Total expenses	76.9	78.8	150.6	151.8
(=) Distributable Earnings	$29.6	$28.1	$52.7	$59.9
(-) Realized Net Performance Revenues	—	3.0	0.1	14.3
(-) Realized Principal Investment Income	9.8	5.3	15.7	10.4
(+) Net Interest	5.1	4.3	9.4	8.2
(=) Fee Related Earnings	$24.9	$24.1	$46.3	$43.4

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 and Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Distributable Earnings
Distributable Earnings increased $1.5 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and decreased $7.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2020	$28.1	$59.9
Increases (decreases):
Increase in fee related earnings	0.8	2.9
Decrease in realized net performance revenues	(3.0)	(14.2)
Increase in realized principal investment income	4.5	5.3
Increase in net interest	(0.8)	(1.2)
Total increase (decrease)	1.5	(7.2)
Distributable Earnings, June 30, 2021	$29.6	$52.7
Realized Net Performance Revenues. Realized net performance revenues decreased $3.0 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and decreased $14.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to realized net performance revenues generated by our Asia structured credit fund in the three months ended June 30, 2020 and Carlyle Aviation Partners in the six months ended June 30, 2020.
Realized Principal Investment Income. Realized principal investment income increased $4.5 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $5.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher gains on investments in our structured credit funds, distressed credit carry funds and BDCs. The increase for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was partially offset by realized losses on investments in Carlyle Global Capital Markets and in our energy credit carry funds.

Fee Related Earnings
Fee Related Earnings increased $0.8 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $2.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2020	$24.1	$43.4
Increases (decreases):
Increase in fee revenues	2.0	15.2
Increase in cash-based compensation and benefits	(1.1)	(5.7)
CCC litigation cost recovery in 2020(1)	—	(6.3)
Decrease in general, administrative and other indirect expenses	0.1	0.2
All other changes	(0.2)	(0.5)
Total increase	0.8	2.9
Fee Related Earnings, June 30, 2021	$24.9	$46.3
(1) General, administrative and other indirect expenses during the six months ended June 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Fee revenues increased $2.0 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $15.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 v. 2020
	(Dollars in millions)
Higher fund management fees	$7.8	$14.8
(Lower) higher portfolio advisory and transaction fees, net and other	(5.8)	0.4
Total increase in fee revenues	$2.0	$15.2
The increase in fund management fees for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily driven by the deferral of $3.6 million and $7.6 million of subordinated management fees in certain of our CLOs during the three and six months ended June 30, 2020, respectively, which were subsequently recognized during the third quarter of 2020, as well as increased management fees from our structured credit funds, opportunistic credit carry funds, interval fund and Carlyle FRL. These increases were partially offset by lower management fees from our distressed credit and our energy credit carry funds.
The decrease in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily from transaction fees associated with Carlyle FRL during the three and six months ended June 30, 2020, partially offset by higher underwriting and placement fees associated with Carlyle Global Capital Markets during the three and six months ended June 30, 2021.
The weighted average management fee rate on our carry funds decreased from 1.27% at June 30, 2020 to 1.24% at June 30, 2021. The rate decrease was primarily due to the stepdown of CSP IV from commitments to invested capital, partially offset by new fee-paying commitments raised in SASOF V with a higher effective fee rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $1.1 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $5.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to increased headcount.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2021	2020
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,758	$5,018
Fee-earning AUM based on invested capital	8,025	5,286
Fee-earning AUM based on collateral balances, at par	28,111	25,811
Fee-earning AUM based on net asset value	1,645	1,407
Fee-earning AUM based on other (2)	5,346	4,308
Total Fee-earning AUM	$45,885	$41,830
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.24%	1.27%
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
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$43,286	$38,065	$42,133	$37,862
Inflows (1)	3,244	3,457	5,938	4,517
Outflows (including realizations) (2)	(955)	(412)	(2,276)	(1,310)
Market Activity & Other (3)	247	61	369	270
Foreign Exchange (4)	63	659	(279)	491
Balance, End of Period	$45,885	$41,830	$45,885	$41,830
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
Fee-earning AUM was $45.9 billion at June 30, 2021, an increase of $2.6 billion compared to $43.3 billion at March 31, 2021. This increase was driven by inflows of $3.2 billion primarily from investment activity in CCOF II and the closings of one new U.S. CLO and one new Europe CLO. This increase was partially offset by outflows of $1.0 billion due to runoff of CLO collateral balances. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $45.9 billion at June 30, 2021, an increase of $3.8 billion, or approximately 9%, compared to $42.1 billion at December 31, 2020. The increase was driven by inflows of $5.9 billion primarily related to the raising of additional U.S. and Europe CLOs and investment activity in our credit opportunities funds. This was partially offset by outflows of $2.3 billion primarily due to runoff of our CLO collateral balances and dispositions in other funds with fees tied to invested capital including CCOF I and CEMOF I.
Fee-earning AUM was $45.9 billion at June 30, 2021, an increase of $4.1 billion, or approximately 10%, compared to $41.8 billion at June 30, 2020. The increase was driven by inflows of $7.8 billion primarily related to the raising of additional U.S. and Europe CLOs and investment activity in our credit opportunities funds. This was partially offset by outflows of $4.9 billion primarily due to runoff of our CLO collateral balances, the stepdown of CSP IV from commitments to invested capital, and dispositions in other funds with fees tied to invested capital.
Total AUM as of and for the Three and Six Months Ended June 30, 2021.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$58,837	$55,881
Inflows (1)	2,450	5,648
Outflows (including realizations) (2)	(1,110)	(2,085)
Market Activity & Other (3)	835	1,927
Foreign Exchange (4)	69	(290)
Balance, End of Period	$61,081	$61,081
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

Total AUM was $61.1 billion at June 30, 2021, an increase of $2.3 billion, or approximately 4%, compared to $58.8 billion at March 31, 2021. The increase was driven by $2.5 billion of inflows primarily related to the closing of one new U.S. CLO and one new Europe CLO, as well as fundraising in infrastructure credit, aviation, and credit opportunities, and $0.8 billion of market appreciation and other activity primarily driven by carry fund appreciation. This increase was partially offset by $1.1 billion of outflows primarily due to runoff of CLO and other collateral balances.
Total AUM was $61.1 billion at June 30, 2021, an increase of $5.2 billion, or approximately 9%, compared to $55.9 billion at December 31, 2020. The increase was driven by $5.6 billion of inflows primarily related to the raising of additional U.S. and Europe CLOs, as well as fundraising in infrastructure credit, aviation, and credit opportunities, and $1.9 billion of market appreciation and other activity primarily driven by carry fund appreciation. This increase was partially offset by $2.1 billion of outflows primarily due to runoff of CLO and other collateral balances.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2021, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2021
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Clawback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,381	95%	$1,156	$1,755	1.2x	20%	8%	$20
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$837	$174	1.4x	20%	10%	$(2)
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$62	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$2,491	$833	33%	$6	$855	1.0x	NM	NM	$2
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,182	134%	$1,252	$2,541	1.2x	21%	15%	$48
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,699	60%	$786	$1,174	1.2x	6	1	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$894	$185	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$834	$769	1.2x	18%	13%	$28
All Other Active Funds & Vehicles(9)		$3,526	n/a	$2,926	$1,178	1.2x	8%	3%	$19
Fully Realized Funds & Vehicles(10)		$1,447	n/a	$1,988	$—	1.4x	12%	7%	$—
TOTAL GLOBAL CREDIT		$18,032	n/a	$13,111	$8,693	1.2x	11%	5%	$124
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF II, SASOF III, SASOF IV, and SASOF V.
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.
(11)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred.

Investment Solutions
    The following table presents our results of operations for our Investment Solutions(1) segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$60.3	$45.6	$112.3	$85.4
Portfolio advisory and transaction fees, net and other	—	—	0.3	—
Total fund level fee revenues	60.3	45.6	112.6	85.4
Realized performance revenues	25.1	30.7	59.3	116.1
Realized principal investment income	4.0	0.5	4.4	1.1
Interest income	0.1	0.1	0.1	0.5
Total revenues	89.5	76.9	176.4	203.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	28.2	25.0	57.6	50.0
Realized performance revenues related compensation	23.0	27.0	55.2	111.0
Total compensation and benefits	51.2	52.0	112.8	161.0
General, administrative, and other indirect expenses	6.2	7.4	14.6	12.9
Depreciation and amortization expense	1.1	1.3	2.2	2.3
Interest expense	2.8	2.4	5.0	4.7
Total expenses	61.3	63.1	134.6	180.9
(=) Distributable Earnings	$28.2	$13.8	$41.8	$22.2
(-) Realized Net Performance Revenues	2.1	3.7	4.1	5.1
(-) Realized Principal Investment Income	4.0	0.5	4.4	1.1
(+) Net Interest	2.7	2.3	4.9	4.2
(=) Fee Related Earnings	$24.8	$11.9	$38.2	$20.2
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE in periods prior to the sale were immaterial to the Investment Solutions segment. The $5.0 million gain on the sale and the $26.8 million right-of-use asset impairment, as a result of the sublease transaction (see Note 7), are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S. GAAP financial statements.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 and Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Distributable Earnings
Distributable Earnings increased $14.4 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $19.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2020	$13.8	$22.2
Increases (decreases):
Increase in fee related earnings	12.9	18.0
Decrease in realized net performance revenues	(1.6)	(1.0)
Increase in realized principal investment income	3.5	3.3
Increase in net interest	(0.4)	(0.7)
Total increase	14.4	19.6
Distributable Earnings, June 30, 2021	$28.2	$41.8
Investment Solutions had realized performance revenues of $59.3 million during the six months ended June 30, 2021. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $4.1 million during the six months ended June 30, 2021.
Realized Principal Investment Income. Realized principal investment income increased $3.5 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and $3.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to higher realized gains on investments on our secondaries funds.
Fee Related Earnings
Fee Related Earnings increased $12.9 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $18.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2020	$11.9	$20.2
Increases (decreases):
Increase in fee revenues	14.7	27.2
Increase in cash-based compensation and benefits	(3.2)	(7.6)
CCC litigation cost recovery in 2020(1)	—	(3.3)
Decrease in general, administrative and other indirect expenses	1.2	1.6
All other changes	0.2	0.1
Total increase	12.9	18.0
Fee Related Earnings, June 30, 2021	$24.8	$38.2
(1) General, administrative and other indirect expenses during the six months ended June 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues increased $14.7 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $27.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund in the second quarter of 2020 and our latest coinvestment fund in the second quarter of 2021, as well as $4.4 million in catch-up fees. These increases were partially offset by the impact of the sale of MRE on April 1, 2021, which had management fees of $5.9 million for the three months ended June 30, 2020.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $3.2 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020 and increased $7.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to increased headcount and higher projected year-end bonuses.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2021	2020
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$18,978	$14,244
Fee-earning AUM based on invested capital (2)	3,470	2,106
Fee-earning AUM based on net asset value	3,473	2,797
Fee-earning AUM based on lower of cost or fair market value	12,573	12,620
Total Fee-earning AUM	$38,494	$31,767
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$39,287	$28,202	$36,398	$28,384
Inflows (1)	1,882	5,410	6,511	6,447
Outflows (including realizations) (2)	(3,323)	(1,542)	(4,593)	(2,248)
Market Activity & Other (3)	515	(824)	805	(868)
Foreign Exchange (4)	133	521	(627)	52
Balance, End of Period	$38,494	$31,767	$38,494	$31,767
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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the three and six months ended June 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.3 billion of Fee-earning AUM as of March 31, 2021.
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
Fee-earning AUM was $38.5 billion at June 30, 2021, a decrease of $0.8 billion compared to $39.3 billion at March 31, 2021. This was driven by outflows of $3.3 billion, including the sale of MRE, which had Fee-Earning AUM of $2.3 billion as of March 31, 2021, as well as distributions in our AlpInvest carry funds. This decrease was partially offset by inflows of $1.9 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as appreciation of $0.5 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $38.5 billion at June 30, 2021, an increase of $2.1 billion, or approximately 6%, compared to $36.4 billion at December 31, 2020. The increase was driven by inflows, including fee-paying commitments, of $6.5 billion due to activation of previously raised mandates and purchases in our AlpInvest carry funds, and $0.8 billion of appreciation. These increases were partially offset by outflows of $4.6 billion, including the sale of MRE, as well as $0.6 billion of negative foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD.
Fee-earning AUM was $38.5 billion at June 30, 2021, an increase of $6.7 billion, or approximately 21%, compared to $31.8 billion at June 30, 2020. The increase was driven by inflows, including fee-paying commitments, of $10.8 billion due to activation of previously raised mandates and purchases in our AlpInvest carry funds, as well as the MRE carry funds prior to the sale of MRE on April 1, 2021. Also driving the increase was $0.9 billion of appreciation primarily in our AlpInvest carry funds and $1.1 billion of positive foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD. This was partially offset by outflows of $6.1 billion primarily from distributions in our AlpInvest carry funds and the sale of MRE.
Total AUM as of and for the Three and Six Months Ended June 30, 2021
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Dollars in millions)
Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$63,556	$58,108
Inflows (1)	1,248	4,446
Outflows (including realizations) (2)	(5,270)	(7,371)
Market Activity & Other (3)	4,765	10,807
Foreign Exchange (4)	349	(1,342)
Balance, End of Period	$64,648	$64,648
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital. Outflows also reflect the sale of MRE on April 1, 2021, which had $2.4 billion in Total AUM as of March 31, 2021.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to June 30, 2021.

(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $64.6 billion at June 30, 2021, an increase of $1.0 billion, or approximately 2%, compared to $63.6 billion at March 31, 2021. The increase was driven by $4.8 billion of market appreciation primarily in our AlpInvest carry funds and inflows of $1.2 billion billion related to fundraising in our AlpInvest funds. This was partially offset by outflows of $5.3 billion, including the sale of MRE, which had $2.4 billion in Total AUM as of March 31, 2021, and distributions in our AlpInvest carry funds.
Total AUM was $64.6 billion at June 30, 2021, an increase of $6.5 billion, or approximately 11%, compared to $58.1 billion at December 31, 2020. The increase was driven by $10.8 billion of market appreciation primarily in our AlpInvest carry funds and inflows of $4.4 billion related to fundraising in our AlpInvest funds. This was partially offset by outflows of $7.4 billion, including the sale of MRE, as well as $1.3 billion of negative foreign exchange activity from the translation of our AlpInvest Total AUM from EUR to USD.
Fund Performance Metrics
Fund performance information for our Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2021
Investment Solutions (1)(8)(13)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Clawback) (12)
			(Reported in Local Currency, in Millions)
Main Fund VI - Fund Investments	2015	€1,106	€984	€605	€1,241	€1,846	1.9x	27%	25%	$3
Main Fund V - Fund Investments	2012	€5,080	€5,363	€4,816	€5,919	€10,735	2.0x	20%	19%	$19
Main Fund IV - Fund Investments	2009	€4,877	€5,427	€7,645	€3,874	€11,519	2.1x	18%	18%	$2
Main Fund III - Fund Investments	2005	€11,500	€12,760	€19,547	€2,389	€21,936	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,781	€7,447	€264	€7,711	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,195	€6,880	€60	€6,940	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,388	$2,013	$252	$2,155	$2,407	1.2x	NM	NM	$14
AlpInvest Secondaries Fund VII	2020	$6,769	$1,414	$179	$1,516	$1,695	1.2x	NM	NM	$10
Main Fund VI - Secondary Investments	2017	$6,017	$4,928	$1,545	$5,348	$6,892	1.4x	17%	15%	$51
AlpInvest Secondaries Fund VI	2017	$3,333	$2,725	$808	$2,949	$3,757	1.4x	17%	13%	$34
Main Fund V - Secondary Investments	2011	€4,273	€4,143	€5,662	€1,678	€7,341	1.8x	21%	19%	$34
AlpInvest Secondaries Fund V	2012	$756	$652	$753	$317	$1,070	1.6x	17%	14%	$14
Main Fund IV - Secondary Investments	2010	€1,859	€1,925	€3,187	€127	€3,315	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,328	€3,526	€61	€3,588	1.5x	11%	10%	$—
Main Fund II - Secondary Investments	2003	€998	€993	€1,812	€8	€1,820	1.8x	27%	26%	$—
Main Fund VIII - Co-Investments	2021	$3,815	$127	$—	$126	$126	1.0x	NM	NM	$—
AlpInvest Co-Investment Fund VIII	2021	$3,614	$124	$—	$124	$124	1.0x	NM	NM	$—
Main Fund VII - Co-Investments	2017	$2,842	$2,487	$135	$3,715	$3,850	1.5x	23%	19%	$46
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,500	$75	$2,291	$2,366	1.6x	23%	19%	$31
Main Fund VI - Co-Investments	2014	€1,115	€937	€1,351	€1,078	€2,429	2.6x	28%	26%	$13
Main Fund V - Co-Investments	2012	€1,124	€1,029	€2,221	€790	€3,012	2.9x	29%	27%	$7
Main Fund IV - Co-Investments	2010	€1,475	€1,331	€3,244	€556	€3,799	2.9x	24%	22%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,734	€3,734	€329	€4,063	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€1,950	€2,512	€165	€2,676	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€747	€1,030	€9	€1,040	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$6,751	$2,703	$6,648	$9,351	1.4x	11%	10%	$61
Fully Realized Funds & Vehicles	Various		€2,126	€4,803	€2	€4,805	2.3x	35%	32%	$—
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$79,994	$99,448	$39,972	$139,420	1.7x	14%	13%	$250

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of June 30, 2021, these excluded investments represent $2.5 billion of AUM at AlpInvest.
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

(6)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying funds, before management fees, expenses and carried interest at the AlpInvest level.
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
(9)Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund XII - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, all ‘clean technology’ private equity investments, all strategic co-investment mandates that invest in co-investment opportunities arising out of an investor’s own separate private equity relationships and invitations, all strategic capital mandates, any state-focused investment mandates, and all other investors whose investments are not reflected in a Main Fund.
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
(12)Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $1.1 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.
(13)"Main Fund" entries represent a combination of a commingled fund and SMA vehicles which together comprise a "program" vintage. Indented lines shown for AlpInvest Secondaries Funds VII, VI, V and AlpInvest Co-Investment Funds VII and VIII reflect a breakout of the commingled fund, which is part of the larger program vintage.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of June 30, 2021. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.6 billion at June 30, 2021. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $1.4 billion as of June 30, 2021. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.35% at June 30, 2021). As of June 30, 2021, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility includes a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of June 30, 2021, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $210.0 million and $356.1 million at June 30, 2021 and December 31, 2020, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of June 30, 2021, $191.0 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of June 30, 2021, $250.0 million of these notes remain outstanding.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C. issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. In March 2014, an additional $200.0 million of these notes were issued at 104.315% of par and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these notes.
Subordinated Notes. In May 2021, Carlyle Finance L.L.C. issued $435.0 million aggregate principal amount of 4.625% subordinated notes due May 15, 2061. In June 2021, an additional $65.0 million aggregate principal amount of these subordinated notes were issued and are treated as a single series with the already outstanding $435.0 million aggregate principal amount. The subordinated notes are unsecured and subordinated obligations of the issuer and are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company. The indentures governing the subordinated notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness ranking on a parity with the subordinated notes or indebtedness ranking junior to the subordinated notes secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all of their assets. The subordinated notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time on or after June 15, 2026, prior to their stated maturity, at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed to no longer be deductible in the U.S., a “Tax Redemption Event”, the subordinated notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the subordinated notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
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
Our accrued performance allocations by segment as of June 30, 2021, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$6,679.7	$(18.4)	$6,661.3
Global Credit	231.9	(2.6)	229.3
Investment Solutions (1)	1,234.3	—	1,234.3
Total	$8,145.9	$(21.0)	$8,124.9
Plus: Accrued performance allocations from NGP Carry Funds			1.1
Less: Accrued performance allocation-related compensation			(4,043.8)
Less: Deferred taxes on certain foreign accrued performance allocations			(62.3)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(14.5)
Net accrued performance revenues before timing differences			4,005.4
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			1.2
Net accrued performance revenues attributable to The Carlyle Group Inc.			$4,006.6
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2021, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2020	Q2 2021	Q2 2020	Q2 2021	Q2 2020	Q2 2021
Overall Carry Fund Appreciation/(Depreciation)	5%	11%	(3)%	25%	1%	43%
Global Private Equity(2):							$3,631.6
Corporate Private Equity	13%	12%	3%	28%	7%	51%	3,213.2
Real Estate	2%	11%	1%	15%	6%	24%	376.3
Natural Resources	3%	9%	(19)%	17%	(23)%	23%	45.7

Global Credit Carry Funds	8%	8%	(13)%	16%	(17)%	32%	123.6

Investment Solutions Carry Funds (3)	(6)%	12%	(4)%	28%	3%	47%	251.4

Net Accrued Performance Revenues							$4,006.6
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
Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity. During the three months ended June 30, 2021, we sold approximately $142.5 million of investments in U.S. CLOs and used the proceeds to repay outstanding CLO borrowings (see Note 5 to the condensed consolidated financial statements).
Investments as of June 30, 2021 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,121.5	$374.9	$2,496.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(233.3)	—	(233.3)
Plus: Investments in Consolidated Funds, eliminated in consolidation	161.4	—	161.4
Less: Strategic equity method investments in NGP Management	—	(373.8)	(373.8)
Less: Investment in NGP general partners - accrued performance allocations	—	(1.1)	(1.1)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,049.6	$—	$2,049.6
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of June 30, 2021, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$807.0
Global Credit funds (2)	742.1
Investment Solutions funds (3)	63.9
Total investments in Carlyle Funds, excluding CLOs	1,613.0
Investments in CLOs	345.7
Other investments	90.9
Total investments attributable to The Carlyle Group Inc.	2,049.6
CLO loans and other borrowings attributable to The Carlyle Group Inc. (4)	(191.0)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,858.6
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $613.3 million as of June 30, 2021.
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
(4) Of the $210.0 million in total CLO borrowings as of June 30, 2021 and as disclosed in Note 5 to the consolidated financial statements, $191.0 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $19.0 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to distribution year 2021, the Board of Directors has declared a dividend to common stockholders totaling approximately $178.0 million, or $0.50 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2021
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2021	$0.25	$88.7	May 11, 2021	May 19, 2021
Q2 2021	0.25	89.3	August 10, 2021	August 17, 2021
Total	$0.50	$178.0

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

Dividends to common stockholders paid during the six months ended June 30, 2021 totaled $177.4 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020. Dividends to common stockholders paid during the six months ended June 30, 2020 totaled $174.6 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019.
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

Since our inception through June 30, 2021, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2021, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$2,701.4
Global Credit	346.6
Investment Solutions	301.2
Total	$3,349.2
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
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate from its maximum remaining repurchase amount of $139.1 million. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the six months ended June 30, 2021, we paid an aggregate of $25.0 million to repurchase and retire approximately 0.6 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of June 30, 2021, $175.0 million of repurchase capacity remains under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$595.3	$(76.9)
Net cash used in investing activities	(11.7)	(23.7)
Net cash provided by (used in) financing activities	69.7	(160.0)
Effect of foreign exchange rate changes	(25.7)	(8.4)
Net change in cash, cash equivalents and restricted cash	$627.6	$(269.0)

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
Cash flows from operating activities during the six months ended June 30, 2021 and 2020, excluding the activities of our Consolidated Funds, were $580.7 million and $61.8 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During both the six months ended June 30, 2021 and 2020, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.4 billion and $1.1 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.7 billion for both the six months ended June 30, 2021 and 2020.

Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2021, investment proceeds were $398.2 million while investment purchases were $103.4 million. During the six months ended June 30, 2020, investment proceeds were $166.2 million as compared to purchases of $244.2 million.
The net cash provided by operating activities for the six months ended June 30, 2021 and 2020 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2021, purchases of investments by the Consolidated Funds were $2,700.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2,426.9 million. For the six months ended June 30, 2020, purchases of investments by the Consolidated Funds were $1,046.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,088.6 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the six months ended June 30, 2021, cash used in investing activities principally reflects purchases of fixed assets, partially offset by proceeds received from the sale of MRE of $5.9 million. Purchases of fixed assets were $17.6 million and $23.7 million for the six months ended June 30, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the six months ended June 30, 2021 and 2020, excluding the activities of our Consolidated Funds, was $68.5 million and $(293.5) million, respectively. During the six months ended June 30, 2021, the Company received proceeds of $484.2 million from the issuance of subordinated notes, and made $141.8 million of net repayments on borrowings used to finance a portion of our investments in the CLOs. We made no borrowings or repayments under the revolving credit facilities during the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company received net proceeds of $263.8 million from borrowings and made $295.6 million in repayments under the revolving credit facilities. The Company also paid $68.8 million in both January 2020 and 2021, representing the first and second annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $177.4 million and $174.6 million for the six months ended June 30, 2021 and 2020, respectively. The Company paid $25.0 million and $26.4 million for the six months ended June 30, 2021 and 2020, respectively, to repurchase and retire 0.6 million and 1.1 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2021 and 2020 were $(15.9) million and $134.6 million, respectively. Contributions from non-controlling interest holders were $44.4 million and $14.0 million for the six months ended June 30, 2021 and 2020, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2021 and 2020, distributions to non-controlling interest holders were $42.9 million and $35.2 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $19.6 billion at June 30, 2021, an increase of $4.0 billion from December 31, 2020. The increase in total assets was primarily attributable to a $3.3 billion increase in investments, including performance allocation and an increase in cash and cash equivalents of $0.6 billion. The increase in investments, including performance allocations, was largely driven by appreciation across our portfolio. The increase in cash was primarily due to the issuance of $500 million in subordinated notes and the receipt of management fees and realized performance revenues, partially offset by the payment of deferred consideration related to our acquisition of Carlyle Aviation Partners, payment of the second installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $1.6 billion and $1.0 billion at June 30, 2021 and December 31, 2020, respectively.
Total liabilities were $15.0 billion at June 30, 2021, an increase of $2.3 billion from December 31, 2020. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $1.3 billion due to the corresponding increase in accrued performance allocations as well as an increase in debt obligations of $336.6 million driven by the issuance of $500 million in subordinated notes, partially offset by the repayment of our U.S. CLO term loans.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2021, our total assets without the effect of the Consolidated Funds were $13.3 billion, including cash and cash equivalents of $1.6 billion and net accrued performance revenues of $4.0 billion.
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
In June 2021, the Company entered into agreements with financial institutions pursuant to which it provided the guarantee for revolving credit facilities of an investment fund that is actively fundraising in Global Private Equity segment. The maximum aggregate amount available under the facilities is $2.0 billion. These facilities expire upon the earlier of six months or at such time that the investment fund enters into a subscription credit facility with a maximum capacity of at least $2.0 billion. The Company has not funded any amounts under this guarantee to date, and believes the likelihood of any material funding to be remote.
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2021 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2021 to Dec. 31, 2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$271.2	$16.6	$2,047.2	$2,335.0
Interest payable (2)	54.3	202.7	191.8	1,912.8	2,361.6
Other consideration (3)	1.6	196.4	83.8	—	281.8
Operating lease obligations (4)	27.8	121.3	106.8	397.9	653.8
Capital commitments to Carlyle funds (5)	3,353.5	—	—	—	3,353.5
Tax receivable agreement payments (6)	—	23.1	6.3	68.6	98.0
Loans payable of Consolidated Funds (7)	44.3	175.7	175.9	5,908.6	6,304.5
Unfunded commitments of the CLOs (8)	4.7	—	—	—	4.7
Consolidated contractual obligations	3,486.2	990.4	581.2	10,335.1	15,392.9
Loans payable of Consolidated Funds (7)	(44.3)	(175.7)	(175.9)	(5,908.6)	(6,304.5)
Capital commitments to Carlyle funds (5)	(2,819.3)	—	—	—	(2,819.3)
Unfunded commitments of the CLOs (8)	(4.7)	—	—	—	(4.7)
Carlyle Operating Entities contractual obligations	$617.9	$814.7	$405.3	$4,426.5	$6,264.4
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
(2)The interest rates on the debt obligations as of June 30, 2021 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, 3.875% on $250.0 million under the revolving credit facility, and a range of approximately 1.36% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2021, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 8.76%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $25.1 million at June 30, 2021 as we are unable to estimate when such amounts may be paid.

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
For our strategic investment in Fortitude Re, the contingent cash payments relate to performance-based contingent cash consideration payable to Carlyle FRL for further payment to AIG following December 31, 2023. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of June 30, 2021 is $195.1 million versus the amounts recognized on the balance sheet of $119.3 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of June 30, 2021.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2020 through June 30, 2021 is as follows:

	Shares as of December 31, 2020	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of June 30, 2021
The Carlyle Group Inc. common shares	353,520,576	1,571,706	—	(630,133)	354,462,149
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2020 through June 30, 2021 relate to the vesting of the Company’s restricted stock units during the six months ended June 30, 2021.
The total shares as of June 30, 2021 as shown above exclude approximately 2.9 million common shares in connection with the vesting of restricted stock units subsequent to June 30, 2021 that will participate in the common shareholder dividend that will be paid August 17, 2021.
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
There was no material change in our market risks during the three months ended June 30, 2021. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended June 30, 2021 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
April 1, 2021 to April 30, 2021 (1)	—	$—	—	$190.0
May 1, 2021 to May 31, 2021 (1)(2)	349,961	$42.86	349,961	$175.0
June 1, 2021 to June 30, 2021 (1)	—	$—	—	$175.0
Total	349,961		349,961

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

4.1
Subordinated Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to The Carlyle Group Inc. Current Report on Form 8-K filed on May 11, 2021).

4.2
First Supplemental Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to The Carlyle Group Inc. Current Report on Form 8-K filed on May 11, 2021).

4.3
Second Supplemental Indenture dated as of June 8, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to The Carlyle Group Inc. Current Report on Form 8-K filed on June 8, 2021).

4.4	Form of 4.625% Subordinated Note due 2061 (incorporated by reference to Exhibit 4.4 to The Carlyle Group Inc. Current Report on Form 8-K filed on June 8, 2021).

10.1+	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to The Carlyle Group Inc. Current Report on Form 8-K filed on June 1, 2021).

22 *	Senior and Subordinated Notes, Issuers and Guarantors

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: July 29, 2021	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)