Form 10-Q
period 2021-09-30
Carlyle Group Inc.
filed 2021-10-28
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
As of October 25, 2021, there were 356,527,526 shares of common stock of the registrant outstanding.

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

•Global Private Equity: Buyout, middle market and growth capital, real estate, and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Global Investment Solutions (previously referred to as “Investment Solutions”): Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside a carry fund.

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
    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”), the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP, as well as capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside a carry fund.

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
“Metropolitan” refers to Metropolitan Real Estate Management, LLC, which was included in the Global Investment Solutions business segment prior to its sale on April 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$2,399.0	$987.6
Cash and cash equivalents held at Consolidated Funds	134.8	148.6
Restricted cash	6.9	2.0
Investments, including accrued performance allocations of $8,100.3 million and $4,968.6 million as of September 30, 2021 and December 31, 2020, respectively	10,678.5	7,380.9
Investments of Consolidated Funds	6,469.7	6,056.9
Due from affiliates and other receivables, net	293.4	272.5
Due from affiliates and other receivables of Consolidated Funds, net	173.7	89.1
Fixed assets, net	139.2	149.2
Lease right-of-use assets, net	364.4	361.1
Deposits and other	72.4	51.7
Intangible assets, net	36.9	48.7
Deferred tax assets	19.8	96.5
Total assets	$20,788.7	$15,644.8
Liabilities and equity
Debt obligations	$2,370.7	$1,970.9
Loans payable of Consolidated Funds	5,955.1	5,563.0
Accounts payable, accrued expenses and other liabilities	374.5	286.3
Accrued compensation and benefits	4,710.2	3,222.6
Due to affiliates	391.2	436.7
Deferred revenue	334.0	89.0
Deferred tax liabilities	433.4	57.8
Other liabilities of Consolidated Funds	619.5	556.1
Lease liabilities	542.4	513.5
Accrued giveback obligations	24.7	18.7
Total liabilities	15,755.7	12,714.6
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (356,527,526 and 353,520,576 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	3.6	3.5
Additional paid-in-capital	2,671.7	2,546.2
Retained earnings	2,324.1	348.2
Accumulated other comprehensive loss	(240.2)	(208.7)
Non-controlling interests in consolidated entities	273.8	241.0
Total equity	5,033.0	2,930.2
Total liabilities and equity	$20,788.7	$15,644.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Fund management fees	$407.5	$363.8	$1,182.9	$1,091.5
Incentive fees	13.1	9.1	33.0	27.0
Investment income (loss)
Performance allocations	974.5	477.4	4,841.3	731.6
Principal investment income (loss)	160.4	106.7	477.2	(659.2)
Total investment income	1,134.9	584.1	5,318.5	72.4
Interest and other income	21.9	21.3	63.3	64.5
Interest and other income of Consolidated Funds	62.1	56.3	185.3	164.5
Total revenues	1,639.5	1,034.6	6,783.0	1,419.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	224.9	222.2	685.2	639.0
Equity-based compensation	42.4	18.7	122.0	78.3
Performance allocations and incentive fee related compensation	495.2	250.6	2,355.8	343.7
Total compensation and benefits	762.5	491.5	3,163.0	1,061.0
General, administrative and other expenses	99.6	91.1	300.4	240.9
Interest	27.9	23.0	76.4	72.8
Interest and other expenses of Consolidated Funds	44.6	37.2	133.5	122.1
Other non-operating expenses	3.5	0.6	1.0	1.3
Total expenses	938.1	643.4	3,674.3	1,498.1
Other income (loss)
Net investment income (loss) of Consolidated Funds	(0.1)	23.9	9.6	(38.9)
Income (loss) before provision for income taxes	701.3	415.1	3,118.3	(117.1)
Provision for income taxes	153.9	82.4	733.5	54.7
Net income (loss)	547.4	332.7	2,384.8	(171.8)
Net income (loss) attributable to non-controlling interests in consolidated entities	14.6	37.2	57.7	(1.2)
Net income (loss) attributable to The Carlyle Group Inc.	$532.8	$295.5	$2,327.1	$(170.6)
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$1.50	$0.84	$6.56	$(0.49)
Diluted	$1.46	$0.82	$6.42	$(0.49)
Weighted-average common shares
Basic	355,954,734	351,567,631	354,903,371	349,468,329
Diluted	364,740,675	358,405,845	362,471,998	349,468,329
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$547.4	$332.7	$2,384.8	$(171.8)
Other comprehensive income (loss)
Foreign currency translation adjustments	(18.0)	27.0	(41.2)	16.3
Unrealized losses on Fortitude Re available-for-sale securities	—	—	—	(20.0)
Defined benefit plans
Unrealized gain (loss) for the period	0.4	(0.4)	2.3	(2.2)
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.5	0.4	1.6	1.3
Other comprehensive income (loss)	(17.1)	27.0	(37.3)	(4.6)
Comprehensive income (loss)	530.3	359.7	2,347.5	(176.4)
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	9.4	42.4	51.9	(8.8)
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$520.9	$317.3	$2,295.6	$(167.6)
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0
Shares repurchased	(1.2)	—	—	(59.5)	—	—	(59.5)
Equity-based compensation	—	0.1	50.0	—	—	—	50.1
Shares issued for equity-based awards	3.2	—	—	—	—	—	—
Contributions	—	—	—	—	—	12.8	12.8
Distributions	—	—	—	(89.3)	—	(33.4)	(122.7)
Net income	—	—	—	532.8	—	14.6	547.4
Currency translation adjustments	—	—	—	—	(12.8)	(5.2)	(18.0)
Defined benefit plans, net	—	—	—	—	0.9	—	0.9
Balance at September 30, 2021	356.5	$3.6	$2,671.7	$2,324.1	$(240.2)	$273.8	$5,033.0

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(1.9)	—	—	(84.5)	—	—	(84.5)
Equity-based compensation	—	0.1	125.5	—	—	—	125.6
Shares issued for equity-based awards	4.9	—	—	—	—	—	—
Contributions	—	—	—	—	—	57.2	57.2
Distributions	—	—	—	(266.7)	—	(76.3)	(343.0)
Net income	—	—	—	2,327.1	—	57.7	2,384.8
Currency translation adjustments	—	—	—	—	(35.4)	(5.8)	(41.2)
Defined benefit plans, net	—	—	—	—	3.9	—	3.9
Balance at September 30, 2021	356.5	$3.6	$2,671.7	$2,324.1	$(240.2)	$273.8	$5,033.0

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

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$2,384.8	$(171.8)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	40.5	38.9
Right-of-use asset impairment, net of broker fees	24.8	—
Equity-based compensation	122.0	78.3
Non-cash performance allocations and incentive fees	(1,662.3)	(239.6)
Non-cash principal investment (income) loss	(458.3)	646.3
Other non-cash amounts	20.7	(3.5)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(100.3)	219.2
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	90.7	(180.3)
Purchases of investments by Consolidated Funds	(3,864.4)	(2,049.1)
Proceeds from sale and settlements of investments by Consolidated Funds	3,631.7	1,571.4
Non-cash interest income, net	(9.0)	(4.6)
Change in cash and cash equivalents held at Consolidated Funds	43.5	(258.2)
Change in other receivables held at Consolidated Funds	(78.7)	(20.0)
Change in other liabilities held at Consolidated Funds	43.4	149.4
Other non-cash amounts of Consolidated Funds	—	0.4
Purchases of investments	(178.0)	(293.7)
Proceeds from the sale of investments	533.8	233.6
Payments of contingent consideration	(50.0)	—
Changes in deferred taxes, net	449.1	4.7
Change in due from affiliates and other receivables	(21.4)	(8.3)
Change in deposits and other	(23.3)	(1.3)
Change in accounts payable, accrued expenses and other liabilities	90.9	(57.5)
Change in accrued compensation and benefits	17.3	73.0
Change in due to affiliates	1.4	(31.5)
Change in lease right-of-use assets and lease liabilities	5.9	(6.7)
Change in deferred revenue	247.6	200.3
Net cash provided by (used in) operating activities	1,302.4	(110.6)
Cash flows from investing activities
Purchases of fixed assets, net	(27.0)	(37.3)
Proceeds from sale of MRE, net of cash sold	5.9	—
Proceeds from sale of Brazil management entity, net of cash sold	3.3	—
Net cash used in investing activities	(17.8)	(37.3)
Cash flows from financing activities
Borrowings under credit facilities	70.0	287.1
Repayments under credit facilities	—	(300.6)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.1	—
Payments on debt obligations	(231.5)	(2.7)
Proceeds from debt obligations, net of financing costs	87.5	20.5
Net borrowings (payments) on loans payable of Consolidated Funds	165.2	594.6
Payments of contingent consideration	(0.1)	(0.3)
Dividends to common stockholders	(266.7)	(262.9)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	57.2	24.2
Distributions to non-controlling interest holders	(76.3)	(53.5)
Common shares repurchased	(84.5)	(26.4)
Change in due to/from affiliates financing activities	21.8	40.9
Net cash provided by financing activities	157.9	252.1
Effect of foreign exchange rate changes	(26.2)	6.6
Increase in cash, cash equivalents and restricted cash	1,416.3	110.8
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$2,405.9	$938.8
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$—	$53.9
Net asset impact of deconsolidation of Consolidated Funds	$(34.4)	$—
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,399.0	$938.4
Restricted cash	6.9	0.4
Total cash, cash equivalents and restricted cash, end of period	$2,405.9	$938.8

Cash and cash equivalents held at Consolidated Funds	$134.8	$377.8
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
Prior to the Conversion, the Company recorded significant non-controlling interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”), the holdings partnerships through which the Company and senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in the business. In the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. As a result, in periods following the Conversion, the consolidated balance sheet and statement of operations of The Carlyle Group Inc. does not reflect any non-controlling interests in Carlyle Holdings, and net income (loss) attributable to Carlyle Holdings refers to the net income (loss) of The Carlyle Group Inc. and its consolidated subsidiaries, net of non-controlling interests in consolidated entities. Additionally, at the time of the exchange, certain senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C., which is wholly owned by our founders and other senior Carlyle professionals. As a result, we were a “controlled company” and qualified for exceptions from certain corporate governance and other requirements of the rules of The Nasdaq Global Select Market (“Nasdaq”). As of August 5, 2021, the Company no longer qualifies as a “controlled company” under the Nasdaq rules.
Carlyle is one of the world’s largest global investment firms that originates, structures, and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt, and other investment opportunities. Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, private credit funds, collateralized loan obligations (“CLOs”), and other investment products sponsored by the Company for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions (see Note 14).
On August 31, 2021, the Company sold 100% of its interest in its local Brazilian management entity and entered into a sub-advisory agreement with the acquiring company, which will provide advisory services with respect to Carlyle’s Brazilian portfolio. The Company recorded a loss on the sale and related transaction costs of $4.7 million, which are included in other non-operating expenses (income) on the unaudited condensed consolidated statements of operations, as well as a foreign currency translation loss of $14.7 million related to amounts previously recorded in accumulated other comprehensive income, which is primarily included in general, administrative and other expenses on the unaudited condensed consolidated statements of operations. These amounts are excluded from the Company’s segment reporting.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.8 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2021, the Company held $172.8 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain Global Investment Solutions carry funds, certain CLOs and its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct or indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Investments	$882.7	$988.6
Accrued performance revenues	330.0	177.1
Management fee receivables	27.9	26.5
Total	$1,240.6	$1,192.2
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2021 and December 31, 2020.
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
Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the lower of cost or fair value of the capital invested, (ii) the net asset value for unrealized investments, or (iii) the contributions for unrealized investments; however, certain separately managed accounts earn management fees at all times on contributions for unrealized investments or on the initial commitment amount. Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
As of September 30, 2021 and December 31, 2020, management fee receivables, net of allowances for credit losses, were $135.5 million and $102.7 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $21.9 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and $54.3 million and $25.5 million for the nine months ended September 30, 2021 and 2020, respectively, net of any offsets as defined in the respective partnership agreements.
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
For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds, certain credit funds, and external co-investment vehicles, up to 25% on certain Global Private Equity funds in the event performance benchmarks are achieved, or approximately 2% to 12.5% for most of the Global Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $56.9 million and $50.8 million for the three months ended September 30, 2021 and 2020, respectively, and $170.4 million and $155.0 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Credit Losses
Under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the Company measures all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocation related compensation over a threshold amount may be distributed in fully vested newly issued shares of the Company’s common stock. These shares will be accounted for as performance allocations and incentive fee related compensation and will not result in incremental compensation expense. As of September 30, 2021 and December 31, 2020, the Company had recorded a liability of $4.1 billion and $2.5 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Investments, at Fair Value
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2021, $148.8 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 5 for additional information.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $1.8 million and $3.7 million during the three months ended September 30, 2021 and 2020, respectively, and $8.4 million and $10.9 million during the nine months ended September 30, 2021 and 2020, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the nine months ended September 30, 2021 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2021 and December 31, 2020 were as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Currency translation adjustments	$(216.8)	$(181.4)
Unrealized losses on defined benefit plans	(23.4)	(27.3)
Total	$(240.2)	$(208.7)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(9.9) million and $(2.6) million for the three months ended September 30, 2021 and 2020, respectively, and $(11.8) million and $18.9 million for the nine months ended September 30, 2021 and 2020, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2021:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$18.9	$18.9
Bonds	—	—	581.1	581.1
Loans	—	—	5,852.9	5,852.9
	—	—	6,452.9	6,452.9
Investments in CLOs and other(1)	1.4	45.6	423.4	470.4
Subtotal	$1.4	$45.6	$6,876.3	$6,923.3
Investments measured at net asset value(2)				33.9
Total				$6,957.2
Liabilities
Loans payable of Consolidated Funds(3)	$—	$—	$5,938.3	$5,938.3
Foreign currency forward contracts	—	0.2	—	0.2
Total	$—	$0.2	$5,938.3	$5,938.5

(1)The Level III balance excludes a corporate investment in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. In July 2021, the Company remeasured this investment to a fair value of $36.6 million due to an observable price change. As such, the fair value of $36.6 million is not as of September 30, 2021. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(2)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $16.8 million relates to investments of consolidated funds.
(3)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
CLO Investments and CLO Loans Payable – The Company measures the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Company believes the fair value of the financial assets are more observable. The fair values of the CLO assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. Generally, the assets of the CLOs are not publicly traded and are classified as Level III. Similar to the CLO assets, the fair values of the CLO structured asset positions are

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

primarily determined based on relevant pricing services or, in certain instances, discounted cash flow analyses. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers. The Company performs certain procedures to ensure the reliability of the quotations from pricing services for its CLO assets and CLO structured asset positions, which generally includes corroborating prices with a discounted cash flow analysis.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other	Total
Balance, beginning of period	$18.3	$542.0	$5,543.6	$431.5	$6,535.4
Consolidation of funds (1)	3.3	—	490.4	(3.0)	490.7
Purchases	0.1	108.1	1,058.4	9.6	1,176.2
Sales and distributions	(1.2)	(44.0)	(781.0)	(14.9)	(841.1)
Settlements	—	(0.2)	(378.4)	—	(378.6)
Realized and unrealized gains (losses), net
Included in earnings	(1.3)	(11.3)	13.3	6.9	7.6
Included in other comprehensive income	(0.3)	(13.5)	(93.4)	(6.7)	(113.9)
Balance, end of period	$18.9	$581.1	$5,852.9	$423.4	$6,876.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.9)	$1.5	$(4.2)	$7.3	$2.7
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.3)	$(13.7)	$(92.3)	$(6.7)	$(113.0)

	Financial Assets
	Nine Months Ended September 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs and other (2)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$570.8	$6,627.7
Deconsolidation/consolidation of funds (1)	5.7	—	314.2	23.1	343.0
Purchases	0.6	472.0	3,375.3	71.7	3,919.6
Sales and distributions	(3.5)	(405.2)	(2,199.0)	(254.9)	(2,862.6)
Settlements	—	(3.8)	(1,020.2)	—	(1,024.0)
Realized and unrealized gains (losses), net
Included in earnings	7.3	(1.3)	103.1	16.5	125.6
Included in other comprehensive income	(0.6)	(31.0)	(217.6)	(3.8)	(253.0)
Balance, end of period	$18.9	$581.1	$5,852.9	$423.4	$6,876.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$5.2	$7.7	$61.1	$16.3	$90.3
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.4)	$(22.0)	$(185.3)	$(3.8)	$(211.5)

(1) As a result of the consolidation of one CLO during the three months ended September 30, 2021 and two CLOs during the nine months ended September 30, 2021, the investments that the Company held in those CLOs are now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of one CLO during the nine months ended September 30, 2021, the investment that the Company held in that CLO is no longer eliminated in consolidation and is now included in investments in CLOs and other.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$5,373.9	$4,412.0
Consolidation of funds	480.0	—
Borrowings	1,133.0	745.2
Paydowns	(712.0)	(1.3)
Sales	(237.5)	(260.4)
Realized and unrealized (gains) losses, net
Included in earnings	(2.4)	139.1
Included in other comprehensive income	(96.7)	147.1
Balance, end of period	$5,938.3	$5,181.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$3.7	$139.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(127.0)	$147.1

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$5,563.0	$4,685.2
Deconsolidation/consolidation of funds	360.8	—
Borrowings	1,966.6	1,886.9
Paydowns	(1,303.0)	(1,092.0)
Sales	(515.2)	(260.4)
Realized and unrealized (gains) losses, net
Included in earnings	90.7	(188.5)
Included in other comprehensive income	(224.6)	150.5
Balance, end of period	$5,938.3	$5,181.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$98.1	$(203.4)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(281.4)	$158.9

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2021:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2021
Assets
Investments of Consolidated Funds:
Equity securities	$18.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 74.50 (0.66)

Bonds	581.1	Consensus Pricing	Indicative Quotes (% of Par)	94 - 109 (100)
Loans	5,834.3	Consensus Pricing	Indicative Quotes (% of Par)	37 - 109 (99)
	18.6	Discounted Cash Flow	Discount Rates	3% - 8% (6%)
	6,452.9
Investments in CLOs and other:
Senior secured notes	274.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	84 - 101 (99)
			Discount Margins (Basis Points)	50 - 1,330 (256)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	69.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	43 - 88 (72)
			Discount Rates	10% - 25% (17%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)

BDC preferred shares	71.8	Discounted Cash Flow	Discount Rates	7% - 7% (7%)
Aviation subordinated notes	6.9	Discounted Cash Flow	Discount Rates	16% - 16% (16%)
Total	$6,876.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,700.1	Other (1)	N/A	N/A
Subordinated notes and preferred shares	238.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	42 - 77 (56)
			Discount Rates	15% - 25% (20%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Total	$5,938.3

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Investments
Investments consist of the following:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations	$8,100.3	$4,968.6
Principal equity method investments, excluding performance allocations	2,039.3	1,810.8
Principal investments in CLOs and other	538.9	601.5
Total	$10,678.5	$7,380.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$6,485.7	$3,926.1
Global Credit	262.8	132.3
Global Investment Solutions (1)	1,351.8	910.2
Total	$8,100.3	$4,968.6
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
Approximately 30% and 41% of accrued performance allocations at September 30, 2021 and December 31, 2020, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 6), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(6.3)	(0.3)
Total	$(24.7)	$(18.7)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its strategic investments in Fortitude Re (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Global Private Equity	$1,220.2	$1,082.1
Global Credit	749.1	671.9
Global Investment Solutions	70.0	56.8
Total	$2,039.3	$1,810.8
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
The Company entered into a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. If Fortitude Holdings fails to allocate an agreed upon amount of assets to the Company’s asset management strategies and vehicles within 30 to 36 months of the closing of the Minority Transaction, the Company may be entitled to certain payments from Fortitude Holdings based on the commitment shortfall and assumed customary rates. As of September 30, 2021, Fortitude Holdings and AIG have committed approximately $6.3 billion of capital to-date to various Carlyle strategies, and the Company does not expect to receive any payments for a commitment shortfall.
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
At the time the Company contributed its existing 19.9% stake in Fortitude Holdings to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million in the three months ended June 30, 2020. As of September 30, 2021, the Company’s investment in Carlyle FRL was $655.7 million, relative to its cost of $465.3 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude Holdings. Refer to Note 4 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 for summarized financial information of Fortitude Holdings for the three and six months ended June 30, 2020, given the significance of the results of Fortitude Holdings relative to the Company’s results prior to the contribution of its interest to Carlyle FRL.
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
The Company’s investments in NGP as of September 30, 2021 and December 31, 2020 are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Investment in NGP Management	$372.5	$373.5
Investments in NGP general partners - accrued performance allocations	2.9	—
Principal investments in NGP funds	62.3	51.4
Total investments in NGP	$437.7	$424.9

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and nine months ended September 30, 2021 and 2020.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.2	$18.6	$54.9	$56.8
Expenses related to the investment in NGP Management	(2.9)	(2.9)	(8.1)	(8.6)
Amortization of basis differences from the investment in NGP Management	(0.7)	(1.1)	(2.1)	(3.2)
Net investment income from NGP Management	$14.6	$14.6	$44.7	$45.0
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $2.1 million and $4.2 million as of September 30, 2021 and December 31, 2020, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $1.7 million and $2.8 million of net investment earnings related to these performance allocations for both the three and nine months ended September 30, 2021, respectively. There were no net investment earnings (losses) related to these performance allocations for the three and nine months ended September 30, 2020.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $5.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $16.8 million and $(14.0) million for the nine months ended September 30, 2021 and 2020, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of September 30, 2021 and December 31, 2020 were $538.9 million and $601.5 million, respectively, and primarily consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 5). As of September 30, 2021 and December 31, 2020, principal investments in CLOs and other investments also included the Company’s investment in the BDC Preferred Shares at fair value of $71.8 million and $60.0 million, respectively (see Note 8).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Performance allocations
Realized	$1,018.1	$86.8	$1,645.6	$415.7
Unrealized	(43.6)	390.6	3,195.7	315.9
	974.5	477.4	4,841.3	731.6
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	87.7	26.9	175.5	105.3
Unrealized	30.5	48.8	239.4	(756.3)
	118.2	75.7	414.9	(651.0)
Principal investment income (loss) from investments in CLOs and other investments
Realized	4.4	0.3	3.9	0.5
Unrealized (1)	37.8	30.7	58.4	(8.7)
	42.2	31.0	62.3	(8.2)
Total	$1,134.9	$584.1	$5,318.5	$72.4
(1) The three and nine months ended September 30, 2021 include investment income of $31.5 million associated with the remeasurement of a corporate investment, which was carried at cost, resulting from an observable price change pursuant to ASC 321, Investments – Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$777.8	$336.6	$4,142.5	$726.0
Global Credit	27.4	16.3	124.6	(24.0)
Global Investment Solutions	169.3	124.5	574.2	29.6
Total	$974.5	$477.4	$4,841.3	$731.6

Approximately 22%, or $216.0 million, of performance allocations for the three months ended September 30, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $130.7 million, and
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) - $119.1 million.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Approximately 35%, or $1,715.9 million, of performance allocations for the nine months ended September 30, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $1,281.0 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $579.3 million.
Approximately 46%, or $217.9 million, of performance allocations for the three months ended September 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $141.7 million, and
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) - $112.4 million.
Performance allocations for the nine months ended September 30, 2020 are primarily related to Carlyle Partners VI, L.P. (Global Private Equity segment) with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income) of $773.4 million. In addition to Carlyle Partners VI, L.P., performance allocations of $129.9 million, for the nine months ended September 30, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) - $323.5 million, and
•Carlyle International Energy Partners I, L.P. (Global Private Equity segment) - $(144.9) million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$63.8	$40.7	$272.9	$60.7
Global Credit (1)	47.5	33.9	120.6	(709.9)
Global Investment Solutions	6.9	1.1	21.4	(1.8)
Total	$118.2	$75.7	$414.9	$(651.0)
(1) The nine months ended September 30, 2020 includes a loss of $620.7 million related to the contribution of the Company's investment in Fortitude Holdings to Carlyle FRL, as discussed above in "Strategic Investment in Fortitude Re (f/k/a DSA Re)".

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2021, the Company consolidated two CLOs for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Interest income from investments	$56.9	$50.8	$170.4	$155.0
Other income	5.2	5.5	14.9	9.5
Total	$62.1	$56.3	$185.3	$164.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(2.5)	$163.1	$100.3	$(219.2)
Gains (losses) from liabilities of CLOs	2.4	(139.2)	(90.7)	180.3
Total	$(0.1)	$23.9	$9.6	$(38.9)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized gains (losses)	$(10.7)	$(9.6)	$6.5	$(49.9)
Net change in unrealized gains (losses)	8.2	172.7	93.8	(169.3)
Total	$(2.5)	$163.1	$100.3	$(219.2)

5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	September 30, 2021		December 31, 2020
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
Global Credit Revolving Credit Facility	$70.0	$70.0	$—	$—
CLO Borrowings (See below)	203.0	198.7	356.1	353.6
3.875% Senior Notes Due 2/01/2023	250.0	249.7	250.0	249.5
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.1	350.0	346.0
3.500% Senior Notes Due 9/19/2029	425.0	421.4	425.0	421.1
4.625% Subordinated Notes Due 5/15/2061	500.0	484.2	—	—
Total debt obligations	$2,398.0	$2,370.7	$1,981.1	$1,970.9

Senior Credit Facility
As of September 30, 2021, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at September 30, 2021, the interest rate was 1.33%). The Company made no borrowings under the senior credit facility during the three and nine months ended September 30, 2021 and there were no amounts outstanding at September 30, 2021.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility initially included a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2021, and a $125.0 million line of credit with a three-year term. In September 2021, the revolving line of credit was further amended to terminate the one-year line of credit, and extend the term of the three-year line of credit to September 2024 as well as increase its capacity from $125.0 million to $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00% (at September 30, 2021, the interest rate was 2.085%). The Company borrowed $70.0 million under the credit facility during the three and nine months ended September 30, 2021, and $70.0 million remained outstanding as of September 30, 2021. The balance outstanding as of September 30, 2021 was repaid in October 2021.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2021	Borrowing Outstanding December 31, 2020	Maturity Date (1)	Interest Rate as of September 30, 2021
February 28, 2017	$54.2	$79.9	November 17, 2031	2.35%	(2)
April 19, 2017	—	22.7	April 22, 2031	N/A	(3) (14)
June 28, 2017	—	22.9	July 22, 2031	N/A	(4) (14)
August 2, 2017	—	22.7	July 23, 2029	N/A	(5) (14)
August 2, 2017	—	21.3	August 3, 2022	N/A	(6)
August 14, 2017	—	22.4	August 15, 2030	N/A	(7) (14)
November 30, 2017	—	22.7	January 16, 2030	N/A	(8)(14)(15)
December 6, 2017	—	19.0	October 16, 2030	N/A	(9)(14)(15)
December 7, 2017	—	20.8	January 19, 2029	N/A	(10)(14)(15)
January 30, 2018	—	19.2	January 23, 2030	N/A	(11)(14)(15)
March 1, 2018	—	15.2	January 16, 2031	N/A	(12)(14)(15)
March 15, 2019	1.9	22.6	March 15, 2032	8.11%	(13)
August 20, 2019	4.2	22.9	August 15, 2032	4.74%	(13)
September 15, 2020	20.6	21.8	April 15, 2033	1.59%	(13)
January 8, 2021	21.6	—	January 15, 2034	2.49%	(13)
March 9, 2021	20.7	—	August 15, 2030	1.37%	(13)
March 30, 2021	19.4	—	March 15, 2032	1.71%	(13)
April 21, 2021	3.7	—	April 15, 2033	5.85%	(13)
May 21, 2021	16.2	—	November 17, 2031	1.36%	(13)
June 4, 2021	21.6	—	January 16, 2034	2.28%	(13)
June 10, 2021	1.4	—	November 17, 2031	2.85%	(13)
August 4, 2021	17.5	—	August 15, 2032	1.98%	(13)
	$203.0	$356.1

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €46.8 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
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

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended September 30, 2021 and 2020 was $1.2 million and $1.9 million, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $4.4 million and $6.6 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2021 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €46.8 million term loan ($54.2 million at September 30, 2021) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.35% at September 30, 2021).

Master Credit Agreement - Term Loans
In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution provided term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement were secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bore interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which was due quarterly. CLO indentures for the respective CLO borrowings entered on November 30, 2017 and after provided for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020. As of September 30, 2021, all outstanding CLO term loans under this agreement have been fully repaid.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing Facility. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2021, €128.6 million was outstanding under the CLO Financing Facility.
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
Senior Notes
Certain indirect subsidiaries of the the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2021	December 31, 2020	2021	2020	2021	2020
3.875% Senior Notes Due 2/1/2023 (2)	$250.0	$262.1	$270.0	$2.5	$2.5	$7.5	$7.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	790.0	782.6	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (4)	350.0	482.7	469.3	5.0	5.0	14.9	14.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	456.8	476.6	3.8	3.8	11.5	11.5
				$19.7	$19.7	$59.2	$59.2
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
(4) Issued in September 2018 at 99.914% of par.
(5) Issued in September 2019 at 99.841% of par.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.875% and 3.500% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed. On October 22, 2021, the Company announced its intention to redeem the remaining 3.875% Senior Notes in whole at the make-whole redemption price as set forth in the notes, which is expected to be completed in November 2021.
Subordinated Notes
In May 2021, an indirect subsidiary of the Company issued $435.0 million aggregate principal amount of 4.625% Subordinated Notes due May 15, 2061 (the “Subordinated Notes”), on which interest is payable quarterly accruing from May 11, 2021. In June 2021, an additional $65.0 million aggregate principal amount of these Subordinated Notes were issued and are treated as a single series with the already outstanding $435.0 million aggregate principal amount. The Subordinated Notes are unsecured and subordinated obligations of the issuer, and are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company (collectively, the “Guarantors”). The Consolidated Funds are not guarantors, and as such, the assets of the Consolidated Funds are not available to service the Subordinated Notes under the Guarantee. The Subordinated Notes may be redeemed at the issuer’s option in whole at any time or in part from time to time on or after June 15, 2026 at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed no longer to be deductible in the U.S., a “Tax Redemption Event”, the Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2021, the fair value of the Subordinated Notes was $512.4 million. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three months ended September 30, 2021 and for the period from May 11, 2021 through September 30, 2021, the Company incurred $5.6 million and $8.9 million, respectively, of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior and subordinated notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2021.
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
As of September 30, 2021 and December 31, 2020, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,697.8	$5,700.1	1.72%		10.46
Subordinated notes, preferred shares and other	312.5	238.2	N/A	(1)	10.67
Total	$6,010.3	$5,938.3

	As of December 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,442.2	$5,358.9	1.74%		10.36
Subordinated notes, preferred shares and other	164.2	204.1	N/A	(1)	10.49
Total	$5,606.4	$5,563.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2021 and December 31, 2020, the fair value of the CLO assets was $6.7 billion and $6.3 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,057.2	$2,534.4
Accrued bonuses	376.1	469.6
Employment-based contingent cash consideration	28.2	50.6
Other	248.7	168.0
Total	$4,710.2	$3,222.6
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized	$478.5	$50.0	$789.8	$245.7
Unrealized	16.7	200.6	1,566.0	98.0
Total	$495.2	$250.6	$2,355.8	$343.7
7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2021 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,766.8
Global Credit	342.9
Global Investment Solutions	292.7
Total	$4,402.4
Of the $4.4 billion of unfunded commitments, approximately $3.9 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2021, certain subsidiaries of the Company had $62.9 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, which were extinguished in October 2021.
Guaranteed Loans
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The Program has an initial period of one year, renewed annually, and accrues interest at either the WSJ Prime Rate minus 1.00% floating or the 12MAT Index plus 2.00% floating, in either case with a floor rate of 3.50% (versus actual rates of 2.25% and 2.08%, respectively, as of September 30, 2021). The aggregate Program limit of all loans is $100.0 million, and is collateralized

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

by each borrower’s interest in the Carlyle sponsored funds. As of September 30, 2021, approximately $15.0 million was outstanding under the Program and payable by the employees. The Company has not funded any amounts under the guarantee to date, and believes the likelihood of any material funding under this guarantee to be remote. The fair value of the guarantee is not significant to the consolidated financial statements. The Program replaced a similar agreement with another financial institution, the remaining amount outstanding and guaranteed under which was immaterial as of September 30, 2021.
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $9.8 million as of September 30, 2021. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $24.7 million at September 30, 2021 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2021. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2021 or December 31, 2020 related to giveback obligations. Any such receivables would be collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $173.8 million and $175.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2021 and December 31, 2020, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2021, approximately $11.6 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $13.1 million.
If, at September 30, 2021, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$14.1	$12.1	$41.6	$35.8
Sublease income	(1.0)	(0.6)	(2.2)	(1.8)
Total operating lease cost	$13.1	$11.5	$39.4	$34.0

Cash paid for amounts included in the measurement of operating lease liabilities	$12.4	$13.4	$35.1	$42.2

Weighted-average remaining lease term			12.1 years	9.4 years
Weighted-average discount rate			4.1%	5.3%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$15.7
2022	64.1
2023	61.3
2024	57.5
2025	55.3
Thereafter	433.4
Total lease payments	$687.3
Less imputed interest	(144.9)
Total lease liabilities	$542.4
Legal Matters
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of any amounts accrued, for the matters that have not been resolved. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued. The Company believes that the matters described below are without merit.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.3 million as of September 30, 2021) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Accrued incentive fees	$11.1	$9.5
Notes receivable and accrued interest from affiliates	10.6	17.9
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	271.7	245.1
Total	$293.4	$272.5
Notes receivable represent loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.90% as of September 30, 2021. The accrued and charged interest to the affiliates was not significant for any period presented.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Due to non-consolidated affiliates	$70.2	$49.2
Deferred consideration for Carlyle Holdings units	200.1	266.7
Amounts owed under the tax receivable agreement	98.0	98.0
Other	22.9	22.8
Total	$391.2	$436.7
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates throughout the year based on budgeted business usage. When actual business use exceeds budgeted aircraft use, the Company makes additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeds the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, we receive reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments are calculated annually and payments or reimbursements are generally made after year-end. During the three months ended September 30, 2021, the Company made payments of $0.5 million, and during the nine months ended September 30, 2021, the Company received net reimbursements of $1.2 million. During the three and nine months ended September 30, 2020, the Company made payments totaling $0.9 million and $4.2 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of cumulative convertible preferred stock from TCG BDC in a private placement at a price of $25 per share (the “BDC Preferred Shares”). Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional shares of BDC Preferred Stock. The Company recorded TCG BDC dividend income of $0.8 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $1.4 million during the nine months ended September 30, 2021 and 2020, respectively, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $71.8 million and $60.0 million as of September 30, 2021 and December 31, 2020, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.

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
The Company’s provision (benefit) for income taxes was $153.9 million and $82.4 million for the three months ended September 30, 2021 and 2020, respectively, and $733.5 million and $54.7 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, the provision for income taxes reflects a tax benefit of $35.6 million related to the net loss recorded during the period, net of the $90.3 million expense related to Conversion. For additional information regarding the impact of Conversion, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s effective tax rate was approximately 22% and 20% for the three months ended September 30, 2021 and 2020, respectively, and 24% and (47)% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests and the impact of a discrete tax benefit resulting from the vesting of restricted stock units. The effective tax rate for the nine months ended September 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period. As of September 30, 2021 and December 31, 2020, the Company had federal, state, local and foreign taxes payable of $180.4 million and $62.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2021, the Company’s U.S. federal income tax returns for tax years 2017 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2020. Foreign tax returns are generally subject to audit for tax years 2011 to 2020. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$26.0	$1.2
Non-Carlyle interests in majority-owned subsidiaries	236.8	223.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	11.0	16.5
Non-controlling interests in consolidated entities	$273.8	$241.0
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$0.7	$2.8	$0.9	$6.2
Non-Carlyle interests in majority-owned subsidiaries	13.2	34.5	46.6	(7.2)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.7	(0.1)	10.2	(0.2)
Non-controlling interests in income (loss) of consolidated entities	$14.6	$37.2	$57.7	$(1.2)

11. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$532,800,000	$532,800,000	$2,327,100,000	$2,327,100,000
Weighted-average common shares outstanding	355,954,734	364,740,675	354,903,371	362,471,998
Net income per common share	$1.50	$1.46	$6.56	$6.42

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shares	$295,500,000	$295,500,000	$(170,600,000)	$(170,600,000)
Weighted-average common shares outstanding	351,567,631	358,405,845	349,468,329	349,468,329
Net income (loss) per common share	$0.84	$0.82	$(0.49)	$(0.49)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	355,954,734	355,954,734	354,903,371	354,903,371
Unvested restricted stock units	—	6,716,547	—	5,582,360
Issuable The Carlyle Group Inc. common shares	—	2,069,394	—	1,986,267
Weighted-average common shares outstanding	355,954,734	364,740,675	354,903,371	362,471,998

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	351,567,631	351,567,631	349,468,329	349,468,329
Unvested restricted stock units	—	4,589,870	—	—
Issuable The Carlyle Group Inc. common shares	—	2,248,344	—	—
Weighted-average common shares outstanding	351,567,631	358,405,845	349,468,329	349,468,329
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

12. Equity
Stock Repurchase Program
In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of common units and/or Carlyle Holdings units, which was re-authorized in January 2020 by the Board of Directors with regard to our common stock in connection with the Conversion. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock from its maximum remaining repurchase amount of $139.1 million. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2021, the Company paid an aggregate of $59.5 million and $84.5 million, respectively, to repurchase and retire approximately 1.2 million and 1.9 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of September 30, 2021, $115.5 million of repurchase capacity remains under the program. In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which will replace the authorization provided in February 2021 effective January 1, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
February 16, 2021	February 23, 2021	0.25	88.7
Total 2020 Dividend Year		$1.00	$352.6

May 11, 2021	May 19, 2021	$0.25	$88.7
August 10, 2021	August 17, 2021	0.25	89.3
November 9, 2021	November 17, 2021	0.25	89.2
Total 2021 Dividend Year (through Q3 2021)		$0.75	$267.2
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
13. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. Prior to June 1, 2021, the Equity Incentive Plan contained a provision which automatically increased the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurred annually on January 1. As of January 1, 2021, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 35,352,057. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed the provision providing for the automatic increase and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of September 30, 2021, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 15,699,405.
A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2021 and a summary of changes for the nine months ended September 30, 2021, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2020	8,523,082	$21.70	748,344	$25.39
Granted	10,922,834	$31.31	291,396	$32.93
Vested	4,465,651	$22.99	404,310	$24.73
Forfeited	126,093	$24.38	—	$—
Balance, September 30, 2021	14,854,172	$30.31	635,430	$29.27
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2021, the Company granted 7.0 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years. Compensation cost will be recognized over the requisite service period if it is probable that the performance condition will be satisfied.
The Company recorded compensation expense for restricted stock units, net of forfeitures, of $42.5 million and $18.7 million for the three months ended September 30, 2021 and 2020, respectively, with $8.4 million and $4.5 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $122.0 million and $78.3 million for the nine months ended September 30, 2021 and 2020, respectively, with $25.6 million and $19.5 million of corresponding deferred tax benefits, respectively. As of September 30, 2021, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $329.4 million, which is expected to be recognized over a weighted-average term of 2.3 years.
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
Global Investment Solutions – The Global Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also included Metropolitan Real Estate (“MRE”), a global manager of real estate fund of funds and related co-investment and secondary activities, prior to its sale on April 1, 2021.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain.
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$265.1	$92.5	$59.3	$416.9
Portfolio advisory and transaction fees, net and other	7.3	15.9	—	23.2
Total fund level fee revenues	272.4	108.4	59.3	440.1
Realized performance revenues	962.9	2.1	45.9	1,010.9
Realized principal investment income	61.6	7.4	2.3	71.3
Interest income	0.2	1.3	—	1.5
Total revenues	1,297.1	119.2	107.5	1,523.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	58.7	25.7	218.0
Realized performance revenues related compensation	434.5	1.0	41.9	477.4
Total compensation and benefits	568.1	59.7	67.6	695.4
General, administrative, and other indirect expenses	38.4	14.7	6.9	60.0
Depreciation and amortization expense	7.1	2.3	1.3	10.7
Interest expense	17.4	6.8	2.9	27.1
Total expenses	631.0	83.5	78.7	793.2
Distributable Earnings	$666.1	$35.7	$28.8	$730.6
(-) Realized Net Performance Revenues	528.4	1.1	4.0	533.5
(-) Realized Principal Investment Income	61.6	7.4	2.3	71.3
(+) Net Interest	17.2	5.5	2.9	25.6
(=) Fee Related Earnings	93.3	32.7	25.4	151.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$788.7	$258.6	$171.6	$1,218.9
Portfolio advisory and transaction fees, net and other	24.1	34.1	0.3	58.5
Total fund level fee revenues	812.8	292.7	171.9	1,277.4
Realized performance revenues	1,525.9	2.2	105.2	1,633.3
Realized principal investment income	109.3	23.1	6.7	139.1
Interest income	0.9	4.5	0.1	5.5
Total revenues	2,448.9	322.5	283.9	3,055.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	396.3	168.0	83.3	647.6
Realized performance revenues related compensation	688.3	1.0	97.1	786.4
Total compensation and benefits	1,084.6	169.0	180.4	1,434.0
General, administrative, and other indirect expenses	116.2	39.5	21.5	177.2
Depreciation and amortization expense	19.3	6.2	3.5	29.0
Interest expense	46.9	19.4	7.9	74.2
Total expenses	1,267.0	234.1	213.3	1,714.4
Distributable Earnings	$1,181.9	$88.4	$70.6	$1,340.9
(-) Realized Net Performance Revenues	837.6	1.2	8.1	846.9
(-) Realized Principal Investment Income	109.3	23.1	6.7	139.1
(+) Net Interest	46.0	14.9	7.8	68.7
(=) Fee Related Earnings	281.0	79.0	63.6	423.6
Segment assets as of September 30, 2021	$10,146.4	$2,169.7	$1,874.6	$14,190.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$248.1	$86.2	$54.8	$389.1
Portfolio advisory and transaction fees, net and other	3.5	1.6	—	5.1
Total fund level fee revenues	251.6	87.8	54.8	394.2
Realized performance revenues	70.5	—	16.3	86.8
Realized principal investment income	7.5	4.5	0.8	12.8
Interest income	0.3	2.3	0.1	2.7
Total revenues	329.9	94.6	72.0	496.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	122.5	52.5	30.3	205.3
Realized performance revenues related compensation	32.9	—	14.0	46.9
Total compensation and benefits	155.4	52.5	44.3	252.2
General, administrative, and other indirect expenses	40.4	12.0	9.6	62.0
Depreciation and amortization expense	5.3	1.8	1.1	8.2
Interest expense	13.7	6.3	2.3	22.3
Total expenses	214.8	72.6	57.3	344.7
Distributable Earnings	$115.1	$22.0	$14.7	$151.8
(-) Realized Net Performance Revenues	37.6	—	2.3	39.9
(-) Realized Principal Investment Income	7.5	4.5	0.8	12.8
(+) Net Interest	13.4	4.0	2.2	19.6
(=) Fee Related Earnings	$83.4	$21.5	$13.8	$118.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$779.3	$237.5	$140.2	$1,157.0
Portfolio advisory and transaction fees, net and other	10.8	19.4	—	30.2
Total fund level fee revenues	790.1	256.9	140.2	1,187.2
Realized performance revenues	251.7	26.5	132.4	410.6
Realized principal investment income	34.0	14.9	1.9	50.8
Interest income	2.6	8.0	0.6	11.2
Total revenues	1,078.4	306.3	275.1	1,659.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	382.8	156.1	80.3	619.2
Realized performance revenues related compensation	114.4	12.2	125.0	251.6
Total compensation and benefits	497.2	168.3	205.3	870.8
General, administrative, and other indirect expenses	115.2	30.7	22.5	168.4
Depreciation and amortization expense	16.2	5.2	3.4	24.8
Interest expense	43.4	20.2	7.0	70.6
Total expenses	672.0	224.4	238.2	1,134.6
Distributable Earnings	$406.4	$81.9	$36.9	$525.2
(-) Realized Net Performance Revenues	137.3	14.3	7.4	159.0
(-) Realized Principal Investment Income	34.0	14.9	1.9	50.8
(+) Net Interest	40.8	12.2	6.4	59.4
(=) Fee Related Earnings	$275.9	$64.9	$34.0	$374.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

        The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,523.8	$62.1	$53.6	(a)	$1,639.5
Expenses	$793.2	$51.9	$93.0	(b)	$938.1
Other income	$—	$(0.1)	$—	(c)	$(0.1)
Distributable earnings	$730.6	$10.1	$(39.4)	(d)	$701.3

	Three Months Ended September 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$496.5	$56.3	$481.8	(a)	$1,034.6
Expenses	$344.7	$47.9	$250.8	(b)	$643.4
Other income	$—	$23.9	$—	(c)	$23.9
Distributable earnings	$151.8	$32.3	$231.0	(d)	$415.1
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the nine months ended September 30, 2021 and 2020, and Total Assets as of September 30, 2021.

	Nine Months Ended September 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$3,055.3	$185.3	$3,542.4	(a)	$6,783.0
Expenses	$1,714.4	$162.6	$1,797.3	(b)	$3,674.3
Other income (loss)	$—	$9.6	$—	(c)	$9.6
Distributable earnings	$1,340.9	$32.3	$1,745.1	(d)	$3,118.3
Total assets	$14,190.7	$6,778.2	$(180.2)	(e)	$20,788.7

	Nine Months Ended September 30, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,659.8	$164.5	$(404.4)	(a)	$1,419.9
Expenses	$1,134.6	$148.8	$214.7	(b)	$1,498.1
Other income (loss)	$—	$(38.9)	$—	(c)	$(38.9)
Distributable earnings	$525.2	$(23.2)	$(619.1)	(d)	$(117.1)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Unrealized performance revenues	$(29.8)	$387.6	$3,212.7	$315.7
Unrealized principal investment income (loss)	70.4	81.0	280.5	(643.2)
Adjusted unrealized principal investment income (loss) from investment in Fortitude Re	—	—	—	(104.4)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.6)	(4.0)	(10.2)	(11.8)
Tax expense associated with certain performance revenues	0.1	(0.1)	0.3	—
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	33.2	57.6	119.6	36.7
Elimination of revenues of Consolidated Funds	(16.7)	(40.3)	(60.5)	2.6
	$53.6	$481.8	$3,542.4	$(404.4)

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$440.1	$394.2	$1,277.4	$1,187.2
Adjustments (1)	(32.6)	(30.4)	(94.5)	(95.7)
Carlyle Consolidated - Fund management fees	$407.5	$363.8	$1,182.9	$1,091.5

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Unrealized performance revenues related compensation	$15.0	$207.2	$1,567.1	$76.8
Equity-based compensation	44.3	21.1	129.5	87.4
Acquisition or disposition-related charges (credits) and amortization of intangibles	24.4	18.5	54.7	28.6
Tax expense associated with certain foreign performance revenues related compensation	(2.5)	(7.8)	(12.1)	4.1
Non-Carlyle economic interests in acquired businesses and other adjustments to present certain costs on a net basis	15.9	19.2	53.2	32.4
Right-of-use asset impairment	—	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	3.2	3.4	7.2	12.2
Elimination of expenses of Consolidated Funds	(7.3)	(10.8)	(29.1)	(26.8)
	$93.0	$250.8	$1,797.3	$214.7

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$701.3	$415.1	$3,118.3	$(117.1)
Adjustments:
Net unrealized performance revenues	44.8	(180.3)	(1,645.6)	(238.8)
Unrealized principal investment (income) loss (1)	(70.4)	(81.0)	(280.5)	643.2
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re (2)	—	—	—	104.4
Equity-based compensation (3)	44.3	21.1	129.5	87.4
Acquisition or disposition-related charges (credits), including amortization of intangibles	24.4	18.5	54.7	28.6
Tax (expense) benefit associated with certain foreign performance revenues	(2.4)	(7.8)	(11.8)	4.1
Net (income) loss attributable to non-controlling interests in consolidated entities	(14.6)	(37.2)	(57.7)	1.2
Right-of-use asset impairment	—	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	3.2	3.4	7.2	12.2
Distributable Earnings	$730.6	$151.8	$1,340.9	$525.2
Realized performance revenues, net of related compensation (4)	533.5	39.9	846.9	159.0
Realized principal investment income (4)	71.3	12.8	139.1	50.8
Net interest	25.6	19.6	68.7	59.4
Fee Related Earnings	$151.4	$118.7	$423.6	$374.8
(1)Adjustments to unrealized principal investment income (loss) during the nine months ended September 30, 2020 are inclusive of $211.8 million of unrealized gains, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of the Company’s investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of the Company’s investment to Carlyle FRL, the Company began accounting for its investment under the equity method based on its net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value.

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
(3)Equity-based compensation for the three and nine months ended September 30, 2021 and 2020 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(4)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$974.5	$36.4	$1,010.9
Performance revenues related compensation expense	495.2	(17.8)	477.4
Net performance revenues	$479.3	$54.2	$533.5

Principal investment income (loss)	$160.4	$(89.1)	$71.3

	Nine Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$4,841.3	$(3,208.0)	$1,633.3
Performance revenues related compensation expense	2,355.8	(1,569.4)	786.4
Net performance revenues	$2,485.5	$(1,638.6)	$846.9

Principal investment income (loss)	$477.2	$(338.1)	$139.1

	Three Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$477.4	$(390.6)	$86.8
Performance revenues related compensation expense	250.6	(203.7)	46.9
Net performance revenues	$226.8	$(186.9)	$39.9

Principal investment income (loss)	$106.7	$(93.9)	$12.8

	Nine Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$731.6	$(321.0)	$410.6
Performance revenues related compensation expense	343.7	(92.1)	251.6
Net performance revenues	$387.9	$(228.9)	$159.0

Principal investment income (loss)	$(659.2)	$710.0	$50.8

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Subsequent Events
3.875% Senior Notes Redemption
On October 22, 2021, the Company announced its intention to redeem the remaining 3.875% Senior Notes in whole at the make-whole redemption price as set forth in the notes, which is expected to be completed in November 2021.
Dividends
In October 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock to common stockholders of record at the close of business on November 9, 2021, payable on November 17, 2021.
Share Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which will replace the authorization provided in February 2021 effective January 1, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,399.0	$—	$—	$2,399.0
Cash and cash equivalents held at Consolidated Funds	—	134.8	—	134.8
Restricted cash	6.9	—	—	6.9
Investments, including performance allocations of $8,100.3 million	10,852.5	—	(174.0)	10,678.5
Investments of Consolidated Funds	—	6,469.7	—	6,469.7
Due from affiliates and other receivables, net	299.6	—	(6.2)	293.4
Due from affiliates and other receivables of Consolidated Funds, net	—	173.7	—	173.7
Fixed assets, net	139.2	—	—	139.2
Lease right-of-use assets, net	364.4	—	—	364.4
Deposits and other	72.4	—	—	72.4
Intangible assets, net	36.9	—	—	36.9
Deferred tax assets	19.8	—	—	19.8
Total assets	$14,190.7	$6,778.2	$(180.2)	$20,788.7
Liabilities and equity
Debt obligations	$2,370.7	$—	$—	$2,370.7
Loans payable of Consolidated Funds	—	5,955.1	—	5,955.1
Accounts payable, accrued expenses and other liabilities	374.5	—	—	374.5
Accrued compensation and benefits	4,710.2	—	—	4,710.2
Due to affiliates	391.2	0.1	(0.1)	391.2
Deferred revenue	334.0	—	—	334.0
Deferred tax liabilities	433.4	—	—	433.4
Other liabilities of Consolidated Funds	—	619.5	—	619.5
Lease liabilities	542.4	—	—	542.4
Accrued giveback obligations	24.7	—	—	24.7
Total liabilities	9,181.1	6,574.7	(0.1)	15,755.7
Common stock	3.6	—	—	3.6
Additional paid-in capital	2,671.7	179.6	(179.6)	2,671.7
Retained earnings	2,324.1	—	—	2,324.1
Accumulated other comprehensive loss	(237.6)	(2.1)	(0.5)	(240.2)
Non-controlling interests in consolidated entities	247.8	26.0	—	273.8
Total equity	5,009.6	203.5	(180.1)	5,033.0
Total liabilities and equity	$14,190.7	$6,778.2	$(180.2)	$20,788.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$414.3	$—	$(6.8)	$407.5
Incentive fees	13.1	—	—	13.1
Investment income
Performance allocations	974.5	—	—	974.5
Principal investment income	165.2	—	(4.8)	160.4
Total investment income	1,139.7	—	(4.8)	1,134.9
Interest and other income	27.0	—	(5.1)	21.9
Interest and other income of Consolidated Funds	—	62.1	—	62.1
Total revenues	1,594.1	62.1	(16.7)	1,639.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	224.9	—	—	224.9
Equity-based compensation	42.4	—	—	42.4
Performance allocations and incentive fee related compensation	495.2	—	—	495.2
Total compensation and benefits	762.5	—	—	762.5
General, administrative and other expenses	99.6	—	—	99.6
Interest	27.9	—	—	27.9
Interest and other expenses of Consolidated Funds	—	51.9	(7.3)	44.6
Other non-operating income	3.5	—	—	3.5
Total expenses	893.5	51.9	(7.3)	938.1
Other income
Net investment loss of Consolidated Funds	—	(0.1)	—	(0.1)
Income before provision for income taxes	700.6	10.1	(9.4)	701.3
Provision for income taxes	153.9	—	—	153.9
Net income	546.7	10.1	(9.4)	547.4
Net income attributable to non-controlling interests in consolidated entities	13.9	—	0.7	14.6
Net income attributable to The Carlyle Group Inc.	$532.8	$10.1	$(10.1)	$532.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,201.5	$—	$(18.6)	$1,182.9
Incentive fees	33.0	—	—	33.0
Investment income
Performance allocations	4,841.3	—	—	4,841.3
Principal investment income	503.1	—	(25.9)	477.2
Total investment income	5,344.4	—	(25.9)	5,318.5
Interest and other income	79.3	—	(16.0)	63.3
Interest and other income of Consolidated Funds	—	185.3	—	185.3
Total revenues	6,658.2	185.3	(60.5)	6,783.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	685.2	—	—	685.2
Equity-based compensation	122.0	—	—	122.0
Performance allocations and incentive fee related compensation	2,355.8	—	—	2,355.8
Total compensation and benefits	3,163.0	—	—	3,163.0
General, administrative and other expenses	300.4	—	—	300.4
Interest	76.4	—	—	76.4
Interest and other expenses of Consolidated Funds	—	162.6	(29.1)	133.5
Other non-operating income	1.0	—	—	1.0
Total expenses	3,540.8	162.6	(29.1)	3,674.3
Other income
Net investment gain of Consolidated Funds	—	9.6	—	9.6
Income before provision for income taxes	3,117.4	32.3	(31.4)	3,118.3
Provision for income taxes	733.5	—	—	733.5
Net income	2,383.9	32.3	(31.4)	2,384.8
Net income attributable to non-controlling interests in consolidated entities	56.8	—	0.9	57.7
Net income attributable to The Carlyle Group Inc.	$2,327.1	$32.3	$(32.3)	$2,327.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$370.0	$—	$(6.2)	$363.8
Incentive fees	9.1	—	—	9.1
Investment income
Performance allocations	477.4	—	—	477.4
Principal investment income	138.2	—	(31.5)	106.7
Total investment income	615.6	—	(31.5)	584.1
Interest and other income	23.9	—	(2.6)	21.3
Interest and other income of Consolidated Funds	—	56.3	—	56.3
Total revenues	1,018.6	56.3	(40.3)	1,034.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	222.2	—	—	222.2
Equity-based compensation	18.7	—	—	18.7
Performance allocations and incentive fee related compensation	250.6	—	—	250.6
Total compensation and benefits	491.5	—	—	491.5
General, administrative and other expenses	91.2	—	(0.1)	91.1
Interest	23.0	—	—	23.0
Interest and other expenses of Consolidated Funds	—	47.9	(10.7)	37.2
Other non-operating expenses	0.6	—	—	0.6
Total expenses	606.3	47.9	(10.8)	643.4
Other income
Net investment income of Consolidated Funds	—	23.9	—	23.9
Income before provision for income taxes	412.3	32.3	(29.5)	415.1
Provision for income taxes	82.4	—	—	82.4
Net income	329.9	32.3	(29.5)	332.7
Net income attributable to non-controlling interests in consolidated entities	34.4	—	2.8	37.2
Net income attributable to The Carlyle Group Inc.	295.5	32.3	(32.3)	295.5

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,108.5	$—	$(17.0)	$1,091.5
Incentive fees	27.0	—	—	27.0
Investment income (loss)
Performance allocations	731.6	—	—	731.6
Principal investment income (loss)	(688.0)	—	28.8	(659.2)
Total investment income	43.6	—	28.8	72.4
Interest and other income	73.7	—	(9.2)	64.5
Interest and other income of Consolidated Funds	—	164.5	—	164.5
Total revenues	1,252.8	164.5	2.6	1,419.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	639.0	—	—	639.0
Equity-based compensation	78.3	—	—	78.3
Performance allocations and incentive fee related compensation	343.7	—	—	343.7
Total compensation and benefits	1,061.0	—	—	1,061.0
General, administrative and other expenses	241.0	—	(0.1)	240.9
Interest	72.8	—	—	72.8
Interest and other expenses of Consolidated Funds	—	148.8	(26.7)	122.1
Other non-operating expenses	1.3	—	—	1.3
Total expenses	1,376.1	148.8	(26.8)	1,498.1
Other loss
Net investment losses of Consolidated Funds	—	(38.9)	—	(38.9)
Loss before provision for income taxes	(123.3)	(23.2)	29.4	(117.1)
Provision for income taxes	54.7	—	—	54.7
Net loss	(178.0)	(23.2)	29.4	(171.8)
Net loss attributable to non-controlling interests in consolidated entities	(7.4)	—	6.2	(1.2)
Net loss attributable to The Carlyle Group Inc.	(170.6)	(23.2)	23.2	(170.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$2,383.9	$(178.0)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	40.5	38.9
Right-of-use asset impairment, net of broker fees	24.8	—
Equity-based compensation	122.0	78.3
Non-cash performance allocations and incentive fees	(1,662.3)	(239.6)
Non-cash principal investment (income) loss	(470.7)	694.8
Other non-cash amounts	20.7	(3.5)
Purchases of investments	(250.9)	(330.2)
Proceeds from the sale of investments	559.1	258.3
Payments of contingent consideration	(50.0)	—
Change in deferred taxes, net	449.1	4.7
Change in due from affiliates and other receivables	(21.1)	(8.7)
Change in deposits and other	(23.3)	(1.3)
Change in accounts payable, accrued expenses and other liabilities	90.9	(57.5)
Change in accrued compensation and benefits	17.3	73.0
Change in due to affiliates	1.4	(31.5)
Change in lease right-of-use asset and lease liability	5.9	(6.7)
Change in deferred revenue	247.6	200.3
Net cash provided by operating activities	1,484.9	491.3
Cash flows from investing activities
Purchases of fixed assets, net	(27.0)	(37.3)
Proceeds from sale of MRE, net of cash sold	5.9	—
Proceeds from sale of Brazil management entity, net of cash sold	3.3	—
Net cash used in investing activities	(17.8)	(37.3)
Cash flows from financing activities
Borrowings under credit facilities	70.0	287.1
Repayments under credit facilities	—	(300.6)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.1	—
Payments on debt obligations	(231.5)	(2.7)
Proceeds from debt obligations, net of financing costs	87.5	20.5
Payments of contingent consideration	(0.1)	(0.3)
Dividends to common stockholders	(266.7)	(262.9)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	13.1	24.2
Distributions to non-controlling interest holders	(56.3)	(52.5)
Common shares repurchased	(84.5)	(26.4)
Change in due to/from affiliates financing activities	21.8	40.9
Net cash used in financing activities	(31.4)	(341.5)
Effect of foreign exchange rate changes	(19.4)	(1.7)
Increase in cash, cash equivalents and restricted cash	1,416.3	110.8
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$2,405.9	$938.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,399.0	$938.4
Restricted cash	6.9	0.4
Total cash, cash equivalents and restricted cash, end of period	$2,405.9	$938.8

Cash and cash equivalents held at Consolidated Funds	$134.8	$377.8

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
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of September 30, 2021, our Global Private Equity segment had $161 billion in AUM and $90 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, and aircraft financing and servicing. As of September 30, 2021, our Global Credit segment had $66 billion in AUM and $48 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of September 30, 2021, our Global Investment Solutions segment had $66 billion in AUM and $38 billion in Fee-earning AUM. Our Investment Solutions segment also included Metropolitan Real Estate (“MRE”) prior to its sale on April 1, 2021.
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
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of September 30, 2021. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VIII	$10.5 bn	2021	CRP IX	$7.3 bn	2021	U.S.	$24.3 bn	2012-2021
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	Europe	€8.1 bn	2013-2021
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Structured Credit Funds
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	CREV	$0.5 bn	2020
Global Financial Services Partners			CRP V	$3.0 bn	2006	CSC	$0.8 bn	2017
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	Illiquid Credit
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Business Development Companies[3]
Carlyle Europe Partners			CPI[4]	$6.4 bn	2016	TCG BDC II, Inc.	$2.3 bn	2017
CEP V	€6.4 bn	2018	International Real Estate			TCG BDC, Inc.	$2.0 bn	2013
CEP IV	€3.8 bn	2014	CER II	€0.3 bn	2021	Opportunistic Credit Carry Funds
CEP III	€5.3 bn	2007	CER I	€0.5 bn	2017	CCOF II	$3.0 bn	2020
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	CCOF	$2.4 bn	2017
Carlyle Asia Partners			Natural Resources Funds			Distressed Credit Carry Funds
CAP V	$6.6 bn	2018	NGP Energy Carry Funds			CSP IV	$2.5 bn	2016
CBPF II	RMB 2.0 bn	2017	NGP XII	$4.3 bn	2017	CSP III	$0.7 bn	2011
CAP IV	$3.9 bn	2014	NGP XI	$5.3 bn	2014	CSP II	$1.4 bn	2007
CAP III	$2.6 bn	2008	NGP X	$3.6 bn	2012	Real Assets Credit
Carlyle Japan Partners			Other NGP Carry Funds			Infrastructure Credit Carry Fund
CJP IV	¥258.0 bn	2020	NGP Minerals	$0.3 bn	2020	CICF	$0.1 bn	2021
CJP III	¥119.5 bn	2013	NGP GAP	$0.4 bn	2014	Energy Credit Carry Funds
CJP II	¥165.6 bn	2006	NGP Predecessor Funds			CEMOF II	$2.8 bn	2015
Carlyle Global Partners			Various[2]	$5.7 bn	2007-2008	CEMOF I	$1.4 bn	2011
CGP II	$1.8 bn	2020	International Energy Carry Funds			Carlyle Aviation Partners
CGP I	$3.6 bn	2015	CIEP II	$2.3 bn	2019	SASOF V	$1.0 bn	2020
Carlyle MENA Partners			CIEP I	$2.5 bn	2013	SASOF IV	$1.0 bn	2018
MENA I	$0.5 bn	2008	Infrastructure Funds			SASOF III	$0.8 bn	2015
Carlyle South American Buyout Fund			CRSEF	$0.7 bn	2019	SASOF II	$0.6 bn	2012
CSABF I	$0.8 bn	2009	CGIOF	$2.2 bn	2019	CALF	$0.6 bn	2020
Carlyle Sub-Saharan Africa Fund			CPP II	$1.5 bn	2014	Securitization Vehicles[4]	$3.1 bn	Various
CSSAF I	$0.7 bn	2012	CPOCP	$0.5 bn	2013	9 Other Vehicles[4]	$2.7 bn	Various
Carlyle Peru Fund						Other Credit
CPF I	$0.3 bn	2012				CTAC[3]	$0.5 bn	2018
Carlyle U.S. Venture/Growth Partners						Fortitude[5]	$3.0 bn	2020
CP Growth	$1.1 bn	2021
CEOF II	$2.4 bn	2015				Global Investment Solutions[6]
CEOF I	$1.1 bn	2011				AlpInvest
CVP II	$0.6 bn	2001				Fund of Private Equity Funds
Carlyle Europe Technology Partners						112 vehicles	€47.3 bn	2000-2021
CETP IV	€1.4 bn	2019				Secondary Investments
CETP III	€0.7 bn	2014				89 vehicles	€25.5 bn	2002-2021
Carlyle Asia Venture/Growth Partners						Co-Investments
CAP Growth II	$0.7 bn	2021				83 vehicles	€20.4 bn	2002-2021
CAP Growth I	$0.3 bn	2017
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of September 30, 2021 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of September 30, 2021.
(4)Amounts represent Total AUM as of September 30, 2021.
(5)Includes capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside Carlyle FRL.
(6)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate.

Trends Affecting our Business
The pace of global growth weakened in the third quarter of 2021 due to the rise of the COVID-19 Delta variant and persistence of global value chain disruptions. The International Monetary Fund modestly reduced its forecast for global growth in 2021 to 5.9%, down from its forecast of 6.0% earlier this year. Our proprietary data suggest that U.S. gross domestic product (GDP) growth slowed as the spread of the Delta variant depressed spending on travel, tourism, and live events. Durable good spending growth moderated due to waning fiscal stimulus. Our preliminary estimates suggest growth in much of the rest of the world also decelerated relative to the second quarter amid renewed COVID safety protocols, lockdowns in Asia, and virus-related disruptions to the global value chain.
Elevated levels of inflation have proven to be more persistent than previously anticipated as health restrictions have slowed the normalization of spending from durable goods to travel, tourism and live events. In the U.S., CPI inflation increased at a 5.4% annual rate in Q3 2021, up from 1.3% a year ago and an average of 1.7% over the prior 10 years. The late-2020 and early 2021 boom in durable goods spending liquidated global manufacturing inventories of finished and intermediate goods and restocking these items has proved difficult due to inadequate capacity, complex and fragile production networks, and a resurgent virus. Low inventory levels leave global value chains with little margin for error, further stressing the system as late deliveries cause downstream producers to scale back production. In addition, global supply constraints and rising energy demand spurred sharp increases in global energy prices and elevated shipping costs, further fueling inflationary pressures around the world in the third quarter.
Labor shortages continue to be observed across our portfolio, as the U.S. labor force participation rate remains approximately 2% below its pre-pandemic peak, leading to a 4.5 million shortfall of eligible workers. Despite slowing demand for labor observed in August and September, the Federal Reserve signaled that it is still on track to begin tapering its purchase of assets by the end of the year with Federal Open Market Committee members divided on whether the first interest rate hike will be in 2022 or 2023.
The Chinese economy slowed in the third quarter of 2021 to year-over-year GDP growth of 4.9%, down from 7.9% in the second quarter of 2021. The slowdown is partially attributable to a sharp decline in real estate development activity and sales, which has contributed to solvency concerns at China Evergrande Group, a large developer of multifamily residential properties. While Carlyle’s current exposure to the real estate sector in China and its constituent businesses is insignificant, these challenges follow closely on the heels of changes to the regulatory treatment of the technology and for-profit education sectors that had previously increased China-specific market volatility. China remains an important component of Carlyle’s investment platform and market adjustments to-date mainly reflect increases in the risk premium investors earn for China exposure rather than deterioration in company-specific fundamentals.
In equity markets, the third quarter began much like the second quarter with major indices reaching record highs in July and August. Markets became volatile in September, however, as “stagflationary” signs emerged: growth slowed even as commodity prices rose and inflation remained elevated. Third quarter corporate earnings are expected to increase 30% from year-ago levels but are expected to be down 5% quarter-over-quarter from strong second quarter 2021 results. In the third quarter, the Dow Jones declined 1.9%, while the S&P 500 and NASDAQ 100 gained by 0.2% and 0.9%, respectively. Globally, over the third quarter of 2021, the MSCI All Country World Index (ACWI) and Shanghai Composite declined 1.5% and 0.6% respectively, while the EuroStoxx 600 rose 0.4%.
At the end of the third quarter U.S. Ten Year Treasury note yields rose 45 basis points to 1.58% from mid-third quarter lows of 1.14% as bond markets reacted to more persistent inflation and the looming end of Federal Reserve asset purchases. Despite the increase, the 10-year yield remains roughly 20 basis points below (already historically low) levels that prevailed at the onset of the pandemic. Single B-rated and sub-investment grade U.S corporate spreads rose 19 and 16 basis points, respectively, but remain near all-time lows.

During the third quarter, our carry fund portfolio extended the strong positive trend experienced since the first quarter of 2020, appreciating 7% in the third quarter and 33% year-to-date. Within our Global Private Equity segment, our corporate private equity funds appreciated 4% in the third quarter driven by strong gains in our U.S. and Europe portfolios, our real estate funds appreciated 9% in the third quarter, continuing their attractive performance, and our natural resources funds appreciated 7%, boosted by the strong commodity prices. In our Global Credit segment, our carry funds (which represent approximately 18% of the total Global Credit remaining fair value) appreciated 3% in the third quarter, reflecting continued positive portfolio company performance. While the publicly traded investments in our Global Private Equity and Global Credit segments depreciated 1% in the third quarter, they have experienced appreciation of 30% year to date. Our Global Investment Solutions funds appreciated 10% in the third quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds.
With continued positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet remained at a near record high level at $3.9 billion at September 30, 2021 despite the realization of $533.5 million in net performance revenues during the third quarter. The portion of our traditional carry funds attributable to publicly traded companies is 16% of fair value as of September 30, 2021, compared to 15% as of December 31, 2020 and 6% as of December 31, 2019. While our publicly traded investments have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, as of September 30, 2021, approximately 34% of our net accrued performance revenues were generated by Carlyle Partners VI, L.P. (“CP VI”), which has nearly 65% of its remaining fair value in publicly-traded portfolio companies.
We reached record levels of realized proceeds, generating $13.9 billion in realized proceeds from our carry funds in the third quarter and $29.0 billion year to date. This contributed to the record realized net performance revenues as well as record realized investment income recognized in the quarter. We believe that the strong underlying performance of many of our portfolio companies and our maturing portfolio position us well to deliver higher levels of both realized proceeds and realized performance revenue over the long term. Additionally, we have announced several exit transactions that we expect will close over the next two quarters, which we anticipate will generate at least $450 million of net realized performance revenues, including Atotech and Pharmaceutical Product Development in CP VI.
During the third quarter, our carry funds invested $6.3 billion in new or follow-on transactions, and we have announced and/or signed more than $6 billion of new or follow-on transactions that are expected to close in the coming quarters. We have deployed capital at a record pace, investing more than $29 billion over the last twelve months, and we anticipate the high level of market activity and opportunities for large buyouts will facilitate strong deployment activity throughout the remainder of 2021 and into 2022, particularly in the healthcare, technology, and consumer sectors.
At our Investor Day in February 2021, we announced our goal of raising at least $130 billion by the end of 2024. Fundraising has been strong during the first three quarters of this year, and we are attracting significant amounts of new capital for some of our large successor funds. We raised $21.7 billion in new capital in the third quarter, with the first closing in our eighth U.S. Buyout fund, the closing of several new CLOs in Global Credit, and continued strength in Global Investment Solutions. We have raised $39.9 billion year to date. Much of this recently raised capital is included in pending Fee-earning AUM for which fees have not yet been activated, the balance of which was $29.8 billion as of September 30, 2021, and we expect much of it to move into Fee-earning AUM in the fourth quarter as we activate fees on this capital.
We are closely evaluating the financial and other proposals put forth by the current Administration and Congress and their potential impacts on our business. While there may be changes to current tax and regulatory regimes, recent fiscal stimulus and proposed infrastructure packages could be followed by longer-term spending increases. The potential for policy changes may create regulatory uncertainty for our portfolio companies and our investment strategies and could adversely affect our profitability and the profitability of our portfolio companies.

Recent Transactions
Sale of Brazilian Management Entity
On August 31, 2021, we sold 100% of our interest in our local Brazilian management entity and entered into a sub-advisory agreement with the acquiring company, which will provide advisory services with respect to Carlyle’s Brazilian portfolio. We recorded a loss on the sale and related transaction costs of $4.7 million, which are included in other non-operating expenses (income) on the unaudited condensed consolidated statements of operations, as well as a foreign currency translation loss of $14.7 million related to amounts previously recorded in accumulated other comprehensive income, which is primarily included in general, administrative and other expenses on the unaudited condensed consolidated statements of operations. We exclude these amounts from our Non-GAAP financial measures, based on our definitions of Distributable Earnings and Fee Related Earnings.
Dividends
In October 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share to common stockholders of record at the close of business on November 9, 2021, payable on November 17, 2021.
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
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Additionally, management fees include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. Approximately 90% of our fee revenue is in the form of management fees from traditional closed-end, long-dated funds, which are highly predictable and stable, and do not have significant exposure to the underlying fund valuations. Approximately 98% of our Fee-earning AUM is in fund structures with contractual lives of generally ten years, and is not subject to redemption without cause.
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $17.5 billion of Fee-earning AUM as of September 30, 2021 were approximately 15% and 16% of fund management fees recognized during the three and nine months ended September 30, 2021, respectively, and 17% of fund management fees recognized during both the three and nine months ended September 30, 2020. No other fund generated over 10% of fund management fees in the periods presented.
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
In addition to the performance allocations from our Global Private Equity funds and closed-end carry funds in the Global Credit segment, we are also entitled to receive performance allocations from our Global Investment Solutions, Carlyle Aviation and NGP Carry Funds. We also retained our interest in the net accrued performance allocations of existing funds at the time of the sale of MRE. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”
Performance allocations in excess of 10% of the total for the three and nine months ended September 30, 2021 and 2020 were generated from the following funds:

Three Months Ended September 30,				Nine Months Ended September 30,
2021		2020		2021		2020
(Dollars in millions)
CP VI	$109.9	CP VI	$118.4	CP VI	$1,177.7	CP VI	$686.0
CRP VIII	105.9	CAP IV	99.5	CEP IV	538.2	CAP IV	290.0
						CIEP	(160.1)
No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during the three and nine months ended September 30, 2021 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio and private investments with pending sale transactions.
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

Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the three months ended September 30, 2021 and 2020, the reversals of performance allocations were $73.4 million and $30.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the reversals of performance allocations were $23.3 million and $487.7 million, respectively.
As of September 30, 2021, accrued performance allocations and accrued giveback obligations were $8.1 billion and $24.7 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2021 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of September 30, 2021, $11.6 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $13.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. Net accrued performance revenues as of September 30, 2021 are $3.9 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2021, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.0 billion on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through September 30, 2021
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2021:

	As of September 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$12,197	$260	$1,856	$14,313
Level II	4,960	1,315	237	6,512
Level III	89,532	54,036	39,809	183,377
Fair Value of Investments	106,689	55,611	41,902	204,202
Available Capital	54,464	10,727	23,684	88,875
Total AUM	$161,153	$66,338	$65,586	$293,077
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2021, our U.S. federal income tax returns for tax years 2017 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit for tax years 2015 to 2020. Foreign tax returns are generally subject to audit for tax years 2011 to 2020. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities. We do not believe the outcome of any future audit will have a material impact on our consolidated financial statements.

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
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2021	2020
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$76,794	$74,761
Fee-earning AUM based on invested capital (2)	41,581	38,378
Fee-earning AUM based on collateral balances, at par (3)	29,191	26,326
Fee-earning AUM based on net asset value (4)	8,990	7,341
Fee-earning AUM based on lower of cost or fair value and other (5)	19,819	19,764
Balance, End of Period (6) (7)	$176,375	$166,570
(1)Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.
(2)Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Global Private Equity and Global Investment Solutions funds.
(3)Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.
(4)Reflects the net asset value of certain other carry funds.
(5)Includes funds with fees based on gross asset value.
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2021, the Legacy Energy Funds had, in the aggregate, approximately $0.3 billion in AUM and $0.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balances as of September 30, 2021 and 2020 exclude $29.8 billion and $9.9 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$174,856	$162,389	$170,102	$161,057
Inflows (1)	6,388	4,139	20,439	16,707
Outflows (including realizations) (2)	(4,418)	(2,049)	(13,763)	(12,570)
Market Activity & Other (3)	454	214	2,040	(954)
Foreign Exchange (4)	(905)	1,877	(2,443)	2,330
Balance, End of Period	$176,375	$166,570	$176,375	$166,570
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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the nine months ended September 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.3 billion of Fee-earning AUM as of March 31, 2021.
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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone, the NGP Energy Funds that are advised by NGP, as well as capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside a carry fund.
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
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$275,877	$245,769
Inflows (1)	21,547	39,785
Outflows (including realizations) (2)	(14,103)	(32,754)
Market Activity & Other (3)	11,667	44,659
Foreign Exchange (4)	(1,911)	(4,382)
Balance, End of Period	$293,077	$293,077
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital. Outflows during the nine months ended September 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.4 billion of Total AUM as of March 31, 2021.
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
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 7% for the three months ended September 30, 2021 is comprised of 4% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 9% for funds focusing on real estate, and 7% for funds focusing on natural resources; 3% appreciation for carry funds in the Global Credit segment; and 10% appreciation for carry funds in the Global Investment Solutions segment. Overall portfolio appreciation for the nine months ended September 30, 2021 of 33% is comprised of 34% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 26% for funds focusing on real estate, and 25% for funds focusing on natural resources; 21% appreciation for carry funds in the Global Credit segment; and 39% appreciation for carry funds in the Global Investment Solutions segment. While the publicly traded investments in our Global Private Equity and Global Credit segments depreciated 1% in the third quarter, they have experienced appreciation of 30% year to date.

While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation for the three months ended September 30, 2021 were 0.2% and (1.5)%, respectively, while the FTSE NAREIT Composite appreciation was (0.7)%, the S&P Oil and Gas Exploration and Production Index was 4.8%, and the S&P Leveraged Loan Index appreciation was 0.2%. S&P 500 and MSCI ACWI appreciation for the nine months ended September 30, 2021 were 14.7% and 9.8%, respectively, while the FTSE NAREIT Composite appreciation was 18.6%, the S&P Oil and Gas Exploration and Production Index was 66.4%, and the S&P Leveraged Loan Index appreciation was 1.7%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of September 30, 2021, our Consolidated Funds represent approximately 2% of our AUM; 2% of our management fees for both the three and nine months ended September 30, 2021; and less than 1% of our total investment income or loss for the nine months ended September 30, 2021.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2021, our consolidated CLOs held approximately $6.7 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$407.5	$363.8	$1,182.9	$1,091.5
Incentive fees	13.1	9.1	33.0	27.0
Investment income (loss)
Performance allocations	974.5	477.4	4,841.3	731.6
Principal investment income (loss)	160.4	106.7	477.2	(659.2)
Total investment income (loss)	1,134.9	584.1	5,318.5	72.4
Interest and other income	21.9	21.3	63.3	64.5
Interest and other income of Consolidated Funds	62.1	56.3	185.3	164.5
Total revenues	1,639.5	1,034.6	6,783.0	1,419.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	224.9	222.2	685.2	639.0
Equity-based compensation	42.4	18.7	122.0	78.3
Performance allocations and incentive fee related compensation	495.2	250.6	2,355.8	343.7
Total compensation and benefits	762.5	491.5	3,163.0	1,061.0
General, administrative and other expenses	99.6	91.1	300.4	240.9
Interest	27.9	23.0	76.4	72.8
Interest and other expenses of Consolidated Funds	44.6	37.2	133.5	122.1
Other non-operating expenses	3.5	0.6	1.0	1.3
Total expenses	938.1	643.4	3,674.3	1,498.1
Other income (loss)
Net investment income (losses) of Consolidated Funds	(0.1)	23.9	9.6	(38.9)
Income (Loss) before provision for income taxes	701.3	415.1	3,118.3	(117.1)
Provision for income taxes	153.9	82.4	733.5	54.7
Net income (loss)	547.4	332.7	2,384.8	(171.8)
Net income (loss) attributable to non-controlling interests in consolidated entities	14.6	37.2	57.7	(1.2)
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$532.8	$295.5	$2,327.1	$(170.6)

Net income (loss) attributable to The Carlyle Group Inc. per common share
Basic	$1.50	$0.84	$6.56	$(0.49)
Diluted	$1.46	$0.82	$6.42	$(0.49)
Weighted-average common shares
Basic	355,954,734	351,567,631	354,903,371	349,468,329
Diluted	364,740,675	358,405,845	362,471,998	349,468,329

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 and Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Total revenues increased $604.9 million, or 58.5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $5.4 billion, or 377.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Total Revenues, September 30, 2020	$1,034.6	$1,419.9
Increases (Decreases):
Increase in fund management fees	43.7	91.4
Increase in incentive fees	4.0	6.0
Increase in investment income, including performance allocations	550.8	5,246.1
Increase (decrease) in interest and other income	0.6	(1.2)
Increase in interest and other income of Consolidated Funds	5.8	20.8
Total increase	604.9	5,363.1
Total Revenues, September 30, 2021	$1,639.5	$6,783.0

Fund Management Fees. Fund management fees increased $43.7 million, or 12.0%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $91.4 million, or 8.4%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$44.1	$129.1
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(8.4)	(61.9)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(3.0)	(5.3)
Recognition of previously deferred CLO subordinated fees (after the effect of consolidation) in 2020	(7.0)	—
Higher transaction and portfolio advisory fees	18.0	28.8
All other changes	—	0.7
Total increase in fund management fees	$43.7	$91.4

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $21.9 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and $54.3 million and $25.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by higher underwriting and placement fees generated by Carlyle Global Capital Markets.

Investment Income. Investment income increased $550.8 million to $1.1 billion for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $5.2 billion to $5.3 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Increase in performance allocations, excluding NGP	$497.1	$4,109.7
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	5.9	33.3
Increase in investment income from our corporate private equity funds	5.6	143.8
(Increase) decrease in losses on foreign currency hedges	(2.6)	7.3
Increase in investment income from our real estate funds	9.7	14.6
Increase in investment income from our natural resources funds, excluding NGP	3.6	17.6
Increase in investment income from our Global Credit carry funds	1.5	14.2
(Decrease) increase in investment income from our direct lending funds and interval funds	(5.4)	13.0
Increase in investment income from Carlyle Aviation	0.6	1.8
(Decrease) increase in investment income from our CLOs	(18.9)	32.1
Increase in investment income from Fortitude Re	13.7	805.2
Increase in investment income from Alpinvest	6.2	21.6
All other changes(1)	33.8	31.9
Total increase in investment income	$550.8	$5,246.1
(1) Includes investment income of $31.5 million associated with the remeasurement of a corporate investment, which is carried at cost, resulting from an observable price change pursuant to ASC 321, Investments – Equity Securities.
Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the unaudited condensed consolidated financial statements, we accounted for our investment in Fortitude Re under the equity method of accounting by recognizing our pro rata share of Fortitude Holdings’ U.S. GAAP earnings, which is included in principal investment income (loss) in the unaudited condensed consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). At the time we contributed our existing 19.9% interest in Fortitude Holdings to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund, which resulted in a loss in principal investment income (loss) of $620.7 million during the three months ended June 30, 2020. As of September 30, 2021, our investment in Carlyle FRL was $655.7 million, relative to our cost of $465.3 million.
We recorded a decrease in the investment income from CLOs during the three months ended September 30, 2021 and an increase in the investment income from CLOs during the nine months ended September 30, 2021 relative to the comparable periods in 2020. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 2% during the quarter, with our investments in subordinated notes appreciating 1% during the three months ended September 30, 2021, while our investments in the senior notes depreciated 4% quarter over quarter. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 1% year-to-date, with our investments in subordinated notes appreciating 6% during the nine months ended September 30, 2021, while our investments in the senior notes depreciated 6% year-to-date.

Performance Allocations. Performance allocations increased $497.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and $4.1 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2021 and 2020 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$777.8	$336.6	$4,142.5	$726.0
Global Credit	27.4	16.3	124.6	(24.0)
Global Investment Solutions (1)	169.3	124.5	574.2	29.6
Total performance allocations	$974.5	$477.4	$4,841.3	$731.6

Total carry fund appreciation (depreciation)	7%	5%	33%	2%
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
The pace of global growth weakened in the third quarter with the rise of the COVID-19 Delta variant and the persistence of global supply chain disruptions. The International Monetary Fund modestly reduced its forecast for global growth to 5.9% in 2021, down from 6.0% earlier this year. In the equity markets, major indices reached record highs in July and August, but became volatile in September as “stagflationary” signs emerged. However, despite the deceleration in global growth and increase in market volatility, our carry fund portfolio extended the positive trend experienced since the first quarter of 2020. Within our Global Private Equity segment, our corporate private equity funds appreciated by 4% in the quarter, driven by strong gains in our U.S. and Europe buyout portfolio, our real estate funds appreciated by 9% in the quarter, continuing their attractive performance, and our natural resources funds appreciated by 7% in the quarter, boosted by strong commodity prices on our energy-focused investments. In our Global Credit segment, our carry funds, which represent approximately 18% of the total Global Credit remaining fair value, appreciated by 3% in the second quarter, reflecting continued positive portfolio company performance. While the publicly traded investments in our Global Private Equity and Global Credit segments depreciated 1% in the third quarter, they have experienced appreciation of 30% year to date. Our Global Investment Solutions funds appreciated by 10% in the third quarter, though our primary and secondary fund of funds generally reflect investment fair values on a one-quarter lag. The portion of our traditional carry funds attributable to publicly traded companies is 16% of fair value as of September 30, 2021, compared to 15% as of December 31, 2020 and 6% as of December 31, 2019. While our publicly traded investments have performed well to date overall, this shift may result in an increasing correlation to public market performance and a significant concentration of investment gains in individual investments for certain funds. To the extent that there is volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters. For example, as of September 30, 2021, approximately 34% of our net accrued performance revenues were generated by Carlyle Partners VI, L.P. (“CP VI”), which has nearly 65% of its remaining fair value in publicly-traded portfolio companies.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $5.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $20.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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

Expenses
Total expenses increased $294.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $2.2 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Total Expenses, September 30, 2020	$643.4	$1,498.1
Increases (Decreases):
Increase in total compensation and benefits	271.0	2,102.0
Increase in general, administrative and other expenses	8.5	59.5
Increase in interest and other expenses of Consolidated Funds	7.4	11.4
Increase (decrease) in other non-operating expense	2.9	(0.3)
All other changes	4.9	3.6
Total increase	294.7	2,176.2
Total Expenses, September 30, 2021	$938.1	$3,674.3
Total Compensation and Benefits. Total compensation and benefits increased $271.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $2.1 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Increase in cash-based compensation and benefits	$2.7	$46.2
Increase in equity-based compensation	23.7	43.7
Increase in performance allocations and incentive fee related compensation	244.6	2,012.1
Increase in total compensation and benefits	$271.0	$2,102.0
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $2.7 million, or 1%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $46.2 million, or 7.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Increase in headcount and bonuses	$12.5	$38.0
Contingent earnout associated with Carlyle Aviation Partners acquisition(1)	(9.8)	8.2
Total increase in cash-based compensation and benefits	$2.7	$46.2
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $49.9 million through September 30, 2021. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $23.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $43.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a larger number of unvested restricted stock units with a higher weighted average grant date fair value. The three months ended September 30, 2020 also reflect a forfeiture credit of $7.2 million related to the retirement of one of our co-chief executive officers. During the nine months ended September 30, 2021, we granted 7.0 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $244.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $2.0 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 51% and 49% for the three and nine months ended September 30, 2021, respectively, and 52% and 47% for the three and nine months ended September 30, 2020, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $8.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $59.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
CCC litigation cost recovery in 2020 (1)	$—	$29.9
Right-of-use asset impairment	—	26.8
Lower intangible asset amortization	(1.9)	(2.5)
Higher depreciation and amortization	2.6	4.0
Lower professional fees, including corporate conversion costs	(3.4)	(19.6)
Higher (lower) travel and conference expenses	2.1	(8.5)
Foreign exchange adjustments	7.4	30.8
Other changes	1.7	(1.4)
Total increase in general, administrative and other expenses	$8.5	$59.5
(1) General, administrative and other expenses included the positive impact of a $29.9 million recovery of litigation costs during the nine months ended September 30, 2020. See Note 7 to our unaudited condensed consolidated financial statements.

In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge during the nine months ended September 30, 2021. We expect general, administrative and other costs to benefit from lower rent expense and leasehold improvement amortization in future years as a result of the sublease.
Foreign exchange adjustments for the three and nine months ended September 30, 2021 include a loss of $14.7 million related to the sale of our local Brazilian management entity related to amounts previously recorded in accumulated other comprehensive income, as well as revaluation adjustments on our European CLO investments. Foreign exchange adjustments for the three and nine months ended September 30, 2020 are primarily driven by the revaluation on our European CLO investments.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $7.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $11.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher interest expense on the consolidated CLOs.
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
Other Non-operating Expenses (Income). Other non-operating expenses (income) for the three and nine months ended September 30, 2021 includes a loss on the sale of our local Brazilian management entity and related transaction costs of $3.4 million and $4.7 million, respectively. Other non-operating expenses (income) for the nine months ended September 30, 2021 also includes a $5.0 million gain on the sale of our interest in MRE.
Net Investment Income (Loss) of Consolidated Funds. For the three months ended September 30, 2021, net investment losses of Consolidated Funds were $0.1 million as compared to net investment income of $23.9 million for the three months ended September 30, 2020. For nine months ended September 30, 2021, net investment income of Consolidated Funds were $9.6 million as compared to net investment losses of $38.9 million for the nine months ended September 30, 2020. For both the three and nine months ended September 30, 2021 and 2020, net investment income (loss) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The nine months ended September 30, 2020 include significant losses on the CLO assets and gains on the CLO liabilities resulting from the rapid decline in asset prices and widening of credit spreads in the first quarter of 2020, which saw marked improvement over the second and third quarters of 2020. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Realized gains (losses)	$(10.7)	$(9.6)	$6.5	$(49.9)
Net change in unrealized gains (losses)	8.2	172.7	93.8	(169.3)
Total gains (losses)	(2.5)	163.1	100.3	(219.2)
Gains (losses) from liabilities of CLOs	2.4	(139.2)	(90.7)	180.3
Total net investment gains (losses) of Consolidated Funds	$(0.1)	$23.9	$9.6	$(38.9)

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $153.9 million and $82.4 million for the three months ended September 30, 2021 and 2020, respectively, and $733.5 million and $54.7 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, the provision for income taxes reflects a tax benefit of $35.6 million related to the net loss recorded during the period, net of the $90.3 million expense related to the Conversion (see Note 9 to the accompanying unaudited condensed consolidated financial statements for more information regarding the impact of the Conversion). The Company’s effective tax rate was approximately 22% and 20% for the three months ended September 30, 2021 and 2020, respectively, and 24% and (47)% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests and the impact of a discrete tax benefit resulting from the vesting of restricted stock units. U.S. federal taxes relate to both current and deferred taxes, as we fully utilized our remaining net operating loss carryforwards during the three months ended June 30, 2021. The effective tax rate for the nine months ended September 30, 2020 differs from the statutory rate primarily due to the income tax expense resulting from the Conversion offsetting the tax benefit from the net loss recorded in the period. As of September 30, 2021 and December 31, 2020, the Company had federal, state, local and foreign taxes payable of $180.4 million and $62.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $14.6 million for the three months ended September 30, 2021 as compared to net income of $37.2 million for the three months ended September 30, 2020. Net income attributable to non-controlling interests in consolidated entities was $57.7 million for the nine months ended September 30, 2021 as compared to net loss of $1.2 million for the nine months ended September 30, 2020. These amounts primarily reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. This balance also includes the net earnings or losses of certain Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $532.8 million for the three months ended September 30, 2021 as compared to $295.5 million for the three months ended September 30, 2020. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $2.3 billion for the nine months ended September 30, 2021, a $2.5 billion increase from a net loss of $170.6 million for the nine months ended September 30, 2020.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2021 and 2020. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Total Segment Revenues	$1,523.8	$496.5	$3,055.3	$1,659.8
Total Segment Expenses	793.2	344.7	1,714.4	1,134.6
Distributable Earnings	$730.6	$151.8	$1,340.9	$525.2
(-) Realized Net Performance Revenues	533.5	39.9	846.9	159.0
(-) Realized Principal Investment Income	71.3	12.8	139.1	50.8
(+) Net Interest	25.6	19.6	68.7	59.4
(=) Fee Related Earnings	$151.4	$118.7	$423.6	$374.8

The following table sets forth our total segment revenues for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$416.9	$389.1	$1,218.9	$1,157.0
Portfolio advisory and transaction fees, net and other	23.2	5.1	58.5	30.2
Total fund level fee revenues	440.1	394.2	1,277.4	1,187.2
Realized performance revenues	1,010.9	86.8	1,633.3	410.6
Realized principal investment income	71.3	12.8	139.1	50.8
Interest income	1.5	2.7	5.5	11.2
Total Segment Revenues	$1,523.8	$496.5	$3,055.3	$1,659.8
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$218.0	$205.3	$647.6	$619.2
Realized performance revenue related compensation	477.4	46.9	786.4	251.6
Total compensation and benefits	695.4	252.2	1,434.0	870.8
General, administrative, and other indirect expenses	60.0	62.0	177.2	168.4
Depreciation and amortization expense	10.7	8.2	29.0	24.8
Interest expense	27.1	22.3	74.2	70.6
Total Segment Expenses	$793.2	$344.7	$1,714.4	$1,134.6

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income (loss) before provision for income taxes	$701.3	$415.1	$3,118.3	$(117.1)
Adjustments:
Net unrealized performance revenues	44.8	(180.3)	(1,645.6)	(238.8)
Unrealized principal investment (income) loss(1)	(70.4)	(81.0)	(280.5)	643.2
Adjusted unrealized principal investment (income) loss from investment in Fortitude Re(2)	—	—	—	104.4
Equity-based compensation(3)	44.3	21.1	129.5	87.4
Acquisition or disposition-related charges (credits), including amortization of intangibles	24.4	18.5	54.7	28.6
Tax expense (benefit) associated with certain foreign performance fee revenues	(2.4)	(7.8)	(11.8)	4.1
Net (income) loss attributable to non-controlling interests in consolidated entities	(14.6)	(37.2)	(57.7)	1.2
Right-of-use asset impairment	—	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	3.2	3.4	7.2	12.2
(=) Distributable Earnings	$730.6	$151.8	$1,340.9	$525.2
(-) Realized net performance revenues(4)	533.5	39.9	846.9	159.0
(-) Realized principal investment income(4)	71.3	12.8	139.1	50.8
(+) Net interest	25.6	19.6	68.7	59.4
(=) Fee Related Earnings	$151.4	$118.7	$423.6	$374.8

(1)    Adjustments to unrealized principal investment income (loss) during the nine months ended September 30, 2020 are inclusive of $211.8 million of unrealized gains resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude Re’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude Holdings to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude Holdings at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the nine months ended September 30, 2020.
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

(4) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$974.5	$36.4	$1,010.9
Performance revenues related compensation expense	495.2	(17.8)	477.4
Net performance revenues	$479.3	$54.2	$533.5

Principal investment income (loss)	$160.4	$(89.1)	$71.3

	Nine Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$4,841.3	$(3,208.0)	$1,633.3
Performance revenues related compensation expense	2,355.8	(1,569.4)	786.4
Net performance revenues	$2,485.5	$(1,638.6)	$846.9

Principal investment income (loss)	$477.2	$(338.1)	$139.1

	Three Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$477.4	$(390.6)	$86.8
Performance revenues related compensation expense	250.6	(203.7)	46.9
Net performance revenues	$226.8	$(186.9)	$39.9

Principal investment income (loss)	$106.7	$(93.9)	$12.8

	Nine Months Ended September 30, 2020
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$731.6	$(321.0)	$410.6
Performance revenues related compensation expense	343.7	(92.1)	251.6
Net performance revenues	$387.9	$(228.9)	$159.0

Principal investment income (loss)	$(659.2)	$710.0	$50.8
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Global Private Equity	$666.1	$115.1	$1,181.9	$406.4
Global Credit	35.7	22.0	88.4	81.9
Global Investment Solutions	28.8	14.7	70.6	36.9
Distributable Earnings	$730.6	$151.8	$1,340.9	$525.2
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$265.1	$248.1	$788.7	$779.3
Portfolio advisory and transaction fees, net and other	7.3	3.5	24.1	10.8
Total fund level fee revenues	272.4	251.6	812.8	790.1
Realized performance revenues	962.9	70.5	1,525.9	251.7
Realized principal investment income	61.6	7.5	109.3	34.0
Interest income	0.2	0.3	0.9	2.6
Total revenues	1,297.1	329.9	2,448.9	1,078.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	122.5	396.3	382.8
Realized performance revenues related compensation	434.5	32.9	688.3	114.4
Total compensation and benefits	568.1	155.4	1,084.6	497.2
General, administrative, and other indirect expenses	38.4	40.4	116.2	115.2
Depreciation and amortization expense	7.1	5.3	19.3	16.2
Interest expense	17.4	13.7	46.9	43.4
Total expenses	631.0	214.8	1,267.0	672.0
Distributable Earnings	$666.1	$115.1	$1,181.9	$406.4
(-) Realized Net Performance Revenues	528.4	37.6	837.6	137.3
(-) Realized Principal Investment Income	61.6	7.5	109.3	34.0
(+) Net Interest	17.2	13.4	46.0	40.8
(=) Fee Related Earnings	$93.3	$83.4	$281.0	$275.9
(1) On August 31, 2021, we sold 100% of our interest in our local Brazilian management entity and entered into a sub-advisory agreement with the acquiring company, which will provide advisory services with respect to Carlyle’s Brazilian portfolio. The loss on the sale and related transaction costs of $4.7 million and foreign currency translation loss of $14.7 million are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S. GAAP financial statements.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 and Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Distributable Earnings
Distributable Earnings increased $551.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $775.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2020	$115.1	$406.4
Increases (decreases):
Increase in fee related earnings	9.9	5.1
Increase in realized net performance revenues	490.8	700.3
Increase in realized principal investment income	54.1	75.3
Increase in net interest	(3.8)	(5.2)
Total increase	551.0	775.5
Distributable Earnings, September 30, 2021	$666.1	$1,181.9

Realized Net Performance Revenues. Realized net performance revenues increased $490.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $700.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven by realization activity in our U.S., Europe and Asia buyout funds, as well as our U.S. real estate funds. During the nine months ended September 30, 2021 we realized performance revenues for the first time on our eighth U.S. real estate fund, our fourth Asia buyout fund, and our third Japan buyout fund. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30,		Nine Months Ended September 30,
2021	2020	2021	2020
CP VI	CP VI	CP VI	CP IV
CP V	CP V	CP V	CP V
CEP III	CGFSP II	CAP IV	CP VI
CRP VIII	CCI	CEP III	CETP III
CAP IV	CRP III	CRP VIII	CGFSP II
	CRP VII	CRP V	CGFSP I
		CGFSP II	CCI
		CRP VII	CRP III
		CJP III	CRP VII
CERF
CEREP III

Realized Principal Investment Income. Realized principal investment income was $61.6 million for the three months ended September 30, 2021 as compared to realized principal investment income of $7.5 million for the three months ended September 30, 2020. Realized principal investment income for the three months ended September 30, 2021 was driven by our U.S. Europe and Asia buyout funds, our U.S. real estate funds, and our equity opportunities funds, as compared to realized principal investment income during the three months ended September 30, 2020, which was driven by our U.S. buyout and U.S. real estate funds.
Realized principal investment income was $109.3 million for the nine months ended September 30, 2021 as compared to realized principal investment income of $34.0 million for the nine months ended September 30, 2020. Realized principal investment income for the nine months ended September 30, 2021 was driven by our U.S., Europe and Asia buyout funds and our equity opportunities funds, compared to realized principal investment income during the nine months ended September 30, 2020 driven by our Asia and U.S. buyout funds and our U.S. real estate funds, partially offset by realized investment losses in one of our equity opportunities funds.
Fee Related Earnings
Fee Related Earnings increased $9.9 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $5.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2020	$83.4	$275.9
Increases (decreases):
Increase in fee revenues	20.8	22.7
Increase in cash-based compensation and benefits	(11.1)	(13.5)
CCC litigation cost recovery in 2020(1)	—	(20.3)
Decrease in general, administrative and other indirect expenses	2.0	19.3
All other changes	(1.8)	(3.1)
Total increase	9.9	5.1
Fee Related Earnings, September 30, 2021	$93.3	$281.0
(1) General, administrative and other indirect expenses during the nine months ended September 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues increased $20.8 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $22.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Higher fund management fees	$17.0	$9.4
Higher portfolio advisory and transaction fees, net and other	3.8	13.3
Total increase in fee revenues	$20.8	$22.7

The increase in total fee revenues for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 was primarily due to higher management fees on CJP IV as well as CAP Growth II, which activated fees in October 2020 and May 2021, respectively, and CPI, which charges management fees on net asset value. These increases were partially offset by lower management fees for funds on which management fees are based on invested capital and have had realizations over the last twelve months.
The increase in fund management fees for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to higher management fees on CJP IV, our Renewables fund which included $3.2 million in catch-up management fees, as well as CAP Growth II and CPI. These increases were partially offset by basis step-downs in CEOF II and CJP III, catch-up management fees of $6.3 million on CIEP II in the nine months ended September 30, 2020, as well as lower management fees for funds on which management fees are based on invested capital and have had realizations over the last twelve months.
Portfolio advisory and transaction fees, net and other increased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The increase in portfolio advisory and transaction fees during the nine months ended September 30, 2021 relative to the comparable period in 2020 was primarily driven by transaction fees related to investments in CJP IV and CEP V, as well as portfolio fees related to investments in CEOF I, CEOF II and CIEP II.
The total weighted-average management fee rates as of September 30, 2021 and 2020 were 1.28% and 1.26%. Fee-earning assets under management were $90.3 billion and $89.2 billion as of September 30, 2021 and 2020, respectively, an increase of $1.1 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $11.1 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $13.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher projected year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $19.3 million, excluding the impact of litigation cost recoveries in 2020, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to lower professional fees and travel and entertainment expenses.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2021	2020
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$55,247	$52,866
Fee-earning AUM based on invested capital	28,704	30,955
Fee-earning AUM based on net asset value	3,680	2,897
Fee-earning AUM based on lower of cost or fair value	2,654	2,441
Total Fee-earning AUM	$90,285	$89,159
Weighted Average Management Fee Rates (2)
All Funds	1.28%	1.26%
Funds in Investment Period	1.45%	1.39%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$90,477	$88,792	$91,571	$94,811
Inflows (1)	2,183	615	3,785	2,219
Outflows (including realizations) (2)	(1,865)	(981)	(4,341)	(7,944)
Market Activity & Other (3)	(156)	149	256	(421)
Foreign Exchange (4)	(354)	584	(986)	494
Balance, End of Period	$90,285	$89,159	$90,285	$89,159
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
Fee-earning AUM was $90.3 billion at September 30, 2021, generally flat to June 30, 2021, as inflows of $2.2 billion from new fee-paying commitments raised in CER II and CAP Growth II and capital deployment for funds that charge management fees on invested capital were largely offset by realizations of $1.9 billion in funds which charge fees based on invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $90.3 billion at September 30, 2021, a decrease of $1.3 billion, or approximately 1%, compared to $91.6 billion at December 31, 2020. The decrease was driven by outflows of $4.3 billion primarily due to dispositions in funds which charge fees based on invested capital, as well as $1.0 billion in negative foreign exchange activity from the translation of our EUR-denominated funds’ AUM to USD. Partially offsetting the decrease were inflows of $3.8 billion primarily from new fee-paying commitments raised in CAP Growth II, CER II, and CRSEF, as well as investments in other funds which charge fees based on invested capital.
Fee-earning AUM was $90.3 billion at September 30, 2021, an increase of $1.1 billion, or approximately 1%, compared to $89.2 billion at September 30, 2020. The increase was driven by inflows of $7.0 billion primarily from new fee-paying commitments raised in CJP IV, CAP Growth II, CER II, and CRSEF, as well as investments in other funds which charge fees based on invested capital, and $0.4 billion of market appreciation. Partially offsetting the increase were outflows of $5.9 billion primarily due to dispositions in funds which charge fees based on invested capital.
Total AUM as of and for the Three and Nine Months Ended September 30, 2021
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$150,148	$131,780
Inflows (1)	15,729	23,873
Outflows (including realizations) (2)	(9,779)	(18,974)
Market Activity & Other (3)	5,581	25,839
Foreign Exchange (4)	(526)	(1,365)
Balance, End of Period	$161,153	$161,153
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

Total AUM was $161.2 billion at September 30, 2021, an increase of $11.1 billion compared to $150.1 billion as of June 30, 2021. Driving the increase were $15.7 billion of inflows, largely attributable to first closings in CP VIII and CP Growth, and additional closings in CRP IX. The increase was also driven by overall segment appreciation of $5.6 billion for the period, driven by appreciation of $0.7 billion in CP VI, $0.6 billion in CRP VIII, and $0.5 billion in CP VII. These increases were partially offset by outflows of $9.8 billion primarily from distributions of investment proceeds in our U.S. Buyout, Europe Buyout, U.S. Growth, and Asia Buyout funds.
Total AUM was $161.2 billion at September 30, 2021, an increase of $29.4 billion compared to $131.8 billion as of December 31, 2020. The increase was driven by overall segment appreciation of $25.8 billion for the period which was driven by appreciation of $6.5 billion in CP VI, $2.4 billion in CP VII, $1.7 billion in CEP IV, and $1.3 billion in CRP VIII. Also driving the increase were $23.9 billion of inflows primarily from fundraising in CP VIII, CRP IX, CPI, and CP Growth. The increase was partially offset by outflows of $19.0 billion primarily from distributions of investment proceeds in our U.S. Buyout, U.S. Real Estate, Europe Buyout, and U.S. Growth funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2021						As of September 30, 2021
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VII (May 2018 / May 2024)	$18,510	$13,975	76%	$568	$16,952	1.3x	19%	10%	$225	$731	2.1x	41%
CP VI (May 2013 / May 2018)	$13,000	$13,078	101%	$13,917	$18,152	2.5x	23%	18%	$1,337	$17,922	2.8x	28%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,060	$1,311	2.1x	18%	14%	$114	$27,178	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,436	€3,011	47%	€19	€3,679	1.2x	NM	NM	$20	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,752	€3,758	100%	€3,417	€3,218	1.8x	17%	11%	$288	€3,220	2.4x	28%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,691	€67	2.3x	19%	14%	$8	€11,640	2.3x	19%
CEP II (Sep 2003 / Sep 2007)	€1,805	€2,048	113%	€4,113	€27	2.0x	36%	20%	$3	€4,124	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$3,638	56%	$902	$4,283	1.4x	47%	24%	$111	$944	1.9x	158%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$4,538	$3,468	2.0x	19%	13%	$287	$4,780	3.4x	35%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,417	$701	2.0x	17%	12%	$72	$4,417	2.1x	19%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥92,595	36%	¥—	¥103,455	1.1x	NM	NM	$2	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥97,354	¥91,839	2.1x	20%	13%	$60	¥117,140	3.1x	32%
CJP II (Oct 2006 / Jul 2013)	¥165,600	¥141,867	86%	¥205,301	¥5,400	1.5x	7%	4%	$—	¥203,831	1.5x	7%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$870	87%	$17	$1,497	1.7x	45%	31%	$54	n/a	n/a	n/a
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,602	$566	2.3x	26%	19%	$43	$1,600	2.3x	28%
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,123	88%	$1,477	$2,143	1.7x	18%	12%	$127	$1,764	3.8x	56%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,505	$324	1.6x	12%	8%	$46	$1,359	1.8x	23%
CETP IV (Jul 2019 / Jul 2025)	€1,350	€1,082	80%	€—	€1,536	1.4x	65%	40%	$42	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,180	€676	3.1x	46%	33%	$53	€1,180	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$175	10%	$—	$193	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$2,933	82%	$414	$3,433	1.3x	7%	5%	$45	$469	3.1x	68%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$120	1.3x	7%	2%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776.0	$736	95%	$479	$534	1.4x	6%	3%	$—	$437	1.2x	4%
All Other Active Funds & Vehicles(10)		$16,425	n/a	$16,835	$10,906	1.7x	13%	11%	$72	$17,392	2.2x	17%
Fully Realized Funds & Vehicles(11)		$23,388	n/a	$59,472	$—	2.5x	28%	21%	$6	$59,472	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$121,302	n/a	$160,671	$77,032	2.0x	26%	18%	$3,015	$165,798	2.5x	27%

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2021						As of September 30, 2021
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Real Estate
CRP IX ( — / —)	$7,254	$53	1%	$—	$49	0.9x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Jan 2022)	$5,505	$3,852	70%	$1,964	$3,858	1.5x	47%	26%	$148	$2,012	1.8x	47%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,778	91%	$4,260	$1,989	1.7x	19%	12%	$88	$4,154	1.8x	25%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,162	92%	$3,721	$195	1.8x	27%	18%	$4	$3,539	2.0x	31%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,318	111%	$5,282	$723	1.8x	12%	9%	$125	$5,932	1.8x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,216	128%	$1,954	$23	1.6x	7%	4%	$—	$1,951	1.7x	7%
CPI (May 2016 / n/a)	$6,428	$3,838	60%	$961	$4,323	1.4x	16%	14%	$40	$605	1.6x	NM
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,447	€44	1.2x	4%	1%	$—	€2,444	1.2x	4%
All Other Active Funds & Vehicles(14)		$3,390	n/a	$3,021	$2,241	1.6x	10%	8%	$6	$2,745	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,182	n/a	$6,878	$2	1.3x	13%	6%	$—	$6,880	1.3x	13%
TOTAL REAL ESTATE(13)		$29,164	n/a	$30,871	$13,454	1.5x	12%	8%	$412	$30,645	1.6x	13%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$841	37%	$214	$842	1.3x	NM	NM	$8	n/a	n/a	n/a
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,339	94%	$1,050	$2,517	1.5x	16%	8%	$63	$1,491	2.2x	23%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,504	99%	$352	$1,743	1.4x	13%	8%	$5	n/a	n/a	n/a
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,057	48%	$95	$961	1.0x	NM	NM	$—	$37	2.1x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,403	56%	$169	$2,838	1.3x	10%	5%	$—	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,961	93%	$2,312	$3,980	1.3x	7%	5%	$—	$1,947	1.2x	18%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,346	93%	$3,093	$484	1.1x	2%	Neg	$—	$2,961	1.2x	7%
All Other Active Funds & Vehicles(17)		$3,410	n/a	$1,496	$3,142	1.4x	13%	11%	$11	$1,512	2.2x	26%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES		$21,052	n/a	$10,215	$16,508	1.3x	8%	4%	$87	$9,384	1.6x	10%

Legacy Energy Funds(16)		$16,741	n/a	$23,759	$388	1.4x	12%	6%	$(4)	$23,580	1.5x	14%
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
(10)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CPF, CAP Growth I, CAP Growth II, and CBPF II.
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
(14)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR, CER I, and CER II.
(15)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRCP I, CAREP I, CAREP II, CEREP I, and CEREP II.
(16)Aggregate includes the following Legacy Energy funds and related co-investments: Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II.
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, CPOCP, CRSEF, and NGP Minerals.
(18)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CIP.
(19)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$92.5	$86.2	$258.6	$237.5
Portfolio advisory and transaction fees, net and other	15.9	1.6	34.1	19.4
Total fund level fee revenues	108.4	87.8	292.7	256.9
Realized performance revenues	2.1	—	2.2	26.5
Realized principal investment income	7.4	4.5	23.1	14.9
Interest income	1.3	2.3	4.5	8.0
Total revenues	119.2	94.6	322.5	306.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	58.7	52.5	168.0	156.1
Realized performance revenues related compensation	1.0	—	1.0	12.2
Total compensation and benefits	59.7	52.5	169.0	168.3
General, administrative, and other indirect expenses	14.7	12.0	39.5	30.7
Depreciation and amortization expense	2.3	1.8	6.2	5.2
Interest expense	6.8	6.3	19.4	20.2
Total expenses	83.5	72.6	234.1	224.4
(=) Distributable Earnings	$35.7	$22.0	$88.4	$81.9
(-) Realized Net Performance Revenues	1.1	—	1.2	14.3
(-) Realized Principal Investment Income	7.4	4.5	23.1	14.9
(+) Net Interest	5.5	4.0	14.9	12.2
(=) Fee Related Earnings	$32.7	$21.5	$79.0	$64.9

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 and Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Distributable Earnings
Distributable Earnings increased $13.7 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $6.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2020	$22.0	$81.9
Increases (decreases):
Increase in fee related earnings	11.2	14.1
Increase (decrease) in realized net performance revenues	1.1	(13.1)
Increase in realized principal investment income	2.9	8.2
Increase in net interest	(1.5)	(2.7)
Total increase	13.7	6.5
Distributable Earnings, September 30, 2021	$35.7	$88.4
Realized Net Performance Revenues. Realized net performance revenues increased $1.1 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and decreased $13.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to realized net performance revenues generated by our Asia structured credit fund and Carlyle Aviation Partners in the nine months ended September 30, 2020.
Realized Principal Investment Income. Realized principal investment income increased $2.9 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $8.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher gains on investments in our U.S. CLOs and distressed credit carry funds. The increase for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was partially offset by realized losses on investments in our energy credit carry funds.

Fee Related Earnings
Fee Related Earnings increased $11.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $14.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2020	$21.5	$64.9
Increases (decreases):
Increase in fee revenues	20.6	35.8
Increase in cash-based compensation and benefits	(6.2)	(11.9)
CCC litigation cost recovery in 2020(1)	—	(6.3)
Increase in general, administrative and other indirect expenses	(2.7)	(2.5)
All other changes	(0.5)	(1.0)
Total increase	11.2	14.1
Fee Related Earnings, September 30, 2021	$32.7	$79.0
(1) General, administrative and other indirect expenses during the nine months ended September 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Fee revenues increased $20.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased $35.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 v. 2020
	(Dollars in millions)
Higher fund management fees	$13.9	$21.1
Recognition of previously deferred subordinated management fees in 2020	(7.6)	—
Higher portfolio advisory and transaction fees, net and other	14.3	14.7
Total increase in fee revenues	$20.6	$35.8
The increase in fund management fees for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily driven by increased management fees from CCOF, which earns fees based on AUM, CCOF II, which activated management fees in October 2020, strong CLO origination activity, our interval fund and the activation of fees on newly-raised SMAs. These increases were partially offset by lower management fees from CSP IV, due to the step-down of the fee rate and basis in January 2021. The increase in the three months ended September 30, 2021 from the comparable period in 2020 was also partially offset by the recognition of $7.6 million of subordinated management fees in certain of our U.S. CLOs which had been deferred in the first and second quarters of 2020.
The increase in portfolio advisory and transaction fees, net and other for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily from higher underwriting and placement fees associated with Carlyle Global Capital Markets. The increase for the nine months ended September 30, 2021 from the comparable period in 2020 was partially offset by transaction fees associated with Carlyle FRL during the nine months ended September 30, 2020.
The weighted average management fee rate on our carry funds decreased from 1.27% at September 30, 2020 to 1.23% at September 30, 2021. The rate decrease was primarily due to the stepdown of CSP IV from commitments to invested capital and increases in Fee-earning AUM in products with lower fee rates, partially offset by new fee-paying commitments raised in SASOF V with a higher effective fee rate.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $6.2 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $11.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $2.7 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $2.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to increases in rent and other general expenses.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2021	2020
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,758	$5,018
Fee-earning AUM based on invested capital	9,022	5,178
Fee-earning AUM based on collateral balances, at par	29,191	26,326
Fee-earning AUM based on net asset value	1,621	1,517
Fee-earning AUM based on other (2)	5,621	4,341
Total Fee-earning AUM	$48,213	$42,380
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.23%	1.27%
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
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$45,885	$41,830	$42,133	$37,862
Inflows (1)	3,386	703	9,324	5,220
Outflows (including realizations) (2)	(991)	(569)	(3,267)	(1,879)
Market Activity & Other (3)	142	68	511	338
Foreign Exchange (4)	(209)	348	(488)	839
Balance, End of Period	$48,213	$42,380	$48,213	$42,380
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
Fee-earning AUM was $48.2 billion at September 30, 2021, an increase of $2.3 billion compared to $45.9 billion at June 30, 2021. This increase was driven by inflows of $3.4 billion primarily from the closings of four new U.S. CLOs and investment activity in CCOF II, partially offset by outflows of $1.0 billion primarily due to runoff of CLO collateral balances. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $48.2 billion at September 30, 2021, an increase of $6.1 billion, or approximately 14%, compared to $42.1 billion at December 31, 2020. The increase was driven by inflows of $9.3 billion primarily related to closings on additional U.S. and Europe CLOs and investment activity in our credit opportunities funds. This was partially offset by outflows of $3.3 billion primarily due to runoff of our CLO collateral balances and dispositions in other funds with fees tied to invested capital.
Fee-earning AUM was $48.2 billion at September 30, 2021, an increase of $5.8 billion, or approximately 14%, compared to $42.4 billion at September 30, 2020. The increase was driven by inflows of $10.5 billion primarily related to closings on additional U.S. and Europe CLOs and investment activity in our credit opportunities funds. This was partially offset by outflows of $5.3 billion primarily due to runoff of our CLO collateral balances and dispositions in other funds with fees tied to invested capital.
Total AUM as of and for the Three and Nine Months Ended September 30, 2021.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$61,081	$55,881
Inflows (1)	4,508	10,156
Outflows (including realizations) (2)	(377)	(2,462)
Market Activity & Other (3)	1,348	3,275
Foreign Exchange (4)	(222)	(512)
Balance, End of Period	$66,338	$66,338
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

Total AUM was $66.3 billion at September 30, 2021, an increase of $5.2 billion, or approximately 9%, compared to $61.1 billion at June 30, 2021. The increase was driven by $4.5 billion of inflows primarily related to closings on four new U.S. CLOs and additional fundraising in CCOF II. Also driving the increase was $1.3 billion of market appreciation and other activity primarily driven by the acquisition of a large portfolio of aircraft in our aviation business. This increase was partially offset by $0.4 billion of outflows primarily due to runoff of CLO and other collateral balances.
Total AUM was $66.3 billion at September 30, 2021, an increase of $10.4 billion, or approximately 19%, compared to $55.9 billion at December 31, 2020. The increase was driven by $10.2 billion of inflows primarily related to closings on additional U.S. and Europe CLOs, as well as fundraising in CCOF II, aviation, and various cross-platform accounts and SMA’s, and $3.3 billion of market appreciation and other activity primarily driven by carry fund appreciation as well as the acquisition of a large portfolio of aircraft in our aviation business. This increase was partially offset by $2.5 billion of outflows primarily due to runoff of CLO and other collateral balances.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2021, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2021
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Clawback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,247	$1,812	1.2x	19%	8%	$20
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$837	$169	1.4x	20%	10%	$(4)
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$62	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$3,008	$1,379	46%	$23	$1,466	1.1x	NM	NM	$9
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,417	144%	$1,328	$2,790	1.2x	20%	15%	$56
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,701	60%	$812	$1,196	1.2x	7	2	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$928	$155	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$988	$653	1.3x	18%	14%	$32
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,186	$150	1.3x	21	13	$17
All Other Active Funds & Vehicles(9)		$3,130	n/a	$1,751	$1,637	1.1x	4%	Neg	$1
Fully Realized Funds & Vehicles(10)		$1,447	n/a	$1,988	$—	1.4x	12%	7%	$—
TOTAL GLOBAL CREDIT		$19,529	n/a	$13,519	$10,090	1.2x	11%	5%	$138
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF II, SASOF IV, SASOF V, and CALF.
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, and CASCOF.
(11)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$59.3	$54.8	$171.6	$140.2
Portfolio advisory and transaction fees, net and other	—	—	0.3	—
Total fund level fee revenues	59.3	54.8	171.9	140.2
Realized performance revenues	45.9	16.3	105.2	132.4
Realized principal investment income	2.3	0.8	6.7	1.9
Interest income	—	0.1	0.1	0.6
Total revenues	107.5	72.0	283.9	275.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	25.7	30.3	83.3	80.3
Realized performance revenues related compensation	41.9	14.0	97.1	125.0
Total compensation and benefits	67.6	44.3	180.4	205.3
General, administrative, and other indirect expenses	6.9	9.6	21.5	22.5
Depreciation and amortization expense	1.3	1.1	3.5	3.4
Interest expense	2.9	2.3	7.9	7.0
Total expenses	78.7	57.3	213.3	238.2
(=) Distributable Earnings	$28.8	$14.7	$70.6	$36.9
(-) Realized Net Performance Revenues	4.0	2.3	8.1	7.4
(-) Realized Principal Investment Income	2.3	0.8	6.7	1.9
(+) Net Interest	2.9	2.2	7.8	6.4
(=) Fee Related Earnings	$25.4	$13.8	$63.6	$34.0
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE in periods prior to the sale were immaterial to the Global Investment Solutions segment. The $5.0 million gain on the sale and the $26.8 million right-of-use asset impairment, as a result of the sublease transaction (see Note 7), are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S. GAAP financial statements.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 and Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Distributable Earnings
Distributable Earnings increased $14.1 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $33.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2020	$14.7	$36.9
Increases (decreases):
Increase in fee related earnings	11.6	29.6
Increase in realized net performance revenues	1.7	0.7
Increase in realized principal investment income	1.5	4.8
Increase in net interest	(0.7)	(1.4)
Total increase	14.1	33.7
Distributable Earnings, September 30, 2021	$28.8	$70.6
Global Investment Solutions had realized performance revenues of $105.2 million during the nine months ended September 30, 2021. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $8.1 million during the nine months ended September 30, 2021.
Realized Principal Investment Income. Realized principal investment income increased $1.5 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and $4.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to higher realized gains on investments on our secondaries funds.
Fee Related Earnings
Fee Related Earnings increased $11.6 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $29.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2020	$13.8	$34.0
Increases (decreases):
Increase in fee revenues	4.5	31.7
Decrease (increase) in cash-based compensation and benefits	4.6	(3.0)
CCC litigation cost recovery in 2020(1)	—	(3.3)
Decrease in general, administrative and other indirect expenses	2.7	4.3
All other changes	(0.2)	(0.1)
Total increase	11.6	29.6
Fee Related Earnings, September 30, 2021	$25.4	$63.6
(1) General, administrative and other indirect expenses during the nine months ended September 30, 2020 included the allocated portion of the cost recovery associated with the CCC litigation costs. See Note 7 to our unaudited condensed consolidated financial statements.

Fee Revenues. Total fee revenues increased $4.5 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and increased $31.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund in the second quarter of 2020 and our latest coinvestment fund in the second quarter of 2021, as well as $4.4 million in catch-up fees. These increases were partially offset by the impact of the sale of MRE on April 1, 2021, which had management fees of $10.7 million for the period from April 1, 2020 through September 30, 2020.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $4.6 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 primarily due to cash-based compensation for MRE and bonus accruals recognized in the three months ended September 30, 2020, partially offset by increased headcount. Cash-based compensation and benefits expense increased $3.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to increased headcount, partially offset by cash-based compensation recognized for MRE during 2020.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.7 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020 and decreased $4.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to lower professional fees.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2021 and 2020
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2021	2020
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$18,789	$16,877
Fee-earning AUM based on invested capital (2)	3,855	2,245
Fee-earning AUM based on net asset value	3,689	2,927
Fee-earning AUM based on lower of cost or fair market value	11,544	12,982
Total Fee-earning AUM	$37,877	$35,031
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,494	$31,767	$36,398	$28,384
Inflows (1)	819	2,821	7,330	9,268
Outflows (including realizations) (2)	(1,562)	(499)	(6,155)	(2,747)
Market Activity & Other (3)	468	(3)	1,273	(871)
Foreign Exchange (4)	(342)	945	(969)	997
Balance, End of Period	$37,877	$35,031	$37,877	$35,031
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

(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the nine months ended September 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.3 billion of Fee-earning AUM as of March 31, 2021.
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
Fee-earning AUM was $37.9 billion at September 30, 2021, a decrease of $0.6 billion compared to $38.5 billion at June 30, 2021. This was driven by outflows of $1.6 billion from distributions in our AlpInvest carry funds. This decrease was partially offset by inflows of $0.8 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as appreciation of $0.5 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $37.9 billion at September 30, 2021, an increase of $1.5 billion, or approximately 4%, compared to $36.4 billion at December 31, 2020. The increase was driven by inflows, including fee-paying commitments, of $7.3 billion due to activation of previously raised mandates and purchases in our AlpInvest carry funds, and $1.3 billion of appreciation. These increases were partially offset by outflows of $6.2 billion, including the sale of MRE, as well as $1.0 billion of negative foreign exchange activity from the translation of our AlpInvest Fee-earning AUM from EUR to USD.
Fee-earning AUM was $37.9 billion at September 30, 2021, an increase of $2.9 billion, or approximately 8%, compared to $35.0 billion at September 30, 2020. The increase was driven by inflows, including fee-paying commitments, of $8.8 billion due to activation of previously raised mandates and purchases in our AlpInvest carry funds, as well as the MRE carry funds prior to the sale of MRE on April 1, 2021. Also driving the increase was $1.4 billion of appreciation primarily in our AlpInvest carry fund. This was partially offset by outflows of $7.1 billion primarily from distributions in our AlpInvest carry funds and the sale of MRE.
Total AUM as of and for the Three and Nine Months Ended September 30, 2021
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$64,648	$58,108
Inflows (1)	1,310	5,756
Outflows (including realizations) (2)	(3,947)	(11,318)
Market Activity & Other (3)	4,738	15,545
Foreign Exchange (4)	(1,163)	(2,505)
Balance, End of Period	$65,586	$65,586
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital. Outflows during the nine months ended September 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.4 billion in Total AUM as of March 31, 2021.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-

investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to September 30, 2021.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $65.6 billion at September 30, 2021, an increase of $1.0 billion, or approximately 2%, compared to $64.6 billion at June 30, 2021. The increase was driven by $4.7 billion of market appreciation primarily in our AlpInvest carry funds and inflows of $1.3 billion billion related to fundraising in our AlpInvest funds. This was partially offset by outflows of $3.9 billion from distributions in our AlpInvest carry funds and negative foreign exchange activity of $1.2 billion from the translation of our AlpInvest Total AUM from EUR to USD.
Total AUM was $65.6 billion at September 30, 2021, an increase of $7.5 billion, or approximately 13%, compared to $58.1 billion at December 31, 2020. The increase was driven by $15.5 billion of market appreciation primarily in our AlpInvest carry funds and inflows of $5.8 billion related to fundraising in our AlpInvest funds. This was partially offset by outflows of $11.3 billion, including the sale of MRE, as well as $2.5 billion of negative foreign exchange activity from the translation of our AlpInvest Total AUM from EUR to USD.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2021, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2021
Global Investment Solutions (1)(8)(13)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Clawback) (12)
			(Reported in Local Currency, in Millions)
Main Fund VI - Fund Investments	2015	€1,106	€1,016	€727	€1,321	€2,047	2.0x	28%	27%	$3
Main Fund V - Fund Investments	2012	€5,080	€5,490	€5,492	€6,131	€11,624	2.1x	21%	20%	$21
Main Fund IV - Fund Investments	2009	€4,877	€5,513	€8,154	€3,965	€12,119	2.2x	19%	18%	$2
Main Fund III - Fund Investments	2005	€11,500	€12,974	€20,157	€2,408	€22,565	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,848	€7,559	€267	€7,827	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,261	€6,996	€65	€7,061	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,437	$2,051	$329	$2,328	$2,658	1.3x	NM	NM	$23
AlpInvest Secondaries Fund VII	2020	$6,769	$1,440	$234	$1,638	$1,872	1.3x	NM	NM	$16
Main Fund VI - Secondary Investments	2017	$6,017	$4,980	$2,088	$5,256	$7,344	1.5x	19%	16%	$63
AlpInvest Secondaries Fund VI	2017	$3,333	$2,759	$1,096	$2,923	$4,019	1.5x	18%	15%	$42
Main Fund V - Secondary Investments	2011	€4,273	€4,226	€5,957	€1,620	€7,577	1.8x	21%	19%	$34
AlpInvest Secondaries Fund V	2012	$756	$652	$772	$317	$1,089	1.7x	18%	14%	$15
Main Fund IV - Secondary Investments	2010	€1,859	€1,950	€3,255	€115	€3,370	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,365	€3,588	€54	€3,642	1.5x	11%	10%	$—
Main Fund VIII - Co-Investments	2021	$3,864	$532	$—	$530	$530	1.0x	NM	NM	$—
AlpInvest Co-Investment Fund VIII	2021	$3,614	$510	$—	$508	$508	1.0x	NM	NM	$—
Main Fund VII - Co-Investments	2017	$2,842	$2,635	$307	$3,944	$4,252	1.6x	24%	20%	$56
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,606	$192	$2,442	$2,634	1.6x	24%	20%	$37
Main Fund VI - Co-Investments	2014	€1,115	€955	€1,515	€1,029	€2,544	2.7x	28%	26%	$13
Main Fund V - Co-Investments	2012	€1,124	€1,044	€2,471	€564	€3,036	2.9x	29%	27%	$5
Main Fund IV - Co-Investments	2010	€1,475	€1,352	€3,300	€563	€3,863	2.9x	24%	22%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,785	€3,809	€323	€4,132	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€1,983	€2,569	€169	€2,739	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€758	€1,047	€9	€1,056	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$7,290	$3,013	$7,534	$10,547	1.4x	12%	11%	$73
Fully Realized Funds & Vehicles	Various		€3,156	€6,689	€12	€6,701	2.1x	34%	31%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)			$80,756	$102,112	$41,131	$143,243	1.8x	14%	13%	$294

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of September 30, 2021, these excluded investments represent $2.6 billion of AUM at AlpInvest.
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
(12)Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $1.4 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, which has $775.0 million of available capacity as of September 30, 2021. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
Cash and cash equivalents. Cash and cash equivalents were approximately $2.4 billion at September 30, 2021. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $2.2 billion as of September 30, 2021. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.33% at September 30, 2021). As of September 30, 2021, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility initially included a $125.0 million line of credit with a one-year term, which was amended in December 2020 to extend its maturity to December 2021, and a $125.0 million line of credit with a three-year term. In September 2021, the revolving line of credit was further amended to terminate the one-year line of credit, and extend the term of the three-year line of credit to September 2024 as well as increase its capacity from $125.0 million to $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of September 30, 2021, there was $70.0 million balance outstanding under the revolving credit facility, which was repaid in October 2021.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $203.0 million and $356.1 million at September 30, 2021 and December 31, 2020, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of September 30, 2021, $184.5 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes. As of September 30, 2021, $250.0 million of these notes remain outstanding. On October 22, 2021, we announced our intention to redeem the remaining notes in whole at the make-whole redemption price as set forth in the notes, which is expected to be completed in November 2021.
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
Our accrued performance allocations by segment as of September 30, 2021, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$6,485.7	$(18.4)	$6,467.3
Global Credit	262.8	(6.3)	256.5
Global Investment Solutions (1)	1,351.8	—	1,351.8
Total	$8,100.3	$(24.7)	$8,075.6
Plus: Accrued performance allocations from NGP Carry Funds			2.9
Less: Accrued performance allocation-related compensation			(4,057.2)
Less: Deferred taxes on certain foreign accrued performance allocations			(54.4)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(5.9)
Net accrued performance revenues before timing differences			3,961.0
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(18.2)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,942.8
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2021, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2020	Q3 2021	Q3 2020	Q3 2021	Q3 2020	Q3 2021
Overall Carry Fund Appreciation/(Depreciation)	5%	7%	2%	33%	4%	45%
Global Private Equity (2):							$3,510.0
Corporate Private Equity	5%	4%	8%	34%	11%	50%	3,015.1
Real Estate	3%	9%	4%	26%	6%	31%	411.6
Natural Resources	1%	7%	(18)%	25%	(20)%	30%	86.9

Global Credit Carry Funds	4%	3%	(9)%	21%	(11)%	30%	137.7

Global Investment Solutions Carry Funds (3)	8%	10%	3%	39%	4%	48%	295.1

Net Accrued Performance Revenues							$3,942.8
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
Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity. During the nine months ended September 30, 2021, we sold approximately $145.9 million of investments in U.S. CLOs and used the proceeds to repay outstanding CLO borrowings (see Note 5 to the condensed consolidated financial statements).
Investments as of September 30, 2021 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,202.8	$375.4	$2,578.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(228.3)	—	(228.3)
Plus: Investments in Consolidated Funds, eliminated in consolidation	174.0	—	174.0
Less: Strategic equity method investments in NGP Management	—	(372.5)	(372.5)
Less: Investment in NGP general partners - accrued performance allocations	—	(2.9)	(2.9)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,148.5	$—	$2,148.5
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of September 30, 2021, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds (1)	$812.3
Global Credit funds (2)	795.7
Global Investment Solutions funds (3)	69.4
Total investments in Carlyle Funds, excluding CLOs	1,677.4
Investments in CLOs	349.5
Other investments	121.6
Total investments attributable to The Carlyle Group Inc.	2,148.5
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc. (4)	(184.5)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$1,964.0
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $655.7 million as of September 30, 2021.
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
(4) Of the $203.0 million in total CLO borrowings as of September 30, 2021 and as disclosed in Note 5 to the consolidated financial statements, $184.5 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $18.5 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to distribution year 2021, the Board of Directors has declared a dividend to common stockholders totaling approximately $267.2 million, or $0.75 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2021
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2021	$0.25	$88.7	May 11, 2021	May 19, 2021
Q2 2021	0.25	89.3	August 10, 2021	August 17, 2021
Q3 2021	0.25	89.2	November 9, 2021	November 17, 2021
Total	$0.75	$267.2

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

Dividends to common stockholders paid during the nine months ended September 30, 2021 totaled $266.7 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020. Dividends to common stockholders paid during the nine months ended September 30, 2020 totaled $262.9 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019.
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

Since our inception through September 30, 2021, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2021, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,766.8
Global Credit	342.9
Global Investment Solutions	292.7
Total	$4,402.4
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.4 billion of unfunded commitments, approximately $3.9 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In December 2018, the Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate from its maximum remaining repurchase amount of $139.1 million. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2021, we paid an aggregate of $84.5 million to repurchase and retire approximately 1.9 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of September 30, 2021, $115.5 million of repurchase capacity remains under the program. In October 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which will replace the authorization provided in February 2021 effective January 1, 2022.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$1,302.4	$(110.6)
Net cash used in investing activities	(17.8)	(37.3)
Net cash provided by (used in) financing activities	157.9	252.1
Effect of foreign exchange rate changes	(26.2)	6.6
Net change in cash, cash equivalents and restricted cash	$1,416.3	$110.8

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
Cash flows from operating activities during the nine months ended September 30, 2021 and 2020, excluding the activities of our Consolidated Funds, were $1,484.9 million and $491.3 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses and income taxes. During both the nine months ended September 30, 2021 and 2020, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $2.9 billion and $1.5 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.8 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2021, investment proceeds were $533.8 million while investment purchases were $178.0 million. During the nine months ended September 30, 2020, investment proceeds were $233.6 million as compared to purchases of $293.7 million.
The net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2021, purchases of investments by the Consolidated Funds were $3,864.4 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $3,631.7 million. For the nine months ended September 30, 2020, purchases of investments by the Consolidated Funds were $2,049.1 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1,571.4 million.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the nine months ended September 30, 2021, cash used in investing activities principally reflects purchases of fixed assets, partially offset by proceeds received from the sales of MRE and our Brazil management entity of $5.9 million and $3.3 million, respectively. Purchases of fixed assets were $27.0 million and $37.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the nine months ended September 30, 2021 and 2020, excluding the activities of our Consolidated Funds, was $(31.4) million and $(341.5) million, respectively. During the nine months ended September 30, 2021, the Company received proceeds of $484.1 million from the issuance of subordinated notes, and made $144.0 million of net repayments on borrowings used to finance a portion of our investments in the CLOs. We borrowed $70.0 million in borrowings under the Global Credit revolving credit facility during the nine months ended September 30, 2021, which was fully repaid in October 2021. For the nine months ended September 30, 2020, the Company received net proceeds of $287.1 million from borrowings and made $300.6 million in repayments under the revolving credit facilities. The Company also paid $68.8 million in both January 2020 and 2021, representing the first and second annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $266.7 million and $262.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company paid $84.5 million and $26.4 million for the nine months ended September 30, 2021 and 2020, respectively, to repurchase and retire 1.9 million and 1.1 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2021 and 2020 were $165.2 million and $594.6 million, respectively. Contributions from non-controlling interest holders were $57.2 million and $24.2 million for the nine months ended September 30, 2021 and 2020, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2021 and 2020, distributions to non-controlling interest holders were $76.3 million and $53.5 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned subsidiaries.
Our Balance Sheet
Total assets were $20.8 billion at September 30, 2021, an increase of $5.1 billion from December 31, 2020. The increase in total assets was primarily attributable to a $3.3 billion increase in investments, including performance allocations and an increase in cash and cash equivalents of $1.4 billion. The increase in investments, including performance allocations, was largely driven by appreciation across our portfolio. The increase in cash was primarily due to the issuance of $500 million in subordinated notes and the receipt of management fees and realized performance revenues, partially offset by the payment of deferred consideration related to our acquisition of Carlyle Aviation Partners, payment of the second installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $2.4 billion and $1.0 billion at September 30, 2021 and December 31, 2020, respectively.
Total liabilities were $15.8 billion at September 30, 2021, an increase of $3.0 billion from December 31, 2020. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $1.5 billion due to the corresponding increase in accrued performance allocations as well as an increase in debt obligations of $399.8 million driven by the issuance of $500 million in subordinated notes, partially offset by the repayment of our U.S. CLO term loans.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2021, our total assets without the effect of the Consolidated Funds were $14.2 billion, including cash and cash equivalents of $2.4 billion and net accrued performance revenues of $3.9 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2021 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2021 to Dec. 31, 2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$270.7	$87.6	$2,039.7	$2,398.0
Interest payable (2)	26.8	204.5	193.6	1,914.7	2,339.6
Other consideration (3)	1.5	185.5	94.0	—	281.0
Operating lease obligations (4)	15.7	125.4	112.8	433.4	687.3
Capital commitments to Carlyle funds (5)	4,465.3	—	—	—	4,465.3
Tax receivable agreement payments (6)	—	23.2	6.3	68.5	98.0
Loans payable of Consolidated Funds (7)	24.4	193.6	193.9	6,610.2	7,022.1
Unfunded commitments of the CLOs (8)	8.5	—	—	—	8.5
Consolidated contractual obligations	4,542.2	1,002.9	688.2	11,066.5	17,299.8
Loans payable of Consolidated Funds (7)	(24.4)	(193.6)	(193.9)	(6,610.2)	(7,022.1)
Capital commitments to Carlyle funds (5)	(3,888.2)	—	—	—	(3,888.2)
Unfunded commitments of the CLOs (8)	(8.5)	—	—	—	(8.5)
Carlyle Operating Entities contractual obligations	$621.1	$809.3	$494.3	$4,456.3	$6,381.0
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit revolving credit facility are repaid on the maturity dates of credit facilities, which are February 2024 and September 2024, respectively. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, senior notes and subordinated notes
(2)The interest rates on the debt obligations as of September 30, 2021 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 3.875% on $250.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, 2.085% on $70.0 million under the Global Credit revolving credit facility, and a range of approximately 1.36% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.4 billion of unfunded commitments, approximately $3.9 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2021, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 8.89%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $25.6 million at September 30, 2021 as we are unable to estimate when such amounts may be paid.

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
For our strategic investment in Fortitude Re, the contingent cash payments relate to performance-based contingent cash consideration payable to Carlyle FRL for further payment to AIG following December 31, 2023. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners and the strategic investment in Fortitude Re as of September 30, 2021 is $195.1 million versus the amounts recognized on the balance sheet of $123.2 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of September 30, 2021. See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2020 through September 30, 2021 is as follows:

	Shares as of December 31, 2020	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of September 30, 2021
The Carlyle Group Inc. common shares	353,520,576	4,868,271	—	(1,861,321)	356,527,526
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2020 through September 30, 2021 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP during the nine months ended September 30, 2021.
The total shares as of September 30, 2021 as shown above exclude approximately 0.1 million common shares in connection with the vesting of restricted stock units subsequent to September 30, 2021 that will participate in the common shareholder dividend that will be paid November 17, 2021.
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
There was no material change in our market risks during the three months ended September 30, 2021. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended September 30, 2021 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
July 1, 2021 to July 31, 2021 (1)	—	$—	—	$175.0
August 1, 2021 to August 31, 2021 (1)(2)	1,104,428	$48.19	1,104,428	$121.8
September 1, 2021 to September 30, 2021 (1)(2)	126,760	$49.74	126,760	$115.5
Total	1,231,188		1,231,188

(1)In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In January 2020 our Board of Directors re-authorized the December 2018 repurchase program with regard to our common stock, and in February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock in the aggregate. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which will replace the authorization provided in February 2021 effective January 1, 2022, and is not reflected in the table above.
(2)All of the shares of common stock purchased during this period were purchased in open market and brokered transactions and were subsequently retired.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

22	Senior and Subordinated Notes, Issuers and Guarantors (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021).

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: October 28, 2021	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)