Form 10-K
period 2021-12-31
Carlyle Group Inc.
filed 2022-02-10
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2021 was $10,579,992,942.
The number of the Registrant’s shares of common stock outstanding as of February 7, 2022 was 356,317,541.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of the shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
    This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our expectations regarding the impact of COVID-19, our dividend policy, our expected future dividend policy, the anticipated benefits from converting to a corporation and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below and those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Summary of Risk Factors
    The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors”.
Risks Related to Our Company
•Our business could be negatively impacted in many ways by adverse economic and market conditions, other adverse events or conditions throughout the world, or changes in the debt financing markets, including by reducing the value or performance of investments made by our investment funds and reducing the ability of our funds to raise capital or obtain attractive financing or re-financing.
•The global pandemic of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to impact our performance and results of operations.
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
•Operational risks, system security risks, breaches of data protection, cyberattacks or actions or failure to act by our employees or others with authorized access to our networks may disrupt our businesses, result in losses or limit our growth.
•Failure to maintain the security of our information and technology networks, intellectual property and proprietary business information could have a material adverse effect on us. Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
•Extensive regulation in the United States and abroad, including financial regulations and changes thereto (such as those regarding derivatives and commodity interest transactions), affects our activities, increases the cost of doing business and creates the potential for significant liabilities, penalties and additional burdens.
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
•The investments of our corporate private equity, real estate and Global Investment Solutions funds are subject to a number of inherent risks.
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
•Our energy business is involved in oil and gas investments (i.e., exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services and other opportunistic investments), which involves a high degree of risk. Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction and regulatory risks.
•Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance, financial projections or contingent liabilities of our portfolio companies and the industries in which our funds invest, including securities of companies that are experiencing significant financial or business difficulties.
•Investments in the insurance industry (including our investment in Fortitude) could be adversely impacted by insurance regulations and potential regulatory reforms. Our relationship with Fortitude may not generate a meaningful contribution to our revenue and our indirect controlling ownership of Fortitude could give rise to real or apparent conflicts of interest.
•Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

Risks Related to Our Common Stock
•Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours in the future.
•We are transitioning from a “controlled company” to no longer being a “controlled company.” However, we will continue to qualify for and rely on exceptions from certain corporate governance requirements under Nasdaq rules during a one-year transition period.
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
Risks Related to U.S. Taxation
•Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.
•U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors and increase compliance costs.
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

    Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (i) prior to the consummation of the Conversion to The Carlyle Group L.P. and its consolidated subsidiaries and (ii) from and after the consummation of the Conversion to The Carlyle Group Inc. and its consolidated subsidiaries. References to our common stock or shares in periods prior to the Conversion refer to the common units of The Carlyle Group L.P. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals. When we refer to the “Carlyle Holdings partnerships” or “Carlyle Holdings,” we are referring to Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P., which prior to the Conversion were the holding partnerships through which the Company and our senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in our business.

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

“Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:

•Global Private Equity: Buyout, middle market and growth capital, real estate, and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and co-investment strategies
Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), our business development companies and associated managed accounts, as well as capital raised from a strategic third-party investor which holds its indirect interest in Fortitude alongside a carry fund.
“Fortitude” refers to Fortitude Group Holdings, LLC ("Fortitude Holdings") prior to October 1, 2021 and to FGH Parent, L.P. (“FGH Parent”) as of October 1, 2021. On October 1, 2021, the owners of Fortitude Holdings contributed their interests to FGH Parent such that FGH Parent became the direct parent of Fortitude Holdings. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information regarding the Company’s strategic investment in Fortitude.
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

    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP, as well as capital raised from a strategic third-party investor which directly invests in Fortitude alongside a carry fund.
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

PART I.

ITEM 1.    BUSINESS
Overview
    Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. Our teams invest across a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $301 billion in AUM as of December 31, 2021. Our experienced and diverse team of nearly 1,850 employees includes more than 690 investment professionals in 26 offices across five continents, and we serve more than 2,850 active carry fund investors from 89 countries.
    We are well underway in executing on our long-term Strategic Plan announced at our Investor Day in February 2021, with focus on the following priorities:

•Build on our strengths globally. We pursue opportunities that allow us to build on our strengths in our three business segments.
•Capture the right scalable opportunities and diversify our platform. We identify adjacent areas that we can apply our capabilities in a focused and sustainable manner, such as Capital Markets and Insurance Solutions.

•Institutionalization of the Firm. We invest with a clarity of purpose, adaptability, and alignment between our interest and the interests of our fund investors, shareholders, and other stakeholders.
    Operational and strategic highlights for our firm for 2021 include:

•We had record levels of investment activity in 2021, investing $33.8 billion in our carry funds and realizing proceeds of $44.3 billion for our carry fund investors. Our net accrued performance revenues were $3.9 billion as of December 31, 2021, an increase of 67% from December 31, 2020, driven by carry fund appreciation of 41%, and we realized a record $1.5 billion in realized net performance revenues during the year.
•During 2021, we raised $51.3 billion in new commitments, an increase in fundraising of 86% over 2020. We launched eleven funds across our platform, including our eighth U.S. buyout fund, our CP Growth fund, and our ninth U.S. real estate fund in Global Private Equity. We saw strong CLO fundraising in Global Credit, and experienced significant growth in the separately managed accounts (“SMAs”) in Global Investment Solutions.
•Our success in fundraising, combined with strong appreciation in our portfolio, pushed us over $300 billion in total assets under management for the first time. Of our $193.4 billion in fee-earning assets under management, 95% is in investment vehicles with long-term fee structures and not subject to quarterly redemption, driving predictable and reliable associated management fees.
•We remained focused on the professional development and the health and well-being of our employees in 2021. We rolled out several leadership development programs and implemented a well-being strategy focused on enabling employees to foster emotional, physical, financial, environmental, and social well-being. We also established a global week-long holiday to ensure that our teams had the greatest likelihood of being able to “unplug.”
•During 2021, with feedback received from employee surveys, we continued to reimagine our processes, office environment and business operations with a focus on returning to a hybrid workplace that allows our teams to safely reconnect and collaborate in person while also maintaining flexibility.
•We continued to significantly enhance our Impact efforts:
◦We completed more than $12 billion in ESG-linked financings for Carlyle and our portfolio companies, including the largest ESG-linked private equity credit facility in the U.S. and the first to focus exclusively on advancing board diversity.

◦We co-led the creation of the ESG Data Convergence Project with the California Public Employees’ Retirement System, forming the first-ever General Partner/Limited Partner collaboration to align on a set of standardized ESG metrics which now has over 100 GP and LP participants.
◦We continued to deepen the integration of ESG within our investment teams and portfolio companies, with ESG assessments included in most Carlyle investment decisions using proprietary due diligence tools in our GPE and Global Credit segments.
◦We launched our inaugural Diversity, Equity, and Inclusion Incentive Awards, with over 175 employees nominated by their colleagues, and over 50 employees recognized for their effort in advancing Carlyle’s DEI objectives.

▪Operational and strategic highlights for our three global business segments for 2021 include:
Global Private Equity (“GPE”):
◦During 2021, we raised $27.2 billion in new capital commitments for our GPE funds, which included the launch of our eighth U.S. buyout fund (“CP VIII”), our CP Growth fund, and our ninth U.S. real estate fund (“CRP IX”), which at nearly $8 billion exceeded its initial target of $6 billion.

◦During 2021, GPE invested $21.9 billion across the segment, including $13.1 billion in the Americas, $5.0 billion in Europe, and $3.8 billion in Asia.

◦Our GPE funds realized proceeds of $29.9 billion for our GPE carry fund investors in 2021, across a mix of trade-sales, public market block trades, recapitalizations, dividends, and the initial public offerings of seven of our portfolio companies.

Global Credit:
◦In total, we raised $17.0 billion in new capital commitments to our Global Credit products during 2021, and overall AUM increased to $73.4 billion, more than two times higher than it was less than four years ago.
◦In our CLO business, we closed $5.9 billion of new CLOs in the U.S. and $1.5 billion of new CLOs in Europe during 2021 with $33.0 billion of total AUM across all of our CLOs at December 31, 2021, an increase in CLO AUM of 18% over 2020.
◦In Carlyle Aviation Partners, we completed the acquisition of Fly Leasing Limited, a global aircraft leasing company with a fleet of over 80 commercial jet aircraft, and signed an agreement to acquire AMCK Aviation’s portfolio of 145 narrow-body aircraft, which is expected to close in the first half of 2022.
◦We executed $3.9 billion of gross originations in our direct lending business in 2021, almost double the origination activity in 2020.
Global Investment Solutions:
◦During 2021, we raised $7.1 billion in capital commitments, including over $5 billion in capital commitments to separately managed accounts, and deployed $7.2 billion in investments across our Global Investment Solutions platform. Our portfolio appreciated 48% during the year and our exit activity in our Global Investment Solutions segment was strong this year, realizing proceeds of $12.2 billion for our Global Investment Solutions investors.
◦In April, we completed the sale of 100% of our interest in Metropolitan Real Estate (“MRE”), while retaining our existing investments in and commitments to the MRE funds, as well as our interest in the net accrued performance allocations in the existing funds.

Business Segments
    We operate our business across three segments: (1) Global Private Equity, (2) Global Credit and (3) Global Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
    Global Private Equity
    Our GPE segment advises our buyout, growth, real estate, and natural resources funds. Across our GPE funds, as of December 31, 2021, we had investments in 256 active portfolio companies that employ more than 1,000,000 people around the world. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of 37 active funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth and operational improvements. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership. These funds are advised by teams of local professionals who live and work in the markets where they invest. In 2021, we invested $16.2 billion in new and follow-on investments through our corporate private equity funds. As of December 31, 2021, our corporate private equity funds had, in the aggregate, $109.0 billion in AUM.
     Real Estate. Our real estate team advises 12 active real estate funds that invest in the U.S. and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,100 investments in more than 620 cities or metropolitan statistical areas around the world as of December 31, 2021. As of December 31, 2021, our real estate funds had, in the aggregate, $29.3 billion in AUM.
    Natural Resources. Our 14 active natural resources funds focus on infrastructure and energy investing. Our infrastructure business is comprised of teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team focuses on investments across the energy value chain outside of North America. We conduct our North American energy investing through our partnership with NGP, a Texas-based energy investor. As of December 31, 2021, we managed $23.6 billion in AUM through our natural resources funds.
The following table presents certain data about our Global Private Equity segment as of December 31, 2021 (dollar amounts in billions).

AUM (1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds (4)	Available Capital	Investment Professionals (2)	Amount Invested Since Inception (3)	Investments Since Inception (3)
$162	54%	$104	729	66	$48	423	$218	2,215

(1)Total AUM includes NGP, which advises eight funds with $10.4 billion in AUM as of December 31, 2021. Through our strategic partnership with NGP, we are entitled to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry Funds.
(2)Total GPE investment professionals excludes NGP employees.
(3)Amount invested and number of investments in GPE since inception exclude the investment activity of the NGP Predecessor Funds.
(4)Active GPE funds includes the three NGP Predecessor Funds and five NGP Carry Funds advised by NGP.
Global Credit
    Our Global Credit segment, which had $73.4 billion in assets under management as of December 31, 2021, advises a group of 87 active funds that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, as well as cross-platform vehicles such as Carlyle Tactical Private Credit Fund (“CTAC”, or the “Interval Fund”). Global Credit has been Carlyle’s fastest-growing segment in total AUM over the past three years, and we continue to expand our reach into additional areas of focus, such as real estate credit. Since our establishment in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 182 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
    Primary areas of focus for our Global Credit platform include:
Liquid Credit
•Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2021, we closed eleven new U.S. CLOs and three CLOs in Europe with an aggregate size of $5.9 billion and $1.5 billion, respectively. As of December 31, 2021, our loans and structured credit team advised 67 structured credit funds and two other structured credit funds in the United States and Europe totaling, in the aggregate, $34.1 billion in AUM.
Illiquid Credit
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2021, our direct lending investment team advised two BDCs and six separately managed accounts totaling, in the aggregate, $6.6 billion in AUM.
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2021, our opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $7.8 billion in AUM.
•Distressed Credit. Our distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2021, our distressed credit team advised three funds totaling, in the aggregate, $3.0 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of December 31, 2021, Carlyle Aviation Partners had approximately $10.2 billion in AUM across five active carry funds, in addition to securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2021, our infrastructure debt team managed $2.0 billion.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude. As of December 31, 2021, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $3.2 billion, and Fortitude and AIG have committed approximately $7.0 billion of capital to-date to various Carlyle strategies.

•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets and TCG Senior Funding. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
    The following table presents certain data about our Global Credit segment as of December 31, 2021 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals
$73	24%	$52	87	182

    Global Investment Solutions
    Our Global Investment Solutions segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity portfolios through fund of funds, secondary purchases of existing portfolios and managed co-investment programs. Global Investment Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity.
    The primary areas of focus for our Global Investment Solutions teams include:
•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2021, AlpInvest advised 119 vehicles totaling, in the aggregate, $27.5 billion in AUM.

•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as AlpInvest. As of December 31, 2021, our co-investment programs were conducted through 87 vehicles totaling, in the aggregate, $17.5 billion in AUM.

•Private Equity Secondary Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. As of December 31, 2021, our secondary investments program was conducted through 97 vehicles totaling, in the aggregate, $20.5 billion in AUM.
    The following table presents certain data about our Global Investment Solutions segment as of December 31, 2021 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$65	22%	$37	303	$22	85	$83

(1)Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to AlpInvest carry fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% or, in some cases, 40% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Investment Approach
Global Private Equity
    The investment approach of our GPE teams is generally characterized as follows:

•Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our GPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle’s competitive advantages, sector experience and the global platform. The due diligence and transaction review process places a special emphasis on, as appropriate and among other considerations, the reputation of a target company shareholders and management, the company or asset’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our GPE funds, although NGP follows its own policies and procedures with respect to its advised funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.
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

•Geographic- and Industry-Focused. We have developed a global network of local investment teams and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allows them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We believe that our global platform helps enhance all stages of the investment process, including by facilitating faster and more effective diligence, a deeper understanding of global industry trends and priority access to the capital markets. We have particular industry expertise in aerospace and government services, consumer, media and retail, financial services, healthcare, industrials, technology, real estate, natural resources and infrastructure. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to drive value creation.

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

◦Insights: To supplement our investment expertise, we have retained a group of more than 51 operating executives and advisors as independent consultants to work with our investment teams, provide board-level governance and support and advise our portfolio companies. These operating executives and advisors are typically former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors are often engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged and compensated by our portfolio companies as directors or to otherwise advise portfolio company management.

◦Data: The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our GPE investment portfolio includes 197 active corporate investments as of December 31, 2021, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach.
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
◦Value Creation. Our Global Investment Resources team helps to translate our collaborative culture into services and operational capabilities supporting our investment process and portfolio companies and assets. Our approach ensures that Carlyle’s global network, deep industry knowledge and operational expertise are used to support and enhance our investments. This team introduced a new tool in 2021 to connect our investment teams and portfolio companies with value creation resources.
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

This program seeks to drive down costs and provide better service on common indirect spend categories and disseminate best practices on managing functional spend in the areas of human capital management, employee benefits, corporate real estate, information technology and treasury and risk. As of December 31, 2021, over 150 portfolio companies are actively participating in the optional program, benefiting from more than 100 category arrangements and preferred vendor arrangements.
▪ESG: As part of Carlyle’s investment process, where appropriate, we evaluate ESG risks and seek opportunities to create value through sustainability initiatives. During our ownership period, we support our management teams’ efforts to develop strategic ESG programs and provide access to prescreened vendors, sustainability resources and individualized assistance from our Head of Impact and dedicated ESG team. Carlyle educates portfolio companies in which we have a controlling interest on our Guidelines for Responsible Investment and encourages them to review the Guidelines at the board level on an annual basis.
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

•Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our Global Credit team employs an integrated, cross-platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 300 active portfolio companies and lending relationships, 20 credit industry research analysts, and in-house government affairs and economic research teams. In 2021, we launched a proprietary ESG materiality assessment tool across our Global Credit platform to help our investment professionals efficiently understand a company’s or asset’s exposure to material ESG risks as part of the due diligence process.

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
    Global Investment Solutions
    Our Global Investment Solutions team aims to apply a wide array of capabilities to help clients meet their investment objectives. The investment approach of our Global Investment Solutions platform is generally characterized as follows:

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

•Proactive Sourcing: AlpInvest’s extensive network of private equity managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the most attractive opportunities are found in areas that are subject to fewer competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access alone.

•Global Scale and Presence: Our scale and on-the-ground presence across three continents – Asia, Europe and North America – give us a distinct and comprehensive perspective on the private equity markets. Our stable, dedicated, and experienced teams have deep knowledge of their respective markets across the globe. We believe this enhances our visibility across the global investment market and provides detailed local information that enhances our investment evaluation process.

Our Family of Funds
    The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of December 31, 2021. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VIII	$11.5 bn	2021	CRP IX	$8.0 bn	2021	U.S.	$25.9 bn	2012-2021
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	Europe	€8.5 bn	2013-2021
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Structured Credit Funds
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	CREV	$0.5 bn	2020
Global Financial Services Partners			CRP V	$3.0 bn	2006	CSC	$0.8 bn	2017
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	Illiquid Credit
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Business Development Companies[3]
Carlyle Europe Partners			CPI[4]	$7.3 bn	2016	TCG BDC II, Inc.	$2.4 bn	2017
CEP V	€6.4 bn	2018	International Real Estate			TCG BDC, Inc.	$2.0 bn	2013
CEP IV	€3.8 bn	2014	CER II	€0.3 bn	2021	Opportunistic Credit Carry Funds
CEP III	€5.3 bn	2007	CER I	€0.5 bn	2017	CCOF II	$4.2 bn	2020
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	CCOF I	$2.4 bn	2017
Carlyle Asia Partners			Natural Resources Funds			Distressed Credit Carry Funds
CAP V	$6.6 bn	2018	NGP Energy Carry Funds			CSP IV	$2.5 bn	2016
CBPF II	RMB 2.0 bn	2017	NGP XII	$4.3 bn	2017	CSP III	$0.7 bn	2011
CAP IV	$3.9 bn	2014	NGP XI	$5.3 bn	2014	CSP II	$1.4 bn	2007
CAP III	$2.6 bn	2008	NGP X	$3.6 bn	2012	Real Assets Credit
Carlyle Japan Partners			Other NGP Carry Funds			Infrastructure Credit Carry Fund
CJP IV	¥258.0 bn	2020	NGP Minerals	$0.3 bn	2020	CICF	$0.4 bn	2021
CJP III	¥119.5 bn	2013	NGP GAP	$0.4 bn	2014	Energy Credit Carry Funds
Carlyle Global Partners			NGP Predecessor Funds			CEMOF II	$2.8 bn	2015
CGP II	$1.8 bn	2020	Various[2]	$5.7 bn	2007-2008	CEMOF I	$1.4 bn	2011
CGP I	$3.6 bn	2015	International Energy Carry Funds			Carlyle Aviation Partners
Carlyle MENA Partners			CIEP II	$2.3 bn	2019	SASOF V	$1.0 bn	2020
MENA I	$0.5 bn	2008	CIEP I	$2.5 bn	2013	SASOF IV	$1.0 bn	2018
Carlyle South American Buyout Fund			Infrastructure Funds			SASOF III	$0.8 bn	2015
CSABF I	$0.8 bn	2009	CRSEF	$0.7 bn	2019	SASOF II	$0.6 bn	2012
Carlyle Sub-Saharan Africa Fund			CGIOF	$2.2 bn	2019	CALF	$0.6 bn	2021
CSSAF I	$0.7 bn	2012	CPP II	$1.5 bn	2014	Securitization Vehicles[4]	$3.6 bn	Various
Carlyle Peru Fund			CPOCP	$0.5 bn	2013	8 Other Vehicles[4]	$4.3 bn	Various
CPF I	$0.3 bn	2012				Other Credit
Carlyle U.S. Venture/Growth Partners						CTAC[3]	$1.2 bn	2018
CP Growth	$1.1 bn	2021				Fortitude[5]	$3.2 bn	2020
CEOF II	$2.4 bn	2015
CEOF I	$1.1 bn	2011				Global Investment Solutions[6]
CVP II	$0.6 bn	2001				AlpInvest
Carlyle Europe Technology Partners						Fund of Private Equity Funds
CETP IV	€1.4 bn	2019				119 vehicles	€47.8 bn	2000-2021
CETP III	€0.7 bn	2014				Secondary Investments
Carlyle Asia Venture/Growth Partners						97 vehicles	€26.0 bn	2002-2021
CAP Growth II	$0.7 bn	2021				Co-Investments
CAP Growth I	$0.3 bn	2017				87 vehicles	€20.6 bn	2002-2021
CAGP IV	$1.0 bn	2008
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of December 31, 2021, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.

(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of December 31, 2021.
(4)Amounts represent Total AUM as of December 31, 2021.
(5)Includes capital raised from a strategic third-party investor which directly invests in Fortitude alongside Carlyle FRL.
(6)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate.

Organizational Structure
    On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware corporation named The Carlyle Group Inc. See Part II. Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conversion to a Corporation” for additional information.
    The holders of our common stock are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under Delaware General Corporation Law (“DGCL”), including the election of the board of directors of the Corporation. Holders of common stock are entitled to one vote per share of common stock.
    In connection with the Conversion, senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C., which is wholly owned by our founders and other senior Carlyle professionals. Prior to August 5, 2021, we were a “controlled company” and qualified for exceptions from certain corporate governance and other requirements of the rules of the Nasdaq Global Select Market (“Nasdaq”). While we are no longer a “controlled company” within the meaning of the rules of Nasdaq and the SEC, we will continue to qualify for these exemptions during a one-year transition period. See Item 1A. “Risk Factors—Risks Related to Our Common Stock—Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours” and “—We are transitioning from a “controlled company” to no longer being a controlled company within the meaning of Nasdaq. However, even though we are no longer a “controlled company”, we will continue to qualify for, and as a result rely on, exceptions from certain corporate governance requirements under the rules of Nasdaq during a one-year transition period.”

Limited Partner Relations
Our diverse and sophisticated investor base includes more than 2,850 active investors in our carry funds located in 89 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We have a dedicated in-house investor relations group that strives to cultivate long-term, strategic partnerships with our limited partners. Our team combines strong segment sales with firm-level strategy and coordination to bring the best of Carlyle to our limited partners. Each segment team consists of a combination of geographically-focused professionals and product specialists who work closely together to deliver against investor needs and is supported by central staff responsible for data analytics and additional fulfillment responsibilities.
Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor investor preferences and tailor future fund offerings to meet investor demand. We seek to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities. We continuously seek to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help the investor achieve their objectives. During 2021, we continued to use technology to enhance our fund transparency and communication around insights and facilitate consistent dialogue while in a hybrid work environment. This partnership approach to fundraising has been critical in raising $51.3 billion in 2021.
As of December 31, 2021, approximately 94% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund and approximately 76% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
    We have a team of over 600 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 32 professionals and a government relations group of five professionals with a presence around the globe as of December 31, 2021.
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

    Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) is an affiliate of CIM and serves as investment adviser for most of our Global Credit carry funds, as well as two of our BDCs and Interval Fund and is registered under the Advisers Act. The business of Carlyle Aviation Partners includes investment funds organized to invest in certain aviation-related securities and physical assets (including aircraft, engines and components), and certain of the advisers and general partners of such funds are currently not registered under the Advisers Act or otherwise operated in reliance on another entity’s registration under the Advisers Act. Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “—Incentive Arrangements / Fee Structure” below.
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
    With respect to our Global Investment Solutions vehicles and separately managed accounts, the commitment period generally runs for a period of one to five years after the initial closing date of the vehicle. The term of each of the funds generally will end 8 to 12 years from the initial closing date. In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to three-year periods, or until such time as is reasonably necessary for the general partner to be able to liquidate the fund’s assets.
Incentive Arrangements / Fee Structure
    Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s commitment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the commitment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for separately managed accounts, open-end funds and longer-dated carry funds and other closed end funds. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory agreement and related agreements, these fees are generally called semi-annually in advance. For certain open-end and longer-dated carry funds, management fees are called quarterly in arrears over the life of the funds.
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
    The investment advisers of our Global Investment Solutions private equity vehicles generally receive an annual management fee that ranges from 0.25% to 1.0% of the vehicle’s capital commitments or its committed capital to investments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.0% on (i) net invested capital; (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. The management fees we receive from our Global Investment Solutions carry fund vehicles typically are payable quarterly in advance.

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
    Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or approximately 2% to 12.5% in the case of most of our more mature Global Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. A limited portion of the carried interest may be distributed to such individuals in shares of our common stock. Of the carried interest that we retain, we utilize a portion for our new carried interest pool program that commenced in 2019 for certain of our employees who do not receive direct allocations of carried interest to further align their interests with those of our investors. For most carry funds, the carried interest is subject to an annual preferred return of 7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain credit funds, and our external co-investment vehicles. If, as a result of diminished performance of investments later in the life of a closed-end fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of the allocated carried interest, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any “giveback” obligation, and we have historically withheld a portion of the cash from carried interest distributions to individuals as security for potential “giveback” obligations. However, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any “giveback” obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
    The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors and the length of time the fund has been in carry, as well as other qualitative measures. Our Global Investment Solutions funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement, although in certain cases the giveback is calculated at prior intervals.
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
Capital Invested in and Alongside Our Investment Funds
    To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle generally expects to commit to fund approximately 0.75% of the capital commitments to our future Global Private Equity and Global Credit carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We also intend to make investments in our Global Investment Solutions carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
    Minimum general partner capital commitments to our investment funds are determined separately with respect to each investment fund. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. Our general partner capital commitments are funded with cash and not with carried interest or through a management fee waiver program.
Employees
    We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2021, we employed nearly 1,850 individuals, including 690 investment professionals, located in 26 offices across five continents.
One Carlyle Culture
Our employees around the globe are united by our One Carlyle culture, which is driven by our mission to invest wisely and create value while delivering on our strategic plan to grow, build and perform. We seek to achieve our mission and deliver on our strategic plan by creating a culture where employees (1) strive to excel, (2) deliver for the firm, (3) challenge the status quo and (4) leverage diverse perspectives. We encourage our employees to leave their comfort zone and seek out a leading edge while working with passion, creativity and a relentless determination to deliver for our stakeholders. We seek to foster lateral working relationships across and beyond Carlyle while working as one team to drive long-term value creation. We strive to lead by example in driving and embracing change. We foster diverse perspectives by encouraging our employees to engage with others with candor and diversity of thought, promoting a team conscience that is inclusive and empowering.

Diversity, Equity and Inclusion
We are committed to growing and cultivating an environment that fosters diversity, equity and inclusion (“DEI”) and values the diverse perspectives, backgrounds, experiences and geographies of our employees and other stakeholders. We seek to promote greater diversity among our employees, enhance knowledge and understanding of key DEI issues, reward progress on our DEI goals and foster an environment where our employees and stakeholders feel included and valued for their diverse experiences and perspectives. Carlyle is a founding signatory to the Institutional Limited Partners Association’s Diversity in Action initiative, and has joined the Milken Institute as a strategic partner and first underwriter for the DEI in Asset Management Program, which was created to improve recruitment, retention and advancement for women and persons who are Black, Indigenous and People of Color within the asset management industry. Carlyle has also received a perfect score for five consecutive years on the Human Rights Campaign Corporate Equality Index, which recognizes corporate efforts to support LGBTQ+ employees. Carlyle is also a member of The 30% Coalition, which works to achieve diversity in senior leadership and the corporate boardroom.
A focus on DEI efforts is embedded into the highest levels of our firm, including our Board of Directors, and is guided by our Diversity, Equity and Inclusion Council, comprised of members of our executive team, as well as key senior leaders across the globe. We strive to create a workplace culture that enhances our ability to recruit, develop and retain talent from a broad set of backgrounds and experiences, and to this end, we asked all of our employees to set a personal DEI objective during 2021. Inclusive leadership is one of our core leadership competencies, and the DEI Council is involved in reviewing the promotion process for our senior personnel. All of our employees who were nominated for promotion to a Managing Director or Partner role during 2021 were evaluated on their inclusive leadership and management skills. To continue to enhance inclusive decision-making, during 2021 we continued the “Better Decisions” initiative that launched in 2019, which provides education, practical tools and guidance to build awareness of unconscious bias and to mitigate its negative effects. Over 80% of our employees have participated in in-person or virtual sessions of this program. In addition to these initiatives, we encourage our employees to engage with and support one another through our global Employee Resource Groups, which include DiverseAbility, LGBTQ+, Multicultural, Veterans, Women, Working Parents and NextGen groups, that were formed to cultivate and retain a diverse, equitable and inclusive workforce.
During 2021, we invested in enhancing DEI through our inaugural DEI Incentive Awards program, pursuant to which we granted approximately $2 million in awards to 54 employees from around the globe who made an impact on DEI at Carlyle by developing our people, attracting and recruiting talent, building an inclusive culture and furthering board diversity at our portfolio companies. Award recipients were nominated by their peers, reviewed by group heads and confirmed by the DEI Council.
Employee Engagement
We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency. During 2020, we introduced a robust feedback training and communication campaign to deliver real-time feedback, as well as more frequent formal performance conversations and launched a new, more streamlined performance management system, which we continued into 2021. In order to measure employee engagement, we conduct an annual engagement survey as well as other pulse surveys throughout the year. We renewed our focus on the satisfaction and wellness of our employees over the past year, and we will continue to use annual and pulse surveys to evaluate our performance and guide our decision-making. For investment professionals in particular, we have also developed a post-deal feedback system, through which investment professionals provide both positive and constructive feedback to team members in order to enhance the performance of our investment teams on future transactions.
We are also continuing to expand our employee training programs, including those focused on enhancing management and leadership capability at all levels of the firm. These programs include the Future Leaders Academy for new Managing Directors, the Career Strategies Initiative for Vice President and Principal-level underrepresented professionals, the Better Leaders Program for Vice Presidents and Associate Directors and the Better Managers Program for Senior Associates, Associate Vice Presidents, Managers and Associates. We also continue to support a global mentoring program in which 390 of our employees participated as mentors or mentees in 2021.
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
The success of our business is fundamentally connected to the well-being of our people. We are committed to their health, safety and wellness and seek to provide benefits that are locally relevant for our global employees. For example, our U.S. benefits programs include health and welfare benefits (including healthcare, dental benefits and vision benefits, among others), retirement offerings (including employer matching contributions, subject to eligibility requirements), an Employee Assistance Program, family and caregiver-oriented benefits and commuting benefits, among other benefits. We also have various time-off policies for eligible employees for sick leave, vacation leave, personal days, paid holidays and paid parental leave. We also seek to provide strong benefits programs globally in line with local market practices.
In line with our guiding principle that building better businesses means investing responsibly and engaging in the communities where we work and invest, we encourage our employees to get involved where they live, work and invest through our volunteer and wealth sharing programs. In 2021, more than 180 Carlyle employees gave over 300 philanthropic gifts, which we matched. These gifts supported over 100 nonprofit organizations globally. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
Employee Wellness
We believe that a key component to investing in our employees is investing in their wellness, particularly in the environment of the COVID-19 pandemic. We focus on five pillars of wellbeing for our employees: physical, environmental, emotional, social and financial. During September 2021, we hosted our inaugural “Wellbeing Month,” where we dedicated a week to each of the wellbeing pillars. Activities during our Wellbeing Month included seminars with external wellness providers and interactive physical activities. Beginning in September 2021, we also provided our eligible employees with an annual $750 well-being stipend to use for personal wellness needs. In light of the challenges of the COVID-19 pandemic, we established a firmwide week-long holiday during August 2021 to provide a coordinated break for our employees.
COVID-19
Throughout the COVID-19 pandemic we have remained engaged with our employees and have adapted to changing circumstances without disruption to our business while remaining committed to the health and safety of our employees. While many of our employees worked remotely during 2020 following the emergence of the COVID-19 pandemic, during the latter part of 2021 we implemented a hybrid return-to-office approach to reintegrate our employees, including new employees who joined Carlyle during the COVID-19 pandemic. Employees generally work in the office three days per week, depending on business needs, and work remotely for the balance of the week. We have implemented protective health and safety measures, including COVID-19 testing for our employees, in-office social distancing (subject to local restrictions) and contact-tracing. Our approach to the COVID-19 pandemic and having our employees return to our offices continues to evolve based on new variants and local restrictions, but we plan to continue our hybrid return-to-office approach into 2022. Our technology infrastructure has facilitated our ability to shift between a fully remote environment and a fully in-office environment, and for hybrid approaches in between, and our employees and leaders have demonstrated their ability to quickly and seamlessly adapt without disruption to our business.
Environmental, Social and Governance and Impact
We are committed to the principle that building a better business means investing responsibly and engaging in the communities where we work and invest. As a responsible global organization dedicated to serving all of its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring and managing environmental, social and governance (“ESG”) risks and opportunities across our portfolio. ESG provides an additional lens to help us assess and mitigate risks, and identify and capitalize on opportunities. To implement these principles into our investment process, in 2008, we developed a set of Guidelines for Responsible Investment that consider the environmental, social and governance implications of certain investments we make. In December 2020, we expanded upon these guidelines through the publication of our more comprehensive Environmental, Social and Governance Policy, which outlines our approach to ESG integration, and our resourcing, scope and investment application.
We continuously have sought to strengthen our governance, resourcing, reporting and transparency on material ESG matters. In 2010, we became one of the first major private equity firms to publish an ESG report and in 2019, Carlyle hired its Global Head of Impact. In 2020, we further tightened our policies and practices around evaluating new investments for ESG implications, establishing a senior ESG review committee to evaluate more complex ESG issues, in order to help guide our investment analysis. In 2020, we published our inaugural Task Force on Climate-related Financial Disclosures (TCFD) Report, underscoring our evolving approach to climate change and also published our first corporate ESG disclosures, utilizing Global Reporting Initiative (GRI) Standards, which provide an internationally recognized framework to communicate material ESG matters to our stakeholders.

Our Board of Directors oversees our approach to ESG and impact given the critical importance with which we view ESG principles. The Board receives regular updates on our ESG and impact strategy and investment implications, and receives information on thematic topics, such as our approach to climate risk and opportunity and DEI. Our Global Head of Impact is directly responsible for developing and implementing our impact strategy, which includes our approach to climate change.
With respect to our investments, we track certain ESG key performance indicators (KPIs) that we consider relevant across diverse geographies and assets for our corporate private equity and natural resources investments, including climate-related questions. For some of our largest strategies, we also work with portfolio companies on collecting more tailored, material ESG KPIs and climate-related data such as carbon footprints. Additionally, for investments made by our Renewable and Sustainable Energy team, we perform a qualitative and quantitative analysis of the potential climate impact as part of our due diligence process. This approach is designed to help refine our investment decisions and better understand the environmental implications of these investments.
Carlyle has an internal dedicated ESG and Impact team with a breadth of experience to help identify critical material ESG matters in our investment processes, as well as a network of outside experts to enable our investment teams to go deeper on the most material factors and potential ESG growth opportunities for a given investment over our hold periods. Our ESG and Impact professionals are a part of our Global Investment Resources team. This team includes a Chief Performance Officer, Chief Digital Officer, Chief Information Officer, Chief Procurement Officer, and Head of Government Affairs, as well as dedicated professionals working on healthcare and benefits, and real estate and energy usage, amongst other ESG areas of focus. ESG considerations play an increasing role in our investment processes and the operations of our portfolio companies. We believe our commitment to sustainability influences strategy, brings new ideas for operational efficiency and helps unlock value. Pursuing tailored ESG strategies that focus on material issues for individual businesses is one way Carlyle is driving impact at our portfolio companies.
We work to continually improve environmental stewardship within our firm and across our portfolio companies, particularly in the areas of climate change, ESG data, energy and materials use. In April 2021, our Sustainability Workshop welcomed more than 60 guests from over 30 portfolio companies and included sessions on developing resilient climate strategies and leading practices for energy management. We have also initiated numerous other portfolio-level initiatives, including decarbonization pathway development and in October 2021, we launched our Energy + Carbon Playbook for portfolio companies, which provides a step-by-step guide to profitably decarbonize. We have achieved carbon neutrality across our 26 global offices and the activities of our nearly 1,850 employees, after we became the first major private equity firm to make a carbon neutrality commitment in 2017. Our new office location in New York City at OneVanderbilt received the highest LEED and wellness certifications.
We are a member of Businesses for Social Responsibility (BSR), an industry group working to advance sustainability practices in the business sector as well as a member of the Sustainability Accounting Standards Board (SASB) Alliance, the Renewable Energy Buyers Association (REBA), and the Green Chemistry and Commerce Council (GC3).
    Additionally, we are a member of the British Private Equity and Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant with the Private Equity Reporting Group Guidelines for Disclosure and Transparency when such companies become subject to these guidelines on a voluntary basis. Carlyle is a member of Invest Europe and an active participant in its work on ESG-related industry issues. Further, we are also a member of the Bundesverband Deutscher Kapitalbeteiligungsgesellschaften (BVK), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so. We serve on the Alternative Investment Management Association (AIMA) Global Responsible Investment Steering Committee.
In November 2020, Carlyle became a founding member of the One Planet Private Equity Funds Initiative. One Planet’s objective is to accelerate the integration of climate change analysis into the management of large, long-term asset pools. We are supporters of the Taskforce on Climate-Related Financial Disclosures (TCFD), and have published a firmwide TCFD report for the past two years. Our CEO, Kewsong Lee, signed the Business Roundtable’s Statement on the Purpose of a Corporation in 2019, reaffirming our commitment to all of our stakeholders, and is a board member of FCLT Global (Focusing Capital on the Long-Term), a non-profit organization that develops research and tools that encourage long-term investing and business decision-making. Our AlpInvest business has fully integrated ESG into its investment process and actively engages with fund managers and other stakeholders in the private equity markets to promote sustainability and improved corporate governance as an investment consideration. AlpInvest is a signatory of the Principles for Responsible Investment and has adopted the UN Global Compact as a corporate social responsibility framework to evaluation fund managers and portfolio companies.
In 2021, we led the creation of the ESG Data Convergence Project, forming the first-ever GP-LP collaboration to generate a critical mass of material, performance-based, comparable ESG data. The group is working to streamline the industry’s historically fragmented approach to collecting and reporting ESG data, enabling greater transparency and more comparable portfolio information for LPs. Recently, we also announced certain goals related to reducing greenhouse gas emissions.
Since Carlyle was established, we have recognized the value and benefits of maintaining a business model grounded in investment fundamentals, strong governance and transparency. We are committed to maintaining strong internal corporate governance processes and fiduciary functions and are subject to regulatory supervision. Carlyle professionals receive regular and targeted training on many issues related to corporate governance and compliance, such as anti-corruption, conflicts of interest, economic sanctions and anti-money laundering. All employees are required to annually certify to their understanding of and compliance with key global Carlyle policies and procedures.
Global Information Technology and Solutions
    Global Information Technology and Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities and connect our global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plans are designed to allow all critical business functions to continue in an orderly manner in the event of an emergency. Our GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual IT disaster recovery testing, which collectively support the goal of mitigating risk were an emergency to occur.
Our Information Security Steering Committee, chaired by our Chief Information Security Officer, monitors threats and prioritizes the initiatives of our information security programs. We also seek to educate our employees on how to safeguard Carlyle’s information assets through quarterly security awareness training focused on cyber risks and simulated phishing exercises that provide insight into the effectiveness of our security training.
Competition
    As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products that enable them to tailor their investments across alternatives in private equity, real estate, natural resources, infrastructure and credit. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
    We generally compete with sponsors of public and private investment funds across all of our segments. In addition to these traditional competitors we increasingly have faced competition from local and regional firms, insurance and reinsurance companies, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. Large institutional investors and sovereign wealth funds increasingly have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities and greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors. As we continue to target high net worth investors, we also face competition from mutual funds and investment firms that have competing products.
Within our GPE segment, our main competitors generally are other private equity sponsors, sovereign wealth funds and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, our main competitors are private credit strategies, business development companies, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders and other CLO issuers. In our Global Investment Solutions segment, our main competitors are other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, our Global Investment Solutions funds may face increased competition for investments and coinvestment opportunities.
In recent years, we had seen a marked increase in the use of special purpose acquisition companies (SPACs) by our peers and competitors and market volatility and the willingness of seasoned sponsors and management teams to use these vehicles had caused increased competition for acquisition targets, which significantly decreased during 2021.

    Some of the entities that we compete with are substantially larger and have greater financial, technical, marketing and other resources and more personnel than we do. Many of our competitors also have recently raised or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.

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
Effective January 3, 2022, Carlyle’s two affiliated broker-dealer entities, TCG Securities, L.L.C. (“TCG Securities”) and TCG Capital Markets L.L.C. (“TCG Capital Markets”), restructured and now operate as TCG Capital Markets. TCG Capital Markets is registered as a broker-dealer with the SEC and in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, TCG Capital Markets operates under an international dealer exemption in the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Quebec and Saskatchewan. TCG Capital Markets may act as an underwriter, syndicator or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator or placement agent for loan originations. TCG Capital Markets also conducts U.S.-based marketing and fundraising activities for our Global Private Equity, Global Credit, and Global Investment Solutions business lines, and houses our anti-money laundering compliance function. TCG Capital Markets acts as a placement agent, on a best efforts basis, for interests in private funds and other investment vehicles for such business lines.
    Additionally, registered broker-dealers are subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker-dealer operations have been made as a result of such examinations.
    Broker-dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, TCG Capital Markets is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which specifies both the minimum level of net capital a broker-dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules, including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies. To date, neither TCG Securities nor TCG Capital Markets has had any capital adequacy issues and TCG Capital Markets, Carlyle’s current affiliated broker-dealer, is currently capitalized in excess of the minimum maintenance amount required by regulators.

    Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) and CSL III Advisor, LLC, subsidiaries of Carlyle, serve as investment advisers to certain closed-end investment companies that have elected, or intend to elect, to be regulated as BDCs under the Investment Company Act (as well as to certain private funds and other clients). Accordingly, these BDCs are, or are expected to be, subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to the Interval Fund, which is regulated as a registered investment company under the Investment Company Act.
    United Kingdom and the European Union
    Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to an expanding body of regulation, some of which is complex and prescriptive. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. These include rules and regulations in the United Kingdom (“UK”) that are applicable to our subsidiaries established in the UK, as well as, or in addition to, rules and regulations implemented under European Union (“EU”) directives or regulations, which generally have application throughout the European Economic Area (“EEA”) but may also have substantive differences among EU countries as they are implemented pursuant to each member state’s legislative process.
    In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the “FSMA”) and the principal European legislation affecting the conduct of our business in the EU is implemented under the Markets in Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive (“AIFMD”) – although there are a number of other pieces of legislation both in the UK and the EU that affect our business, such as the General Data Protection Regulation (and its UK equivalent). The FSMA rules and EU laws which have either been adopted into UK law in connection with the UK’s withdrawal from the EU (e.g. the Markets in Financial Instruments Regulation) or already implemented in the UK through domestic legislation or regulatory rules prior to such withdrawal (e.g., MiFID and AIFMD), comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, sustainable finance, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See Item 1A. “Risk Factors—Risks Related to Our Company—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
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
Following the UK’s exit from the EU on January 31, 2020, and the end of the Brexit transition period on December 31, 2020, EEA passporting rights (which previously entitled CECP and CELF to provide certain investment services in or into the EEA on a cross-border basis) are no longer available to CECP and CELF. Certain EEA investor-facing activities previously carried on by those firms have been reorganized so that they are performed now by different, EEA-established, affiliates under alternative licensing arrangements. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors. The UK and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK Parliament on December 30, 2020. Due to the TCA only being agreed shortly before the end of the transition period, it applied on a provisional basis in the EU until it was formally ratified by the European Parliament and has applied permanently from May 1, 2021. However, the TCA does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK-based firms under equivalence arrangements or otherwise. Nevertheless, as a new agreement, the implications and operations of the TCA may be subject to change and/or develop at short notice.
Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”). The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD generally became effective in countries across the EEA in 2014. Currently, Carlyle has three authorized AIFMs in the EEA: AlpInvest, CIM Europe S.a.r.l. (“CIM Europe”) and Carlyle Real Estate SGR S.p.A.
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
    Authorized AIFMs are entitled to market their AIFs throughout the EEA under a marketing passport. Under the AIFMD, an AIFM may, in addition to its fund management activity, also be authorized to provide certain investment services that would otherwise require authorization under MiFID. Authorization under the AIFMD is currently available only to EEA fund managers. AlpInvest obtained authorization as an AIFM from the Authority for Financial Markets in the Netherlands (the “AFM”) in 2015. AlpInvest is also licensed by the AFM to provide some of the additional investment services that are otherwise generally reserved to MiFID firms. CIM Europe obtained authorization as an AIFM in Luxembourg in early 2018. Carlyle Real Estate SGR S.p.A. registered at the Bank of Italy’s AIFM register under no.127 in 2017.
    The AIFMD allows member states to permit marketing within their member state by non-EEA fund managers (under what are known as national private placement regimes), provided the local law imposes certain minimum requirements. Member states may impose more stringent requirements. At present, some EEA states have chosen not to operate a national private placement regime at all; some EEA states apply the minimum requirements; others require the minimum plus a few additional requirements (e.g., the appointment of a depository); and some require compliance with substantially all of the AIFMD. Certain of Carlyle’s funds are currently offered in selected member states of the EEA in accordance with the national private placement regimes of the relevant EEA jurisdiction.
In 2017, the European Commission started a review of AIFMD. The European Commission published a report on the operation of AIFMD in January 2019, which identified certain areas requiring further analysis. A subsequent report on the application and scope of AIFMD was published in June 2020. Following these reports, the European Commission launched a public consultation relating to its review of the AIFMD in October 2020, which closed on January 29, 2021. In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II.” Subject to the EU ordinary legislative process involving the European Parliament and European Council, this is expected to result in amendments to AIFMD, which will affect firms two years after the legislation comes into force, possibly in 2024. It is unclear at this stage how AIFMD II will affect us or our subsidiaries. The current draft proposes a number of amendments to AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft proposes significant new requirements relating to the activities of funds which originate loans including new restrictions on the structure which such funds may take. It also proposes to introduce new conditions for non-EEA AIFMs, such as certain of our U.S. advisory affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither the AIFM and the AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice.
In August 2021, Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 (the “Cross-Border Marketing Rules”) came into force in the EU. The Cross-Border Marketing Rules were introduced to streamline certain aspects of marketing investment funds by harmonizing the ability for EU AIFMs to distribute AIFs across the EU, including by introducing a new regime for “pre-marketing.” However, these regulations also impose new restrictions and new obligations on fund managers that are pre-marketing their funds in the EU. Further, some EU member states (but not all) also apply, or intend to apply, certain of the Cross-Border Marketing Rules to non-EU fund managers (including UK and U.S. fund managers) in relation to the process of marketing of their funds. Accordingly, our ability to market our funds in EU will vary from country to country notwithstanding this pan-EU regulation.
    As outlined above, certain of our European subsidiaries, notably CECP and CELF in the UK, must comply with the regulatory framework established by MiFID (including as retained in the UK), which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest by virtue of its MiFID “top up” permission as part of its AIFMD authorization. MiFID prescribes detailed requirements governing the organization and business conduct of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities.

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
The UK has introduced a new prudential regulatory framework for UK investment firms (the “Investment Firm Prudential Regime” or the “IFPR”), which is closely based on an equivalent regulatory framework introduced at the EU-level through the EU Investment Firm Regulation and Investment Firm Directive (together “IFR/IFD”). The IFPR took effect from January 1, 2022 and applies to our subsidiaries that are UK investment firms under MiFID II, namely CECP and CELF. Under the IFPR, among other requirements, both CECP and CELF are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff. IFPR will also result in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, which will increase the costs of doing business and may impede intra-group capital and cash flows. In the EU, IFR/IFD took effect from June 26, 2021 and represents a complete overhaul of “prudential” regulation in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things). IFR/IFD affects AlpInvest, one of our subsidiaries, since it is an AIFM in the Netherlands with top-up permissions to provide investment services. In particular, as AlpInvest’s assets under management attributable to separate accounts regulated by MiFID II (as defined below) increases so will AlpInvest’s regulatory capital and liquidity adequacy requirements, which may increase the costs of doing business and may impede intra-group capital and cash flows.
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
Carlyle Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) and Type 4 (advising on securities) regulated activities in respect of professional investors.
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
Carlyle CLO Management LLC is registered as a cross-border discretionary investment management company with the Financial Supervisory Service of South Korea.
    An investment fund advised by us holds an indirect controlling interest in Fortitude Re, a Bermuda company registered as a Class 4 and Class E insurer. Fortitude Re is subject to regulation and supervision by the Bermuda Monetary Authority (the “BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”). In addition, as a result of ownership of Fortitude by our investment fund, certain Carlyle affiliates that serve as general partner and investment advisor to the fund are subject to certain insurance laws and regulations in Bermuda as a “controller” of Fortitude Re under the Bermuda Insurance Act. These laws and regulations include certain notice requirements for any person that has become, or as a result of a disposition ceased to be, a shareholder controller of a registered insurer, and failure to comply with such requirements is an offense punishable by law.
    In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See Item 1A. “Risk Factors—Risks Related to Our Company—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties,” “—Risks Related to Our Company—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “—Risks Related to Our Company—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
    Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities and we take our obligation to comply with all such laws, regulations and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest, anti-money laundering and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of confidential information, including material, nonpublic information, across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective internal audit department that employs a risk-based audit approach that focuses on Sarbanes-Oxley compliance, enterprise risk management functions and other areas of perceived risk and aims to give management and our Board of Directors reasonable assurance that our risks are well-managed and controls are appropriate and effective.
Website and Availability of SEC Filings
Our website address is www.carlyle.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “SEC

Documents” portion of our “Shareholders” page on our website. You may also access the reports and other documents we file with the SEC at a website maintained by the SEC at www.sec.gov.
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/onecarlyle), our corporate Twitter account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group) and our corporate YouTube channel (www.youtube.com/user/onecarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alerts” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011 and converted to a corporation on January 1, 2020. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.
ITEM 1A.    RISK FACTORS
Risks Related to Our Company
Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations), geopolitical tensions, social unrest, supply chain pressures, and the effects of climate change. Recently, markets have been affected by the COVID-19 pandemic, U.S. interest rates, inflation, heightened geopolitical tensions (including those between the U.S. and China and between Russia and Ukraine), the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in U.S. tax regulations. These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them. In the event of a market downturn, each of our businesses could be affected in different ways.
    Over the twelve months ending December 31, 2021, the S&P 500 increased by 27%, while the MSCI All Country World Index (MSCI) rose by 17%. While global markets performed well in the aggregate, developments such as rapidly rising inflation, shifting views on monetary policy, and regulatory actions, drove spikes of volatility and strong rotations out of certain assets which had previously outperformed in 2020. For example the CSI 300 Index fell by 5% in 2021 after strongly outperforming the S&P 500 in 2020, as market participants reacted to government regulatory crackdowns on private enterprise and debt troubles in the property sector. In U.S. markets, interest rate volatility adversely affected the equity performance of companies with longer-duration cash flows; prices of companies in the Nasdaq 100 with no profits fell 20% in 2021, compared with a +27% return for the overall index. Many of these factors, including inflation, interest rates, regulatory and political environments, can be unpredictable so it is possible investor sentiment could change quickly in the future and market volatility could reemerge in the face of negative macro or geopolitical developments. If global markets become unstable, it is possible sellers may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and as a result, our accrued performance revenues.

    Market volatility could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Investors may also weigh the likely impact of geopolitical tensions, cross-border regulations and other factors such as general market volatility and/or a reduction in distributions to investors when considering their allocations to new investment funds. A decrease in the amount an investor commits to our funds could have an impact on the ultimate size of our funds and amount of management fees we generate.

The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. For example, in the United States, high yield credit spreads rose by nearly 750 basis points (bps) during the first quarter of 2020 on fears around the economic impact of the COVID-19 pandemic. If credit markets weaken again in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing. If there is a general slowdown in global merger and acquisition activity due to the lack of availability of suitable financing or an increase in risk aversion and uncertainty, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2021, we invested nearly $34 billion through our carry funds.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets, which may also have an impact on our exit opportunities across negatively impacted sectors or geographies. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has significantly increased and may continue to significantly increase the number and types of investment transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations implementing the reform legislation, which became effective in October 2020, CFIUS has the authority to review, and potentially recommend that the President unwind, block or impose conditions on certain non-controlling foreign investments in U.S. businesses that deal in certain ways with “critical technology,” “critical infrastructure” and/or “sensitive personal data” of U.S. citizens (as those terms are defined in the regulations). CFIUS’ expanded jurisdiction may reduce the number of potential buyers of and investors in U.S. companies, and accordingly, may limit the ability of our funds to realize value and/or exit from certain existing and future investments. Our flexibility in structuring or financing certain transactions may likewise be constrained and we are unable to predict whether and to what extent uncertainty surrounding economic and market conditions or adverse conditions or events in particular sectors may cause our performance to suffer. The current Administration may also pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest and compensation, or materially alter the taxation of capital gains, among other things. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” In addition, negative public sentiment could lead to heightened scrutiny and criticisms of our business and investments.
During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds. Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of an investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds.
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
The global pandemic of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to impact our performance and results of operations.
In 2020, the global outbreak of COVID-19 spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. While vaccines have been approved and are being deployed, the global impact of the outbreak continues to adversely impact many industries and different geographies continue to be impacted by the effects of public health restrictions in various ways. The International Monetary Fund estimates that aggregate output for advanced economies may return to pre-pandemic trend levels in 2022, whereas output for emerging market and developing economies, excluding China, may remain below the pre-pandemic forecast into 2024. The timing and likelihood of achieving widespread global vaccination remains uncertain, and the vaccines may be less effective against new variants, potentially leading people to continue to isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, further delaying the return of the global economy to pre-pandemic levels.
While our fears of a great depression at the onset of the pandemic have not today been realized, the economic recovery is only partially underway, and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding the ultimate length and trajectory. Further, although many jurisdictions had relaxed or lifted restrictions in an effort to generate more economic activity, the risk of continued COVID-19 outbreaks and new variants remains, and jurisdictions have begun to re-impose restrictions in an effort to mitigate risks to public health, especially as more infectious variants of the virus emerge. Increasing infection rates and hospitalizations in certain geographies and a potential resulting market downturn has resulted in COVID-19 continuing to impact our business, financial condition, results of operations, liquidity and prospects.
•Portfolio Company Performance. Some of our investments are in industries that have been materially impacted by the effects of COVID-19 and has resulted, and may continue to result in, material reductions in value in certain instances. In particular, many portfolio companies in the energy, infrastructure, healthcare, travel, entertainment, hospitality, and retail industries faced, and some continue to face operational and financial hardships resulting from the spread of COVID-19 and related governmental measures imposed to contain the virus, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by the pandemic continue, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments and potentially harm our reputation.
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
•Operational Risks. Travel restrictions, the closure of non-essential businesses and shelter-in-place/stay-at-home orders have made it more difficult and costly for our investment teams to conduct due diligence and consummate the acquisition and disposition of investments for our funds. Our global employee base started working remotely at the start of the pandemic and we transitioned to a hybrid model during 2021, subject to local conditions across our global office locations. Due to the prevalence of highly infectious new variants, we have experienced periods of returning to a fully remote work environment at various times. This extended period of remote working as well as periods of transition between fully remote and hybrid work models by our employees may introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to COVID-19 or by failures of, or attacks on, their information systems and technology. Our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.

•Employee-Related Risks. Although our employees have demonstrated their ability to achieve our pre-pandemic levels of productivity while working remotely, COVID-19 continues to present a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity. The same could happen to the employees in our portfolio companies, as well as our third-party service providers. In addition, an extended remote work environment could adversely affect our One Carlyle culture. Our employees continue to collaborate across offices and geographies, but the informal office interactions that contribute to our culture are not as prevalent in a remote work environment and may be lessened even in a hybrid environment due to different employees working in the office on different days of the week. It is also harder to integrate new employees into the firm in a remote working environment.
•Regulatory and Litigation Risks. Costly litigation could increase in connection with merger and acquisition transactions, as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments, and/or fraudulent misrepresentation.
•Taxation Risk as a Result of Mobility Challenges. As a result of travel restrictions, stay-at-home orders and similar measures, many of our staff are unable to travel for physical meetings and/or have been displaced working remotely outside of their normal work location. This may create taxable presence or residency risks for our corporate entities and professionals as well as our funds and portfolio companies. Ultimately, these risks could lead to increased levels of taxation and additional compliance complexities.
In addition to the foregoing, COVID-19 has exacerbated and may continue to exacerbate, many of the other risks described in this Annual Report on Form 10-K.
Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
A significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, in recent years many jurisdictions have introduced (or are considering introducing) new restrictions on the deductibility of interest expense, which could negatively impact the financing of new investments or the operations of our funds’ portfolio companies. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, higher interest rates may create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds may pursue and decrease the value of fixed-rate debt investments made by our funds. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, each of which could lead to a decrease in our net income. Further, if our ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, which could also lead to a decrease in our net income. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase.
Our funds’ portfolio companies also regularly utilize the corporate loan and bond markets to obtain financing for their operations. While credit was available for much of 2020 and 2021 and new debt issuance hit record levels in some markets, the onset of the COVID-19 crisis exhibited how abruptly credit markets can weaken from exogenous shocks and become unavailable or unattractive for issuers. For example, in the first and early second quarters of 2020, corporate debt issuance and merger and acquisition activity decreased significantly as market volatility rose and credit spreads widened. It is possible that during periods of stress, tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain or otherwise less attractive, this may negatively impact the operating performance of our portfolio companies that use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, to the extent that conditions in the credit markets or tax or other regulatory changes make it difficult or impossible for our investments to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity or interests when due, and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our funds’ portfolio companies and lead to a decrease in investment income earned by us.
Our use of leverage may expose us to substantial risks.
We use indebtedness as a means to finance our business operations, which exposes us to the risks associated with using leverage.  We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or to issue additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce dividends to our stockholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time we may access the capital markets by issuing debt securities. In May and June 2021 we issued $500 million aggregate principal amount of 4.625% subordinated notes due May 2061. We also have senior notes with an aggregate principal amount of $1,375 million as of December 31, 2021 as well as a credit agreement that provides a $775 million revolving facility with a final maturity date of February 11, 2024 (see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information regarding our senior and subordinated notes and credit agreements). The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. Standard & Poor’s and Fitch each reaffirmed their “BBB+” credit rating and revised our rating outlook from stable to positive in October 2021 and November 2021, respectively.
A significant contraction in the market for debt financing or other adverse change relating to the terms of debt financing, including likely higher interest rates from Federal Reserve actions and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies.

Beginning January 1, 2022, U.S. Banks are not allowed to issue any new debt tied to LIBOR. LIBOR will cease to be published at the end of June 2023. Though the Alternative Reference Rates Committee formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR, there is uncertainty whether there will be universal adoption. See “—The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions.”
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments in our funds and strategic investments (e.g., our investment in Fortitude), changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by geopolitical conflict as well as changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, environmental, healthcare, labor, infrastructure and energy. For instance, during the first quarter of 2020 with the onset of the COVID-19 pandemic, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2021, 11% of our Global Private Equity and Global Credit carry fund portfolio was in public securities.
Transaction fees earned in respect of our carry funds can vary from quarter-to-quarter and year-to-year depending on the nature of the investments in any given period. The recognition of transaction fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by both the pace and size of our carry fund investments. We anticipate a general decline in net transaction fees earned from our carry funds as our recently raised products have generally increased the percentage of transaction fees that are shared with fund investors from 80% to 100%, such that a larger share of the transaction fee revenue we retain is driven by co-investment activity. In addition, Carlyle Global Capital Markets (GCM) generates capital markets fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients. Capital markets fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our carry funds could adversely affect the amount of fees generated by capital markets business. We are seeking to bolster and grow our capital markets business, and associated fee stream, related to the underwriting, issuance, and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients, which we expect if successful will positively impact capital markets fees over time.
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
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance revenues are ultimately realized when an investment is profitably disposed of, certain costs borne by the limited partner investors have been reimbursed, the investment fund’s cumulative net returns are in excess of the preferred return and we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. In most funds, we will initially defer realizing carried interest even when contractually entitled to take it, allowing carried interest to accrue until it is determined that giveback risk is substantially reduced. As a result of this deferral, we are generally entitled to a disproportionate “catch-up” level of profit allocation at some point during the harvesting period. For example, during the period from late 2013 to early 2015, we benefited from “catch-up” realized carried interest on some of our largest funds, but in 2016 and 2017 we did not benefit from “catch-up” realized carried interest to the extent we had in prior years. In certain circumstances, we may also need to reduce the rate at which we realize carried interest, or temporarily stop realizing carried interest, in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. In addition to the timing uncertainty of realized carried interest in a single fund, there may also be a generational trough or gap in the realized carried interest of a fund family, as a predecessor fund transitions to its successor fund. In such cases, even when both the predecessor and successor fund have strong performance and earn carried interest, the predecessor fund may substantially exit its investment portfolio before the successor fund is in a sufficient position to begin realizing carried interest. See “—Risks Related to Our Business Operations—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our Chief Executive Officer, Kewsong Lee, and other key personnel, including members of the investment committees of our investment funds and senior members of our investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. We entered into an employment agreement with Mr. Lee in October 2017, which was amended in connection with our Conversion in January 2020, and which will expire pursuant to its terms, unless earlier terminated, on December 31, 2022, unless extended or new arrangements are agreed. Our Chief Executive Officer and other key personnel are not obligated to remain employed with us in their current capacities or at all. To continue to enhance our talent base, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The availability and efficacy of such future leadership may constitute an adverse risk to our business. While our founders Messrs. Conway and Rubenstein continue to serve as Co-Chairmen of our Board and Mr. D’Aniello serves as Chairman Emeritus and each remains committed to our business and in certain cases serve on various investment committees, in these roles, they are not executive officers and no longer have responsibility for the day-to-day operations of the firm and may choose to pursue philanthropic or other personal endeavors, including personal investment activities, in addition to their roles at Carlyle.
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
Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior Carlyle professionals and other employees. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals, key personnel and other employees to strategically recruit, retain and motivate new talented personnel, including new senior Carlyle professionals. The market for qualified professionals is extremely competitive across levels and areas of expertise, and we may not be successful in our efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in our recruiting efforts, we have seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which we compete for talent, we may experience an even further increase in competition for talent and it may be difficult to recruit and retain our professionals. We have also experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel, and we may be required to adjust the amount of cash compensation and types, terms and amounts of equity incentives we provide to our employees, which could have positive or negative effects on the financial metrics commonly used to measure our performance. Even when we offer top-of-market compensation packages, we may not be able to attract and retain all of our desired personnel due to shifting employee priorities.
For our investment professionals, we have historically relied in part on their interests in our investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, those interests become less valuable to them and may become a less effective retention tool. There are also factors beyond our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as they relate to tax considerations regarding carried interest. The tax treatment of carried interest has been an area of focus for policymakers and government officials in recent years. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted in 2017 generally requires that carried interest satisfy a more-than-three-year holding period (as opposed to a more-than-one-year holding period under prior law) to qualify as long-term capital gain that is taxed at preferential rates for individuals. Congress and the current Administration may consider proposals to treat carried interest as ordinary income rather than as capital gain for tax purposes, to impose a surcharge on carried interest, to further extend the holding period for carried interest to qualify for long-term capital gain treatment, or to increase the capital gains tax rate, each of which could result in a material increase in the amount of taxes that our carry participants would be required to pay. While most proposals regarding the taxation of carried interest require realization of gains before applying ordinary income rates, U.S. federal legislation has been introduced that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, it could result in further regulatory action by federal, state, or non-U.S. governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest. We have seen similar policy discussions in respect of the appropriate treatment of carried interest in many of the international jurisdictions in which we have investment professionals. The additional pressures of fiscal deficits created as a result of the COVID-19 pandemic have heightened these risks as international authorities consider ways to increase tax revenues. Such legislative and regulatory changes that modify the tax treatment of carried interest could make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives and thereby reduce the after-tax income and gain related to our business, our distributions to stockholders and the market price of our shares.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2021, we incurred equity compensation expenses of $163.1 million in connection with grants of restricted stock units. The value of our common stock may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2021, our employees held an aggregate of 14.8 million unvested restricted stock units, which vest over various time periods (generally from six months to four years from the date of grant) and/or subject to the achievement of various performance targets. All of the shares of common stock held by our founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them, which could include grants of significant amounts of restricted stock awards under our Equity Incentive Program. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. For example, in 2021, we granted 7.1 million restricted stock units to certain senior Carlyle professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, which will increase our equity-based compensation expense in the coming years. Additionally, in February 2021, in order to further foster the alignment of our carry participants, in particular our senior investment professionals, with our stockholders, the Compensation Committee approved a new program whereby, at Carlyle’s discretion, up to 20% of a carry participant’s realized proceeds over a threshold amount may be distributed in fully vested, new shares of our common stock under our Equity Incentive Plan. Over the first two years of the program, which commenced during the fourth quarter of 2021, up to $100 million in common shares may be issued in lieu of distributing carried interest all in cash. This program will not result in incremental compensation expense. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our stockholders.
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
From time to time if we decide it is in the best interests of stakeholders, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our investors fairly is in the long-term interest of us and our stockholders, our stockholders should understand we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. In certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). We may receive requests to reduce management fees on other funds in the future. See “—Risks Related to Our Business Operations—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
We may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “—Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.”
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
•our ability to implement and maintain adequate investment processes, controls and procedures around our platforms;
•our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an investment team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex and we may encounter unexpected difficulties or delays or incur unexpected costs.
In addition to the concerns noted above, each individual acquisition transaction presents unique challenges to ultimately be successful and the success of a firm acquisition will be affected by, among other things:

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
•how our existing fund investors view any new initiatives;
•the increasing demands on or issues related to the combination or integration of operational and management systems and controls, including related securities systems, and infrastructure;
•compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and customs in the numerous global jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;
•our ability to achieve expected results or realize expected synergies from our investments;
•a potential increase in investor concentration; and
•the broadening of our geographic footprint, including the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence (including regulatory, tax, legal, and reputational consequences).
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
We and our fund investors hold a 71.5% controlling interest in Fortitude, inclusive our 19.9% interest. In addition to the risks noted above, if Fortitude is unable to successfully operate independently, or any real or perceived conflicts of interest arise in implementing Fortitude’s asset management strategy, it may adversely impact our investment in the company and our future growth plans for the business and may not allow us to realize the strategic rationale for investing in the company.

Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks or actions or failure to act by our employees or others with authorized access to our networks may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting, information and other data processing systems. We face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company and current and past employees and contractors who have or had access to our facilities, systems and information (“insider risk”).
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a global investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach, online extortion attempt, or disruption with respect to this information resulting from an attack by a variety of bad actors, including computer hackers, foreign governments, cyber extortionists or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. These supply chain attacks are increasing in frequency and impact on the businesses they affect. In many cases, we have to rely on the controls and safeguards put in place by our suppliers, contractors, investors and other third parties to defend against, respond to, and report these attacks.

    Because those with authorized access to our networks, including employees and contractors may introduce vulnerabilities in our systems if they are the target of “phishing,” social engineering, bribery, coercion or other attacks through the firm’s systems, we have implemented a security awareness training program. The objective of this program is to inform Carlyle personnel and contractors of their responsibility for information security and includes quarterly online training, live awareness events and phishing simulations.
We cannot know the potential impact of future cyber incidents, which vary widely in severity and scale. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. If any of these controls do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Significant security incidents at competitor global investment firms in which we are not directly impacted could indirectly lead to increased costs from investor due diligence, revisions to insurance premiums and more extensive and/or frequent regulator inspections.
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. A failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, structured credit funds and Global Investment Solutions segment. For example, Carlyle contracts information system backup and recovery services to a portfolio company. These third-party service providers could also face ongoing cybersecurity threats and as a result unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.

Our technology, data and intellectual property and the technology, data and intellectual property of our portfolio companies are also subject to a heightened risk of theft, disruption or compromise to the extent we and our portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and intangible assets, such as intellectual property and customer information and records. In addition, we and our portfolio companies may be required to compromise protections or forgo rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse consequence on us or our investments.
Our global workforce has quickly transitioned to a remote work environment during the pandemic. We depend on our personnel located near Washington, DC, where most of our administrative and operations personnel are centralized, including our treasury, tax, finance, and GTS functions, for the continued operation of our business. However, our global employee base services the needs of our investment funds and investors out of 26 offices around the world. As our business needs evolve, we may be required to expand our office space, which could increase our rent expense. Alternatively, as part of trends toward remote and hybrid work develop, and/or in order to reduce expenses, we may close offices, and a restructuring of our corporate real estate that results in the closure or subleasing of one or more offices could result in charges and other costs incurred by us. Additionally, we may terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected.
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. For example, systematic risks such as a massive and prolonged global failure of Amazon or Microsoft’s cloud services could result in cascading catastrophic systems failures. We may also need to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT and cybersecurity professionals, is competitive and we may not be able to grow at the pace we desire.

In addition, we, and our portfolio companies, may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cyber incidents, fraud, business interruption and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums and deductibles for certain insurance policies, particularly D&O, cyber and property insurance, have increased substantially and may increase further, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Additionally, the dollar amount of claims and/or the number of claims we experience may also increase at any time, which may have the result of further increasing our costs.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, pandemics, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. Losses related to the COVID-19 pandemic have generally been excluded under most business property insurance policies and business interruption policies and going forward will not be covered under new policies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.

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
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers, on our networks and with our third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, including mechanisms for governance, strategy and risk management, there can be no assurance that these measures and investments will provide protection. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and the remote or partially remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. In 2021, Carlyle responded to several large-scale phishing attacks, resulting in no harm to Carlyle assets. In addition, we and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts to fraudulent bank accounts, and other forms of spam attacks, phishing or other social engineering, supply chain attacks, ransomware or other events. In addition, we have been, and could in the future be, the target of a type of wire transfer fraud known as business email compromise where a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. While our policies and procedures have been effective against this fraud to date, a significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
Cybersecurity is a top priority for regulators around the world. As a result, we are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other sensitive data. The legal framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
In some cases, federal regulators have been focusing on cybersecurity as an area of concern for several years. For example, in guidance from the SEC since at least 2011, cybersecurity has been raised as an area where companies, which would include global investment firms, must disclose both threats to the company and material cyber events that have been experienced by that company. In at least cases from the latter half of 2021, the SEC brought enforcement actions against registered companies that failed to report such cyber events. We expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations (OCIE) in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security. Further, the SEC has indicated in recent remarks that areas of focus for potential new policies and initiatives could include cyber hygiene and preparedness, cyber incident reporting to the government and, in certain circumstances disclosure to the public.
Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is perfect and not all cyberattacks can be detected or stopped. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant but were not necessarily deemed to be by the SEC. In addition, many jurisdictions in which we operate have other laws and regulations relating to data privacy, cybersecurity, data transfers, data localization and protection of personal information.
In the European Economic Area (“EEA”), the General Data Protection Regulation (“GDPR”) establishes requirements applicable to the processing of personal data, affords new data protection rights to individuals, and imposes penalties for serious data breaches. Additionally, Brexit took effect in January 2020, which will lead to further legislative changes and reduces clarity as to whether data transfer to the United Kingdom will remain lawful in the long term. We may also need to make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States and other non-EEA countries. We cannot fully predict how the GDPR, the UK GDPR, and other data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.
Further, China strengthened the protection of personal information and tightened control over cross-border data transfer with the enactment of the Data Security Law (the “DSL”) (effective from September 1, 2021) and the Personal Information Protection Law (the “PIPL”) (effective from November 1, 2021). Both laws may affect the business of Carlyle and our portfolio companies in the following ways. Firstly, when conducting business and processing personal information or other data in China, Carlyle and our portfolio companies are obliged to comply with the processing rules and security obligations prescribed by the DSL and PIPL. Secondly, both laws may apply extra-territorially to the processing of personal information and other data relating to China conducted by Carlyle or our portfolio companies outside of China. Thirdly, both laws regulate cross-border data transfer conducted by Carlyle and our portfolio companies. The PIPL imposes several conditions for cross-border transfer of personal information (e.g., separate consent from data subjects, governmental security review and approval in certain circumstances), while the DSL restricts transfer of “important data” outside of China. The exact scope of “important data” remains unclear but may include certain data collected and/or generated by Carlyle and our portfolio companies in China. Lastly, Carlyle and our portfolio companies may be contractually bound by certain data compliance obligations when dealing with counterparties in China as a result of the DSL and the PIPL.
In addition to the PIPL and the DSL, China passed its first Cybersecurity Law (the “CSL”) in 2016. The CSL is the first PRC law to specify regulatory requirements on cybersecurity and data protection applicable to online activities that had not, in the past, been regulated. Violations of the CSL include a variety of penalties, including warnings, surrender of illegal income, suspension of business activities, winding up, shutting down websites, and revocation of business license or relevant permits. More recently, China passed two cybersecurity laws that could affect our business. First, the DSL specifies obligations for entities and individuals handling personal data, including that acquisition of personal data cannot be via illegal means, and the collection and use of personal data cannot exceed necessary limits. Second, the National Intelligence Law (“NIL”) allows authorities to request organizations and citizens to provide necessary support, assistance, and cooperation to the government. The law provides broad police power, including the ability for intelligence officials to enter relevant restricted areas and venues, learn from and question relevant organizations, and collect relevant files, materials or items.
The costs of compliance with, and other burdens imposed by the PIPL, CSL, DSL and NIL, along with any other cybersecurity and related laws in China, could have an adverse impact on our business and increase our compliance burden. The lack of clarity and regulatory guidance on some issues adds to the compliance risks. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business.
Many other foreign countries and governmental bodies in other relevant jurisdictions where Carlyle and our portfolio companies conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. For example, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act, and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
In the U.S., new state laws are being passed, such as the California Consumer Privacy Act (“CCPA”) which took effect in January 2020 and provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines for data breaches and other CCPA violations. The CCPA also requires covered companies to provide new disclosures to California residents, and provides such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
California voters also approved the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding rights with respect to certain sensitive personal information creating a new state agency for enforcing the CCPA and the CPRA. Other states will continue to shape the data privacy environment nationally. For example, the Virginia Consumer Data Protection Act, or CDPA, becomes effective on January 1, 2023 and the Colorado Privacy Act, or CPA, takes effect on July 1, 2023. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.
Complying with the GDPR, DSL, PIPL, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
If we fail to comply with the relevant privacy and security laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations also could result in additional cost and liability and could damage our reputation and adversely affect our business.
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and other mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or other similar third-parties, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we offer registered investment products specifically designed for direct investment by both retail and institutional investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through both due diligence and supervisory procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels whether directly or through market intermediaries could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. We expect a greater level of SEC enforcement activity under the current Administration, and while we believe that we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and which were not targeted by the prior Administration. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees and group purchasing arrangements and general conflicts of interest disclosures. The SEC is also focused on adherence to practices disclosed in fund offering documents, management of conflicted transactions, management fee calculation, performance advertising and investment due diligence practices.
It is generally expected that the SEC’s oversight of global investment firms will continue to focus on concerns related to transparency, investor disclosure practices, investment risks and conflicts of interest, fees and expenses, liquidity, valuation of assets, and controls around material non-public information, which could impact Carlyle in various ways. For example, our private equity funds frequently engage operating executives and senior advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company management. Operating executives and senior advisors generally are third parties, are not considered Carlyle employees and typically are engaged by us pursuant to consulting agreements, and the investors in our private equity funds may bear the cost of the operating executive or senior advisor compensation, as permitted under the relevant fund legal documents. In some cases, an operating executive or senior advisor may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive or senior advisor directly (meaning that investors in our private equity funds may indirectly bear the cost of the operating executive’s or senior advisor’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of our operating executives and senior advisors, the SEC staff may disagree.

The SEC has also signaled that it will continue to focus on issues specific to private investment funds, including performance advertising, the inclusion of preferred liquidity and disclosure terms in side letters, transparency of fund fees and expenses, and reporting of information to the SEC on Form ADV and Form PF, including proposed amendments to Form PF that would require enhanced disclosure with shorter filing deadlines. Any new rulemaking by the SEC in these areas could have an impact on our business practices and result in additional operational, administrative and compliance burden and could potentially result in reductions to our revenue, earnings and cash flow. We also regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate. In the current environment, even historical practices that have been previously examined are being revisited. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations. In February 2022, the SEC voted to propose new rules and amendments (collectively, the “SEC Proposed Rule”) to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds. If enacted, the SEC Proposed Rule could have a significant impact on advisers to private funds, including Carlyle. In particular, the SEC has proposed to limit circumstances in which a fund manager can be indemnified by a private fund; increase reporting requirements by private funds to investors concerning performance, fees and expenses; require registered advisers to obtain an annual audit for private funds and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events; enhanced requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as GP-led secondaries); prohibit advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients and seeking reimbursement, indemnification, exculpation or otherwise limiting an adviser’s liability for certain activities; and impose limitations and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an adviser. If adopted, including with modifications, this new SEC Proposed Rule could have a significant effect on private fund advisers and their operations, including increasing compliance burdens and associated regulatory costs, reducing the ability to receive expense or indemnification reimbursements, and enhancing the risk of regulatory action, including public regulatory sanctions and may result in a change to our practices and create additional regulatory uncertainty. Further, we note that in connection with the SEC Proposed Rule, if such rule were to be enacted, it could also significantly increase the cost of insurance, specifically D&O and E&O insurance, or may even make such insurance coverage unavailable.
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
Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See Item 1. “Business —Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including registered product offerings for retail investors. For example, we have a number of closed-end investment companies in our Global Credit segment that are subject to the Investment Company Act and the rules thereunder, which, among other things, impose regulatory restrictions on principal transactions between, and joint transactions among, the investment company and certain of its affiliates, including its investment adviser. Certain of these investment companies are subject to additional securities law requirements due to their status as a publicly-traded issuer, as well as the listing standards of the applicable national securities exchange. Other jurisdictions, particularly in Europe and the United Kingdom, impose similar (if not greater) regulatory burdens on registered product offerings. We expect to offer more of these registered investment products in the future to U.S. and non-U.S. investors. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations.
We are subject to U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”), the U.S. domestic bribery statute, and the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or providing, directly or indirectly, improper payments or things of value to recipients in the public or private sector. In addition, we are subject to the accounting and internal controls provisions of the FCPA, which require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. We are also subject to U.S. export controls and economic sanctions administered by the U.S. Commerce Department, the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury Department, and the U.S. Department of State. Such export control laws and regulations and economic sanctions are based on U.S. foreign policy and national security goals, and are enforced against targeted countries, jurisdictions, territories, regimes, entities, organizations and individuals.
Laws in non-U.S. jurisdictions, including those addressing anti-bribery, anti-corruption, anti-money laundering, economic sanctions or export control, may impose stricter or more onerous requirements than such laws of the United States, and complying with these foreign laws may disrupt our business or cause us to incur significantly more costs to comply with those laws. For example, in the UK, we are subject to the UK Proceeds of Crime Act 2002 regarding the prevention of money laundering and the financing of terrorism, as well as the UK Bribery Act 2010 prohibiting private and public sector bribery. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. We cannot predict the nature, scope or effect of future regulatory requirements to which we might be subject or the manner in which existing laws might be administered, interpreted or enforced. Our funds’ portfolio companies’ compliance policies and procedures may not prevent all instances of money laundering or bribery, or other prohibited transactions, including those arising from actions by employees, representatives, or other agents, for which we or they might be held responsible.
These various anti-corruption, anti-money laundering, export control, and sanctions laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors and sourcing new investments, as well as the activities of our funds’ portfolio companies, and require ongoing monitoring of both investors and portfolio assets. U.S. government regulators, including the U.S. Department of Justice, the SEC and OFAC, have devoted more resources to enforcement of the FCPA and export control and sanctions laws as enforcement has become more of a priority in recent years. A number of other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also significantly expanded their enforcement activities, especially in regards to anti-corruption. Recently, the U.S. government has also used sanctions and export controls to address broader foreign and international economic policy goals. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other anti-corruption laws, as well as export control and economic sanctions laws, we cannot ensure that none of our employees, representatives, contractors, partners, and agents will take actions in violations of our policies and applicable law, for which we may be ultimately held responsible. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran, or other individuals and entities targeted by certain sanctions promulgated by OFAC, by the reporting company or any of its affiliates, including in our case some of our portfolio companies, during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law. In addition, the ITRA imposes an obligation to separately file with the SEC a notice that specified activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of ITRA-specified activity, even if such activity is legally permissible and not subject to sanctions under applicable law, and any fines or penalties actually imposed on us or our affiliates as a result of any impermissible activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed pursuant to Section 13 of the Exchange Act, certain permissible dealings and transactions and to date, we have not received notice of any investigation into such activities.
On January 18, 2022, the U.S. Department of Justice Antitrust Division and the U.S. Federal Trade Commission (“FTC”) launched a joint public inquiry aimed at strengthening enforcement against illegal mergers, citing evidence that many industries across the economy are becoming more concentrated and less competitive. Antitrust regulators in several foreign jurisdictions have announced similar antitrust enforcement initiatives. These initiatives are expected to increase scrutiny of mergers and acquisitions and to result in the adoption of more stringent guidelines for pre-approval of mergers. As a result, the process of obtaining pre-approval from the FTC and other non-U.S. antitrust authorities for mergers and acquisitions undertaken by the investment funds we manage is expected to become more challenging, more time consuming, and more expensive. If certain proposed acquisitions or dispositions of portfolio companies by our managed investment funds are delayed or rejected by antitrust regulators, it could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds, as well as reduce opportunities to exit and realize value from our fund investments.
If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, incarceration of our employees, restrictions on our operations (including disbarment) and other liabilities, especially as non-U.S. regulators increase their enforcement activities, which could materially and adversely affect our business, results of operations, financial condition, cash flow and our reputation. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable anti-corruption, sanctions or export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

It is unclear what impact the United Kingdom’s exit from the European Union will have on the Company or the fund portfolio companies.
The UK held a referendum in June 2016 on whether to remain a member state of the EU, in which a majority of voters voted to leave the EU. The UK officially left the EU on January 31, 2020, and a transition period of 11 months commenced on this date to allow for the negotiation of a new trade agreement. This transition period ended on December 31, 2020. Various EU laws have been adopted into domestic UK legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The UK and the EU announced, on December 24, 2020, that they had reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK Parliament on December 30, 2020. Due to the TCA only being agreed shortly before the end of the transition period, it applied on a provisional basis in the EU until it was formally ratified by the European Parliament and has applied permanently from May 1, 2021. The TCA covers, for example, measures to preserve tariff-free trade in goods and the ability of UK nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the UK and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK-based firms under equivalence arrangements or otherwise.
While the TCA provides clarity in some areas, the impact of Brexit on our business operations in the UK and the EU, and on the private investment funds industry and global financial markets more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EU will grant reciprocal access to UK firms in the financial services sector. As a new agreement, the implications and operation of the TCA may also be subject to change and/or develop at short notice.

In any case, as of January 1, 2021, our UK FCA-authorized affiliates, CECP and CELF, ceased to be entitled to exercise single market passport rights to provide investment services in or into the EEA on a cross-border services basis. Certain EEA investor-facing activities previously carried on by those firms have been reorganized so that they are performed now by different, EEA established affiliates under alternative licensing arrangements. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors.
In this respect and otherwise, uncertainty about the way in which these and other complex issues will be resolved could adversely affect the Company, its investment funds and portfolio companies (especially if its investment funds include, or expose them to, businesses that depend on access to the single market, the customs union, or whose value is affected adversely by the UK’s future relationship with the EU). The size and importance of the UK’s economy, coupled with uncertainty or unpredictability about the precise nature of its future legal, political and economic relationship with the EU following the implementation of the TCA (and any subsequent discussions between the UK and EU in respect of matters not within its scope) may continue to cause instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, Brexit could have a destabilizing effect if any other member states were to consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for the Company, its investment funds and fund portfolio companies.
These complex issues and other by-products of Brexit, such as the tightening of credit in the UK commercial real estate market, may also increase the costs of having operations, conducting business and making investments in the UK and Europe. As a result, the performance of our funds which are focused on investing in the UK and to a lesser extent across Europe, may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.
The uncertainty surrounding the precise nature of the UK’s future legal relationship with the EU may continue to be a source of significant exchange rate fluctuations and/or other adverse effects on international markets. Unhedged currency fluctuations have the ability to adversely affect our funds and their underlying portfolio companies.
Further, the development of the UK’s future legislative approach remains uncertain. The UK may elect in the future to repeal, amend or replace EU laws, which could exacerbate the uncertainty and result in divergent UK national laws and regulations. Changes to the regulatory regimes in the UK or the EU and its member states could materially affect our business prospects and opportunities and increase our costs. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
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

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of "covered financial institutions," including certain registered investment advisers and broker-dealers above a specific asset threshold. This, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act became law, which modified automatic additional regulatory compliance issues for financial entities that were deemed “Systemically Important Financial Institutions” (SIFI) from $50 billion AUM to $250 billion AUM. There is legislative risk under the current Administration that such designation will revert back to $50 billion and expand its application to include private equity asset management firms.

Following the 2020 presidential and congressional elections in the U.S. there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ business. For example, proposed legislation that was introduced into the U.S. Congress in July 2019 was reintroduced in October 2021, containing a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares or outsourcing jobs at portfolio companies during the first two years following the acquisition of the portfolio company. In addition, in August 2021, legislation was introduced in the Senate that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If these proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact us, our funds’ portfolio companies and our investors.

Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us, specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. The SEC has also signaled that it intends to pursue additional regulation of private fund fees and conflicts of interest, including potentially requiring greater transparency of fund fees and expenses. It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, impact our ability to generate revenue, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, we anticipate there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding adviser compliance with advisers’ own internal policies) could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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
Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular the EU and the UK, has become subject to an expanding body of regulation. Governmental regulators and other authorities in the EU and the UK have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.

    New prudential regimes for EU and UK investment firms. On December 5, 2019, a new EU legislative package replacing the existing prudential framework for EU investment firms was published in the Official Journal of the European Union, which took effect on June 26, 2021. The legislation consists of the Investment Firm Regulation and the Investment Firm Directive (together “IFR/IFD”). IFR/IFD represents a complete overhaul of "prudential" regulation (i.e. capital adequacy, liquidity adequacy, governance, remuneration policies and practices, public transparency and regulatory reporting) in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things). IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an alternative investment fund manager in the Netherlands with MiFID top-up permissions to provide investment services.

The UK has implemented its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which took effect from January 1, 2021. The IFPR applies to our subsidiaries that are UK investment firms under the post-Brexit UK-retained Markets in Financial Instruments Directive (as restated, "MiFID II"), namely CECP and CELF. Under the IFPR, among other requirements, both CECP and CELF are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff. IFPR will also result in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, which may increase the costs of doing business and may impede intra-group capital and cash flows.

    AIFMD. The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”). The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The UK implemented AIFMD while it was still a member of the EU and “onshored” it as part of UK law, such that similar requirements continue to apply in the UK notwithstanding Brexit. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Additionally, in 2017, one of our subsidiaries, Carlyle Real Estate SGR S.p.A was registered as an AIFM in Italy and in 2018, one of our subsidiaries, CIM Europe, obtained authorization as an AIFM in Luxembourg.

In 2017, the European Commission started a review of AIFMD. The European Commission published a report on the operation of the AIFMD in January 2019, which identified certain areas requiring further analysis. A subsequent report on the application and scope of the AIFMD was published in June 2020. Following these reports, the European Commission launched a public consultation relating to its review of the AIFMD in October 2020, which closed on January 29, 2021. In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II”. Subject to the EU ordinary legislative process involving the European Parliament and European Council, this is expected to result in amendments to the AIFMD, which will affect firms two years after the legislation comes into force, possibly in 2024. It is unclear at this stage how the AIFMD II will affect us or our subsidiaries. The current draft proposes a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft proposes significant new requirements relating to the activities of funds which originate loans including new restrictions on the structure which such funds may take. It also proposes to introduce new conditions for non-EEA AIFMs, such as certain of our US affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither of the AIFM and AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice.
Given the significance of this review process as well as its potential impact on the European fund industry framework, we have been considering the potential impact of AIFMD II on our business, particularly with regard to delegation of certain AIFM duties to third-countries that may affect both operating models of CIM Europe and AlpInvest, extension of the directive to third country firms and a push towards harmonization of the Collective Investment in Transferable Securities (“UCITS”) and AIFMD frameworks. AIFMD II has the potential to limit market access for our non-EU funds. Further, compliance with AIFMD II may, amongst other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. It is not yet clear to what extent (if any) the UK would reflect AIFMD II in its domestic rules.
CBDF Directive and CBDF Regulation. In August 2021, two main legislative instruments – Directive (EU) 2019/1160 (the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”) came into effect. The CBDF Regulation and CBDF Directive lay out, among other things, general principles to be adhered to by fund managers when drafting pre-marketing and marketing communications. It also harmonizes the pre-marketing requirements across the EEA by requiring EU AIFMs to notify their local regulator of their intention to pre-market in certain EEA jurisdictions within two (2) weeks of pre-marketing having begun. CIM Europe and AlpInvest began to file such pre-marketing notifications with the CSSF for any new fund and we are working to incorporate the relevant requirements under the CBDF Directive and CBDF Regulation into the firm’s global marketing policy.
Solvency II. The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority. The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, there is the potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. A broad review of Solvency II was carried out by the European Commission in 2020 (the “Solvency II 2020 review”), with input from the European Insurance and Occupational Pensions Authority (“EIOPA”). This included a related public consultation launched by the European Commission in July 2020. On December 17, 2020, EIOPA submitted its opinion on the Solvency II 2020 review to the European Commission. The Solvency II 2020 review is expected to result in amendments to various aspects of Solvency II, although the extent of such amendments is as yet unknown. Following this, on September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. The proposals are under review of the subject to the EU ordinary legislative process involving the European Parliament and the European Council, with the implementation date of the revised Solvency II Directive currently unknown. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
MiFID II. The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation (collectively referred to as “MiFID II”) came into effect on January 3, 2018. Although the UK has now withdrawn from the EU, its rules implementing the recast Markets in Financial Instruments Directive continue to have effect and the Markets in Financial Instruments Regulation has been on-shored into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with such withdrawal. MiFID II amended the existing MiFID regime and, among other requirements, introduced new organizational and conduct of business requirements for investment firms in the EEA. Certain requirements of MiFID II also apply to AIFMs with a MiFID “top-up” permission, such as AlpInvest.
MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements (including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities are also required to establish position limits in relation to the maximum size of positions which a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access and a number of other adverse consequences which would have a detrimental impact on our business. Certain aspects of MIFID II and Markets in Financial Instruments Regulations (“MiFIR”) are subject to review and change in both the EU and the UK
Swiss Marketing Regulations. The Swiss Financial Services Act (FinSA) and the Financial Institution Act (FinIA) came into force on January 1, 2020 with a transition period that ended on December 31, 2021. FinSA seeks to protect clients of financial service providers and to establish comparable conditions for the provision of financial services by financial service providers (FSP), and thus contributes to enhancing the reputation and competitiveness of Switzerland's financial center. FinIA introduces coordinated supervision for the various categories of financial institutions: portfolio managers, trustees, managers of collective assets, fund management companies and securities firms. The new Swiss regulations have an impact on the offering and marketing foreign investment fund shares into Switzerland on a cross-border basis and creates new requirements for financial service providers.
    Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (AML) Directives came into force: the fifth AML EU Directive (AMLD5) and the sixth AML EU Directive (AMLD6). AMLD5 was implemented into UK law on January 10, 2020. The changes under AMLD5 include: new more stringent customer due diligence measures and requirements to report discrepancies between information held and the Companies House register and to conduct risk assessments prior to the launch or use of new products, and business practices. AMLD5 has added complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons, including partnership entities. On July 20, 2021, the European Commission presented an ambitious package of legislative proposals to strengthen the EU’s anti-money laundering and countering the financing of terrorism (AML/CFT) rules, including the creation of a new pan-EU supervisory authority to combat money laundering. The UK government has not yet implemented AMLD6.

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

Sustainable Finance. We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. We and they risk damage to our brand and reputation, if we or they fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, or the brand of our funds or their portfolio companies, the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.
Additionally, new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; clarifying asset managers' and institutional investors' duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
A number of these initiatives are underway and on December 9, 2019, Regulation (EU) 2019/2088 on sustainability-related disclosures in the financial sector was published in the Official Journal of the European Union (the “Sustainable Finance Disclosure Regulation” or “SFDR”). SFDR introduces mandatory sustainability-related transparency requirements for MiFID investment firms providing portfolio management or investment advisory services, and AIFMs. The majority of the provisions of SFDR have applied since March 10, 2021. For us, this primarily impacts our AIFMs by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into investment processes and remuneration practices. In addition, fund-level disclosures are required in relation to the integration of sustainability risks into investment decisions and potential impacts on fund returns. From January 1, 2022, further disclosures in periodic reports are required and, from January 1, 2023 certain template pre-contractual and periodic disclosures must be adopted.
Further, firms that offer financial products (such as AIFs) that promote environmental or social characteristics, or which have a sustainable investment objective, will also need to comply with additional disclosure and periodic reporting requirements that are broadly designed to prevent firms from “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or “greenwashing.” There is also a risk that market expectations in relation to the SFDR categorization of financial products could adversely affect our ability to raise capital.
In addition, on June 22, 2020, Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements (which supplement those set out in SFDR) for financial products that have an environmentally sustainable investment objective or that promote environmental characteristics. The Taxonomy Regulation takes effect in part from January 2022 and in part from January 2023.
A significant amount of detail surrounding these EU sustainable finance initiatives is yet to be revealed and has been further delayed by the COVID-19 pandemic so it is not possible at this stage to fully assess how our business will be affected. We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.
The UK intends to introduce a new legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for UK firms. The FCA published a policy statement with the near-finalized rules on

December 17, 2021. The rules capture asset managers including, so far as relevant, certain private fund advisors such as CECP and investment portfolio managers such as CELF, as well as insurers and FCA-regulated pension providers. For the largest in-scope firms (those with over £50 billion in AUM), the rules apply from January 1 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM, the rules will apply from January 1, 2023, with disclosures to be made by June 30, 2024. The impact of this new regime to our business is currently under review.
In addition, the UK FCA is consulting on additional sustainability disclosure requirements and sustainability labels for investment products. The FCA published a discussion paper on November 3, 2021, proposing a three-tiered system with different levels of disclosures targeted at different types of investors and different classifications for products according to their sustainability activities and objectives. The FCA is also considering whether to introduce specific sustainability-related requirements for financial advisors and how (if at all) the regime should apply to funds that are being marketed into the UK. A consultation paper is expected to be published in the second quarter of 2022, with the date of application of these new requirements and the full detail of them yet to be provided. We will monitor these developments and how they may impact our businesses.
Leveraged Transactions. In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions which applies to significant credit institutions supervised by the ECB in member states of the Euro zone. Under the guidance, credit institutions should have in place internal policies that include a definition of “leveraged transactions”. Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times; or (ii) the borrower is owned by one or more “financial sponsors”. For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. Following these guidelines, credit institutions in the Euro zone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for our investment funds or portfolio companies involved in leveraged transactions. This policy area remains under close scrutiny and further guidance could be issued on short notice in the future.
CSPD. In March 2018, the European Commission published a proposal for a new directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or “CSPD”). The policy aim behind the CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD was finalized and published in the Official Journal of the European Union on December 8, 2021 and entered into force on December 28, 2021. Member States are required to adopt and apply measures implementing the CSPD by December 30, 2023 and entities carrying on credit servicing activities from December 30, 2023 will be required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information. The definition of “credit servicer” in the Commission proposal is sufficiently broad that it could be construed to include asset managers. The Directive prima facie limits the scope of the requirements for credit servicers and credit purchasers to the servicing or purchasing of credit agreements originally issued by a credit institution established in the EU or its subsidiaries established in the EU. This is subject however, to individual Member State discretion. Such Member States may choose to extend the CSPD requirements to credit agreements that are not issued by an EU credit institution. Subject to the aforementioned potential extension of scope by individual Member States, the servicing of loans originally advanced by credit funds (rather than, for example, an EU bank) will fall outside the scope of the CSPD. Asset managers are unlikely to act as principal credit purchasers. However, they may purchase in-scope credit agreements as agent on behalf of the funds or separately managed accounts for whom they are acting and therefore may in practice be required to discharge the associated obligations on behalf of underlying clients. Compliance with these rules could involve a material cost to our business.
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

    Chinese Regulations. In August 2014, the China Securities Regulatory Commission (the “CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). The CSRC Regulations adopt a very broad definition of private investment funds, including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations and authorizations, the CSRC has become the principal regulator of private equity funds in China. In December 2020, the CSRC further promulgated Several Provisions on Strengthening the Regulation of Private Investment Funds, pursuant to which the CSRC strengthened its regulations on private investment funds and private investment fund managers. CSRC has designated that the Asset Management Association of China (the “AMAC”), an industry body, with responsibility to introduce and promote regulations towards a degree of self-regulation across private equity funds in China. In recent years, regulations, directives and guidelines from the AMAC have continued to regulate private investment funds incorporated in China. For example, during the course of 2016, the AMAC issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February, 2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February, 2016), “Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised Funds” (February, 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April, 2016), “Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April, 2016), “Administrative Measures for Private Investment Fund Services” (March, 2017), “Implementing Guidelines on the Administration of Investor Suitability for Fund Raising Institutions” (July, 2017), “Guidelines on the Valuation of the Private Equity Investments of Privately-raised Investment Funds (for Trial Implementation)” (July, 2018), “Guidelines on the Name of Privately-raised Investment Funds” (November, 2018), “Notice on Privately-raised Fund Manager Registration” (December, 2018), “Notice on Privately-raised Investment Fund Filing” (December, 2019), “Notice on Facilitating the Application of Privately-raised Fund Manager Registration” (February, 2020), “Notice on Strengthening the Self-Regulatory Management of Privately-raised Fund Information Submission and Optimizing Industry Services” (February, 2021), in addition to the regulations and directives from the CSRC and the AMAC. If a private equity fund wishes to accept capital contributions from a PRC governmental body or authority then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of the National Development and Reform Commission (the “NDRC”). If a private equity fund wishes to accept capital contributions from a PRC insurance company then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of the China Banking and Insurance Regulatory Commission (the “CBIRC”). In accordance with the NDRC’s regulations on governmental fund of funds’ participation in equity investment funds, and/or the CBIRC’s regulations on insurance companies, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, risk control and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to the NDRC and/or the CBIRC (in addition to any reporting or filing obligations to the CSRC, the AMAC, local financial bureaus or others). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds if we admit investors that are regulated by the above regulators.

Data Privacy. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where Carlyle and our portfolio companies conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than, and could in some cases conflict with, those in the U.S. See “—Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business” for more information.

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
See “—Risks Related to Our Business Operations — Our investment funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and Item 1. “Business—Regulatory and Compliance Matters” for more information.
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
London Inter-Bank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR which may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

On November 30, 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended replacing USD LIBOR with a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”). However, certain market constituencies have criticized SOFR’s suitability as a LIBOR replacement, and the extent of SOFR-based instruments issued or trading in the market remains a fraction of LIBOR-based instruments. As such, there remains uncertainty regarding the future utilization of SOFR, LIBOR and other “IBORS,” and the nature of any replacement rates.

It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. The calculation of interest rates under the replacement benchmarks could negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
We are carefully evaluating our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our more recent generation of CLOs, we have incorporated provisions to address the transition from LIBOR, however certain older CLOs have not yet come up for amendment or refinancing, and as such may not currently contain clear LIBOR transition procedures. In January 2022, we priced our first CLO to SOFR, which the industry has generally adopted to replace LIBOR. As the market fully transitions from LIBOR, we expect that there will be short-term rate mismatches, which could adversely impact the returns on our CLOs.

If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of our funds’ portfolio companies. In addition, uncertainty with respect to reference rates may delay the implementation of related systems and processes necessary to process financial instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and share price.
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
Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Carlyle has recovered significant amounts of insurance proceeds in recent years. As a general matter, we expect that the cost of insurance will increase significantly, and we do not believe we will recover the same amount of insurance proceeds as we have in prior years. Further, we note that in connection with the prohibited activities rule under the SEC Proposed Rule discussed above, if such rule were to be enacted, it could substantially increase our exposure to litigation generally, including by way of a simple negligence standard as opposed to a gross negligence standard.
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
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Recently there has been an elevated level of focus put on our industry and companies in which our funds are invested, including increased focus on externalities of business activities such as ESG considerations. See “—Risks Related to Our Company—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, the private equity industry in general or our workplace, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

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
In addition, we will also be adversely affected if there is fraud, other deceptive practices or other misconduct by personnel of the portfolio companies in which our funds invest, including such activities that predate our acquisition of the portfolio company. For example, improper or illegal conduct by personnel at our portfolio companies or failure by such personnel to comply with anti-bribery, trade sanctions, anti-harassment, legal and regulatory requirements could adversely affect our business and reputation. Such misconduct or fraud could also undermine any due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we continue to expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Global Investment Solutions segment’s constituent firm, AlpInvest, we have erected an information barrier between the management teams at AlpInvest and the rest of Carlyle. See “—Risks Related to Our Business Operations—Our Global Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Risks Related to Our Business Operations
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. In our CLOs, defaults or downgrades of the CLOs’ underlying collateral obligations could cause failures of certain over collateralization tests and the potential for insufficient funds to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. See “—Our CLO business and investment into CLOs involves certain risks.”
We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our stockholders did not receive any benefit. See “—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 10 to our consolidated financial statements included in Part II. Item 8. to this Annual Report on Form 10-K.
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
We raised $51.3 billion in new capital commitments in 2021 driven by the launch of our ninth U.S. real estate fund, eighth U.S. buyout fund and our CP Growth fund in our Global Private Equity segment, coupled with continued strength in fundraising for our Global Credit and Global Investment Solutions funds. However, we cannot assure that our prior success in raising capital will continue in the future. Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Moreover, recently many funds sponsored by Carlyle and its competitors have invested more rapidly than in the past. As a result, investors may delay making new commitments until such time these investments start distributing capital.

Although many investors have increased and signaled that they expect to maintain the amount of commitments they are making to alternative investment funds, there can be no assurance that historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and funds of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The ongoing changes in international and domestic tax regulations, including BEPS, may adversely impact the tax neutrality of our funds, which could in turn limit investment in our funds from certain classes of investors. We are working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. Certain investors have also implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on conventional energy or natural resources, and which could have a negative impact on our ability to exit certain of our energy investments, or our ability to invest capital in our conventional energy funds. Funds focused on investing in carbon-based energy (“Carbon Energy Funds”) remain a significant part of our business (8% of total AUM) so the persistence of weakened market fundamentals in the energy sector could translate into future performance below investor expectations which, together with negative sentiments around carbon energy funds, could result in less investor demand for these funds in the future. Carlyle has determined not to raise a successor fund to Carlyle Energy Mezzanine Opportunities Fund II or Carlyle Power Partners II. Carlyle’s future investments in carbon-based energy are expected to be made primarily through NGP in the United States and Carlyle International Energy Partners outside the United States. If we were unable to raise the next generation of our energy related funds, at the same levels or at all, our fee-paying AUM and future management fees could be adversely impacted. This could increase our cost of raising capital at the scale we have historically achieved. Our investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2021, we continue to believe that our investment in NGP is not impaired.
Further, fund investors and shareholders are increasingly focused on ESG matters and certain fund investors consider ESG factors in determining whether to invest in our funds and our common stock. In addition, some fund investors use third-party benchmarks or scores to measure our ESG practices and decide whether to invest in our funds, and capital commitments to us and may condition capital commitments on taking or refraining from taking certain actions. Investors and stockholders may choose not to invest in our funds or exclude our common stock from their investments if our ESG practices do not fit their investment profiles, or if we fail to demonstrate progress towards our ESG goals, which could adversely impact our reputation our ability to raise capital and could cause the price of our common stock to decrease.

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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our more recent generations of U.S., Europe and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the fees we generate. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. In particular, if our fund investors do not continue to agree that we are permitted to retain fees we derive from capital markets transactions involving our portfolio companies, the ability of our GCM group to produce fee revenue could be significantly hindered.
Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability.

Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Further, the SEC’s focus on certain fund fee and expense arrangements may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “—The alternative asset management business is intensely competitive.”
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

Investments for which market prices are not observable include, but are not limited to illiquid investments in operating companies, real estate, energy ventures, infrastructure projects, structured vehicles and other funds, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does and/or derive a different value than the other sponsor has derived on the same investment, which could cause some investors and regulators to question our valuations.
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
Moreover, with respect to the historical returns of our investment funds:

•our historical returns derive largely from the performance of our existing funds, and we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have lower returns than our existing or previous funds;

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

•our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may have been significantly more favorable for generating positive performance than current market conditions or market conditions that we may experience in the future and may not repeat themselves;

•our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past;

•newly-established funds may generate lower returns during the period that they take to deploy their capital; and
•the introduction of fund-level leverage in more recent funds has increased the rates of returns in those funds compared to what they would have been without the use of such leverage.
Our recent performance has benefited from recent high multiples and asset prices. In the current market environment, we expect that earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See—Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Global Private Equity businesses. As the COVID-19 pandemic began, in an effort to ensure adequate liquidity for an unknown period of time and avoid potential future disruptions in normal financial market function, many of our portfolio companies drew down available lines of credit in excess of typical utilization. These precautionary efforts provided availability of working capital and avoided unnecessary business disruption. Certain of these portfolio companies may retain this capital for an extended period and therefore, the leverage at these portfolio companies will increase.

An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, recent developments in U.S. and international tax policy have significantly limited the availability of income tax deductions for interest payments on leverage used to finance some of our funds’ investments. Interest deductibility rules continue to evolve, and further restrictions and changes are anticipated in the U.S. and other jurisdictions. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Such restrictions could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results.
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
The alternative asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition, types of products offered, consideration of ESG issues and business reputation. Our investment business, as well as our investment funds, competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, real estate development companies, commercial banks, investment banks and other financial institutions (as well as sovereign wealth funds and other institutional investors).
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

•fund investors may reduce their investments in our funds or decrease their allocations in new funds based on a variety of factors, such as the occurrence of an economic downturn, their available capital, regulatory requirements, a desire to consolidate their relationships with investment firms or other considerations;

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

•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively or more quickly than us for investments that we want to make;

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

•the proliferation of special purpose acquisition companies (“SPACs”) entering the market may compete with our funds for investment opportunities and drive up asset prices;

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
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental (including climate change), social, governance and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Due to intense competition in the marketplace we may have less time than in the past to complete our due diligence or our competitors may review less due diligence thereby increasing the speed with which they complete their review. We cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, which may also be further exacerbated by the COVID-19 pandemic, which, in some cases, has changed the way we conduct due diligence due to travel and other health restrictions that may affect our ability to have in person meetings with certain potential target company personnel, customers, vendors and other service providers.
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
•the financial resources of tenants;
•changes in building, environmental, zoning and other laws;
•failure to obtain necessary approvals and/or permits;
•energy and supply shortages;
•casualty or condemnation losses;
•various uninsured or uninsurable risks;
•natural disasters, including increased physical risks from climate change such as event-driven exposures resulting from the increased severity of extreme weather events and consequences of longer-term shifts in climate patterns, and the effects of climate change on supply and demand;
•changes in government regulations (such as rent control);
•changes in the way real estate is occupied as a result of pandemics or other unforeseen events;
•changes in real property tax rates and operating expenses;
•changes in interest rates;

•the reduced availability of mortgage funds or other forms of financings, including construction financing, which may render the sale or refinancing of properties difficult or impracticable;
•inability to meet debt obligations
•negative developments in the economy that depress travel and leasing activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•increase in insurance premiums and changes to the insurance market;
•unexpected cost overruns and delays in connection with development projects;
•terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners.

Our real estate funds’ portfolio investments are subject to various risks that cause fluctuations in occupancy, rental rates, operating income and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive, which risks have been exacerbated by the COVID-19 pandemic. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a funds’ portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and indirectly, the funds) will continue to bear fixed expenses such as interest, real estate taxes, maintenance and other operating expenses. In addition, declining economic conditions could impair the portfolio investments’ ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants would require the portfolio investments to make capital improvements to properties that we would not otherwise have planned. Any unbudgeted capital improvements that a fund undertakes may divert cash that would otherwise be available for distribution to investors. To the extent that the portfolio investments are unable to renew leases or re-let spaces as leases expire, decreased cash flow from tenants will result, which would adversely impact the relevant fund’s returns. Our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.

    With regards to potential environmental liabilities, ownership of real assets in our investment funds or vehicles may increase our risk of liability under laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. For example, the current Administration announced several initiatives and have proposed new regulations focused on the climate crisis which could impact our real estate assets in various ways that were not considered at the time of investment. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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

Additionally, lenders in commercial real estate financing have been requiring a non-recourse carveout guarantee, which typically provides that the lender can recover losses from guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, non-recourse carveout guarantees may be extended by our funds. We expect that commercial real estate financing arrangements generally will increasingly continue to require non-recourse carveout guarantees and, in the event that such a guarantee is called, a fund’s or our assets could be negatively impacted and we or our funds may be subject to liability.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to activities that took place prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence. Litigation can arise for events or circumstance that occur or are alleged to occur during the ownership period.

We or our funds may also be subject to certain risks associated with investments in particular real estate-related assets. Real estate investment trusts (“REITs”) may be affected by changes in the value of their underlying properties and defaults by borrowers or tenants, and changes in tax laws or by a failure to qualify for tax-free pass through income could impair a REIT’s ability to generate cash flows to make distributions. Qualification as a REIT also depends on a REITs ability to meet various requirements imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which relate to organizational structure, annual distributions, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. If a REIT fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

Investments in real estate debt investments may be unsecured and/or subordinated to a substantial amount of indebtedness and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or modification, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by us or one of our funds, we or our fund will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in distressed assets or businesses may have little or no near-term cash flow, involve a high degree of risk and, if subject to bankruptcy or insolvency, could be subordinated or disallowed.
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

We may employ hedging techniques to manage these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “—Risk management activities may adversely affect the return on our and our funds’ investments,” and “—Risks Related to Our Company—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia and Latin America. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2021, approximately 38% of the cumulative capital invested by our Global Private Equity and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

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
•fewer investor protections and less publicly available information in respect of companies in non-U.S. markets; and

•greater price volatility.
For example, the imposition of a new national security law has increased overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations). In April 2020, the Government of India issued Press Note 3, which requires prior government approval of all foreign direct investment by non-resident entities located in, or having beneficial owners in, countries that share a land border with India. While further clarity is expected from the Government, the application of these rules may inhibit our funds’ ability to consummate investments in India and may require partial or full exclusion of any fund investor from countries bordering India from such investments. Uncertainty resulting from the application of these rules may also lead to higher amounts of, or longer durations of, borrowings by the investment funds pending the receipt of approvals, and we or our funds being subject to fines if different regulators apply and enforce the rules differently.
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
If, at the end of any of the life of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2021, we had accrued a giveback obligation of $30.2 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date, and of which approximately $16.1 million is attributable to the Company. The remaining obligations are related to amounts previously distributed to our senior Carlyle professionals, the majority of which relates to the accrued giveback obligation from the Legacy Energy Funds.
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
If, as of December 31, 2021, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.5 billion, on an after-tax basis where applicable. As of December 31, 2021, we have realized $227.9 million in aggregate giveback obligations since inception, which were funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. This amount is net of $44.7 million related to our second Asia buyout fund accruing carry again after payment of a full after-tax clawback in 2016. Of the $227.9 million in aggregate giveback obligations realized from inception to December 31, 2021, $62.0 million was attributable to Carlyle. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Investment Income.”
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2021, approximately $14.1 million of our $30.2 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See Part I. Item 1. “Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
The AlpInvest funds generally provide for suspension of the investment period if there is a key person event, the right of a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause. Where AlpInvest funds include “key person” provisions, they are focused on specific existing AlpInvest personnel as applicable.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including co-investment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different funds may invest in a single company, for example where the fund that made an initial investment no longer has capital available to invest or a follow-on opportunity arises. We may also cause different funds that we manage to purchase different classes of debt or securities in the same portfolio company. For example, one of our funds could acquire a debt security or bank loan issued by the same company in which one of our buyout funds owns common equity securities or several of our funds could be invested in different tranches of a company’s debt. A direct conflict of interest could arise between and among the debt holders and the equity holders if such a portfolio company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. It is also possible that in the event the company goes through a bankruptcy proceeding, the interests of the fund holding the debt securities or loans may be subordinated, recharacterized or otherwise adversely affected by virtue of the involvement and actions of the fund holding the equity in the portfolio company. In such a case, the debt security or loan could be converted into equity and the prospects of repayment greatly diminished. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our investment funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. Due to changes in the tax treatment of carried interest under the TCJA and/or future legislation, conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to the sequence and timing of disposals of investments in such funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.
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
During 2021, we earned approximately $122 million in management fees from our CLOs, prior to the effects of consolidation, of which approximately 67% are in the form of subordinated fees. The subordinated fees we generate from our CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either (x) pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or (y) purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. For example, in the early stages of the COVID-19 pandemic, ratings agencies downgraded certain underlying collateral obligations in our CLOs. As a result, we did not recognize approximately $7.0 million of subordinated management fees from our CLOs in the first and second quarters of 2020, but recognized such amounts in the third quarter of 2020 due to improvement in the underlying CLO portfolios.
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

    While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by the firm or a fund. See “—Risks Related to Our Company—Changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business.”
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

Oil, gas and product prices are subject to international supply and demand dynamics, and, as a consequence, related margins can be volatile. In 2020, demand was negatively affected by the ongoing COVID-19 pandemic, which triggered unprecedented global and local travel restrictions as well as regional and nationwide quarantines; this continues today. At the same time, supply was affected by the inability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to crude production curtailments in the first half of 2020. The resultant supply surplus triggered accumulation of substantial inventories of crude oil and refined products. Together, these phenomena resulted in a large drop in crude oil prices, lower gas prices, and lower refining margins. In 2021, however, oil and gas prices rebounded sharply and rapidly, as stronger-than-expected demand outpaced sluggish supply; European consumers and businesses, in particular, face energy supply shortages and high prices heading into 2022. The European energy situation could further deteriorate in the near- and medium-term if events between Russia, Ukraine and NATO continue to escalate. In general, political developments, see-sawing supply-demand dynamics, technological change, global macroeconomic conditions, public health risks and changes in the influence of OPEC may continue to impact commodity prices going forward and the financial performance of some of our investments. Our investments that are exposed to energy prices, either as consumers or producers of energy, and their financial performance has been, and is likely to continue to be, affected by the continued volatility in energy prices. To the extent that current conditions persist or worsen, there may be adverse impacts on the financial performance of the affected businesses, on the availability of financing or credit to them as well as their asset prices and valuations.

Oil prices tend to experience significant volatility in response to macroeconomic trends, trade developments, geopolitical events, and data on inventories, global demand, future supply, and U.S. dollar strength. Oil’s strong performance in 2021, ending the year 14% above 2019 levels, is largely attributable to increased demand and persistent global supply discipline. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, appreciation or depreciation of the U.S. dollar, the price and availability of alternative fuels, political conditions in the Middle East, Africa, and Eastern Europe, actions of the OPEC, the non-U.S. supply of oil and natural gas, U.S. and global inventories, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. In the event that oil prices decline sharply in the future, or fail to sustain upward price momentum, it is possible our portfolio could be adversely impacted.

The current Administration has made climate change a key focus of its international and domestic policy agenda. It announced a moratorium on new leases on federal lands as well as an executive order aimed at aligning financial flows with its climate policy aimed at lowering greenhouse gas emissions. The executive order, “Tackling Climate Crisis at Home and Abroad”, issued in January 2021, includes several policy changes to address climate issues. The goal to conserve 30% of federal lands and waters by 2030 could pose tangential future risks to the operations and profitability of our portfolio companies in certain industries if they result in higher energy or other prices. In addition, U.S. regulatory authorities are increasingly focused on ESG-related practices. For example, the methodology used by ESG funds for determining socially responsible investments has been a focus area of the SEC, and the current Administration is generally focused on ESG matters. Climate and environmental impact have also been a focus area of the SEC, and the SEC is expected to propose new rules in this area in the near term. Further, changing customer or community perceptions related to climate considerations may have a negative impact on our portfolio companies and/or our ability to attract investors in these areas and may adversely affect our reputation. In addition, technological improvements or innovations that support the transition to a lower-carbon, energy-efficient economic system may increase competition or make it more difficult to attract capital to our energy business.

In January 2021, the current Administration issued an executive order, “Ensuring the Future Is Made in All of America by All of America’s Workers” which has the potential to impact federal contractors and certain grant and loan recipients and their contractors. While the only immediate impact of the order is the creation of a “Made in America” Office within the Office of Management and Budget (OMB) to review federal agency waiver requests, the longer term impact of potential changes to the Federal Acquisition Regulation (FAR) and statutory exemptions for commercial item information technology and trade agreements and the change in waiver procedures requirements for certain grant and loan programs could impact certain investments.

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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. During both the 2008 global financial crisis and the ongoing COVID-19 pandemic, we have experienced significant fluctuations in the fair value of securities held by our funds. The concomitant recession and recovery, or anticipated recovery, in the real economy subsequent to both the 2008 global financial crisis and COVID-19 pandemic also exerted and are expected to exert a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although we believe the U.S. economy has exited the recession induced by the COVID-19 pandemic, obstacles to continued growth remain, such as geopolitical and domestic political uncertainty, high inflation, a sharp shift in monetary policy, depressed labor force participation, high levels of public debt, slowing population growth, supply chain pressures and economic stress outside the U.S. These factors and other general economic trends can impact the performance of portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. While the U.S. dollar has weakened substantially since peaking in March 2020, a rebound in its strength could also depress the profits of domestic companies with significant foreign revenues, pressure oil prices, and increase default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (EMEs). An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these exogenous factors, such as the COVID-19 pandemic. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments.

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

The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. Among other systems, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability or unwillingness to perform pursuant to our arrangements with them.  In addition, we could suffer legal and reputational damage from such failure to perform if we are then unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements.  In addition, under certain local clearing and settlement regimes, we or our funds could be subject to settlement discipline fines.

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
The energy, infrastructure, power and natural resource sectors are subject to comprehensive United States and non-U.S. federal, state and local laws and regulations. These regulators include the Federal Energy Regulatory Commission (the “FERC”), which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (“NERC”), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (the “FPA”), The Energy Policy Act of 2005, the Natural Gas Act, as amended (the “NGA”) and state and local public utility laws. At the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules regulations and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the current administration or Congress to overturn or modify policies or regulations enacted by the prior administration and to place additional limitations on coal and gas electric generation, mining and/or exploration could adversely affect our alternative energy investments.
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
Investments in the insurance industry (including our investment in Fortitude) could be adversely impacted by insurance regulations and potential regulatory reforms.
    Carlyle FRL, L.P., an affiliated investment fund (“Carlyle FRL”), holds an indirect 71.5% controlling interest in Fortitude Re, inclusive of our 19.9% interest, through its 71.5% controlling interest in Fortitude. The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, permissible investments and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.

    In terms of regulatory changes, the following changes in particular may affect the operations and prospects of our investments in the insurance industry, including Fortitude: (i) changes to interest rates and policies of central banks and regulatory authorities; (ii) changes in applicable direct or indirect taxes, levies or charges; (iii) changes in government or regulatory policy that may significantly influence investor decisions in particular markets in which our investments operate; (iv) changes relating to the capital adequacy framework and rules designed to promote financial stability, both on an individual (re)insurance company level and on a group level; (v) changes to policyholder protections; and (vi) developments in financial reporting. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements, judicial or regulatory interpretation, or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of our investments in the insurance industry (including Fortitude) and may increase their compliance and legal costs. Any such costs could negatively impact the value of our investments and the returns we are able to generate on such investments.

Our relationship with Fortitude may not generate a meaningful contribution to our revenue and our indirect controlling ownership of Fortitude could give rise to real or apparent conflicts of interest.
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude, as described in Note 4 to Part II. Item 8, “—Investments—Strategic Investment in Fortitude,” we may not be successful in doing so. Pursuant to investment management agreements into which we have entered with Fortitude Re and certain companies with which it has reinsurance agreements (the “Ceding Companies”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts into which Fortitude Re and the Ceding Companies invest. Through its subsidiaries we managed or advised $7.0 billion of capital attributable to investments made under these investment management agreements, as of December 31, 2021.
Our investment management agreements with Fortitude Re and the Ceding Companies are terminable under certain circumstances. If such investment management agreements were terminated, it could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that the benefit we receive from Fortitude Re will not decline due to a disruption or decline in Fortitude’s business or a change in our relationship with Fortitude, including our investment income from our indirect interest in Fortitude and/or investment management agreements with Fortitude Re and the Ceding Companies. We may be unable to replace a decline in the revenue derived from investments made in our funds and entities by Fortitude Re and/or the Ceding Companies on a timely basis if our relationship with Fortitude were to change or if Fortitude were to experience a material adverse impact to its business.
Carlyle FRL owns a controlling interest in Fortitude and has the right to appoint a majority of its board of directors. As a result, there may be real or apparent conflicts of interest with respect to matters affecting the Company, Carlyle-managed funds and their portfolio companies and Fortitude, including with respect to the fiduciary duties that our employees that are board members owe to Fortitude in addition to the duties that they have to the Company. In addition, conflicts of interest could arise with respect to transactions involving business dealings between the Company, Fortitude and each of their respective affiliates. The foregoing conflicts of interest may also arise with respect to subsidiaries of Fortitude, such as Fortitude Re, where Carlyle FRL owns an indirect controlling interest and has the right to appoint a majority of its board of directors.

Our Global Investment Solutions business is subject to additional risks.

Our Global Investment Solutions business is subject to additional risks, including the following:

•The Global Investment Solutions business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including without limitation legal, tax and regulatory risks, the avoidance or management of conflicts of interest and the ability to attract and retain investment professionals and other personnel, and risks associated with the acquisition of new investment platforms.

•Pursuant to our current arrangements with the various businesses, we currently restrict our participation in the investment activities undertaken by our Global Investment Solutions segment (including with respect to AlpInvest), which may in turn limit our ability to address risks arising from their investment activities. For example, although we maintain ultimate control over AlpInvest, its management team (who are our employees) continue to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment businesses, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Global Investment Solutions business, relative to other Carlyle investment funds.

•Similar to other parts of our business, Global Investment Solutions is seeking to broaden its investor base by raising funds and advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.

•Conflicts may arise between such Global Investment Solutions funds or separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between an Global Investment Solutions fund or managed account and a Carlyle fund. In addition, certain managed accounts may have different or heightened standards of care, and if they invest in other investment funds sponsored by us could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.

•Our Global Investment Solutions business is separated from the rest of the firm by an informational wall designed to prevent certain types of information from flowing from the Global Investment Solutions platform to the rest of the firm. This information barrier limits the collaboration between our investment professionals with respect to specific investments.

Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

    Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the U.S., with an emphasis on those imported from China and the EU. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. While the U.S. and China signed a preliminary trade deal in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate. Subject in some cases to compliance with our insider trading policy, minimum retained ownership requirements and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders are now able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion.  For example, the Former Private Unitholders are no longer subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates.  This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volumes than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing stockholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant stockholders and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
Under our Equity Incentive Plan, we had 14,775,651 unvested restricted stock units outstanding as of December 31, 2021. In June 2021, our stockholders approved an amended and restated Equity Incentive Plan pursuant to which we may issue up to 16,000,000 awards. As of December 31, 2021, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 15,636,767. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our amended and restated Equity Incentive Plan when applicable. Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants, including in connection with sales of shares of common stock to fund tax obligations payable in connection with the vesting of awards under our amended and restated Equity Incentive Plan.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends to common stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate or individual scandals, the COVID-19 pandemic, general market conditions and other events or occurrences, and in response the market price of our common stock could decrease significantly. You may be unable to resell your common stock at or above the price you paid for them.
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
Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours.
    Carlyle Group Management L.L.C., which is wholly owned and controlled by our founders and other senior Carlyle professionals, holds approximately 43% of the voting power of our common stock as of December 31, 2021 pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
    For so long as Carlyle Group Management L.L.C. continues to have voting power over a significant percentage of our common stock, even though such amount is less than 50%, it will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Carlyle Group Management L.L.C. will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Carlyle Group Management L.L.C. continues to own a significant percentage of our common stock, it will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could delay or deter possible changes in control of our company and could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. The interests of Carlyle Group Management L.L.C. may not coincide with our interests or the interests of other holders of our common stock.

We are transitioning from a “controlled company” to no longer being a “controlled company” within the meaning of the rules of Nasdaq and the SEC. However, even though we are no longer a “controlled company”, we will continue to qualify for, and as a result rely on, exceptions from certain corporate governance requirements under the rules of Nasdaq during a one-year transition period.
Prior to August 5, 2021, we were a “controlled company” and qualified for exceptions from certain corporate governance and other requirements of the rules of Nasdaq. Pursuant to these exceptions, controlled companies may elect not to comply with certain corporate governance requirements of Nasdaq, including the requirements (1) that a majority of our Board of Directors consist of independent directors, (2) that we have a compensation committee that is composed entirely of independent directors, (3) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors, and (4) that we have independent director oversight of director nominations. We have availed ourselves of these exceptions in the past and continue to rely on certain of these exceptions as permitted by the rules of Nasdaq. Accordingly, our stockholders generally do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. As of August 5, 2021, Carlyle Group Management L.L.C.’s ownership of our common stock decreased below 50% of our outstanding common stock and, as of such date, we ceased to be a “controlled company” under Nasdaq rules. However, even though we are not a "controlled company," we will continue to be able to rely on certain of the foregoing exemptions from certain corporate governance requirements during a one-year transition period. The Nasdaq rules require that our Board be composed of a majority of "independent directors", as defined under the rules of Nasdaq, and that our compensation committee and our nominating and corporate governance committee consist entirely of independent directors, by August 5, 2022. If we fail to meet the above deadlines for these requirements, our common stock could be delisted from Nasdaq, which would negatively impact the trading of our common shares and our business and financial condition. In addition, as we transition to a non-controlled company, we may incur additional corporate governance and other compliance costs, including increased director compensation for additional independent directors and expanded governance committees.
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
    As of December 31, 2021, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $6.9 billion and $6.6 billion, respectively.
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
Risks Related to Taxation
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
There may be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in jurisdictions in which we operate, are managed, are advised, are promoted or invest. In particular, both the level and basis of taxation may change. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we hold investments, or the introduction of, or change to, EU directives may adversely affect our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise. Furthermore, the COVID-19 pandemic could prompt governments to increase taxes to fund relief measures, and/or assert taxing jurisdiction on account of remote working conditions. Consequently, it is possible that we may face unfavorable tax treatment that may materially adversely affect the value of our investments or the feasibility of making investments in certain countries. This could significantly affect returns to investors, cause us to revalue our net deferred tax assets and/or have a material change to our effective tax rate and tax liabilities.
For example, the TCJA, and guidance interpreting the TCJA since its enactment in 2017, have resulted in many significant changes to the U.S. federal income tax laws, some of which could adversely impact us and/or our portfolio companies, including changes to the taxation of carried interest, changes to the deductibility of certain interest expense and compensation, limitations on the utilization of net operating losses, and changes relating to the scope and timing of U.S. taxation of earnings from international operations (including through an expanded definition of “controlled foreign corporations,” introduction of a minimum tax on “global intangible low-taxed income” (“GILTI”), and changes to the creditability of foreign taxes). Further, foreign, state and local governments may enact tax laws in response to the TCJA that could result in further changes to foreign, state and local taxation and have a material adverse effect on our results of operations, financial condition and cash flow.
The 2020 U.S. presidential and congressional elections (and future elections) could result in additional fundamental changes in tax law and regulations. While the likelihood and nature of any such legislation or regulations going into effect is uncertain, the U.S. Congress and the Biden administration have proposed and may pursue tax policy changes. For example, the proposed legislation in the Build Back Better Act, which was passed by the U.S. House of Representatives on November 19, 2021, would impose a 15% minimum tax on book income for corporations with profits over $1 billion, change the GILTI and foreign tax credit regimes, impose a 1% excise tax on certain stock repurchases, further limit compensation deductions under Section 162(m) of the Code, reduce the deduction for “foreign-derived intangible income,” and create a new limitation on interest deductions, among other things. Any such tax changes could materially increase the amount of taxes we, our portfolio companies, our investors, or our employees and other key personnel would be required to pay.
International tax developments may also significantly impact us. Pursuant to the Organisation for Economic Co-operation and Development’s (the “OECD”) base erosion and profit shifting (“BEPS”) Project, many individual jurisdictions have introduced domestic legislation implementing certain of the BEPS action points. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project focuses are relevant to our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in those areas of tax law (including double taxation treaties), our ability to do those things may be adversely impacted. Many of the jurisdictions in which we will make investments have now ratified, accepted and approved the OECD’s Multilateral Instrument which brings into force a number of relevant changes to double tax treaties within scope. While these changes continue to be introduced, there remains uncertainty as to whether and, if so, to what extent we may benefit from the protections afforded by such treaties and whether our funds may look to their partners in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years. In addition, press speculation and heightened focus on the structures commonly used in the private equity industry in general, whether or not valid, may harm our reputation which may ultimately be damaging to our business.
In addition, the EU has adopted (and subsequently extended) an Anti-Tax Avoidance Directive (the “ATAD rules”), which directly implements some of the BEPS Project action points within EU law and requires EU Member States to transpose the ATAD rules into their domestic laws. The most recent provisions of the ATAD rules to come into effect were rules targeting reverse hybrids, which generally apply from January 1, 2022. The ATAD rules and the domestic laws which implement them are extensive, complex and could apply to a wide range of scenarios. We are also still waiting for the issuance of guidance from several countries. These rules could have an adverse tax impact on our firm, funds, investors and/or our portfolio companies.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). While the Unshell Proposal is expected to be adopted and published into EU member states’ national laws by 30 June 2023, and to come into effect as of 1 January 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. The proposal could result in additional tax costs and/or reporting and disclosure obligations (which could result in increased administrative and compliance costs) for our entities.
The OECD is also working on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would fundamentally change the international tax system. The proposals are based on two “pillars” involving the reallocation of taxing rights (Pillar One) and a new global minimum corporate tax rate (Pillar Two).
Under Pillar One, multinational enterprises (“MNEs”) with an annual global turnover of at least EUR 20 billion will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). MNEs carrying on specific low-risk activities are excluded, including “regulated financial services” (yet to be defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years . Pillar Two introduces two related tax measures (the “GloBE” rules): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low-taxed income while the undertaxed payment rule (“UTPR”) applies to intra-group payments if the constituent member’s income is not taxed by an IIR. Additionally, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited withholding taxes on low-taxed related party payments, which will be creditable against the GloBE rules tax liability. Specified classes of entities which are typically exempt from tax are outside the scope of Pillar Two, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities).
The implementation of the Pillar One and Pillar Two proposals is scheduled for 2023, with the UTPR coming into effect in 2024. On December 20, 2021, the OECD released Pillar Two model rules providing a template for jurisdictions to translate the GloBE rules into domestic law (and in this respect the EU Commission, on December 22, 2021, issued a proposal for a Council Directive on ensuring a global minimum level of taxation for multinational groups in the EU), although much more detail (including implementation details on Pillar One) is still awaited. Subject to the development and implementation of both Pillar One and Pillar Two (including the related EU Council Directive proposal and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them), effective tax rates could increase for our firm, funds, portfolio companies and investors.Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities.
The Netherlands continued to provide additional updates to its withholding tax on dividends. Following EU case law, three safe harbor rules currently embedded in domestic anti-abuse rules as part of the Dividend Withholding Tax Act and the Corporate Income Tax Act will no longer function as a safe harbor rule. Conditional withholding tax on dividends will be introduced as of 2024. A draft bill, including amendments, on a proposed dividend withholding tax exit charge has been presented to parliament. If the bill is accepted, it would be retroactively effective December 8, 2021. We are evaluating and monitoring the impact of these changes which could result in additional withholding on certain payments for us and our investment funds.
U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors and increase compliance costs.
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this law, various foreign governments have entered into intergovernmental agreements (“IGAs”) with the U.S. government. The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to perform due diligence and to report information about certain account holders and investors to the IRS (or in the case of certain FFIs that are resident in a jurisdiction that has entered into an IGA to implement this legislation, to comply with the diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
Other countries, such as Luxembourg, the United Kingdom and the Cayman Islands, have implemented and are participating in a multi-jurisdictional regime known as the Common Reporting Standard (“CRS”), which is similar to that of FATCA (without the withholding requirement), and in some cases, have imposed penalties on non-compliant institutions. Rules have been and continue to be introduced (in particular pursuant to the EU “Directive on Administrative Co-Operation, or “DAC6”, and the OECD’s model Mandatory Disclosure Rules) which require the reporting to tax authorities of information about certain types of arrangement, including arrangements which may circumvent the CRS. Compliance under these and similar regimes as described above could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.
We expect to pay more corporate income taxes than we would have as a limited partnership prior to the Conversion.
Our Conversion was effective on January 1, 2020. Following the Conversion, all of the net income attributable to The Carlyle Group Inc. is subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will continue to have a dilutive impact to Distributable Earnings per share of common stock and net income and reduce the amount of cash available for dividends to our common stockholders. Prior to the Conversion, only a portion of the income attributable to us was subject to U.S. federal, state and local corporation income taxes. The additional corporate income tax we pay as a result of the Conversion could grow if currently enacted corporate tax rates increase or changes to tax law otherwise cause us to pay more corporate income taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.
ITEM 2.    PROPERTIES
    Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 25 offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a discussion of certain of these matters.
ITEM 4.    MINE SAFETY DISCLOSURES
    Not Applicable.
PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 7, 2022 was 6. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
    Dividend Policy
Under our dividend policy for our common stock, we expect to pay our common stockholders an annualized dividend of $1.00 per share of common stock, equal to a quarterly dividend of $0.25 per share of common stock. In February 2022, the Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.30 per common share ($0.325 per common share on a quarterly basis), anticipated to commence for the first quarter 2022 dividend anticipated to be paid in May 2022.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
Stock Performance Graph
The following graph depicts the total return to holders of our common stock from the closing price on December 30, 2016, the last trading day of our 2016 fiscal year, through December 31, 2021, the last trading day of our 2021 fiscal year, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 30, 2016 and dividends received reinvested in the security or index.
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$458
$257
$253
$233
$181
$199
$160
$153
$130
$116
$142
$100
$116
$123
$122
$97
12/30/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
CG
Dow Jones U.S. Asset Manager
S&P 500 Index

    Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2021 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
October 1, 2021 to October 31, 2021 (1)	—	$—	—	$115.5
November 1, 2021 to November 30, 2021 (1)(2)	548,694	$57.83	548,694	$83.7
December 1, 2021 to December 31, 2021 (1)(2)	857,079	$53.19	857,079	$38.2
Total	1,405,773		1,405,773

(1)    In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common stock and/or Carlyle Holdings units. In January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock, and in February 2021, our Board of Directors replenished the repurchase program to its limit of $200 million of common stock in aggregate. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock, which replaced the authorization provided in February 2021 effective January 1, 2022, and is not reflected in the table above.
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
In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	Shares of Common Stock Delivered / Deliverable in August,
	2019	2020	2021	2022	2023	2024	2025
Date of Agreement:
February 1, 2018	160,211	120,158	120,159	—	—	—	—
February 1, 2019	—	219,189	164,391	164,393	—	—	—
February 1, 2020	—	—	119,760	89,821	89,820	—	—
February 1, 2021	—	—	—	116,559	87,419	87,418	—
February 1, 2022	—	—	—	—	75,290	56,467	56,467
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
ITEM 6.    [RESERVED]

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
Overview
We conduct our operations through three operating segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our 37 buyout and middle market and growth capital funds, our 12 U.S. and internationally focused real estate funds, our 14 natural resources funds, and our three Legacy Energy funds. The segment also includes three NGP Predecessor Funds and five NGP Carry Funds advised by NGP. As of December 31, 2021, our Global Private Equity segment had $162.1 billion in AUM and $104.3 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises a group of 87 funds that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of December 31, 2021, our Global Credit segment had $73.4 billion in AUM and $51.7 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities across 303 fund vehicles. As of December 31, 2021, our Global Investment Solutions segment had $65.5 billion in AUM and $37.4 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related transaction and portfolio advisory fees and other income, realized performance revenues (consisting of incentive fees and carried interest allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest income. Our segment expenses primarily consist of cash compensation and benefits expenses, including salaries, bonuses, and realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition- and disposition-related charges and amortization of intangibles and impairment. Refer to Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business
    The year 2021 was an economic recovery year as the pandemic lockdowns eased and the world economy exited the pandemic recession, with boosts in cyclical sectors like industrials, materials and energy, which were also bolstered by the resurgence of inflation. Corporate earnings in 2021 exceeded expectations driven by large productivity gains stemming from investments in digitization and technology, which more than offset input price inflation and powered margin expansion. Current estimates anticipate S&P 500 constituents’ 2021 full year earnings growth in excess of 45%. This robust performance, coupled with fiscal stimulus and ultra-low interest rates, buoyed global equity markets in the aggregate in 2021. The Dow Jones, S&P 500, and Nasdaq 100 rose 18.7%, 26.9%, and 26.6% respectively in 2021. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite rose 16.8%, 22.3%, and 4.8% respectively over the same period. In contrast to corporate earnings, while overall economic activity was generally strong in 2021, top line growth was hampered by ongoing pandemic-related restrictions, supply chain bottlenecks, labor shortages, and slowing consumption.
In the fourth quarter of 2021, the prospect of earlier and more aggressive monetary policy tightening in response to rising inflation drove renewed interest rate volatility. Thus far in 2022, 10-year Treasury yields have risen 44 basis points to 1.96% as of February 8, 2022, as higher than expected inflation in December 2021 increased the likelihood and anticipated frequency of increases to the federal funds rate. Futures markets have now priced in more than five to six rate hikes in 2022 and two to three hikes in 2023. Treasury market volatility, however, has not yet translated into corporate bond market distress and financing markets remain favorable and open. Single B-rated and sub-investment grade U.S corporate spreads actually declined 13 and 5 basis points in the fourth quarter of 2021, respectively, and remain near historic lows. Single B-rated yields are 300 to 375 basis points below long-term averages and leveraged loan prices are higher than they were before the pandemic. Equity market volatility, on the other hand, has risen with Treasury market volatility, and returns year-to-date in 2022 are down significantly. The NASDAQ 100 is officially in correction territory, while the S&P 500 is down 5% as of February 8, 2022. The prices of companies in the NASDAQ most exposed to interest rate risk – namely, those with cash flows weighted far into the future – are down 14% year-to-date, and down 43% since their 2021 peak.
Labor market tightness persists across our portfolio, with a U.S. labor force participation rate still 1.2 percentage points below its pre-pandemic peak and a shortfall of roughly 3 million eligible workers. Both producer and consumer prices continue to climb driven by capacity constraints in physical supply chains and such price increases are now a key focus for central banks. In the U.S., December 2021 CPI inflation reached 7% year-over-year, the highest level in four decades, while inflation in the UK and Canada hit 30-year highs. Producer prices in the U.S. and Japan are also rising at the fastest rate since the early 1980s. In Europe, and Germany in particular, where an energy crisis is compounding supply chain-driven pressures, producer prices are rising at the fastest rate on record. Overall, household spending is liquid in a way the underlying economy is not. Money intended to be spent on services and live experiences has instead largely been spent on durable goods. However, unused services capacity cannot be transformed frictionlessly into goods production. Supply-side scope can only adjust over time through an increase in factories, equipment, trained workers, and logistics network capacity. Many companies have been hesitant to make this investment, as demand for goods seems likely to be only temporarily boosted by pandemic-era restrictions and risk aversion. This imbalance of demand and underlying capacity constraints has likely contributed to today’s inflation. Price pressures seem unlikely to abate until spending patterns realign with supply-side dynamics.
Asia, including China, remains an important component of Carlyle’s investment platform. The Chinese economy grew 4% year-over-year in the fourth quarter of 2021, down from 7.9% and 4.9% in the second and third quarters of 2021, respectively. The slowdown is partially attributable to a sharp decline in real estate development activity and sales with housing prices in China falling at the fastest rate since mid-2015. Carlyle’s current exposure to the real estate sector in China and its constituent businesses is insignificant. Market adjustments to-date mainly reflect increases in the risk premium investors earn for China exposure rather than deterioration in company-specific fundamentals.
    Our carry fund portfolio continued to build on the strong momentum we have generated throughout the year. Within our Global Private Equity segment, our corporate private equity funds appreciated 6% in the fourth quarter and 41% for the year, reflecting strong performance across the portfolio and our real estate funds appreciated 11% during the fourth quarter and 39% for the year. Our natural resources funds appreciated by 7% in the fourth quarter due to strong commodity pricing, with appreciation of 34% for the year. In our Global Credit segment, our carry funds (which represent approximately 18% of the total Global Credit remaining fair value) appreciated 1% in the fourth quarter and 22% for the year. Global Investment Solutions appreciation was 7% in the fourth quarter and 48% for the year, though the valuations of our primary and secondary funds of funds generally reflect investment fair values on a one-quarter lag. While our publicly traded investments appreciated 30% during the year, they were flat in the fourth quarter and were lower in the early part of January 2022, reflecting the equity market sell-off in the first weeks of 2022.
We reached record levels of realized proceeds in 2021, generating $15.3 billion in realized proceeds from our carry funds in the fourth quarter and $44.3 billion for the year. Alongside the robust portfolio appreciation in 2021, this contributed to record realized net performance revenues as well as record realized investment income recognized in the quarter, surpassing records set in the third quarter of 2021, as well as for the year overall.
Driven by positive impact from valuations across the portfolio, net accrued performance revenues on our balance sheet increased to $3.9 billion at December 31, 2021, up 67% since December 31, 2020 despite record levels of realizations during 2021. The portion of our traditional carry funds attributable to publicly traded companies is 11% of fair value as of December 31, 2021, compared to 15% of fair value as of December 31, 2020 and 6% as of December 31, 2019. While the share of our total fair value in publicly traded investments has started to decline with realizations, it remains a meaningful component of our portfolio, and to the extent that there is continued volatility in public equity markets and/or the prices of our publicly-traded portfolio companies, there may be elevated volatility in our performance revenue accrual in the coming quarters.
Capital deployment was at record levels across the entire private equity industry during 2021. During the fourth quarter, our carry funds invested $13.8 billion in new or follow-on transactions and we invested a record $33.8 billion for the full year 2021. While high levels of industry dry powder and widely available financing are likely to foster an increasingly competitive market, we believe our investment platform will enable us to pivot quickly to pursue opportunities where we have identified dislocation, which positions us to continue to deploy capital throughout 2022.
During 2021, we raised $51.3 billion in new capital, which included the launch of two key U.S. buyout and growth funds, CP VIII and CP Growth, and our ninth U.S. real estate fund, CRP IX. We also saw a record level of CLO issuances in our Global Credit segment, and continued strength in our Global Investment Solutions segment, particularly in separately managed accounts. The pace of capital deployment has resulted in fund products coming back to market faster than ever before, and limited partners have an increasing array of investment opportunities to consider. As a result, we anticipate the fundraising landscape to become increasingly competitive as limited partners balance allocation limits with more offerings.
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
Recent Transactions
In February 2022, our Global Credit platform agreed to acquire a diversified portfolio of triple net leases for an enterprise value of $3 billion through a Carlyle-affiliated investment fund as part of the expansion of our real estate credit strategy. The investment fund’s acquisition of the portfolio will be funded using $2 billion in debt and $1 billion in equity. The debt is non-recourse to us and Carlyle, as general partner of the investment fund, will contribute up to $200 million as a minority interest balance sheet investment. The transaction is expected to close in the first quarter of 2022.
Dividends
In February 2022, the Board of Directors declared a quarterly dividend of $0.25 per common share to common stockholders of record at the close of business on February 15, 2022, payable on February 23, 2022.
In February 2022, the Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.30 per share ($0.325 per common share on a quarterly basis), anticipated to commence for the first quarter 2022 dividend, which is anticipated to be paid in May 2022.
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
We earn management fees for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Additionally, management fees include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. Approximately 90% of our fee revenue is in the form of management fees from traditional closed-end, long-dated funds, which are highly predictable and stable, and do not have significant exposure to the underlying fund valuations. More than 95% of our Fee-earning
AUM is in fund structures with contractual lives of generally ten years, and is not subject to redemption without cause.
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $15.3 billion of Fee-earning AUM as of December 31, 2021, was 15% of total management fees recognized during the year ended December 31, 2021, and 17% during the years ended December 31, 2020 and 2019. No other fund generated over 10% of total management fees in the periods presented.
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

Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “Item 1. Business — Our Family of Funds.”
Performance allocations in excess of 10% of the total for the years ended December 31, 2021, 2020 and 2019 were generated from the following funds:

Year Ended December 31,
2021		2020		2019
(Dollars in millions)
CP VI	$1,327.5	CP VI	$1,124.3	CP VI	$154.2
CP VII	717.8	CAP IV	331.0	CRP V	154.9
				Alpinvest Co - & Secondary Investments 2006-2008	83.5
				CEP IV	(119.0)
No other fund generated over 10% of performance allocations in the periods presented above. Performance allocations from CP VI during 2021 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio and sale transactions of privately held investments.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the years ended December 31, 2021, 2020 and 2019, the reversals of performance allocations were $48.2 million, $401.5 million and $215.8 million, respectively.
As of December 31, 2021, accrued performance allocations and accrued giveback obligations were approximately $8.1 billion and $30.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2021 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of December 31, 2021, $14.1 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $16.1 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods. The net accrued performance revenues as of December 31, 2021 are $3.9 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2021, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of within “— Liquidity and Capital Resources—Contingent Obligations (Giveback).”
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

	Inception through December 31, 2021
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$158.0	$55.0
All other Carlyle Funds	69.9	7.0
Aggregate giveback since inception	$227.9	$62.0
The funding for employee obligations and givebacks related to carry realized pre-IPO is primarily through a collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized and negatively impacts earnings available for distributions to shareholders in the period realized. Further, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. As it relates to our investments in NGP, investment income also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Principal investment income also included our proportionate share of U.S. GAAP earnings from our strategic investment in Fortitude prior to the contribution of our investment to a Carlyle-affiliated investment fund (see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2021:

	As of December 31, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Consolidated Results
Level I	$6,118	$434	$2,035	$8,587
Level II	6,409	1,527	147	8,083
Level III	101,326	57,733	40,830	199,889
Fair Value of Investments	113,853	59,694	43,012	216,559
Available Capital	48,264	13,690	22,444	84,398
Total AUM	$162,117	$73,384	$65,456	$300,957
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. The Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.
Net Investment Gains of Consolidated Funds. Net investment gains of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Company. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our common stockholders.
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During 2019 and 2020, we granted fewer equity awards than we have previously. In 2021, we granted 7.1 million in long-term strategic restricted stock units to certain senior professionals. The majority of these restricted stock units are subject to vesting based on the achievement of annual performance targets over four years which align with our strategic plan announced at our investor day in February 2021, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. As a result of prior acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense.
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as impairment of intangible assets or lease right-of-use assets and expenses or insurance recoveries associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Similarly, our general, administrative and other expenses may increase as a result of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
We also could incur additional expenses in the future related to our acquisitions including amortization of acquired intangibles and earn-outs to equity holders. As discussed in Note 5 to the consolidated financial statements, we evaluate our intangible assets (including goodwill) for impairment and could record additional impairment losses in future periods.
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
Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Company was not responsible for the tax liability due on certain income earned during the year. Such income was taxed at the unitholder and non-controlling interest holder level, and any income tax was the responsibility of the unitholders and was paid at that level. See Note 10 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information regarding the impact of the Conversion.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2021, our U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three-years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2020. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations.
Prior to the Conversion, we recorded significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Company, through wholly owned subsidiaries, was the sole general partner of Carlyle Holdings. Accordingly, the Company consolidated the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Company’s financial statements. The limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group

Inc. as part of the Conversion. As a result, following the Conversion the consolidated financial statements of The Carlyle Group Inc. do not reflect any non-controlling interests in Carlyle Holdings.
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. We apply the treasury stock method to determine the dilutive weighted-average common shares represented by unvested restricted stock units. For certain equity-based compensation awards that contain performance or market conditions, the number of contingently issuable common shares is included in diluted earnings per common share based on the number of common shares, if any, that would be issuable under the terms of the awards if the end of the reporting period were the end of the contingency period, if the result is dilutive.
Prior to the Conversion, we applied the “if-converted” method to the Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding. Subsequent to the Conversion, the Company has a single class of stock and therefore, the “if-converted” method is no longer applied in the computation of diluted earnings per share.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2021	2020	2019
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$71,829	$77,729	$72,059
Fee-earning AUM based on invested capital (2)	60,828	38,055	41,639
Fee-earning AUM based on collateral balances, at par (3)	30,779	26,480	24,887
Fee-earning AUM based on net asset value (4)	9,645	7,966	4,531
Fee-earning AUM based on lower of cost or fair value and other (5)	20,338	19,872	17,941
Balance, End of Period (6) (7)	$193,419	$170,102	$161,057
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
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”) are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of December 31, 2021, the Legacy Energy Funds had, in the aggregate, approximately $0.2 billion in AUM and $0.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balance excludes $15.9 billion of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2021	2020	2019
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$170,102	$161,057	$159,552
Inflows (1)	46,199	22,481	16,460
Outflows (including realizations) (2)	(23,361)	(17,130)	(15,293)
Market Activity & Other (3)	3,860	(466)	1,115
Foreign Exchange (4)	(3,381)	4,160	(777)
Balance, End of Period	$193,419	$170,102	$161,057

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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows also reflect the sale of Metropolitan on April 1, 2021, which had $2.3 billion of Fee-earning AUM as of March 31, 2021.
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

    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone, the NGP Energy Funds that are advised by NGP, as well as capital raised from a strategic third-party investor which directly invests in Fortitude alongside a carry fund.
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

The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$245,769	$224,442	$216,470
Inflows (1)	51,261	26,902	19,970
Outflows (including realizations) (2)	(47,483)	(21,477)	(20,187)
Market Activity & Other (3)	57,125	10,380	9,146
Foreign Exchange (4)	(5,715)	5,522	(957)
Balance, End of Period	$300,957	$245,769	$224,442

(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, separately managed accounts and the NGP Predecessor Funds, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital. Outflows also reflect the sale of Metropolitan on April 1, 2021, which had $2.4 billion of Total AUM as of March 31, 2021.
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
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 41% in 2021 is comprised of 41% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 39% for funds focusing on real estate and 34% for fund focusing on natural resources, 22% appreciation for carry funds in the Global Credit segment and 48% appreciation for carry funds in the Global Investment Solutions segment. While the publicly traded investments in our Global Private Equity and Global Credit segments were flat in the fourth quarter, they experienced appreciation of 30% for the year.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation for the year were 27% and 17%, respectively, while the FTSE NAREIT Composite appreciation was 36%, the S&P Oil and Gas Exploration & Production Index was 81%, and S&P Leveraged Loan Index appreciation was 1%.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. As of December 31, 2021, our Consolidated Funds represent approximately 3% of our AUM; 1% of our management fees; and less than 1% of our investment income or loss for the year ended December 31, 2021.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of December 31, 2021, our consolidated CLOs held approximately $6.7 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$1,667.5	$1,486.0	$1,476.2
Incentive fees	48.8	37.0	35.9
Investment income (loss)
Performance allocations	6,084.6	1,635.9	799.1
Principal investment income (loss)	637.3	(540.7)	769.3
Total investment income	6,721.9	1,095.2	1,568.4
Interest and other income	90.7	89.6	97.3
Interest and other income of Consolidated Funds	253.2	226.8	199.2
Total revenues	8,782.1	2,934.6	3,377.0
Expenses
Compensation and benefits
Cash-based compensation	908.0	849.6	833.4
Equity-based compensation	163.1	105.0	140.0
Performance allocations and incentive fee related compensation	2,961.0	779.1	436.7
Total compensation and benefits	4,032.1	1,733.7	1,410.1
General, administrative, and other expenses	431.7	349.3	494.4
Interest	113.3	94.0	82.1
Interest and other expenses of Consolidated Funds	178.5	163.5	131.8
Other non-operating (income) expenses	1.5	(7.2)	1.3
Total expenses	4,757.1	2,333.3	2,119.7
Other income (loss)
Net investment gains (losses) of Consolidated Funds	2.5	(21.3)	(23.9)
Income before provision for income taxes	4,027.5	580.0	1,233.4
Provision for income taxes	982.3	197.2	49.0
Net income	3,045.2	382.8	1,184.4
Net income attributable to non-controlling interests in consolidated entities	70.5	34.6	36.6
Net income attributable to Carlyle Holdings	2,974.7	348.2	1,147.8
Net income attributable to non-controlling interests in Carlyle Holdings	—	—	766.9
Net income attributable to The Carlyle Group Inc.	2,974.7	348.2	380.9
Net income attributable to Series A Preferred Unitholders	—	—	19.1
Series A Preferred Units redemption premium	—	—	16.5
Net income attributable to The Carlyle Group Inc. Common Stockholders	$2,974.7	$348.2	$345.3
Net income attributable to The Carlyle Group Inc. per common share
Basic	$8.37	$0.99	$3.05
Diluted	$8.20	$0.97	$2.82
Weighted-average common shares
Basic	355,241,653	350,464,315	113,082,733
Diluted	362,574,564	358,393,802	122,632,889

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.
Revenues
Total revenues increased $5.8 billion, or 199%, for the year ended December 31, 2021 as compared to 2020 and decreased $442.4 million, or 13%, for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the changes in total revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Total Revenues, prior year	$2,934.6	$3,377.0
Increases (Decreases):
Increase in fund management fees	181.5	9.8
Increase in incentive fees	11.8	1.1
Increase (decrease) in investment income, including performance allocations	5,626.7	(473.2)
Increase in interest and other income of Consolidated Funds	26.4	27.6
Increase (decrease) in interest and other income	1.1	(7.7)
Total increase (decrease)	5,847.5	(442.4)
Total Revenues, current year	$8,782.1	$2,934.6
Fund Management Fees. Fund management fees increased $181.5 million, or 12%, for the year ended December 31, 2021 as compared to 2020, and increased $9.8 million, or 1%, for the year ended December 31, 2020 as compared to 2019, primarily due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$183.0	$132.1
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(28.3)	(100.5)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(5.8)	(18.3)
Higher transaction and portfolio advisory fees	39.9	1.7
Lower fund management fees due to sale of MRE on April 1, 2021	(15.9)	—
All other changes	8.6	(5.2)
Total increase in fund management fees	$181.5	$9.8
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $90.7 million, $50.8 million, and $49.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Investment Income. Investment income increased $5.6 billion for the year ended December 31, 2021 as compared to 2020, and decreased $473.2 million for the year ended December 31, 2020 as compared to 2019, primarily due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Increase in performance allocations, excluding NGP	$4,448.7	$836.8
Increase in investment income from NGP, which includes performance allocations from the investments in NGP	36.5	125.0
Increase in investment income from our corporate private equity funds	120.4	53.6
Decrease in gains on foreign currency hedges	(6.2)	(3.3)
Increase (decrease) in investment income from our real estate funds	26.7	(8.7)
Increase (decrease) in investment income from our natural resources funds, excluding NGP	22.0	(10.2)
Decrease from the settlement of CEREP I tax matter in 2019	—	(71.5)
Increase in investment income from our Global Credit carry funds	13.6	14.3
Increase in investment income from our direct lending funds and interval funds	8.9	9.6
Increase (decrease) in investment income from Carlyle Aviation	0.9	(2.3)
Increase in investment income from our CLOs	24.7	3.3
Increase (decrease) in income from Fortitude	852.9	(1,414.8)
Increase (decrease) in investment income from AlpInvest	15.7	(0.5)
All other changes (1)	61.9	(4.5)
Total increase (decrease) in investment income	$5,626.7	$(473.2)
(1) All other changes in 2021includes investment income of $49.8 million associated with the remeasurement of a corporate investment, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.
    Prior to the Control Transaction which closed on June 2, 2020, as described in Note 4 to the consolidated financial statements, we accounted for our investment in Fortitude under the equity method of accounting by recognizing our pro rata share of Fortitude’s U.S. GAAP earnings, which is included in principal investment income (loss) in the consolidated statements of operations. These amounts were inclusive of unrealized gains (losses) resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). At the time we contributed our existing 19.9% interest in Fortitude to Carlyle FRL, a Carlyle-affiliated investment fund, we began accounting for our investment under the equity method based on our net asset value in the fund, which resulted in a loss in principal investment income (loss) of $620.7 million in the year ended December 31, 2020. As of December 31, 2021, our investment in Carlyle FRL was $715.7 million, relative to our cost of $465.5 million.
Our investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2021, we continue to believe that our investment in NGP is not impaired.
We recorded an increase in investment income from CLOs during the year ended December 31, 2021 relative to the comparable period in 2020. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 4% in 2021, with our investments in subordinated notes depreciating 3% and our investments in the senior notes depreciating 5% during 2021.

Performance Allocations. Performance allocations increased $4.4 billion for the year ended December 31, 2021 compared to 2020 and increased $836.8 million for the year ended December 31, 2020 as compared to 2019. Performance allocations by segment for the years ended December 31, 2021, 2020 and 2019 comprised the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity	$5,223.2	$1,440.5	$550.4
Global Credit	156.6	21.5	38.5
Global Investment Solutions(1)	704.8	173.9	210.2
Total performance allocations	$6,084.6	$1,635.9	$799.1
Total carry fund appreciation	41%	10%	9%
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
Despite the pandemic’s persistence, corporate earnings in 2021 exceeded expectations; investments in digitization and technology drove large productivity gains which more than offset input price inflation and powered margin expansion. Current estimates anticipate S&P 500 constituents’ 2021 full year earnings growth in excess of 45%. This robust performance, coupled with fiscal stimulus and ultra-low interest rates, buoyed global equity markets in aggregate in 2021. The Dow Jones, S&P 500, and Nasdaq 100 rose 18.7%, 26.9%, and 26.6% respectively in 2021. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite rose 16.8%, 22.3%, and 4.8% respectively over the same period. Our carry fund portfolio exhibited similar momentum during 2021. Within our Global Private Equity segment, our corporate private equity funds appreciated 6% in the fourth quarter and 41% for the year and our real estate funds appreciated 11% during the fourth quarter and appreciated 39% for the year. Our natural resources funds appreciated 7% during the fourth quarter and appreciated 34% for the year. Global Credit carry funds, which represent approximately 18% of the total Global Credit remaining fair value, were up 1% in the fourth quarter and up 22% for the year. Global Investment Solutions appreciation was 7% in the fourth quarter and 48% for the year, though the valuations of our primary and secondary funds of funds generally reflect investment values on a one-quarter lag.
Interest and Other Income. Interest and other income increased $1.1 million for the year ended December 31, 2021 as compared to 2020 and decreased $7.7 million for the year ended December 31, 2020 as compared to 2019. The increase for the year ended December 31, 2021 was primarily as a result of an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds. The decrease in 2020 was primarily as a result of decreases in the reimbursement of certain costs incurred on behalf of Carlyle funds and decreases in interest income from investments in CLO subordinated notes and interest income related to corporate treasury investments that matured in 2019.
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
Interest and other income of consolidated funds increased $26.4 million for the year ended December 31, 2021 as compared to 2020, and increased $27.6 million for the year ended December 31, 2020 as compared to 2019. Substantially all of the variance in interest and other income of Consolidated Funds for both periods relates to interest income from CLOs.

Expenses

Total expenses increased $2.4 billion for the year ended December 31, 2021 as compared to 2020, and increased $213.6 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the changes in total expenses for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Total Expenses, prior year	$2,333.3	$2,119.7
Increases (Decreases):
Increase in total compensation and benefits	2,298.4	323.6
Increase (decrease) in general, administrative and other expenses	82.4	(145.1)
Increase in interest	19.3	11.9
Increase in interest and other expenses of Consolidated Funds	15.0	31.7
Increase (decrease) in other non-operating expense	8.7	(8.5)
Total increase	2,423.8	213.6
Total Expenses, current year	$4,757.1	$2,333.3

    Total Compensation and Benefits. Total compensation and benefits increased $2.3 billion for the year ended December 31, 2021 as compared to 2020, and increased $323.6 million for the year ended December 31, 2020 as compared to 2019, due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Increase in cash-based compensation and benefits	$58.4	$16.2
Increase (decrease) in equity-based compensation	58.1	(35.0)
Increase in performance allocations and incentive fee related compensation	2,181.9	342.4
Total increase in total compensation and benefits	$2,298.4	$323.6
Cash-based compensation and benefits. Cash-based compensation and benefits increased $58.4 million, or 7%, for the year ended December 31, 2021 as compared to 2020, and increased $16.2 million, or 2%, for the year ended December 31, 2020 as compared to 2019, primarily due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Increase in headcount and bonuses	$81.0	$27.5
(Decrease) increase in compensation expense associated with contingent earn-out payments (1)	(22.6)	(11.3)
Total increase in base compensation and benefits	$58.4	$16.2
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $47.9 million through December 31, 2021. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based compensation. Equity-based compensation, net of forfeitures, increased $58.1 million, or 55%, for the year ended December 31, 2021 as compared to 2020. The increase in equity-based compensation from 2020 to 2021 was primarily due to the expanded use of equity-based compensation incentive programs as well as a forfeiture credit recorded in 2020 related to the retirement of one of our co-chief executive officers. During the year ended December 31, 2021, we granted 7.1 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years.
The decrease in equity-based compensation from 2019 to 2020 was due primarily to the lower rate of ongoing grants of restricted stock units, as well as a forfeiture credit recorded in 2020 related to the retirement of one of our co-chief executive officers.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense increased $2.2 billion for the year ended December 31, 2021 as compared to 2020 and increased $342.4 million for the year ended December 31, 2020 as compared to 2019. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fee was 48%, 47%, and 52% for the years ended December 31, 2021, 2020 and 2019, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone not Carlyle.
General, Administrative and Other Expenses. General, administrative and other expenses increased $82.4 million for the year ended December 31, 2021 as compared to 2020, and decreased $145.1 million for the year ended December 31, 2020 as compared to 2019, primarily due to:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Right-of-use asset impairment (1)	$26.8	$—
CCC litigation cost recovery in 2020 (2)	29.9	(29.9)
Lower intangible asset amortization	(4.4)	(0.9)
Higher (lower) depreciation and amortization	4.3	(12.6)
Lower professional fees, including corporate conversion costs	(5.4)	(29.7)
Lower travel and conference costs	(2.9)	(49.2)
Higher (lower) rent expense	7.7	(1.1)
Foreign exchange adjustments (3)	21.9	(29.8)
Higher external fundraising costs	2.0	4.2
Other changes	2.5	3.9
Total increase (decrease) in general, administrative and other expenses	$82.4	$(145.1)
(1)     In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge.
(2)    General, administrative and other expenses in 2020 included the positive impact of a $29.9 million recovery of litigation costs. See Note 8 to the consolidated financial statements in Item 8 of this Form 10-K.
(3)    Foreign exchange adjustments for the year ended December 31, 2021 include a loss of $14.7 million from the sale of our local Brazilian management entity related to amounts previously recorded in accumulated other comprehensive income. Foreign exchange adjustments for the years ended December 31, 2021 and 2020 are also driven by the revaluation on our European CLO investments.
Interest. Interest increased $19.3 million for the year ended December 31, 2021 as compared to 2020 primarily due to interest accrued on the Subordinated Notes issued in May 2021, as well as $10.1 million of interest expense recorded upon the early extinguishment of the 3.875% Senior Notes in November 2021. Interest increased $11.9 million for the year ended December 31, 2020 as compared to 2019 primarily due to interest accrued on the 3.500% Senior Notes issued in September 2019. See Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for more information.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $15.0 million for the year ended December 31, 2021 as compared to 2020 primarily due to higher interest expense on the consolidated CLOs. Interest and other expenses of Consolidated Funds increased $31.7 million for the year ended December 31, 2020 as compared to 2019, primarily due to higher interest expense on the consolidated CLOs.
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
Other Non-operating Expenses (Income).  For the year ended December 31, 2021, this caption includes a loss on the sale of our local Brazilian management entity and related transaction costs of $4.7 million and a $5.0 million gain on the sale of our interest in MRE. For the year ended December 31, 2020, this caption includes the impact of the Conversion on our tax receivable agreement liability, which was reduced by $9.3 million. See Note 10 to the consolidated financial statements for more information on the tax impacts of the Conversion.

Net Investment Gains (Losses) of Consolidated Funds
    For the years ended December 31, 2021, 2020 and 2019 net investment (losses) gains of Consolidated Funds was $2.5 million, $(21.3) million, and $(23.9) million, respectively, comprised of the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Realized losses	$9.6	$(91.3)	$(14.2)
Net change in unrealized gains (losses)	67.0	62.2	(4.7)
Total losses	76.6	(29.1)	(18.9)
Gains (losses) from liabilities of CLOs	(74.1)	7.8	(5.0)
Total net investment (losses) gains of Consolidated Funds	$2.5	$(21.3)	$(23.9)
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes was $982.3 million, $197.2 million and $49.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, with effective tax rates of 24.4%, 34.0% and 4.0%, respectively. The effective tax rate for the years ended December 31, 2021 and 2020 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests and the impact of a tax benefit resulting from the vesting of restricted stock units. The effective tax rate for the year ended December 31, 2020 also differs from the statutory rate due to the income tax expense resulting from the Conversion (see Note 10 to the accompanying consolidated financial statements for more information regarding the impact of the Conversion). Excluding this impact from Conversion, our effective income tax rate would have been approximately 19% for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2019 reflects our pre-Conversion status as a partnership.
As of December 31, 2021 and 2020, the Company had federal, state, local and foreign taxes payable of $93.3 million and $35.1 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $70.5 million, $34.6 million, and $36.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. The net income (loss) of our Consolidated Funds, after eliminations, was $2.7 million, $8.1 million, and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net income attributable to non-controlling interests in consolidated entities also includes net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

Net Income (Loss) Attributable to The Carlyle Group Inc. Common Stockholders
The net income attributable to The Carlyle Group Inc. common stockholders was $3.0 billion, $348.2 million, and $345.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Prior to the Conversion, the Company was allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Company’s ownership in Carlyle Holdings (which was approximately 34% as of December 31, 2019). In addition, net income attributable to The Carlyle Group L.P. common unitholders for the year ended December 31, 2019 was reduced by the Series A preferred units (“Preferred Units”) redemption premium.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2021, 2020 and 2019. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-and disposition-related items including amortization and any impairment charges of lease right-of-use assets or acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment Distributable Earnings, or “DE”, and Fee Related Earnings, or “FRE”, for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Total Segment Revenues	$4,950.1	$2,289.5	$2,110.1
Total Segment Expenses	2,706.4	1,527.4	1,463.5
(=) Distributable Earnings	$2,243.7	$762.1	$646.6
(-) Realized Net Performance Revenues	1,529.6	246.3	164.1
(-) Realized Principal Investment Income	209.5	73.0	87.0
(+) Net Interest	93.5	76.9	57.3
(=) Fee Related Earnings	$598.1	$519.7	$452.8
The following table sets forth our total segment revenues for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,697.8	$1,559.2	$1,570.9
Portfolio advisory and transaction fees, net and other	97.0	56.9	53.5
Total fund level fee revenues	1,794.8	1,616.1	1,624.4
Realized performance revenues	2,938.6	586.1	374.3
Realized principal investment income	209.5	73.0	87.0
Interest income	7.2	14.3	24.4
Total Segment Revenues	$4,950.1	$2,289.5	$2,110.1

The following table sets forth our total segment expenses for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$891.5	$821.5	$792.1
Realized performance revenues related compensation	1,409.0	339.8	210.2
Total compensation and benefits	2,300.5	1,161.3	1,002.3
General, administrative, and other indirect expenses	267.6	241.4	331.3
Depreciation and amortization expense	37.6	33.5	48.2
Interest expense	100.7	91.2	81.7
Total Segment Expenses	$2,706.4	$1,527.4	$1,463.5

    Income before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income before provision for income taxes	$4,027.5	$580.0	$1,233.4
Adjustments:
Net unrealized performance revenues	(1,606.2)	(598.7)	(42.3)
Unrealized principal investment (income) loss (1)	(351.8)	556.2	(590.9)
Adjusted unrealized principal investment (income) loss from investment in Fortitude (2)	—	104.4	(140.9)
Equity-based compensation (3)	172.9	116.6	151.5
Acquisition related charges, including amortization of intangibles and impairment	37.7	38.1	52.0
Tax expense associated with certain foreign performance revenues	(17.1)	(7.9)	(14.3)
Net income attributable to non-controlling interests in consolidated entities	(70.5)	(34.6)	(36.6)
Right-of-use asset impairment	26.8	—	—
Debt extinguishment costs	10.2	—	0.1
Other adjustments including severance and Conversion costs in 2020 and 2019	14.2	8.0	34.6
Distributable Earnings	2,243.7	762.1	646.6
Realized net performance revenues, net of related compensation (4)	1,529.6	246.3	164.1
Realized principal investment income (4)	209.5	73.0	87.0
Net interest	93.5	76.9	57.3
Fee Related Earnings	$598.1	$519.7	$452.8

(1)    Adjustments to unrealized principal investment income (loss) during the year ended December 31, 2020 are inclusive of $211.8 million of unrealized gains resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude’s U.S. GAAP financial statements prior to the contribution of our investment in Fortitude to Carlyle FRL on June 2, 2020. At the time of the contribution of our investment to Carlyle FRL, we began accounting for our investment under the equity method based on our net asset value in the fund, which is an investment company that accounts for its investment in Fortitude at fair value. This resulted in an unrealized loss in principal investment income (loss) of $620.7 million during the year ended December 31, 2020. Adjustments to unrealized principal investment income (loss) during the year ended December 31, 2019 are inclusive of $582.0 million of unrealized gains on embedded derivatives.

(2)    Adjusted unrealized principal investment income (loss) from the investment in Fortitude represents 19.9% of Fortitude’s estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of our investment in Fortitude to Carlyle FRL on June 2, 2020.
(3)    Equity-based compensation for the years ended December 31, 2021, 2020 and 2019 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(4)     See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2021
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$6,084.6	$(3,146.0)	$2,938.6
Performance revenues related compensation expense	2,961.0	(1,552.0)	1,409.0
Net performance revenues	$3,123.6	$(1,594.0)	$1,529.6
Principal investment income (loss)	$637.3	$(427.8)	$209.5

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

(5)    Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which are eliminated in the U.S. GAAP consolidation but are included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which are excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of certain incentive fees from business development companies, which are included in fund management fees in the Non-GAAP results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 4 to the consolidated financial statements).

Distributable Earnings for our reportable segments is as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity	$2,021.9	$604.5	$579.4
Global Credit	119.7	116.2	48.4
Global Investment Solutions	102.1	41.4	18.8
Total	$2,243.7	$762.1	$646.6

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

Global Private Equity
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Global Private Equity(1) segment:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,111.8	$1,042.0	$1,106.6
Portfolio advisory and transaction fees, net and other	34.3	22.8	38.9
Total fund level fee revenues	1,146.1	1,064.8	1,145.5
Realized performance revenues	2,757.8	404.5	301.8
Realized principal investment income	167.8	52.0	73.3
Interest income	1.4	3.3	8.7
Total revenues	4,073.1	1,524.6	1,529.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	546.2	501.9	510.6
Realized performance revenues related compensation	1,243.6	183.0	145.2
Total compensation and benefits	1,789.8	684.9	655.8
General, administrative, and other indirect expenses	172.5	157.9	215.2
Depreciation and amortization expense	25.1	22.0	32.1
Interest expense	63.8	55.3	46.8
Total expenses	2,051.2	920.1	949.9
(=) Distributable Earnings	$2,021.9	$604.5	$579.4
(-) Realized Net Performance Revenues	1,514.2	221.5	156.6
(-) Realized Principal Investment Income	167.8	52.0	73.3
(+) Net Interest	62.4	52.0	38.1
(=) Fee Related Earnings	$402.3	$383.0	$387.6
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Distributable Earnings
    Distributable earnings increased $1.4 billion for the year ended December 31, 2021 as compared to 2020, and increased $25.1 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Distributable earnings, prior year	$604.5	$579.4
Increases (decreases):
Increase (decrease) in fee related earnings	19.3	(4.6)
Increase in realized net performance revenues	1,292.7	64.9
Increase (decrease) in realized principal investment income	115.8	(21.3)
Increase in net interest	(10.4)	(13.9)
Total increase	1,417.4	25.1
Distributable earnings, current year	$2,021.9	$604.5

    Realized Net Performance Revenues. Realized net performance revenues increased $1.3 billion for the year ended December 31, 2021 as compared to 2020, and increased $64.9 million for the year ended December 31, 2020 as compared to 2019. Realized net performance revenues increased in 2021 primarily driven by realization activity in our U.S., Europe and Asia buyout funds, as well as our U.S. real estate funds. During the year ended December 31, 2021 we realized performance revenues for the first time on our eighth U.S. real estate fund, our fourth Asia buyout fund, and our third Japan buyout fund.

    Realized net performance revenues for the year ended December 31, 2020 increased compared to 2019 as we began realizing carry from CP VI during the year, and we generated higher performance revenue realizations from our financial services and Europe real estate funds. Realized net performance revenues in 2019 were also impacted by the realized clawback on one of the Legacy Energy funds.
    Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2021, 2020 and 2019, respectively:

Year Ended December 31,
2021	2020	2019
CP V	CP IV	CETP III
CP VI	CP V	CAP III
CEP III	CP VI	CGFSP II
CAP III	CETP III	CETP II
CAP IV	CGFSP I	CP V
CETP III	CRP VII	CRP VII
CRP V	CERF	CRP V
CRP VII	CEREP III	CPI
CRP VIII	CPI	Energy IV (clawback)
CJP III	CGFSP II	CRP III
CGFSP II	CRP III	CRP VI
CPI	CCI

    Realized Principal Investment Income. Realized principal investment income increased $115.8 million for the year ended December 31, 2021 as compared to 2020 and decreased $21.3 million for the year ended December 31, 2020 as compared to 2019. The increase in realized principal investment income for the year ended December 31, 2021 as compared to 2020 was primarily driven by increases in realized principal investment income from our U.S. buyout and U.S. real estate funds, as well as our Europe buyout and U.S. growth funds.
The decrease in realized principal investment income for the year ended December 31, 2020 as compared to 2019 was primarily due to the recovery of $71.5 million from the final resolution of French tax litigation concerning a European real estate fund in 2019 (see Note 8 of our consolidated financial statements for more information on this matter), partially offset by higher realized gains in 2020 from our U.S., Asia and Europe buyout funds.

Fee Related Earnings
    Fee related earnings increased $19.3 million for the year ended December 31, 2021 as compared to 2020, and decreased $4.6 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the change in fee related earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Fee related earnings, prior year	$383.0	$387.6
Increases (decreases):
Increase (decrease) in fee revenues	81.3	(80.7)
(Increase) decrease in cash-based compensation	(44.3)	8.7
(Increase) decrease in general, administrative and other indirect expenses	(14.6)	57.3
All other changes	(3.1)	10.1
Total increase (decrease)	19.3	(4.6)
Fee related earnings, current year	$402.3	$383.0
    Fee Revenues. Total fee revenues increased $81.3 million for the year ended December 31, 2021 as compared to 2020 and decreased $80.7 million for the year ended December 31, 2020 as compared to 2019, due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Higher (lower) fund management fees	$69.8	$(64.6)
Higher (lower) portfolio advisory and transaction fees, net and other	11.5	(16.1)
Total increase (decrease) in fee revenues	$81.3	$(80.7)
    The increase in fund management fees for the year ended December 31, 2021 as compared to 2020 was primarily due to activation of management fees on CP VIII, CRP IX, CAP Growth II and CP Growth during the year, as well as higher management fees from CJP IV, CPI, and our Renewables fund (CRSEF) which included $3.2 million in catch-up management fees. These increases were partially offset by basis step-downs in CJP III and CEOF II, as well as lower management fees on CP VI and CEP IV, on which management fees are based on invested capital and which have had realizations over the last twelve months. CIEP II also had a decrease in management fees, driven by catch-up management fees of $6.6 million in 2020.
    The decrease in fund management fees for the year ended December 31, 2020 as compared to 2019 was primarily due to lower management fees from CGIOF, including $20.4 million in catch-up management fees for subsequent closes in 2019, and lower management fees from NGP X, NGP XI and NGP XII. These decreases were partially offset by higher management fees from CIEP II, including catch-up management fees of $6.6 million in 2020, activation of management fees in 2020 from CJP IV, and higher management fees from CETP IV.
    The weighted average management fee rate slightly increased to 1.26% at December 31, 2021 from 1.25% at December 31, 2020. Fee-earning AUM was $104.3 billion and $91.6 billion as of December 31, 2021 and 2020, respectively, reflecting an increase of $12.7 billion.

    The weighted average management fee rate decreased slightly from 1.26% at December 31, 2019 to 1.25% at December 31, 2020. Fee-earning AUM was $91.6 billion and $94.8 billion as of December 31, 2020 and 2019, respectively, reflecting a decrease of $3.2 billion.

    Portfolio advisory and transaction fees increased for the year ended December 31, 2021 as compared to 2020 and resulted primarily from transaction fees related to investments in our Japan buyout, Europe buyout and Global Partners funds. Portfolio advisory and transaction fees decreased for the year ended December 31, 2020 as compared to 2019 and resulted primarily from transaction fees related to investments in our financial services and international energy funds.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $44.3 million, or 9%, for the year ended December 31, 2021 as compared to 2020, primarily due to higher year-end bonuses. Cash-based compensation and benefits expense decreased $8.7 million for the year ended December 31, 2020 as compared to 2019, primarily due to lower cash bonuses as a result of decreased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $5.7 million, excluding the impact of litigation cost recoveries in 2020, for the year ended December 31, 2021 as compared to 2020, primarily due to lower professional fees.
General, administrative and other indirect expenses decreased $57.3 million for the year ended December 31, 2020 as compared to 2019 primarily due to the allocated portion of the cost recovery associated with the CCC matter of $20.3 million (see Note 8 to the consolidated financial statements for more information), lower professional fees and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$50,523	$55,937	$54,902
Fee-earning AUM based on invested capital	46,701	30,129	35,012
Fee-earning AUM based on net asset value	4,584	3,208	2,308
Fee-earning AUM based on lower of cost or fair value and other	2,444	2,297	2,589
Total Fee-earning AUM	$104,252	$91,571	$94,811
Weighted Average Management Fee Rates (2)
All Funds	1.26%	1.25%	1.26%
Funds in Investment Period	1.34%	1.37%	1.41%

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$91,571	$94,811	$95,335
Inflows (1)	24,588	5,400	8,315
Outflows (including realizations) (2)	(10,925)	(9,514)	(8,591)
Market Activity & Other (3)	289	(306)	(9)
Foreign Exchange (4)	(1,271)	1,180	(239)
Balance, End of Period	$104,252	$91,571	$94,811

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
Fee-earning AUM was $104.3 billion at December 31, 2021, an increase of $12.7 billion, or 14%, compared to $91.6 billion at December 31, 2020. This was driven by inflows of $24.6 billion primarily related to the activation of management fees in CP VIII, CRP IX, and CP Growth, as well as capital invested in CPI. Partially offsetting the increase were outflows of $10.9 billion from the step-down of management fees in CP VII and CRP VIII and distributions in other funds outside of their investment period. Negative foreign exchange activity of $1.3 billion resulted from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $91.6 billion at December 31, 2020, a decrease of $3.2 billion, or 3%, compared to $94.8 billion at December 31, 2019. This was driven by outflows of $9.5 billion which were principally a result of dispositions in our U.S. Buyout, NGP Energy, and Legacy Energy funds, as well as distributions in other funds outside of their investment period. This was offset by inflows of $5.4 billion primarily related to the activation of management fees in CJP IV, subscriptions in CPI, and new fee-paying commitments raised in various other funds. Also offsetting the decrease was positive foreign exchange activity of $1.2 billion from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD.
Fee-earning AUM was $94.8 billion at December 31, 2019, a decrease of $0.5 billion, or 1%, compared to $95.3 billion at December 31, 2018. This was driven by outflows of $8.6 billion which were principally a result of dispositions in our U.S. buyout, U.S. real estate, NGP Energy, and Europe buyout funds, as well as distributions in other funds outside of their investment period. This was offset by inflows of $8.3 billion primarily related to the activation of management fees in CIEP II and CETP IV, as well as new fee-paying commitments raised in various other funds.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2021
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$131,780	$129,784	$126,399
Inflows (1)	27,199	3,550	10,663
Outflows (including realizations) (2)	(27,819)	(9,589)	(9,904)
Market Activity & Other (3)	32,730	6,412	2,948
Foreign Exchange (4)	(1,773)	1,623	(322)
Balance, End of Period	$162,117	$131,780	$129,784

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
Total AUM was $162.1 billion at December 31, 2021, an increase of $30.3 billion, or 23%, compared to $131.8 billion at December 31, 2020. This increase was driven by $27.2 billion of inflows primarily due to fundraising in CP VIII, CRP IX, CPI, and CP Growth, as well as market appreciation of $32.7 billion. The carry funds driving appreciation for the period included $7.3 billion attributable to CP VI, $3.7 billion attributable to CP VII, $1.9 billion attributable to CEP IV, and $1.7 billion attributable to CRP VIII. The increase was partially offset by $27.8 billion of outflows primarily from distributions and the expiration of dry powder in our U.S. buyout, U.S. real estate, and Europe buyout funds, and $(1.8) billion in foreign exchange activity primarily from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD.
Total AUM was $131.8 billion at December 31, 2020, an increase of $2.0 billion, or 2%, compared to $129.8 billion at December 31, 2019. This increase was driven by $3.6 billion of inflows primarily due to fundraising in CPI, CIEP II, and CJP IV. Also contributing to this increase was market appreciation of $6.4 billion. The carry funds driving appreciation for the period included $6.1 billion attributable to CP VI, $1.3 billion attributable to CAP IV, and $0.8 billion attributable to CP VII, offset by $(1.0) billion attributable to NGP XI and $(0.5) billion attributable to CIEP I. The increase of $1.6 billion in foreign exchange activity was primarily from the translation of our Europe buyout, growth, and real estate AUM from EUR to USD. Partially offsetting the increase were $9.6 billion of outflows driven primarily by distributions in our U.S. buyout, Asia buyout and U.S. real estate funds.
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

Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2021, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See Part I. Item 1. “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of December 31, 2021						As of December 31, 2021
Fund (Fee Initiation Date/Stepdown Date) (19)	Committed Capital (20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$11,452	$2,746	24%	$—	$2,737	1.0x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$16,374	88%	$579	$20,985	1.3x	23%	13%	$387	$695	2.0x	37%
CP VI (May 2013 / May 2018)	$13,000	$13,108	101%	$18,517	$14,417	2.5x	23%	18%	$1,053	$21,784	2.9x	31%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,107	$1,353	2.1x	18%	14%	$118	$27,216	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,436	€3,341	52%	€185	€4,086	1.3x	24%	10%	$61	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,752	€3,766	100%	€3,417	€3,332	1.8x	17%	11%	$294	€3,217	2.4x	27%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,707	€53	2.3x	19%	14%	$6	€11,642	2.3x	19%
CEP II (Sep 2003 / Sep 2007)	€1,805	€2,048	113%	€4,152	€8	2.0x	36%	20%	$2	€4,124	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$4,157	63%	$1,028	$4,731	1.4x	41%	21%	$113	$935	1.9x	152%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$4,574	$3,478	2.0x	19%	13%	$292	$4,838	3.4x	35%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,890	$226	2.0x	17%	12%	$23	$4,890	2.0x	18%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥78,946	31%	¥—	¥91,696	1.2x	NM	NM	$3	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥97,354	¥114,632	2.3x	22%	15%	$77	¥126,540	3.3x	33%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$870	87%	$336	$1,380	2.0x	48%	34%	$73	$644	5.2x	58%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,602	$610	2.3x	26%	19%	$47	$1,600	2.3x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,062	$291	27%	$—	$290	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,249	94%	$1,669	$2,298	1.8x	19%	13%	$139	$1,824	3.9x	56%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,505	$312	1.5x	12%	8%	$40	$1,363	1.8x	23%
CETP IV (Jul 2019 / Jul 2025)	€1,350	€1,109	82%	€—	€1,727	1.6x	63%	41%	$58	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,180	€677	3.1x	45%	32%	$52	€1,181	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$488	27%	$—	$497	1.0x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$2,933	82%	$438	$3,551	1.4x	7%	6%	$53	$476	3.2x	63%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$122	1.3x	7%	2%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$736	95%	$483	$422	1.2x	4%	1%	$—	$698	1.4x	3%
All Other Active Funds & Vehicles(10)		$17,975	n/a	$17,244	$12,456	1.7x	13%	11%	$79	$17,718	2.2x	17%
Fully Realized Funds & Vehicles(11)		$24,821	n/a	$61,833	$—	2.5x	28%	21%	$9	$61,833	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$129,392	n/a	$167,277	$82,909	1.9x	26%	18%	$2,980	$171,692	2.5x	27%
Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$269	3%	$—	$258	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,295	78%	$2,853	$3,927	1.6x	50%	30%	$140	$2,906	1.9x	50%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,760	90%	$4,581	$1,734	1.7x	19%	12%	$78	$4,566	1.8x	23%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,161	92%	$3,751	$173	1.8x	27%	18%	$5	$3,568	2.0x	31%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,294	110%	$6,109	$21	1.9x	13%	9%	$7	$6,092	1.9x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,199	126%	$1,963	$3	1.6x	7%	4%	$—	$1,966	1.6x	7%
CPI (May 2016 / n/a)	$6,428	$4,727	74%	$1,230	$5,399	1.4x	19%	17%	$61	$784	1.7x	NM
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,451	€43	1.2x	4%	1%	$—	€2,445	1.2x	4%

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of December 31, 2021						As of December 31, 2021
Fund (Fee Initiation Date/Stepdown Date) (19)	Committed Capital (20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Clawback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
All Other Active Funds & Vehicles(14)		$3,492	n/a	$3,018	$2,391	1.5x	10%	8%	$7	$2,732	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,152	n/a	$6,854	$2	1.3x	13%	6%	$—	$6,856	1.3x	13%
TOTAL REAL ESTATE(13)		$30,685	n/a	$33,150	$13,958	1.5x	13%	8%	$298	$32,254	1.6x	13%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$841	37%	$364	$809	1.4x	NM	NM	$17	$501	2.1x	NM
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,341	94%	$1,265	$2,559	1.6x	17%	9%	$109	$1,584	2.4x	23%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,504	99%	$697	$1,418	1.4x	12%	8%	$2	$365	4.1x	77%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,242	56%	$98	$1,254	1.1x	NM	NM	$—	$42	1.8x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,547	60%	$379	$2,957	1.3x	12%	8%	$—	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,964	93%	$2,505	$4,057	1.3x	8%	6%	$—	$1,972	1.2x	18%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,346	93%	$3,197	$395	1.1x	2%	Neg	$—	$3,095	1.2x	6%
All Other Active Funds & Vehicles(17)		$3,470	n/a	$1,817	$3,180	1.4x	14%	12%	$12	$1,950	2.3x	28%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES		$21,446	n/a	$11,757	$16,629	1.3x	9%	5%	$140	$10,945	1.5x	12%

Legacy Energy Funds(16)		$16,741	n/a	$23,944	$243	1.4x	12%	6%	$(4)	$23,735	1.5x	14%

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
(10)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CPF, CAP Growth I, CAP Growth II and CBPF II.
(11)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CJP II, CMG, CVP I, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.
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
(14)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR, CER I and CER II.
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
(19)    The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.
(20)    All amounts shown represent total capital commitments as of December 31, 2021. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$357.6	$324.2	$307.2
Portfolio advisory and transaction fees, net and other	62.2	34.0	14.6
Total fund level fee revenues	419.8	358.2	321.8
Realized performance revenues	(6.0)	26.5	1.8
Realized principal investment income	31.9	18.7	12.0
Interest income	5.6	10.4	14.2
Total revenues	451.3	413.8	349.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	237.1	206.1	185.2
Realized performance revenues related compensation	(2.7)	12.2	0.4
Total compensation and benefits	234.4	218.3	185.6
General, administrative, and other indirect expenses	63.1	45.7	78.9
Depreciation and amortization expense	8.0	7.0	9.9
Interest expense	26.1	26.6	27.0
Total expenses	331.6	297.6	301.4
(=) Distributable Earnings	$119.7	$116.2	$48.4
(-) Realized Net Performance Revenues	(3.3)	14.3	1.4
(-) Realized Principal Investment Income	31.9	18.7	12.0
(+) Net Interest	20.5	16.2	12.8
(=) Fee Related Earnings	$111.6	$99.4	$47.8

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Distributable Earnings
Distributable earnings increased $3.5 million for the year ended December 31, 2021 as compared to 2020, and increased $67.8 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Distributable earnings, prior year	$116.2	$48.4
Increases (decreases):
Increase in fee related earnings	12.2	51.6
(Decrease) increase in realized net performance revenues	(17.6)	12.9
Increase in realized principal investment income	13.2	6.7
Increase in net interest	(4.3)	(3.4)
Total increase	3.5	67.8
Distributable earnings, current year	$119.7	$116.2

Realized Net Performance Revenues. Realized net performance revenues decreased $17.6 million for the year ended December 31, 2021 as compared to 2020 primarily due to realization of a $6.5 million net giveback obligation for CSP III in 2021 and performance revenue realizations generated from Carlyle Aviation Partners for the year ended December 31, 2020. Realized net performance revenues increased $12.9 million for the year ended December 31, 2020 as compared to 2019 primarily driven by Carlyle Aviation Partners in 2020.

Realized Principal Investment Income. Realized principal investment income increased $13.2 million for the year ended December 31, 2021 as compared to 2020 and increased $6.7 million for the year ended December 31, 2020 as compared to 2019. The increase in realized principal investment income for the year ended December 31, 2021 as compared to 2020 was primarily due to higher gains on investments in our U.S. CLOs and distressed credit carry funds. The increase in realized principal investment income for the year ended December 31, 2020 as compared to 2019 was primarily due to realized losses in one of our energy mezzanine funds in 2019 and higher realized gains on investments in our business development companies.

Fee Related Earnings
    Fee related earnings increased $12.2 million for the year ended December 31, 2021 as compared to 2020, and increased $51.6 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the change in fee related earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Fee related earnings, prior year	$99.4	$47.8
Increases (Decreases):
Increase in fee revenues	61.6	36.4
Increase in cash-based compensation	(31.0)	(20.9)
(Increase) decrease in general, administrative and other indirect expenses	(17.4)	33.2
All other changes	(1.0)	2.9
Total increase	12.2	51.6
Fee related earnings, current year	$111.6	$99.4

Fee Revenues. Total fee revenues increased $61.6 million for the year ended December 31, 2021 as compared to 2020 and increased $36.4 million for the year ended December 31, 2020 as compared to 2019, due to the following:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Higher fund management fees	$33.4	$17.0
Higher portfolio advisory and transaction fees, net and other	28.2	19.4
Total increase in fee revenues	$61.6	$36.4
The increase in fund management fees for the year ended December 31, 2021 as compared to 2020 was primarily driven by increased management fees from CCOF I, which earns fees based on AUM, CCOF II, which activated management fees in October 2020, record CLO origination activity, our Interval Fund and the activation of fees on newly-raised SMAs. These increases were partially offset by lower management fees from CSP IV due to the step-down of the fee rate and basis in January 2021.
The increase in fund management fees for the year ended December 31, 2020 as compared to 2019 was primarily driven by increased management fees from our CLOs, opportunistic credit carry fund, direct lending platform, Carlyle FRL and Carlyle Aviation Partners, partially offset by lower management fees from our energy mezzanine carry funds.
The weighted average management fee rate on our carry funds slightly decreased from 1.22% at December 31, 2020 to 1.21% at December 31, 2021. The weighted average management fee rate on our carry funds increased from 1.20% at December 31, 2019 to 1.22% at December 31, 2020 primarily due to fundraising in Carlyle Aviation Partners.

    The increase in portfolio advisory and transaction fees, net, and other fees for the years ended December 31, 2021 and 2020 to their comparable prior periods resulted primarily from increased underwriting fees related to Carlyle Global Capital Markets. Portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2020 also reflects transaction fees associated with Carlyle FRL.
    Cash-based compensation and benefits expense. The increase in cash-based compensation and benefits expense for the years ended December 31, 2021 and 2020 relative to their comparable periods was primarily due to increased headcount and higher cash bonuses as we continue to invest in the growth of our platform and launch new strategies.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $11.1 million for the year ended December 31, 2021 as compared to 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to increases in professional fees, rent, other general expenses. General, administrative and other indirect expenses for the year ended December 31, 2020 also reflects expense recoveries from Carlyle FRL.
General, administrative and other indirect expenses decreased $33.2 million for the year ended December 31, 2020 as compared to 2019 primarily due to the allocated portion of the cost recovery associated with the CCC matter of $6.3 million (see Note 8 to the consolidated financial statements for more information), as well as lower professional fees, due in part to expense recoveries from Carlyle FRL, and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,758	$3,921	$4,727
Fee-earning AUM based on invested capital	9,632	5,607	4,509
Fee-earning AUM based on collateral balances, at par	30,779	26,480	24,887
Fee-earning AUM based on net asset value	1,409	1,578	1,561
Fee-earning AUM based on other (2)	7,140	4,547	2,178
Total Fee-earning AUM	$51,718	$42,133	$37,862
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.21%	1.22%	1.20%

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
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$42,133	$37,862	$35,152
Inflows (1)	13,029	6,368	4,437
Outflows (including realizations) (2)	(4,314)	(3,906)	(2,663)
Market Activity & Other (3)	1,501	618	1,067
Foreign Exchange (4)	(631)	1,191	(131)
Balance, End of Period	$51,718	$42,133	$37,862

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

Fee-earning AUM was $51.7 billion at December 31, 2021, an increase of $9.6 billion, or 23%, compared to $42.1 billion at December 31, 2020. Driving the increase were inflows of $13.0 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLOs and investment activity in our opportunistic credit funds, as well as $1.5 billion of market and other activity. Partially offsetting the increase were $4.3 billion of outflows primarily related to run-off of our CLO collateral balances and dispositions from funds which charge fees on invested capital. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $42.1 billion at December 31, 2020, an increase of $4.2 billion, or 11%, compared to $37.9 billion at December 31, 2019. Driving the increase were inflows of $6.4 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLOs, fee-paying third-party capital raised in our insurance business, and investment activity in CCOF I, as well as $1.2 billion in foreign exchange activity related to the translation of our EUR-denominated CLOs to USD. Partially offsetting the increase were $3.9 billion of outflows primarily related to a fee basis step-down in CEMOF II and run-off of our CLO collateral balances.
Fee-earning AUM was $37.9 billion at December 31, 2019, an increase of $2.7 billion, or 8%, compared to $35.2 billion at December 31, 2018. Driving the increase were inflows of $4.4 billion primarily attributable to new fee-paying capital raised in our U.S. and Europe CLO’s and follow-on closes in CCOF I, as well as $1.1 billion of market and other activity primarily related to increases in gross asset value in our BDCs and securitization vehicles. Partially offsetting the increase were $2.7 billion of outflows primarily related to a fee basis step-down in CEMOF II and run-off of our CLO collateral balances.
Total AUM as of and for each of the Three Years in the Period Ended December 31, 2021
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$55,881	$49,412	$44,417
Inflows (1)	16,933	9,497	6,338
Outflows (including realizations) (2)	(4,171)	(4,167)	(2,396)
Market Activity & Other (3)	5,403	402	1,190
Foreign Exchange (4)	(662)	737	(137)
Balance, End of Period	$73,384	$55,881	$49,412

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
Total AUM was $73.4 billion at December 31, 2021, an increase of $17.5 billion, or 31%, compared to $55.9 billion at December 31, 2020. This was driven by $16.9 billion of inflows primarily due to new U.S. and Europe CLO issuances, as well as fundraising in CCOF II and various platform accounts. Also driving the increase was $5.4 billion of market and other activity attributable to 22% appreciation in our carry funds and increases in the gross asset value of our BDCs and securitization vehicles. Partially offsetting the increase were outflows of $4.2 billion primarily related to run-off of our CLO collateral balances and distributions in our Distressed Credit and Energy Credit funds.
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
Total AUM was $49.4 billion at December 31, 2019, an increase of $5.0 billion, or 11%, compared to $44.4 billion at December 31, 2018. This was driven by $6.3 billion of inflows primarily due to new U.S. and Europe CLO issuances, as well as additional closes in CCOF I. Also driving the increase was market and other activity of $1.2 billion, the majority of which was attributable to increases in the gross asset value of our BDC’s and securitization vehicles. Partially offsetting the increase were outflows of $2.4 billion primarily related to distributions in our Energy Credit and Aviation funds, as well as CLO run-off.
Fund Performance Metrics
Fund performance information for certain of our Global Credit Funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds including those presented in this report should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following table reflects the performance of certain funds in our Global Credit business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See Part I. Item 1. “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2021
Fund (Fee Initiation Date/Stepdown Date) (11)	Committed Capital (12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Clawback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,206	$1,900	1.2x	19%	8%	$22
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$919	$80	1.4x	19%	10%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$62	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$4,167	$1,667	40%	$45	$1,783	1.1x	NM	NM	$13
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,383	143%	$1,437	$2,749	1.2x	21%	15%	$63
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,702	60%	$861	$1,163	1.2x	7%	2%	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$936	$153	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$1,150	$512	1.3x	18%	14%	$34
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,187	$137	1.3x	21%	13%	$16
All Other Active Funds & Vehicles(9)		$3,036	n/a	$1,126	$1,777	1.0x	NM	NM	$6
Fully Realized Funds & Vehicles(10)		$1,944	n/a	$2,783	$1	1.4x	13%	8%	$—
TOTAL GLOBAL CREDIT		$20,188	n/a	$14,081	$10,316	1.2x	11%	5%	$161

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
(9)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CALF and CICF.
(10)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CMP I, CMP II, SASOF II and CASCOF.

(11)    The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.
(12)    All amounts shown represent total capital commitments as of December 31, 2021. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$228.4	$193.0	$157.1
Portfolio advisory and transaction fees, net and other	0.5	0.1	—
Total fund level fee revenues	228.9	193.1	157.1
Realized performance revenues	186.8	155.1	70.7
Realized principal investment income	9.8	2.3	1.7
Interest income	0.2	0.6	1.5
Total revenues	425.7	351.1	231.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.2	113.5	96.3
Realized performance revenues related compensation	168.1	144.6	64.6
Total compensation and benefits	276.3	258.1	160.9
General, administrative, and other indirect expenses	32.0	37.8	37.2
Depreciation and amortization expense	4.5	4.5	6.2
Interest expense	10.8	9.3	7.9
Total expenses	323.6	309.7	212.2
(=) Distributable Earnings	$102.1	$41.4	$18.8
(-) Realized Net Performance Revenues	18.7	10.5	6.1
(-) Realized Principal Investment Income	9.8	2.3	1.7
(+) Net Interest	10.6	8.7	6.4
(=) Fee Related Earnings	$84.2	$37.3	$17.4
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE in periods prior to the sale were immaterial to the Global Investment Solutions segment. The $5.0 million gain on the sale and the $26.8 million right-of-use asset impairment, as a result of the sublease transaction (see Note 8 to the consolidated financial statements in Item 8 of this Form 10-K), are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S. GAAP financial statements.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Distributable Earnings
    Distributable earnings increased $60.7 million for the year ended December 31, 2021 as compared to 2020, and increased $22.6 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the change in distributable earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Distributable earnings, prior year	$41.4	$18.8
Increases (decreases):
Increase in fee related earnings	46.9	19.9
Increase in realized net performance revenues	8.2	4.4
Increase in realized principal investment income	7.5	0.6
Increase in net interest	(1.9)	(2.3)
Total increase	60.7	22.6
Distributable earnings, current year	$102.1	$41.4
    Realized Net Performance Revenues. Realized net performance revenues increased $8.2 million for the year ended December 31, 2021 as compared to 2020, and increased $4.4 million for the year ended December 31, 2020 as compared to 2019. Substantially all of the realized net performance revenues were generated from AlpInvest secondary and co-investment carry fund vehicles for the years ended December 31, 2021, 2020 and 2019. Performance revenues from our Global Investment Solutions segment pay a higher ratio of performance revenues as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest with respect to the historical investments and commitments to our AlpInvest fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest with respect to commitments from the historical owners of AlpInvest for the period between 2011 and 2020, except in certain instances, and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). As funds that have launched since our acquisition of AlpInvest in 2011 begin to realize performance revenues, which will not occur until all capital contributions for investments and expenses and the preferred return hurdle have been returned, an increasing share of net realized performance revenues will be for our benefit.
Fee Related Earnings
    Fee related earnings increased $46.9 million for the year ended December 31, 2021 as compared to 2020, and increased $19.9 million for the year ended December 31, 2020 as compared to 2019. The following table provides the components of the change in fee related earnings for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Fee related earnings, prior year	$37.3	$17.4
Increases (decreases):
Increase in fee revenues	35.8	36.0
Decrease (increase) in cash-based compensation	5.3	(17.2)
Decrease (increase) in general, administrative and other indirect expenses	5.8	(0.6)
All other changes	—	1.7
Total increase	46.9	19.9
Fee related earnings, current year	$84.2	$37.3

    Fee Revenues. Total fee revenues increased $35.8 million for the year ended December 31, 2021 as compared to 2020, primarily due to increased management fees driven by the activation of management fees on our latest secondaries fund in the second quarter of 2020 and our latest coinvestment fund in the second quarter of 2021, as well as $4.4 million in catch-up fees. These increases were partially offset by the impact of the sale of MRE on April 1, 2021, which resulted in a $15.9 million decrease in management fees.

    Total fee revenues increased $36.0 million for the year ended December 31, 2020 as compared to 2019, primarily due to increased management fees from our private equity fund vehicles driven by the activation of management fees on our latest secondaries fund and higher catch-up management fees on MRE real estate fund-of-fund vehicles.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $5.3 million for the year ended December 31, 2021 as compared to 2020, primarily as a result of the MRE sale on April 1, 2021, partially offset by an increase in cash bonuses.
Cash-based compensation and benefits expense increased $17.2 million for the year ended December 31, 2020 as compared to 2019, primarily due to an increase in 2020 cash bonuses.

    General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $9.1 million for the year ended December 31, 2021 as compared to 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to the sale of MRE.
General, administrative and other indirect expenses increased $0.6 million for the year ended December 31, 2020 as compared to 2019, primarily due to increased professional fees, partially offset by the allocated portion of the cost recovery associated with the CCC matter of $3.3 million (see Note 8 to the consolidated financial statements for more information) and lower travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.
Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Global Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$18,548	$17,871	$12,430
Fee-earning AUM based on invested capital (2)	4,495	2,319	2,118
Fee-earning AUM based on net asset value	3,652	3,180	662
Fee-earning AUM based on lower of cost or fair market value	10,754	13,028	13,174
Total Fee-earning AUM	$37,449	$36,398	$28,384

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest and Metropolitan carry funds.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$36,398	$28,384	$29,065
Inflows (1)	8,582	10,713	3,708
Outflows (including realizations) (2)	(8,122)	(3,710)	(4,039)
Market Activity & Other (3)	2,070	(778)	57
Foreign Exchange (4)	(1,479)	1,789	(407)
Balance, End of Period	$37,449	$36,398	$28,384

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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the year ended December 31, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.3 billion of Fee-Earning AUM as of March 31, 2021.
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
Fee-earning AUM was $37.4 billion at December 31, 2021, an increase of $1.0 billion, or 3%, compared to $36.4 billion at December 31, 2020. This increase was driven by inflows of $8.6 billion primarily attributable to fundraising, capital deployed in our funds which charge fees based on invested capital, and $2.1 billion of market appreciation. Partially offsetting this increase were outflows of $8.1 billion primarily attributable to distributions in our AlpInvest funds, as well as the sale of MRE. Foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD resulted in a decrease in Fee-earning AUM of $1.5 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Global Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2021
The table below provides the period to period rollforward of Total AUM.

	Twelve Months Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$58,108	$45,246	$45,654
Inflows (1)	7,129	13,855	2,969
Outflows (including realizations) (2)	(15,493)	(7,721)	(7,887)
Market Activity & Other (3)	18,992	3,566	5,008
Foreign Exchange (4)	(3,280)	3,162	(498)
Balance, End of Period	$65,456	$58,108	$45,246

(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions in our carry funds, related co-investment vehicles and separately managed accounts, as well as the expiration of available capital. Outflows during the year ended December 31, 2021 also reflect the sale of MRE on April 1, 2021, which had $2.4 billion in Total AUM as of March 31, 2021.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to December 31, 2021.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $65.5 billion as of December 31, 2021, an increase of $7.4 billion, or 13%, compared to $58.1 billion as of December 31, 2020. Driving this increase were $7.1 billion of inflows principally from new commitments raised in our secondaries and coinvestment programs and $19.0 billion of market appreciation, reflecting appreciation of 48% for the year. Offsetting the increase were $15.5 billion of outflows primarily due to distributions in our AlpInvest funds and the sale of MRE, and $3.3 billion of negative foreign exchange activity related to the translation of our AlpInvest AUM from EUR to USD.
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
Total AUM was $45.2 billion as of December 31, 2019, a decrease of $0.5 billion, or 1%, compared to $45.7 billion as of December 31, 2018. Driving this decrease were $7.9 billion of outflows primarily due to distributions in our AlpInvest funds and $0.5 billion of foreign exchange losses related to the translation of our AlpInvest AUM from EUR to USD. Offsetting the decrease were $3.0 billion of inflows from new commitments raised in our AlpInvest and MRE funds and $5.0 billion of market and other activity. Market appreciation was driven by 15% appreciation in our AlpInvest funds and 3% appreciation in our MRE funds.
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2021, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

			TOTAL INVESTMENTS
			As of December 31, 2021
Global Investment Solutions (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Clawback) (12)
			(Reported in Local Currency, in Millions)
AlpInvest(13)
Main Fund VI - Fund Investments	2015	€1,106	€1,048	€887	€1,323	€2,210	2.1x	29%	28%	$4
Main Fund V - Fund Investments	2012	€5,080	€5,598	€6,275	€5,965	€12,239	2.2x	21%	20%	$22
Main Fund IV - Fund Investments	2009	€4,877	€5,585	€8,766	€3,607	€12,373	2.2x	19%	18%	$2
Main Fund III - Fund Investments	2005	€11,500	€13,128	€20,646	€2,294	€22,939	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,901	€7,671	€244	€7,915	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,306	€7,076	€63	€7,139	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,513	$2,589	$606	$2,644	$3,250	1.3x	NM	NM	$25
AlpInvest Secondaries Fund VII	2020	$6,769	$1,808	$431	$1,847	$2,279	1.3x	NM	NM	$17
Main Fund VI - Secondary Investments	2017	$6,017	$5,144	$2,387	$5,346	$7,733	1.5x	19%	16%	$70
AlpInvest Secondaries Fund VI	2017	$3,333	$2,868	$1,258	$3,008	$4,265	1.5x	19%	15%	$46
Main Fund V - Secondary Investments	2011	€4,273	€4,292	€6,512	€1,272	€7,785	1.8x	21%	20%	$31
AlpInvest Secondaries Fund V	2012	$756	$653	$856	$254	$1,110	1.7x	18%	14%	$16
Main Fund IV - Secondary Investments	2010	€1,859	€1,969	€3,300	€107	€3,407	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,395	€3,639	€49	€3,688	1.5x	11%	10%	$—
Main Fund VIII - Co-Investments	2021	$4,012	$1,090	$—	$1,091	$1,092	1.0x	NM	NM	$—
AlpInvest Co-Investment Fund VIII	2021	$3,614	$1,030	$—	$1,032	$1,032	1.0x	NM	NM	$—
Main Fund VII - Co-Investments	2017	$2,842	$2,692	$582	$4,033	$4,615	1.7x	25%	21%	$68
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,632	$360	$2,496	$2,855	1.7x	25%	21%	$45
Main Fund VI - Co-Investments	2014	€1,115	€968	€1,624	€1,004	€2,628	2.7x	28%	26%	$10
Main Fund V - Co-Investments	2012	€1,124	€1,056	€2,558	€515	€3,074	2.9x	29%	27%	$5
Main Fund IV - Co-Investments	2010	€1,475	€1,366	€3,342	€838	€4,180	3.1x	24%	23%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,827	€3,893	€337	€4,230	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€2,010	€2,616	€123	€2,739	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€768	€1,064	€9	€1,073	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$8,283	$3,409	$8,571	$11,980	1.4x	13%	12%	$81
Fully Realized Funds & Vehicles	Various		€3,191	€6,758	€10	€6,769	2.1x	33%	31%	$—
TOTAL ALPINVEST (USD)(11)			$82,885	$105,616	$41,905	$147,521	1.8x	14%	13%	$317

(1)    Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team, as well as real estate primary fund investments, secondary fund investments and co-investments originated by the Metropolitan Real Estate team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of December 31, 2021, these excluded investments represent $2.8 billion of AUM at AlpInvest.

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
(9)    Aggregate includes Main Fund VII - Fund Investments, Main Fund VIII - Fund Investments, Main Fund IX - Fund Investments, Main Fund X - Fund Investments, Main Fund XI - Fund Investments, Main Fund XII - Fund Investments, Main Fund XIII - Fund Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, all ‘clean technology’ private equity investments, all strategic co-investment mandates that invest in co-investment opportunities arising out of an investor’s own separate private equity relationships and invitations, all strategic capital mandates, any state-focused investment mandates, and all other investors whose investments are not reflected in a Main Fund.
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
(12)    Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry for Global Investment Solutions excludes approximately $1.9 million of net accrued carry as of December 31, 2021, which was retained as part of the sale of Metropolitan Real Estate on April 1, 2021.
(13)    “Main Fund” entries represent a combination of a commingled fund and SMA vehicles which together comprise a “program” vintage. Indented lines shown for AlpInvest Secondaries Funds VII, VI, V and AlpInvest Co-Investment Funds VII and VIII reflect a breakout of the commingled fund, which is part of the larger program vintage.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $775.0 million of available capacity as of December 31, 2021. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.

    Cash and cash equivalents. Cash and cash equivalents were approximately $2.5 billion at December 31, 2021. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
    After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents is approximately $2.2 billion as of December 31, 2021. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.35% at December 31, 2021). As of December 31, 2021, there was no balance outstanding under the senior revolving credit facility.
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
    Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, is scheduled to mature in September 2024, and has a capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. During the year ended December 31, 2021, the Company borrowed $70.0 million and repaid $70.0 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2021.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $222.6 million and $356.1 million at December 31, 2021 and 2020, respectively. The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2021, $204.4 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6 of our financial statements for more information on our CLO borrowings.
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

    5.650% Senior Notes. In September 2018, Carlyle Finance L.L.C. issued $350.0 million of 5.650% senior notes due September 15, 2048 at 99.914% of par.
3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C. issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. In September 2018, we completed a tender offer to purchase $250.0 million in aggregate principal amount of these notes and in November 2021, we completed the redemption of the remaining $250.0 million at the make-whole redemption price set forth in the notes.
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C. issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. In March 2014, an additional $200.0 million of these notes were issued at 104.315% of par and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these notes.
Promissory Notes. In June 2017, as part of the settlement with investors in two commodities investment vehicles managed by an affiliate of the Company (discussed in Note 8 to the consolidated financial statements), the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date.
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

Our accrued performance allocations by segment as of December 31, 2021, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$6,412.8	$(18.4)	$6,394.4
Global Credit	300.3	(11.8)	288.5
Global Investment Solutions (1)	1,419.9	—	1,419.9
Total	$8,133.0	$(30.2)	$8,102.8
Plus: Accrued performance allocations from NGP Carry Funds			3.8
Less: Accrued performance allocation-related compensation			(4,087.8)
Less: Deferred taxes on certain foreign accrued performance allocations			(55.3)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			1.0
Net accrued performance revenues before timing differences			3,964.5
Less/Plus: Timing differences between the period when accrued performance revenues are realized and the period they are collected/distributed			(70.5)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,894.0
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
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2021, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2019	FY 2020	FY 2021
Overall Carry Fund Appreciation/(Depreciation)	9%	10%	41%
Global Private Equity(2)				$3,414.2
Corporate Private Equity	8%	19%	41%	2,979.8
Real Estate	16%	8%	39%	298.4
Natural Resources	(5)%	(16)%	34%	139.7
Global Credit Carry Funds	1%	(2)%	22%	160.9
Global Investment Solutions Carry Funds (3)	15%	10%	48%	318.9
Net Accrued Performance Revenues				$3,894.0
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
(2) Includes $3.7 million of net accrued clawback from our Legacy Energy funds.
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
    Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity. During the year ended December 31, 2021, we sold approximately $150.4 million of investments in U.S. CLOs and used the proceeds to repay outstanding CLO borrowings (see Note 6 to the consolidated financial statements).

Investments as of December 31, 2021 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,323.4	$375.6	$2,699.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(220.2)	—	(220.2)
Plus: Investments in Consolidated Funds, eliminated in consolidation	190.5	—	190.5
Less: Strategic equity method investments in NGP Management	—	(371.8)	(371.8)
Less: Investment in NGP general partners - accrued performance allocations	—	(3.8)	(3.8)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,293.7	$—	$2,293.7
(1) See Note 4 to our consolidated financial statements.
    Our investments as of December 31, 2021 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$845.8
Global Credit funds(2)	866.4
Global Investment Solutions funds(3)	78.3
Total investments in Carlyle Funds, excluding CLOs	1,790.5
Investments in CLOs	362.1
Other investments	141.1
Total investments attributable to The Carlyle Group Inc.	2,293.7
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(4)	(204.4)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,089.3

(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $715.7 million as of December 31, 2021.
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
(4) Of the $222.6 million in total CLO borrowings outstanding as of December 31, 2021 and as disclosed in Note 6 to the consolidated financial statements, $204.4 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $18.2 million in total CLO borrowings outstanding are collateralized by investments attributable to non-controlling interests.
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
•make installment payments under the deferred obligation to former holders of Carlyle Holdings partnership units, which were exchanged in the Conversion; and
•repurchase our common stock.

    Common Stockholder Dividends. The declaration and payment of any dividends to holders of our common stock is subject to the discretion of our Board of Directors and compliance with applicable law. Under our dividend policy for our common stock that we adopted in connection with the Conversion, we have paid dividends to holders of our common stock in an amount of $0.25 per share of common stock ($1.00 per share annually). In February 2022, our Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.30 per share ($0.325 per common share on a quarterly basis), anticipated to commence for the first quarter 2022 dividend anticipated to be paid in May 2022. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time.
    With respect to distribution year 2021, the Board of Directors declared dividends to common stockholders totaling approximately $356.6 million, or $1.00 per common share, consisting of the following:

Common Stock Dividends - Dividend Year 2021
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2021	$0.25	$88.7	May 11, 2021	May 19, 2021
Q2 2021	0.25	89.3	August 10, 2021	August 17, 2021
Q3 2021	0.25	89.1	November 9, 2021	November 17, 2021
Q4 2021	0.25	89.5	February 15, 2022	February 23, 2022
Total	$1.00	$356.6
    With respect to distribution year 2020, the Board of Directors declared dividends to common stockholders totaling approximately $352.6 million, or $1.00 per common share, to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2020
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2020	$0.25	$87.2	May 12, 2020	May 19, 2020
Q2 2020	0.25	88.3	August 11, 2020	August 18, 2020
Q3 2020	0.25	88.4	November 10, 2020	November 17, 2020
Q4 2020	0.25	88.7	February 16, 2021	February 23, 2021
Total	$1.00	$352.6

With respect to distribution year 2019, the Board of Directors declared dividends to common stockholders totaling approximately $194.8 million, or $1.18 per common share, to common stockholders, consisting of the following:

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
Dividends to common stockholders paid during the year ended December 31, 2021 totaled $355.8 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020. Dividends to common stockholders paid during the year ended December 31, 2020 totaled $351.3 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019. Dividends to common stockholders paid during the year ended December 31, 2019 totaled $154.9 million, including the amount paid in February 2019 of $0.43 per common share in respect of the fourth quarter of 2018.
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
Fund Commitments. Generally, we intend to have Carlyle commit to fund approximately 0.75% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. For example, in February 2022, our Global Credit platform agreed to acquire a diversified portfolio of triple net leases through a Carlyle-affiliated investment fund as part of the expansion of our real estate credit strategy. The investment fund’s acquisition of the portfolio will be funded using $2 billion in debt and $1 billion in equity. The debt is non-recourse to us and Carlyle, as general partner of the investment fund, will contribute up to $200 million as a minority interest balance sheet investment. The transaction is expected to close in the first quarter of 2022. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.

Since our inception through December 31, 2021, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2021, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Global Private Equity	$3,567.1
Global Credit	307.1
Global Investment Solutions	256.7
Total	$4,130.9
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
    Repurchase Program. In December 2018, our Board of Directors authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. In connection with the Conversion, in January 2020 our Board of Directors re-authorized the repurchase program with regard to our common stock. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock in the aggregate from its maximum remaining purchase amount of $139.1 million. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. For the year ended December 31, 2021, we paid an aggregate of $161.8 million to repurchase and retire approximately 3.2 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of December 31, 2021, $38.2 million of repurchase capacity remained under the program. In October 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, effective January 1, 2022, which replaced the authorization provided in February 2021.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities, including investments in Carlyle funds	$1,791.0	$(169.2)	$358.6
Net cash used in investing activities	(32.2)	(61.2)	(27.8)
Net cash provided by (used in) financing activities	(242.5)	370.3	(149.2)
Effect of foreign exchange rate change	(30.8)	21.7	8.1
Net change in cash, cash equivalents and restricted cash	$1,485.5	$161.6	$189.7
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
Cash flows from operating activities for the years ended December 31, 2021, 2020 and 2019, excluding the activities of our Consolidated Funds, were $2.1 billion, $716.8 million and $591.3 million, respectively. Operating cash inflows primarily include the receipt of management fees and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation, income taxes, interest, and general, administrative and other expenses. During the years ended December 31, 2021, 2020 and 2019, net cash provided by operating activities primarily includes the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $4.7 billion, $2.1 billion, and $1.9 billion, respectively. These inflows were partially offset by payments for compensation, income taxes, interest, and general, administrative and other expenses of approximately $2.9 billion, $1.6 billion, and $1.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2021, investment proceeds were $668.4 million while investment purchases were $276.7 million. During the year ended December 31, 2020, investment proceeds were $307.5 million while investment purchases were $271.3 million, including $79.6 million related to a purchase price adjustment on our strategic investment in Fortitude. During the year ended December 31, 2019, investment proceeds were $389.2 million while investment purchases were $312.4 million. Investment proceeds in 2019 also included $71.5 million received from the resolution of French tax litigation.
The net cash provided by operating activities for the year ended December 31, 2021 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2021, proceeds from the sales and settlements of investments by the Consolidated Funds were $4.9 billion, while purchases of investments by the Consolidated Funds were $5.4 billion. For the year ended December 31, 2020, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.0 billion, while purchases of investments by the Consolidated Funds were $3.1 billion. For the year ended December 31, 2019, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.1 billion, while purchases of investments by the Consolidated Funds were $2.2 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and cash received from dispositions. For the year ended December 31, 2021, cash used in investing activities principally reflects purchases of fixed assets, partially offset by proceeds received from the sales of MRE and our Brazil management entity of $5.9 million and $3.3 million, respectively. Purchases of fixed assets were $41.4 million, $61.2 million and $27.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net Cash Provided by (Used in) Financing Activities. In 2021, we received net proceeds of $484.1 million from the issuance of $500.0 million of 4.625% subordinated notes, and made $120.8 million of net repayments on borrowings used to finance a portion of our investments in the CLOs. We borrowed and repaid $70.0 million in borrowings under the Global Credit revolving credit facility, and paid $259.9 million to redeem the 3.875% Senior Notes. We also paid $68.8 million in January 2021 for the second installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion, and paid $161.8 million to repurchase and retire 3.2 million shares of common stock. In 2020, we received net proceeds of $294.1 million from borrowings under the revolving credit facilities, and repaid $329.9 million, and paid $68.8 million in January 2020 for the first installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion. In 2019, we received net proceeds of $420.6 million from the issuance of $425.0 million of 3.500% senior notes, and $41.0 million from the issuance of various CLO borrowings, paid $405.4 million to repurchase our outstanding Preferred Units, paid $34.5 million to repurchase 1.6 million units under our repurchase program and paid off a $25.0 million term loan.
Dividends paid to our common stockholders were $355.8 million, $351.3 million, and $154.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $313.3 million the year ended December 31, 2019. The net (payments) borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2021, 2020 and 2019 were $182.9 million, $704.1 million, and $224.8 million, respectively. For the years ended December 31, 2021, 2020 and 2019, contributions from non-controlling interest holders were $216.2 million, $210.0 million, and $57.8 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2021, 2020 and 2019, distributions to non-controlling interest holders were $94.6 million, $77.8 million, and $62.4 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned in majority-owned subsidiaries.

Our Balance Sheet
    Total assets were $21.3 billion at December 31, 2021, an increase of $5.6 billion from December 31, 2020. The increase in total assets was primarily attributable to a $3.5 billion increase in investments, including performance allocations, an increase in cash and cash equivalents of $1.5 billion and increases in Investments of consolidated funds of $604.1 million. The increase in investments, including performance allocations, was largely driven by appreciation across our portfolio. The increase in cash was primarily due to the issuance of $500 million in subordinated notes and the receipt of management fees and realized performance revenues, partially offset by the redemption of the 3.875% Senior Notes, the payment of deferred consideration related to our acquisition of Carlyle Aviation Partners, payment of the second installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. The increase in Investments of consolidated funds was primarily due to the consolidation of two CLOs, partially offset by the deconsolidation of one CLO during the year ended December 31, 2021. Cash and cash equivalents were approximately $2.5 billion and $1.0 billion at December 31, 2021 and December 31, 2020, respectively.
Total liabilities were $15.5 billion at December 31, 2021, an increase of $2.8 billion from December 31, 2020. The increase in liabilities was primarily attributable to an increase in accrued compensation and benefits of $1.7 billion due to the corresponding increase in accrued performance allocations, as well as an increase in deferred tax liabilities of $429.3 million from December 31, 2020 to 2021.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2021, our total assets without the effect of the Consolidated Funds were $14.5 billion, including cash and cash equivalents totaling $2.5 billion and net accrued performance revenues of $3.9 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2021 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2022	2023-2024	2025-2026	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$20.3	$68.7	$2,008.6	$2,097.6
Interest payable (2)	97.9	194.7	191.9	1,821.5	2,306.0
Other consideration (3)	114.0	343.2	—	—	457.2
Operating lease obligations (4)	65.2	120.9	109.6	381.6	677.3
Capital commitments to Carlyle funds (5)	4,330.9	—	—	—	4,330.9
Tax receivable agreement payments (6)	—	27.7	6.5	67.7	101.9
Loans payable of Consolidated Funds (7)	93.3	186.8	186.5	6,325.3	6,791.9
Unfunded commitments of the CLOs (8)	7.7	—	—	—	7.7
Consolidated contractual obligations	4,709.0	893.6	563.2	10,604.7	16,770.5
Loans payable of Consolidated Funds (7)	(93.3)	(186.8)	(186.5)	(6,325.3)	(6,791.9)
Capital commitments to Carlyle funds (5)	(3,519.6)	—	—	—	(3,519.6)
Unfunded commitments of the CLOs (8)	(7.7)	—	—	—	(7.7)
Carlyle Operating Entities contractual obligations	$1,088.4	$706.8	$376.7	$4,279.4	$6,451.3
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit revolving credit facility are repaid on the maturity dates of credit facilities, which are February 2024 and September 2024, respectively. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 6 to the consolidated financial statements for the various maturity dates of the CLO term loans, senior notes and subordinated notes.
(2)The interest rates on the debt obligations as of December 31, 2021 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 1.36% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Carlyle Aviation Partners, our estimate of amounts to be paid pursuant to two letter agreements entered into with our agent pursuant to our 10b5-1 plan which expire in February 2022 totaling approximately $41.1 million, deferred consideration related to our strategic investment in Fortitude, and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the second of which occurred during the first quarter of 2021. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments to the funds, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. These amounts are inclusive of a $200 million commitment made by Carlyle to a Carlyle-affiliated investment fund in February 2022 related to the announced acquisition of a diversified portfolio of triple net leases, which is expected to close in the first quarter of 2022.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2021, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 8.89%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $30.4 million at December 31, 2021 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners, which relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, and which is accounted for as compensation expense. We accrue the compensation liability over the service period. If earned, payments are made in the year following the performance year to which the payments relate. In 2021, we paid $47.9 million related to the Carlyle Aviation Partners earn-out for the performance period ended December 31, 2020. Based on the terms of the underlying contract, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners as of December 31, 2021 is $102.1 million versus amounts recognized on the balance sheet of $2.6 million.
Risk Retention Rules
    We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing. For additional information related to the U.S. Risk Retention Rules, see Part I. Item 1A. “Risk Factors—Risk Related to Our Company—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Guarantees
See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2021.
See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to indemnifications.

Contingent Obligations (Giveback)
    Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund’s cumulative returns are in excess of the preferred return and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the fund’s investment values decline below certain levels. For example, during the year ended December 31, 2021, we realized a giveback obligation of $11.8 million related to carried interest previously realized in Carlyle Strategic Partners III, of which $6.5 million is attributable to the Company. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed.
    See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
Carlyle Common Stock and Carlyle Holdings Partnership Units
Rollforwards of shares of our common stock outstanding and Carlyle Holdings partnership units for the years ended December 31, 2021 and 2020 are as follows:

	Shares as of December 31, 2020	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2021
The Carlyle Group Inc. common shares	353,520,576	5,114,394	—	—	(3,267,094)	355,367,876

	Shares as of December 31, 2019	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2020
The Carlyle Group Inc. common shares	117,840,651	7,452,114	—	229,318,248	(1,090,437)	353,520,576
Carlyle Holdings partnership units	229,318,248	—	—	(229,318,248)	—	—
Total	347,158,899	7,452,114	—	—	(1,090,437)	353,520,576
The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 13 to the accompanying consolidated financial statements), and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2021 and 2020.
The Carlyle Holdings partnership units exchanged during the year ended December 31, 2020 relate to the exchange of Carlyle Holdings partnership units for an equivalent number of shares of common stock of the Company on January 1, 2020 pursuant to the Conversion.

The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2021 and 2020 and subsequently retired as part of our stock repurchase programs.

The total shares as of December 31, 2021 as shown above exclude approximately 2.7 million net shares of common stock in connection with the vesting of restricted stock units and shares issued pursuant to the carry distributed in shares program subsequent to December 31, 2021 that will participate in the common stockholder dividend that will be paid on February 23, 2022. The total shares as of December 31, 2021 as shown above also exclude approximately 0.3 million shares of common stock issued pursuant to the carry distributed in shares program subsequent to December 31, 2021 that will not participate in the common stockholder dividend that will be paid on February 23, 2022.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes included in this report.
Basis of Accounting. The Company’s financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Company’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of its consolidated financial statements, the Company has retained the specialized accounting for the Funds.
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
Performance Allocations. As of December 31, 2021, we had performance allocations of $8.1 billion. Performance allocations consist of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). The Company is generally entitled to a 20% allocation (which can vary by fund) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors.
Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income related to performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as discussed below, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2021, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.5 billion, on an after-tax basis where applicable.
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. As of December 31, 2021, we had accrued performance allocations and incentive fee-related compensation of $4.1 billion. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
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
    As of December 31, 2021, we had gross deferred tax assets of $1.5 billion. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. As of December 31, 2021, we recorded a valuation allowance of $46.8 million on our gross deferred tax assets. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
    Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of December 31, 2021, we had unrecognized tax benefits of $30.4 million, which if recognized would result in a reduction in the provision for income taxes of $26.8 million.
Fair Value Measurement. In the absence of observable market prices, the Company values its investments and its funds’ investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
Valuations of the funds’ investments are used in the calculation of accrued performance allocations, discussed above. The valuation methodologies can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential performance allocations and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds. See Part I. Item 1A. “Risk Factors — Risks Related to Our Company — Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.”
Principal Equity-Method Investments. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership or other agreement, less distributions received. The earnings or losses of our unconsolidated investment funds are primarily driven by The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Our equity-method investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2021, we continue to believe that our investment in NGP is not impaired.
Equity-based Compensation. During the year ended December 31, 2021, we recognized $163.1 million in equity-based compensation expense. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly the discount related to awards that do not participate in dividends during the vesting period. A decrease in the discount would result in an increase in equity-based compensation expense.
Intangible Assets and Goodwill. As of December 31, 2021, we had intangible assets, net of accumulated amortization, of $34.9 million, including $13.3 million of goodwill. The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. As of December 31, 2021, we continue to believe our intangible assets and goodwill are not impaired.

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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2021 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,675.9	$(1,918.3)
Global Credit	170.3	(146.8)
Global Investment Solutions	219.1	(204.7)
Total	$2,065.3	$(2,269.8)

The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2021 on our performance allocations revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,490.7	$(1,732.0)
Global Credit	159.2	(142.2)
Global Investment Solutions	207.1	(192.8)
Total	$1,857.0	$(2,067.0)
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
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value and the percentage amount classified as Level III investments as defined within the fair value standards of U.S. GAAP:

	Remaining Fair Value	Percentage Amount Classified as Level III Investments
	(Dollars in millions)
Global Private Equity	$113,853	89%
Global Credit (1)	$59,694	97%
Global Investment Solutions	$43,012	95%
 (1)     Comprised of approximately $33.0 billion (100% Level III Investments) in our structured credit products, $10.5 billion (96% Level III Investments) in our carry funds, $10.3 billion (89% Level III Investments) in our managed accounts/other products, and $5.9 billion (94% Level III Investments) in our direct lending products.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2021, if there was a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $42.8 million, (b) performance allocations would decrease by $173.6 million and (c) principal investment income would decrease by $6.2 million.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at EURIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2021, we estimate that interest expense relating to variable rates would increase by approximately $2.2 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Measurement of principal equity method investments, including accrued performance allocations

Description of the matter
At December 31, 2021, the carrying value of the Company’s investments totaled approximately $10.8 billion and included principal equity method investments in sponsored unconsolidated funds (collectively, the “funds” or each, a “fund”) of approximately $2.7 billion and accrued performance allocations of approximately $8.1 billion. As discussed in Notes 2 and 4 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds, including accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in Notes 2 and 4 to the consolidated financial statements and using significant unobservable inputs and assumptions.

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

February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA
February 10, 2022

The Carlyle Group Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2,469.5	$987.6
Cash and cash equivalents held at Consolidated Funds	147.8	148.6
Restricted cash	5.6	2.0
Investments, including accrued performance allocations of $8,133.0 and $4,968.6 as of December 31, 2021 and 2020, respectively	10,832.0	7,380.9
Investments of Consolidated Funds	6,661.0	6,056.9
Due from affiliates and other receivables, net	379.6	272.5
Due from affiliates and other receivables of Consolidated Funds, net	138.8	89.1
Fixed assets, net	143.9	149.2
Lease right-of-use assets, net	361.1	361.1
Deposits and other	61.7	51.7
Intangible assets, net	34.9	48.7
Deferred tax assets	14.5	96.5
Total assets	$21,250.4	$15,644.8
Liabilities and equity
Debt obligations	$2,071.6	$1,970.9
Loans payable of Consolidated Funds	5,890.0	5,563.0
Accounts payable, accrued expenses and other liabilities	379.7	286.3
Accrued compensation and benefits	4,955.0	3,222.6
Due to affiliates	388.1	436.7
Deferred revenue	120.8	89.0
Deferred tax liabilities	487.1	57.8
Other liabilities of Consolidated Funds	683.9	556.1
Lease liabilities	537.8	513.5
Accrued giveback obligations	30.2	18.7
Total liabilities	15,544.2	12,714.6
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (355,367,876 and 353,520,576 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	3.6	3.5
Additional paid-in-capital	2,717.6	2,546.2
Retained earnings	2,805.3	348.2
Accumulated other comprehensive loss	(247.5)	(208.7)
Non-controlling interests in consolidated entities	427.2	241.0
Total equity	5,706.2	2,930.2
Total liabilities and equity	$21,250.4	$15,644.8
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Fund management fees	$1,667.5	$1,486.0	$1,476.2
Incentive fees	48.8	37.0	35.9
Investment income
Performance allocations	6,084.6	1,635.9	799.1
Principal investment income (loss)	637.3	(540.7)	769.3
Total investment income	6,721.9	1,095.2	1,568.4
Interest and other income	90.7	89.6	97.3
Interest and other income of Consolidated Funds	253.2	226.8	199.2
Total revenues	8,782.1	2,934.6	3,377.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	908.0	849.6	833.4
Equity-based compensation	163.1	105.0	140.0
Performance allocations and incentive fee related compensation	2,961.0	779.1	436.7
Total compensation and benefits	4,032.1	1,733.7	1,410.1
General, administrative and other expenses	431.7	349.3	494.4
Interest	113.3	94.0	82.1
Interest and other expenses of Consolidated Funds	178.5	163.5	131.8
Other non-operating expenses (income)	1.5	(7.2)	1.3
Total expenses	4,757.1	2,333.3	2,119.7
Other income (loss)
Net investment gains (losses) of Consolidated Funds	2.5	(21.3)	(23.9)
Income before provision for income taxes	4,027.5	580.0	1,233.4
Provision for income taxes	982.3	197.2	49.0
Net income	3,045.2	382.8	1,184.4
Net income attributable to non-controlling interests in consolidated entities	70.5	34.6	36.6
Net income attributable to Carlyle Holdings	2,974.7	348.2	1,147.8
Net income attributable to non-controlling interests in Carlyle Holdings	—	—	766.9
Net income attributable to The Carlyle Group Inc.	2,974.7	348.2	380.9
Net income attributable to Series A Preferred Unitholders	—	—	19.1
Series A Preferred Units redemption premium	—	—	16.5
Net income attributable to The Carlyle Group Inc. Common Stockholders	$2,974.7	$348.2	$345.3
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$8.37	$0.99	$3.05
Diluted	$8.20	$0.97	$2.82
Weighted-average common shares
Basic	355,241,653	350,464,315	113,082,733
Diluted	362,574,564	358,393,802	122,632,889

Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$3,045.2	$382.8	$1,184.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $1.2, $(33.5) and $0.3 for the years ended December 31, 2021, 2020 and 2019, respectively	(56.3)	49.6	10.4
Unrealized gains (losses) on Fortitude available-for-sale securities, net of income tax (benefit) expense of $(5.3) and $4.4 for the years ended December 31, 2020 and 2019, respectively	—	(20.0)	16.8
Defined benefit plans
Unrealized net income (loss) for the period, net of income tax (benefit) expense of $2.9, $(2.3) and $(2.3) for the years ended December 31, 2021, 2020 and 2019, respectively	9.5	(9.0)	(6.7)
Less: reclassification adjustment for unrecognized gain during the period included in base compensation expense, net of income tax (benefit) expense of $0.7, $0.6 and $0.4 for the years ended December 31, 2021, 2020 and 2019, respectively	2.1	1.8	1.0
Other comprehensive income (loss)	(44.7)	22.4	21.5
Comprehensive income	3,000.5	405.2	1,205.9
Comprehensive income attributable to non-controlling interests in consolidated entities	64.6	37.6	47.5
Comprehensive income attributable to Carlyle Holdings	2,935.9	367.6	1,158.4
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	—	—	774.1
Comprehensive income attributable to The Carlyle Group Inc.	$2,935.9	$367.6	$384.3
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Units	Common Shares	Preferred Equity	Partners’ Capital	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2018	107.7	—	$387.5	$673.4	$—	$—	$—	$(83.3)	$324.2	$1,534.5	$2,836.3
Reallocation of ownership interests in Carlyle Holdings	—	—	—	64.3	—	—	—	(4.1)	—	(60.2)	—
Exchange of Carlyle Holdings units for common units	1.7	—	—	15.4	—	—	—	(1.2)	—	(14.2)	—
Units repurchased	(1.6)	—	—	(34.5)	—	—	—	—	—	—	(34.5)
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	—	1.0	—	—	—	—	—	—	1.0
Equity-based compensation	—	—	—	46.8	—	—	—	—	—	97.1	143.9
Issuances of common units for equity-based awards	10.0	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	57.8	—	57.8
Distributions	—	—	(17.7)	(154.9)	—	—	—	—	(84.8)	(313.3)	(570.7)
Net income	—	—	35.6	345.3	—	—	—	—	36.6	766.9	1,184.4
Redemption of Preferred Units (see Note 14)	—	—	(405.4)	—	—	—	—	—	—	—	(405.4)
Deconsolidation of a Consolidated Entity	—	—	—	—	—	—	—	—	(11.2)	—	(11.2)
Cumulative effect adjustment upon adoption of ASU 2016-2	—	—	—	(0.2)	—	—	—	—	—	(0.5)	(0.7)
Currency translation adjustments	—	—	—	—	—	—	—	(0.1)	10.9	(0.4)	10.4
Unrealized gains on Fortitude available-for-sale securities	—	—	—	—	—	—	—	5.5	—	11.3	16.8
Defined benefit plans, net	—	—	—	—	—	—	—	(2.0)	—	(3.7)	(5.7)
Deferred consideration for Carlyle Holdings Units, net of tax (see Note 10)	—	—	—	(252.8)	—	—	—	—	—	—	(252.8)
Balance at December 31, 2019	117.8	—	$—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	—	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	—	2.3	2,180.9	—	(165.7)	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	—	(62.9)	—	22.8	—	—	(40.1)
Equity-based compensation	—	—	—	—	—	113.4	—	—	—	—	113.4
Shares issued for equity-based awards	—	7.4	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	210.0		210.0
Distributions	—	—	—	—	—	(351.3)	—	—	(77.8)	—	(429.1)
Net income	—	—	—	—	—	—	348.2	—	34.6	—	382.8
Deconsolidation of Consolidated Entities	—	—	—	—	—	(10.1)	—	—	(262.3)	—	(272.4)
Currency translation adjustments	—	—	—	—	—	—	—	46.6	3.0	—	49.6
Unrealized loss on Fortitude available-for-sale securities	—	—	—	—	—	—	—	(20.0)	—	—	(20.0)
Defined benefit plans, net	—	—	—	—	—	—	—	(7.2)	—	—	(7.2)
Balance at December 31, 2020	—	353.5	$—	$—	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$—	$2,930.2
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(3.2)	—	—	(161.8)	—	—	(161.8)
Equity-based compensation	—	0.1	166.6	—	—	—	166.7
Shares issued for equity-based awards	5.0	—	—	—	—	—	—
Shares issued for carry distributed in shares program	0.1	—	4.8	—	—	—	4.8
Contributions	—	—	—	—	—	216.2	216.2
Distributions	—	—	—	(355.8)	—	(94.6)	(450.4)
Net income	—	—	—	2,974.7	—	70.5	3,045.2
Currency translation adjustments	—	—	—	—	(50.4)	(5.9)	(56.3)
Defined benefit plans, net	—	—	—	—	11.6	—	11.6
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$3,045.2	$382.8	$1,184.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.0	52.1	65.6
Right-of-use asset impairment, net of broker fees	24.8	—	—
Equity-based compensation	163.1	105.0	140.0
Non-cash performance allocations and incentive fees	(1,670.7)	(631.8)	(271.8)
Non-cash principal investment (income) loss	(618.5)	534.4	(673.1)
Other non-cash amounts	29.1	(2.9)	24.8
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(76.6)	29.1	18.9
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	74.1	(7.8)	5.0
Purchases of investments by Consolidated Funds	(5,407.0)	(3,140.0)	(2,239.2)
Proceeds from sale and settlements of investments by Consolidated Funds	4,888.7	2,013.8	2,112.7
Non-cash interest income, net	(11.8)	(8.1)	(3.8)
Change in cash and cash equivalents held at Consolidated Funds	30.3	13.9	50.9
Change in other receivables held at Consolidated Funds	(45.7)	(5.4)	61.8
Change in other liabilities held at Consolidated Funds	115.6	220.9	(229.2)
Other non-cash amounts of Consolidated Funds	—	0.5	(0.1)
Purchases of investments	(276.7)	(271.3)	(312.4)
Purchase of investment in Fortitude Re	—	(79.6)	—
Proceeds from the sale of investments	668.4	307.5	389.2
Payments of contingent consideration	(48.0)	—	—
Changes in deferred taxes, net	508.4	134.5	13.9
Change in due from affiliates and other receivables	(25.7)	1.9	49.2
Change in deposits and other	(12.5)	(2.0)	(6.0)
Change in accounts payable, accrued expenses and other liabilities	105.7	(4.0)	(43.7)
Change in accrued compensation and benefits	239.0	210.1	51.6
Change in due to affiliates	0.2	(29.2)	24.7
Change in lease right-of-use assets and lease liabilities	4.5	(9.8)	(16.9)
Change in deferred revenue	35.1	16.2	(37.9)
Net cash provided by (used in) operating activities	1,791.0	(169.2)	358.6
Cash flows from investing activities
Purchases of fixed assets, net	(41.4)	(61.2)	(27.8)
Proceeds from sale of MRE, net of cash sold	5.9	—	—
Proceeds from sale of Brazil management entity, net of cash sold	3.3	—	—
Net cash used in investing activities	(32.2)	(61.2)	(27.8)
Cash flows from financing activities
Borrowings under credit facilities	70.0	294.1	92.7
Repayments under credit facilities	(70.0)	(329.9)	(56.9)
Issuance of 3.500% senior notes due 2029, net of financing costs	—	—	420.6
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.1	—	—
Repurchase of 3.875% senior notes due 2023	(259.9)	—	—
Repayment of term loan	—	—	(25.0)
Proceeds from debt obligations, net of financing costs	111.7	20.5	41.0
Payments on debt obligations	(232.5)	(3.8)	(45.2)
Net borrowings on loans payable of Consolidated Funds	182.9	704.1	224.8
Payments of contingent consideration	(0.1)	(0.3)	(0.2)
Redemption of Preferred Units	—	—	(405.4)
Dividends to common stockholders	(355.8)	(351.3)	(154.9)
Distributions to preferred unitholders	—	—	(17.7)
Distributions to non-controlling interest holders in Carlyle Holdings	—	—	(313.3)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	—
Contributions from non-controlling interest holders	216.2	210.0	57.8
Distributions to non-controlling interest holders	(94.6)	(77.8)	(62.4)
Common shares issued for carry distributed in shares program	4.8	—	—
Common shares repurchased	(161.8)	(26.4)	(34.5)
Change in due to/from affiliates financing activities	(68.7)	0.7	129.4
Change in due to/from affiliates and other receivables of Consolidated Funds	—	(0.8)	—
Net cash (used in) provided by financing activities	(242.5)	370.3	(149.2)
Effect of foreign exchange rate changes	(30.8)	21.7	8.1
Increase in cash, cash equivalents and restricted cash	1,485.5	161.6	189.7
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$2,475.1	$989.6	$828.0
Supplemental cash disclosures
Cash paid for interest	$92.7	$80.1	$63.4
Cash paid for income taxes	$402.6	$35.4	$30.5
Supplemental non-cash disclosures
Tax effects from the conversion to a Corporation recorded in equity	$—	$40.1	$—
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$—	$—	$60.2
Net decrease to partners’ capital from deferred consideration for Carlyle Holdings units, net of tax (see Note 10)	$—	$—	$(252.8)
Net asset impact of deconsolidation of Consolidated Funds	$(34.4)	$(253.6)	$(24.3)
Non-cash distributions to non-controlling interest holders	$—	$—	$(22.4)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$—	$6.4
Tax receivable agreement liability	$—	$—	$5.4
Total partners’ capital	$—	$—	$1.0
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,469.5	$987.6	$793.4
Restricted cash	5.6	2.0	34.6
Total cash, cash equivalents and restricted cash, end of period	$2,475.1	$989.6	$828.0
Cash and cash equivalents held at Consolidated Funds	$147.8	$148.6	$122.4

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
Prior to the Conversion, the Company recorded significant non-controlling interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”), the holdings partnerships through which the Company and senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in the business. In the Conversion, the limited partners of the Carlyle Holdings partnerships exchanged their Carlyle Holdings partnership units for an equivalent number of shares of common stock of The Carlyle Group Inc. As a result, in periods following the Conversion, the consolidated balance sheet and statement of operations of The Carlyle Group Inc. does not reflect any non-controlling interests in Carlyle Holdings, and net income (loss) attributable to Carlyle Holdings refers to the net income (loss) of The Carlyle Group Inc. and its consolidated subsidiaries, net of non-controlling interests in consolidated entities. Additionally, at the time of the exchange, certain senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C., which is wholly owned by the Company’s founders and other senior Carlyle professionals. As a result, the Company was a “controlled company” and qualified for exceptions from certain corporate governance and other requirements of the rules of The Nasdaq Global Select Market (“Nasdaq”). As of August 5, 2021, the Company no longer qualifies as a “controlled company” under the Nasdaq rules.
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see Note 15). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, illiquid credit, real assets credit, and other credit such as insurance solutions and loan syndication and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through fund of funds, secondary purchases of existing portfolios, and managed co-investment programs. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
On April 1, 2021, the Company sold 100% of its interest in Metropolitan Real Estate (“MRE”) and recorded a $5 million gain on the sale, which is included in other non-operating expenses (income) on the consolidated statements of operations. This amount is excluded from the Company’s segment reporting. The Company retained its existing investments in and commitments to the MRE funds, as well as its interest in the net accrued performance allocations in existing funds.
On August 31, 2021, the Company sold 100% of its interest in its local Brazilian management entity and entered into a sub-advisory agreement with the acquiring company, which will provide advisory services with respect to Carlyle’s Brazilian portfolio. The Company recorded a loss on the sale and related transaction costs of $4.7 million, which is included in other non-operating expenses (income) on the consolidated statements of operations, as well as a foreign currency translation loss of $14.7 million related to amounts previously recorded in accumulated other comprehensive income, which is primarily included in general, administrative and other expenses on the consolidated statements of operations. These amounts are excluded from the Company’s segment reporting.
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

The Carlyle Group Inc.

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
As of December 31, 2021, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $6.9 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Substantially all of the Company’s Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of December 31, 2021, the Company held $164.2 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.

Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain CLOs, certain AlpInvest vehicles and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct or indirect equity

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities. The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Investments	$901.9	$988.6
Accrued performance allocations	368.7	177.1
Management fee receivables	27.2	26.5
Total	$1,297.8	$1,192.2
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of December 31, 2021 and 2020.
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

    Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, which includes assessing the collectability of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for separately managed accounts, longer-dated carry funds, and other closed-end funds. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund.

Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.25% to 1.0% on (i) the net invested capital; (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.

As of December 31, 2021 and 2020, management fee receivables, net of allowances for credit losses, were $164.5 million and $102.7 million, respectively, and are included in due from affiliates and other receivables, net, in the consolidated balance sheets.

The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees includes transaction and portfolio advisory fees and capital markets fees of $90.7 million, $50.8 million and $49.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, net of any offsets as defined in the respective partnership agreements.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
General partner performance allocations consist of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or approximately 2% to 12.5% for most of the Global Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain credit funds, and external co-investment vehicles. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2021 and 2020, the Company has accrued $30.2 million and $18.7 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude through June 2, 2020 (see Note 4). As it relates to the Company’s investments in NGP (see Note 4), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $231.3 million, $211.6 million and $192.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
Credit Losses
Under ASU 2016-13, the Company is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company assesses the collection risk characteristics of the outstanding amounts in its due from affiliates balance into the following pools of receivables:
•Reimbursable fund expenses receivables,
•Management fee receivables,
•Incentive fee receivables,
•Transaction fee receivables,

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2021 and 2020, the Company had recorded a liability of $4.1 billion and $2.5 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of the realized performance allocation related compensation over a threshold amount may be distributed in fully vested newly issued shares of the Company’s common stock. These shares are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for certain equity-based compensation awards. For certain equity-based compensation awards that contain performance or market conditions, the number of contingently issuable common shares is included in diluted earnings per common share based on the number of common shares, if any, that would be issuable under the terms of the awards if the end of the reporting period were the end of the contingency period, if the result is dilutive.
Prior to the Conversion, the Company applied the “if-converted” method to Carlyle Holdings partnership units to determine the dilutive weighted-average common shares outstanding. Net income (loss) attributable to the common shares excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260. Subsequent to the Conversion, the Company has a single class of stock and therefore, the “if-converted” method is no longer applied in the computation of diluted earnings per share.
Fair Value of Financial Instruments
The underlying entities that the Company manages and invests in (and in certain cases, consolidates) are primarily investment companies which account for their investments at estimated fair value.
The fair value measurement accounting guidance under ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

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
In certain cases, debt and equity securities (including corporate treasury investments) are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments.
In the absence of observable market prices, the Company values its investments and its funds’ investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity and debt of operating companies and real assets, CLO investments and CLO loans payable and fund investments. The valuation technique for each of these investments is described below:
Investments in Operating Companies and Real Assets – The fair values of private investments in operating companies and real assets are generally determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches are typically derived by reference to investment-specific inputs (such as projected cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net operating income) combined with market-based inputs (such as discount rates, EBITDA multiples and capitalization rates). In many cases the investment-specific inputs are unaudited at the time received. Management may also adjust the market-based inputs to account for differences between the subject investment and the companies, asset or investments used to derive the market-based inputs. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable. The adjustments are then reviewed with each subsequent valuation to assess how the investment has evolved relative

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools may also be considered but do not currently drive a significant portion of operating company or real asset valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s co-chairmen of the board, chairman emeritus, chief executive officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest”.
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s consolidated financial

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2021, $171.3 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the consolidated statements of operations. See Note 6 for additional information.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the year ended December 31, 2021 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Currency translation adjustments	$(231.8)	$(181.4)
Unrealized losses on defined benefit plans	(15.7)	(27.3)
Total	$(247.5)	$(208.7)

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
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(13.5) million, $8.4 million and $(21.4) million for the years ended December 31, 2021, 2020 and 2019, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021:

	Level I	Level II	Level III	Total
Assets	(Dollars in millions)
Investments of Consolidated Funds:
Equity securities	$—	$—	$17.9	$17.9
Bonds	—	—	599.5	599.5
Loans	—	—	5,898.1	5,898.1
	—	—	6,515.5	6,515.5
Investments in CLOs and other(1)	1.5	45.6	439.8	486.9
Foreign currency forward contracts	—	1.4	—	1.4
Subtotal	$1.5	$47.0	$6,955.3	$7,003.8
Investments measured at net asset value(2)				161.7
Total				$7,165.5
Liabilities
Loans payable of Consolidated Funds(3)	$—	$—	$5,811.0	$5,811.0
Foreign currency forward contracts	—	0.7	—	0.7
Total(4)	$—	$0.7	$5,811.0	$5,811.7
(1)The Level III balance excludes a corporate investment in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. In December 2021, the Company remeasured this investment to a fair value of $54.9 million due to an observable price change. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(2)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $145.5 million relates to investments of consolidated funds.
(3)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(4)Total liabilities balance excludes a $79.0 million revolving credit balance related to loans payable of consolidated funds.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2021
	Investments of Consolidated Funds			Investments in CLOs and other	Total
	Equity securities	Bonds	Loans
Balance, beginning of period	$9.4	$550.4	$5,497.1	$570.8	$6,627.7
Deconsolidation/consolidation of funds (1)	5.7	—	314.2	23.1	343.0
Purchases	0.5	729.6	4,530.6	103.1	5,363.8
Sales and distributions	(4.0)	(629.1)	(2,903.5)	(268.7)	(3,805.3)
Settlements	—	(3.8)	(1,346.8)	—	(1,350.6)
Realized and unrealized gains (losses), net
Included in earnings	7.0	(7.5)	88.0	13.6	101.1
Included in other comprehensive income	(0.7)	(40.1)	(281.5)	(2.1)	(324.4)
Balance, end of period	$17.9	$599.5	$5,898.1	$439.8	$6,955.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.4	$(0.9)	$30.1	$13.4	$47.0
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.4)	$(13.9)	$(155.7)	$(2.1)	$(172.1)

	Financial Assets Year Ended December 31, 2020
	Investments of Consolidated Funds			Investments in CLOs and other	Total
	Equity securities	Bonds	Loans
Balance, beginning of period	$19.4	$574.1	$4,413.8	$496.2	$5,503.5
Deconsolidation/consolidation of funds (2)	(156.4)	—	(210.2)	3.2	(363.4)
Purchases	156.9	342.1	2,641.0	133.2	3,273.2
Sales and distributions	(33.7)	(399.2)	(1,163.6)	(91.5)	(1,688.0)
Settlements	—	(0.3)	(417.0)	—	(417.3)
Realized and unrealized gains (losses), net
Included in earnings	23.2	(4.6)	(50.5)	22.1	(9.8)
Included in other comprehensive	—	38.3	283.6	7.6	329.5
Balance, end of period	$9.4	$550.4	$5,497.1	$570.8	$6,627.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$7.5	$5.8	$(31.6)	$22.1	$3.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.1)	$24.6	$226.0	$7.6	$258.1

 (1) As a result of the consolidation of two CLOs during the year ended December 31, 2021, the investments that the Company held in these CLOs are now eliminated in consolidation and no longer included in investments in CLOs and other. As a result of the deconsolidation of one CLO during the year ended December 31, 2021, the investment that the Company held in that CLO is no longer eliminated in consolidation and is now included in investments in CLOs and other.
(2) As a result of the deconsolidation of one CLO during the year ended December 31, 2020, the investment that the Company held in this fund is no longer eliminated in consolidation and is now included in investments in CLOs and other. Additionally, a renewable energy fund was deconsolidated during the year ended December 31, 2020.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2021	2020
Balance, beginning of period	$5,563.0	$4,685.2
Deconsolidation/consolidation of funds	360.8	(144.8)
Borrowings	3,197.9	2,096.2
Paydowns	(2,223.2)	(1,109.9)
Sales	(870.9)	(260.4)
Realized and unrealized (gains) losses, net
Included in earnings	74.1	(15.9)
Included in other comprehensive income	(290.7)	312.6
Balance, end of period	$5,811.0	$5,563.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$66.7	$(36.2)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(270.6)	$364.3

Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of the Consolidated Funds are included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss and non-controlling interests in consolidated entities.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2021:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2021	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$17.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 84.22 (0.63)

Bonds	599.5	Consensus Pricing	Indicative Quotes (% of Par)	93 - 107 (99)
Loans	5,766.0	Consensus Pricing	Indicative Quotes (% of Par)	35 - 106 (98)
	65.1	Discounted Cash Flow	Discount Rates	4% - 8% (5%)
	67.0	Market Yield Analysis	Market Yields	3% - 8% (5%)
	6,515.5
Investments in CLOs and other
Senior secured notes	289.7	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	86 - 101 (99)
			Discount Margins (Basis Points)	50 - 1,330 (245)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)

Subordinated notes and preferred shares	71.5	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	46 - 97 (63)
			Discount Rate	14% - 22% (19%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)

BDC preferred shares	72.5	Market Yield Analysis	Market Yields	7% - 7% (7%)
Aviation subordinated notes	6.1	Discounted Cash Flow	Discount Rates	18% - 18% (18%)
Total	$6,955.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,561.1	Other(1)	N/A	N/A
Subordinated notes and preferred shares	249.9	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	40 - 97 (61)
			Discount Rates	14% - 22% (19%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Total	$5,811.0

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2020:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2020	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$9.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 40.00 (0.57)

Bonds	550.4	Consensus Pricing	Indicative Quotes (% of Par)	85 - 108 (98)
Loans	5,497.1	Consensus Pricing	Indicative Quotes (% of Par)	15 - 108 (97)
	6,056.9
Investments in CLOs and other
Senior secured notes	437.0	Discounted Cash Flow with Consensus Pricing	Discount Margins (Basis Points)	85 - 1,725 (227)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	71 - 100 (98)
Subordinated notes and preferred shares	52.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	16% - 30% (23%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	31 - 90 (46)
BDC preferred shares	60.0	Market Yield Analysis	Market Yields	7% - 7% (7%)
Aviation subordinated notes	7.2	Discounted Cash Flow	Discount Rates	20% - 20% (20%)
Loans	14.1	Consensus Pricing	Indicative Quotes (% of Par)	98 - 100 (100)
Total	$6,627.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,358.9	Other(1)	N/A	N/A
Subordinated notes and preferred shares	204.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	16% - 30% (22%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
			Indicative Quotes (% of Par)	30 - 91 (50)
Total	$5,563.0

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

4. Investments
Investments consist of the following:

	As of December 31,
	2021	2020
	(Dollars in millions)
Accrued performance allocations	$8,133.0	$4,968.6
Principal equity method investments, excluding performance allocations	2,128.6	1,810.8
Principal investments in CLOs and other	570.4	601.5
Total investments	$10,832.0	$7,380.9

    Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$6,412.8	$3,926.1
Global Credit	300.3	132.3
Global Investment Solutions (1)	1,419.9	910.2
Total	$8,133.0	$4,968.6
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
Approximately 25% and 41% of accrued performance allocations at December 31, 2021 and 2020, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 7), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(11.8)	(0.3)
Total	$(30.2)	$(18.7)

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its strategic investments in Fortitude (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of December 31,
	2021	2020
	(Dollars in millions)
Global Private Equity	$1,231.2	$1,082.1
Global Credit	819.7	671.9
Global Investment Solutions	77.7	56.8
Total	$2,128.6	$1,810.8

The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Global Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Statement of operations information
Investment income	$1,736.4	$652.7	$1,298.7	$2,000.5	$1,012.2	$517.7	$107.2	$50.5	$33.4	$3,844.1	$1,715.4	$1,849.8
Expenses	1,511.4	1,702.2	1,737.6	448.5	240.7	171.0	1,524.2	965.2	771.3	3,484.1	2,908.1	2,679.9
Net investment income (loss)	225.0	(1,049.5)	(438.9)	1,552.0	771.5	346.7	(1,417.0)	(914.7)	(737.9)	360.0	(1,192.7)	(830.1)
Net realized and unrealized gain (loss)	26,875.3	7,889.4	3,285.2	918.1	(682.5)	(513.2)	10,593.0	4,039.7	4,177.8	38,386.4	11,246.6	6,949.8
Net income (loss)	$27,100.3	$6,839.9	$2,846.3	$2,470.1	$89.0	$(166.5)	$9,176.0	$3,125.0	$3,439.9	$38,746.4	$10,053.9	$6,119.7

	Global Private Equity		Global Credit		Global Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Balance sheet information
Investments	$96,269.1	$87,377.2	$19,745.8	$12,822.2	$30,545.9	$24,028.1	$146,560.8	$124,227.5
Total assets	$103,063.3	$92,381.0	$21,135.4	$13,795.9	$30,517.0	$23,914.0	$154,715.7	$130,090.9
Debt	$10,552.6	$9,998.7	$5,186.6	$3,151.9	$1,841.1	$753.9	$17,580.3	$13,904.5
Other liabilities	$1,199.8	$1,118.8	$282.4	$310.4	$402.2	$507.8	$1,884.4	$1,937.0
Total liabilities	$11,752.4	$11,117.5	$5,469.0	$3,462.3	$2,243.3	$1,261.7	$19,464.7	$15,841.5
Partners’ capital	$91,310.9	$81,263.5	$15,666.4	$10,333.6	$28,273.7	$22,652.3	$135,251.0	$114,249.4

Strategic Investment in Fortitude
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
distribute a planned non-pro rata dividend to AIG prior to May 13, 2020. The Company paid $79.6 million of such adjustment in May 2020 and will pay the remaining $19.9 million following December 31, 2023.
On June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, acquired a 51.6% ownership interest in Fortitude Holdings from AIG (the “Control Transaction”) and T&D United Capital Co., Ltd. (“T&D”), a subsidiary of T&D Holdings, Inc., purchased a 25.0% ownership interest as a strategic third-party investor pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG, Carlyle FRL, and T&D, dated as of November 25, 2019 (the “2019 MIPA”). At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings to Carlyle FRL, such that Carlyle FRL held a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D had 96.5% ownership of Fortitude Holdings. On October 1, 2021, Carlyle FRL, T&D and AIG effected a restructuring of the ownership of Fortitude Holdings that interposed FGH Parent, L.P. (“FGH Parent”), as the direct parent company of Fortitude Holdings (the “Restructuring”). Each of Carlyle FRL, T&D and AIG contributed the entirety of their interest in Fortitude Holdings to FGH Parent in exchange for an equivalent ownership interest in FGH Parent. References to “Fortitude” prior to the Restructuring refer to Fortitude Holdings. For periods subsequent to the Restructuring, references to “Fortitude” refer to FGH Parent.
Additionally, AIG agreed to a post-closing purchase price adjustment in the event of certain adverse reserve developments in the Fortitude Re property and casualty insurance business. Effective June 30, 2021, Fortitude Re and AIG entered into an agreement resulting in the termination of any obligations of AIG to Fortitude Re related to such adverse reserve development.
The Company has a strategic asset management relationship with Fortitude Holdings pursuant to which Fortitude Holdings committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of December 31, 2021, Fortitude Holdings and AIG have committed approximately $7.0 billion of capital to-date to various Carlyle strategies.
Prior to the Control Transaction, the Company’s investment was accounted for under the equity method of accounting by recognizing its pro rata share of Fortitude’s U.S. GAAP earnings, which is included in principal investment income in the consolidated statements of operations. These amounts are inclusive of unrealized gains (losses) related to the change in fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude’s U.S. GAAP financial statements. Modified coinsurance is subject to the general accounting principles for hedging, specifically the guidance originally issued as Derivatives Implementation Group Issue No. B36: Embedded Derivatives: Modified Coinsurance Agreements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). As of December 31, 2019, the Company’s investment in Fortitude was $1,200.9 million, which reflected $628.2 million of cumulative unrealized gains related to the change in the fair value of embedded derivatives.
At the time the Company contributed its existing 19.9% stake in Fortitude to Carlyle FRL, the Company’s investment became an ownership interest in the fund. Accordingly, the Company began accounting for its investment under the equity method based on its net asset value in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value. The contribution of the Company’s 19.9% interest to Carlyle FRL resulted in a loss in principal investment income (loss) of $620.7 million during the year ended December 31, 2020. As of December 31, 2021, the Company’s investment in Carlyle FRL was $715.7 million, relative to its cost of $465.5 million. Following the contribution, the Company no longer records its pro rata share of the U.S. GAAP earnings of Fortitude. Refer to Note 3 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for summarized financial information of Fortitude as of and for the periods then ended.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company’s investments in NGP as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Investment in NGP Management	$371.8	$373.5
Investments in NGP general partners - accrued performance allocations	3.8	—
Principal investments in NGP funds	61.3	51.4
Total investments in NGP	$436.9	$424.9
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the years ended December 31, 2021, 2020 and 2019.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Management fee-related revenues from NGP Management	$72.9	$73.9	$97.8
Expenses related to the investment in NGP Management	(10.8)	(11.0)	(10.5)
Amortization of basis differences from the investment in NGP Management	(2.9)	(4.3)	(5.7)
Net investment income from NGP Management	$59.2	$58.6	$81.6

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $1.4 million, $4.2 million and $8.5 million as of December 31, 2021, 2020 and 2019, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.

Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $3.8 million and $(151.0) million for years ended December 31, 2021 and December 31, 2019. There were no net investment earnings (losses) related to these performance allocations for the year ended December 31, 2020.

Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its consolidated statements of operations of $20.1 million, $(12.0) million and $(9.0) million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Principal Investments in CLOs and Other Investments
Principal investments in CLOs and other investments as of December 31, 2021 and 2020 primarily consisted of $570.4 million and $601.5 million, respectively, of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 6). As of December 31, 2021, principal investments in CLOs and other investments also includes the Company’s investment in the BDC Preferred Shares at fair value of $72.5 million (see Note 9).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Performance allocations
Realized	$2,956.7	$591.1	$354.8
Unrealized	3,127.9	1,044.8	444.3
	6,084.6	1,635.9	799.1
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	266.2	135.5	189.5
Unrealized	290.8	(679.3)	585.4
	557.0	(543.8)	774.9
Principal investment income (loss) from investments in CLOs and other investments
Realized	1.9	0.3	1.0
Unrealized (1)	78.4	2.8	(6.6)
	80.3	3.1	(5.6)
Total	$6,721.9	$1,095.2	$1,568.4
(1) The year ended December 31, 2021 includes investment income of $49.8 million associated with the remeasurement of a corporate investment, which was previously carried at cost, resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity	$5,223.2	$1,440.5	$550.4
Global Credit	156.6	21.5	38.5
Global Investment Solutions	704.8	173.9	210.2
Total	$6,084.6	$1,635.9	$799.1
Approximately 34%, or $2,045.3 million, of performance allocations for the year ended December 31, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $1,453.1 million,
•Carlyle Partners VII, L.P. (Global Private Equity segment) – $988.4 million,
Approximately 89%, or $1,455.3 million, of performance allocations for the year ended December 31, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $239.0 million,
•Carlyle Realty Partners V, L.P. (Global Private Equity segment) – $158.5 million,
•AlpInvest Co- & Sec Investments 2006-2008 (Global Investment Solutions segment) – $83.5 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) – $(82.9) million.
Additionally, $(110.9) million in total revenue was recognized from the Company’s investment in NGP XI for the year ended December 31, 2019.
Carlyle’s principal investment income (loss) from its equity-method investments consists of:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Global Private Equity	$346.7	$137.1	$45.2
Global Credit (1)	183.4	(690.4)	718.2
Global Investment Solutions	26.9	9.5	11.5
Total	$557.0	$(543.8)	$774.9

(1) The year ended December 31, 2020 includes a loss of $620.7 million related to the contribution of the Company’s investment in Fortitude Holdings to Carlyle FRL, as discussed above in “Strategic Investment in Fortitude”.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2021, the Company consolidated two CLOs for which the Company is the primary beneficiary. The Company also deconsolidated one CLO during the year ended December 31, 2021.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2021	2020	2021	2020
	(Dollars in millions)
United States
Partnership and LLC interests:
Fund Investments	$120.5	$—	1.81%	—%
Total Partnership and LLC interests (cost of $120.8 and $— at December 31, 2021 and 2020, respectively)	120.5	—	1.81%	—%
Loans:
Aerospace & Defense	79.8	—	1.20%	—%
Environmental Industries	0.9	—	0.01%	—%
Investment Company	51.3	—	0.77%	—%
Other	25.0	—	0.38%	—%
Total loans (cost of $157.1 and $— at December 31, 2021 and 2020, respectively)	157.0	—	2.36%	—%
Assets of the CLOs:
Bonds	40.2	72.3	0.60%	1.19%
Equity	8.5	2.4	0.13%	0.04%
Loans	2,629.4	2,570.3	39.47%	42.44%
Total assets of the CLOs (cost of $2,697.9 and $2,681.1 at December 31, 2021 and 2020, respectively)	2,678.1	2,645.0	40.20%	43.67%
Total United States	$2,955.6	$2,645.0	44.37%	43.67%

Europe
Assets of the CLOs:
Bonds	$557.6	$478.1	8.37%	7.89%
Equity	9.4	7.0	0.14%	0.12%
Loans	3,058.8	2,847.6	45.92%	47.01%
Total assets of the CLOs (cost of $3,649.0 and $3,402.0 at December 31, 2021 and 2020, respectively)	3,625.8	3,332.7	54.43%	55.02%
Total Europe	$3,625.8	$3,332.7	54.43%	55.02%
Global
Assets of the CLOs:
Bonds	$1.7	$—	0.03%	—%
Loans	77.9	79.2	1.17%	1.31%
Total assets of the CLOs (cost of $80.5 and $79.4 at December 31, 2021 and 2020, respectively)	79.6	79.2	1.20%	1.31%
Total Global	$79.6	$79.2	1.20%	1.31%
Total investments of Consolidated Funds (cost of $6,705.3 and $6,162.5 at December 31, 2021 and 2020, respectively)	$6,661.0	$6,056.9	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Interest income from investments	$231.3	$211.6	$192.3
Other income	21.9	15.2	6.9
Total	$253.2	$226.8	$199.2
Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$76.6	$(29.1)	$(18.9)
Gains (losses) from liabilities of CLOs	(74.1)	7.8	(5.0)
Total	$2.5	$(21.3)	$(23.9)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Realized gains (losses)	$9.6	$(91.3)	$(14.2)
Net change in unrealized gains (losses)	67.0	62.2	(4.7)
Total	$76.6	$(29.1)	$(18.9)

5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(Dollars in millions)
Acquired contractual rights	$48.0	$107.9
Acquired trademarks	—	1.2
Accumulated amortization	(26.4)	(77.2)
Finite-lived intangible assets, net	21.6	31.9
Goodwill	13.3	16.8
Intangible assets, net	$34.9	$48.7

    Acquired contractual rights and trademarks associated with the Company’s Global Investment Solutions segment became fully amortized during the year ended December 31, 2021 and were removed from the accompanying balance sheets as of December 31, 2021. As of both December 31, 2021 and 2020, goodwill consisted of $5.5 million, associated with the Company’s Global Credit segment in connection with the Company’s acquisition of Carlyle Aviation Partners. The remaining

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$7.8 million and $11.3 million, respectively, of goodwill is associated with the Company’s Global Investment Solutions segment and decreased in 2021 due to the sale of our interest in Metropolitan Real Estate (“MRE”).

    As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the years ended December 31, 2021, 2020 and 2019.
Intangible asset amortization expense was $10.2 million, $14.6 million and $15.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.
    The following table summarizes the expected amortization expense for 2022 through 2026 and thereafter (Dollars in millions):

2022	$6.1
2023	3.9
2024	3.9
2025	3.9
2026	3.8
Thereafter	—
$21.6

6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	As of December 31,
	2021		2020
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$222.6	$219.0	$356.1	$353.6
3.875% Senior Notes Due 2/01/2023	—	—	250.0	249.5
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.7
5.650% Senior Notes Due 9/15/2048	350.0	346.1	350.0	346.0
3.500% Senior Notes Due 9/19/2029	425.0	421.6	425.0	421.1
4.625% Subordinated Notes Due 5/15/2061	500.0	484.3	—	—
Total debt obligations	$2,097.6	$2,071.6	$1,981.1	$1,970.9

    Senior Credit Facility
As of December 31, 2021, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at December 31, 2021, the interest rate was 1.35%). There was no amount outstanding under the revolving credit facility as of December 31, 2021. The Company made no borrowings under the revolving credit facility during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, the Company borrowed and repaid in full $250.0 million under the revolving credit facility. Interest expense under the senior credit facility was not significant for the years ended December 31, 2021, 2020 and 2019. Prior to its amendment and restatement on February 11, 2019, the senior credit facility included $25.0 million in a term loan which was repaid in connection with the amendment and restatement.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
    Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, is scheduled to mature in September 2024, and has a capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%.
During the year ended December 31, 2021, the Company borrowed $70.0 million and repaid $70.0 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2021. During the year ended December 31, 2020, the Company borrowed $44.1 million and repaid $79.9 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2020. During the year ended December 31, 2019, the company borrowed $92.7 million and repaid $56.9 million under the credit facility, and there was $35.8 million outstanding under this facility as of December 31, 2019. Interest expense was not significant for the years ended December 31, 2021, 2020 and 2019.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2021	Borrowing Outstanding December 31, 2020	Maturity Date (1)	Interest Rate as of December 31, 2021
February 28, 2017	$51.3	$79.9	November 17, 2031	2.36%	(2)
April 19, 2017	—	22.7	April 22, 2031	N/A	(3) (14)
June 28, 2017	—	22.9	July 22, 2031	N/A	(4) (14)
August 2, 2017	—	22.7	July 23, 2029	N/A	(5) (14)
August 2, 2017	—	21.3	August 3, 2022	N/A	(6)
August 14, 2017	—	22.4	August 15, 2030	N/A	(7) (14)
November 30, 2017	—	22.7	January 16, 2030	N/A	(8) (14) (15)
December 6, 2017	—	19.0	October 16, 2030	N/A	(9) (14) (15)
December 7, 2017	—	20.8	January 19, 2029	N/A	(10) (14) (15)
January 30, 2018	—	19.2	January 23, 2030	N/A	(11) (14) (15)
March 1, 2018	—	15.2	January 16, 2031	N/A	(12) (14) (15)
March 15, 2019	1.9	22.6	March 15, 2032	8.11%	(13)
August 20, 2019	4.1	22.9	August 15, 2032	4.74%	(13)
September 15, 2020	20.3	21.8	April 15, 2033	1.59%	(13)
January 8, 2021	21.3	—	January 15, 2034	2.49%	(13)
March 9, 2021	20.3	—	August 15, 2030	1.37%	(13)
March 30, 2021	19.1	—	March 15, 2032	1.71%	(13)
April 21, 2021	3.7	—	April 15, 2033	5.85%	(13)
May 21, 2021	15.9	—	November 17, 2031	1.36%	(13)
June 4, 2021	21.3	—	January 16, 2034	2.28%	(13)
June 10, 2021	1.4	—	November 17, 2031	2.85%	(13)
August 4, 2021	17.2	—	August 15, 2032	1.98%	(13)
October 27, 2021	24.8	—	October 15, 2035	2.41%	(13)
	$222.6	$356.1

    (1)     Maturity date is earlier of date indicated or the date that the CLO is dissolved.
    (2)    Outstanding borrowing of €45.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
(3)    Incurs interest at LIBOR plus 1.932%. This term loan was fully repaid in April 2021.
(4)    Incurs interest at LIBOR plus 1.923%. This term loan was fully repaid in April 2021.
(5)    Incurs interest at LIBOR plus 1.808%. This term loan was fully repaid in February 2021.
(6)    Original borrowing of €17.4 million; incurs interest at EURIBOR plus 1.75% and has full recourse to the Company.This term loan was fully repaid in March 2021.
(7)    Incurs interest at LIBOR plus 1.848%. This term loan was fully repaid in March 2021.
(8)    Incurs interest at LIBOR plus 1.731%. This term loan was fully repaid in April 2021.
(9)    Incurs interest at LIBOR plus 1.647%. This term loan was fully repaid in May 2021.
(10)    Incurs interest at LIBOR plus 1.365%. This term loan was fully repaid in May 2021.
(11) Incurs interest at LIBOR plus 1.624%. This term loan was fully repaid in April 2021.
(12) Incurs interest at LIBOR plus 1.552%. This term loan was fully repaid in May 2021.
(13)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(14) Term loan issued under master credit agreement.
(15) CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $8.5 million, and $11.4 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2021 and 2020 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

    European CLO Financing - February 28, 2017
    On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €45.1 million term loan ($51.3 million at December 31, 2021) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.36% at December 31, 2021).

    Master Credit Agreement - Term Loans
In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution provided term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which is due quarterly. CLO Indentures for the respective CLO borrowings entered on November 30, 2017 and after provide for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020 and as of December 31, 2021, all outstanding CLO term loans under this agreement have been fully repaid.
        CLO Repurchase Agreements
    On February 5, 2019, the Company entered into a master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing Facility. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2021, €150.4 million was outstanding under the CLO Financing Facility.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
    Senior Notes
    Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

	Aggregate Principal Amount			Interest Expense
		Fair Value (1) As of December 31,		For The Years Ended December 31,
		2021	2020	2021	2020	2019
3.875% Senior Notes Due 2/1/2023 (2),(6)	$—	$—	$270.0	$8.9	$9.9	$9.9
5.625% Senior Notes Due 3/30/2043 (3)	600.0	795.5	782.6	33.7	33.8	33.7
5.650% Senior Notes Due 9/15/2048 (4)	350.0	484.7	469.3	19.9	19.9	19.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	457.4	476.6	15.3	15.3	4.2
				$77.8	$78.9	$67.7

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
(4) Issued in September 2018 at 99.914% of par.
(5) Issued in September 2019 at 99.841% of par.
(6) In November 2021, the Company completed the redemption of $250.0 million in aggregate principal amount of the 3.875% senior notes, as discussed below. Interest expense for the year ended December 31, 2021 excludes amounts related to the early extinguishment of debt.
    The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.875% and 3.500% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed. In November 2021, the Company redeemed the 3.875% senior notes in whole, and recognized $10.1 million of costs in interest expense upon early extinguishment of the debt.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
As of December 31, 2021, the fair value of the Subordinated Notes was $506.0 million. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the period from May 11, 2021 through December 31, 2021, the Company incurred $14.8 million of interest expense on the Subordinated Notes.
Promissory Notes
    Promissory Notes Due July 15, 2019
    In June 2017, as part of a settlement with investors in two commodities investment vehicles managed by an affiliate of the Company, the Company issued a series of promissory notes, aggregating to $53.9 million, to the investors of these commodities investment vehicles. Interest on these promissory notes accrued at the three month LIBOR plus 2%. These promissory notes matured on July 15, 2019 and were fully repaid as of that date. Interest expense on these promissory notes was not significant for the year ended December 31, 2019.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2021.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
As of December 31, 2021 and 2020, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,585.4	$5,561.1	1.68%		10.25
Subordinated notes, preferred shares, and other	317.6	249.9	N/A	(1)	10.41
Total	$5,903.0	$5,811.0

	As of December 31, 2020
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,442.2	$5,358.9	1.74%		10.36
Subordinated notes, preferred shares, and other	164.2	204.1	N/A	(1)	10.49
Total	$5,606.4	$5,563.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2021 and 2020, the fair value of the CLO assets was $6.7 billion and $6.3 billion, respectively.

7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2021	2020
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$4,087.8	$2,534.4
Accrued bonuses	521.4	469.6
Employment-based contingent cash consideration (1)	6.3	50.6
Accrued pension liability	27.4	41.8
Other (2)	312.1	126.2
Total	$4,955.0	$3,222.6
(1) The acquisition of the Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”, formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which is accounted for as compensation expense. See Note 3 to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for additional information on the Carlyle Aviation Partners acquisition.
(2) Includes $207.0 million and $31.5 million of realized performance allocations and incentive fee-related compensation not yet paid to participants as of December 31, 2021 and December 31, 2020, respectively.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Realized	$1,414.5	$337.2	$219.1
Unrealized	1,546.5	441.9	217.6
Total	$2,961.0	$779.1	$436.7
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2021 and 2020, the benefit obligation of those pension plans totaled approximately $96.3 million and $109.2 million, respectively. As of December 31, 2021 and 2020, the fair value of the plans’ assets was approximately $68.9 million and $67.4 million, respectively. At December 31, 2021 and 2020, the Company recognized a liability of $27.4 million and $41.8 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2021, 2020 and 2019, the net periodic benefit cost recognized was $6.1 million, $5.5 million and $3.6 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements. No other employees of the Company are covered by defined benefit pension plans.
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2021 (Dollars in millions):

Unfunded
Commitments
Global Private Equity	$3,567.1
Global Credit	307.1
Global Investment Solutions	256.7
Total	$4,130.9
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
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2021, there were no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
    From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment.  The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $11.9 million as of December 31, 2021.  The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
On September 3, 2019, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on loans made to eligible employees investing in Carlyle sponsored funds (the “Program”). The amount outstanding and guaranteed under the Program was immaterial as of December 31, 2021.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $30.2 million at December 31, 2021, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2021. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company has no unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2021 and 2020 related to giveback obligations. Any such receivables would be collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $153.3 million and $175.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2021 and 2020, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2021, approximately $14.1 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $16.1 million.
If, at December 31, 2021, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. In connection with the April 1, 2021 sale of Metropolitan Real Estate, the Company entered into a sublease agreement for a portion of its existing office space in New York. As a result of the sublease transaction, the Company recorded a lease impairment charge of $26.8 million during the year ended December 31, 2021, which was the excess of the carrying value of the associated lease right-of-use asset over its estimated fair value. The Company estimated the fair value using discounted cash flows from the estimated net sublease rental income. The impairment charge is included in general, administrative, and other expenses in the consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Year Ended December 31,
	2021	2020
Operating lease cost	$55.5	$47.8
Sublease income	(3.5)	(4.0)
Total operating lease cost	$52.0	$43.8

Cash paid for amounts included in the measurement of operating lease liabilities	$50.8	$57.8

Weighted-average remaining lease term	12.0	12.4
Weighted-average discount rate	4.1%	4.3%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2022	$65.2
2023	62.7
2024	58.2
2025	55.6
2026	54.0
Thereafter	381.6
Total lease payments	$677.3
Less imputed interest	(139.5)
Total lease liabilities	$537.8

Rent expense was approximately $55.5 million, $47.8 million and $48.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Company that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. It filed for insolvency protection in Guernsey in 2008 during the financial crisis. The Guernsey liquidators who took control of CCC in March 2008 pursued litigation against the Company, certain of its affiliates and the former directors of CCC (collectively, the “Carlyle Defendants”) in the Royal Court of Guernsey. The Carlyle Defendants prevailed in the litigation and also prevailed in the liquidator’s appeal of the trial court decision. On April 21, 2020, the parties executed a definitive settlement agreement to end further appeals. The liquidators paid the Company approximately £24.2 million to reimburse legal fees and expenses to defend the claims and the Company recognized $29.9 million as a reduction to general, administrative and other expenses in the accompanying consolidated statements of operations during the year ended December 31, 2020.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.0 million as of December 31, 2021) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes and subordinated notes, the

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 6.
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(Dollars in millions)
Accrued incentive fees	$12.2	$9.5
Notes receivable and accrued interest from affiliates	25.3	17.9
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	342.1	245.1
Total	$379.6	$272.5
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.03% as of December 31, 2021. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of December 31, 2021 also include interest-bearing loans of $18.2 million to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (versus an actual rate of 2.25% as of December 31, 2021) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

    Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(Dollars in millions)
Due to non-consolidated affiliates	$60.5	$49.2
Amounts owed under the tax receivable agreement	101.9	98.0
Deferred consideration for Carlyle Holdings units	200.5	266.7
Other	25.2	22.8
Total	$388.1	$436.7
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The first three annual installment

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
payments occurred in January 2020, January 2021, and January 2022. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates throughout the year based on budgeted business usage. When actual business use exceeds budgeted aircraft use, the Company makes additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeds the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, the Company receives reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments are calculated annually and payments or reimbursements are generally made after year-end. During the year ended December 31, 2021, the Company received net reimbursements of $1.1 million, and during the years ended December 31, 2020 and 2019, the Company made payments totaling $4.8 million and $8.1 million, respectively. Additionally, as of December 31, 2021, the Company recorded a receivable for other adjustments of $1.5 million from certain of the aircraft owners, which was subsequently received in January 2022. The accrual of aircraft fees is included in general, administrative, and other expenses in the consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from TCG BDC in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at TCG BDC’s option, 9.0% per annual payable in additional BDC Preferred Shares. During the year ended December 31, 2021 and 2020, the Company recorded $3.5 million and $2.3 million, respectively, for the cash dividends declared by TCG BDC, which is included in interest and other income in the consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $72.5 million and $60.0 million as of December 31, 2021 and 2020, respectively, and included in investments, including accrued performance allocations, in the consolidated balance sheets.
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

10. Income Taxes
Following the Conversion on January 1, 2020, all of the income before provision for income taxes attributable to The Carlyle Group Inc. is subject to U.S. federal, state, and local corporate income taxes. Prior to the Conversion, the Company was generally organized as a series of partnership entities pursuant to the United States Internal Revenue Code. As such, the

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Company was not responsible for the tax liability due on certain income earned prior to the Conversion. Such income was taxed at the unitholder and non-controlling interest holder level, and such income tax was the responsibility of the unitholders and paid at that level. Results through December 31, 2019 reflect the Company’s pre-Conversion status as a partnership.
The Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The Company recorded an estimated net deferred tax asset of $262.1 million related to this step-up in tax basis. The Conversion and subsequent exchange of Carlyle Holdings units for an equivalent number of shares of common stock of the Company also resulted in an estimated net reduction of the deferred tax asset of $388.1 million. Together with the estimated step-up in tax basis, the Conversion resulted in an estimated net reduction to the Company’s net deferred tax asset of $126.0 million. Of the $126.0 million net reduction in the net deferred tax asset of the Company resulting from the Conversion, $85.9 million of expense was recorded in the provision for income taxes and $40.1 million was recorded directly as a reduction to equity in the year ended December 31, 2020. Refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the tax impacts of the Conversion.
The income before provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
U.S. domestic income	$3,816.2	$439.5	$1,141.8
Foreign income	211.3	140.5	91.6
Total income before provision for income taxes	$4,027.5	$580.0	$1,233.4

The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current
Federal income tax	$351.3	$0.3	$1.0
State and local income tax	59.6	3.6	1.2
Foreign income tax	56.5	50.2	30.1
Total current	467.4	54.1	32.3
Deferred
Federal income tax	450.7	127.2	4.5
State and local income tax	48.9	15.8	(0.3)
Foreign income tax	15.3	0.1	12.5
Total deferred	514.9	143.1	16.7
Total provision for income taxes	$982.3	$197.2	$49.0
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income before provision for income taxes	$4,027.5	$580.0	$1,233.4
Provision for income taxes	$982.3	$197.2	$49.0
Effective income tax rate	24.39%	34.00%	3.97%

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to common unitholders and non-controlling interest holders (1)	(0.07)%	(2.02)%	(14.46)%
Equity-based compensation	(0.60)%	(3.09)%	(0.24)%
Foreign income taxes (2)	0.64%	4.76%	2.29%
State and local income taxes	2.35%	2.08%	1.46%
Valuation allowance	0.79%	(2.25)%	(1.32)%
Impact of change in tax status due to Conversion	—%	14.59%	—%
Unrecognized tax benefits	0.02%	1.64%	—%
Other adjustments (3)	0.26%	(2.71)%	(4.76)%
Effective income tax rate	24.39%	34.00%	3.97%
(1)Includes income that is not taxable to the Company and its subsidiaries.
(2)Includes the impact of foreign tax credits in 2021 and foreign tax deductions in 2020 and 2019.
(3)Includes (2.64)% related to the disposal of certain foreign subsidiaries in 2020, which resulted in the recognition of long-term capital losses.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the tax effects of the temporary differences:

	As of December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit carryforward	$22.0	$12.3
Federal net operating loss carryforward	—	22.0
State net operating loss carryforwards	5.9	8.3
Tax basis goodwill and intangibles	290.9	304.9
Depreciation and amortization	18.9	23.7
Deferred restricted stock unit compensation	31.4	20.7
Deferred consideration for Carlyle Holdings units (see Note 9)	—	0.6
Lease liabilities	113.4	100.1
Accrued compensation	883.6	549.1
Basis difference in investments	22.9	91.3
Other	118.2	107.1
Deferred tax assets before valuation allowance	1,507.2	1,240.1
Valuation allowance	(46.8)	(15.0)
Total deferred tax assets	$1,460.4	$1,225.1
Deferred tax liabilities (1)
Unrealized appreciation on investments	$1,804.9	$1,094.8
Lease right-of-use assets	85.0	79.6
Other	43.1	12.0
Total deferred tax liabilities	$1,933.0	$1,186.4
Net deferred tax assets (liabilities)	$(472.6)	$38.7

(1)As of December 31, 2021, $1,445.9 million of deferred tax assets were offset and presented as a single deferred tax liability amount on the Company’s consolidated balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction. As of December 31, 2020, $1,128.6 million of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Company’s consolidated balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.
The Company had $14.5 million and $96.5 million in deferred tax assets as of December 31, 2021 and 2020, respectively, which are offset with deferred tax liabilities where those assets and liabilities relate to the same tax jurisdiction. In 2021, the deferred tax assets resulted primarily from the carryforward of federal and state tax attributes, offset by a valuation allowance, and temporary differences between the financial statement and tax bases of assets and liabilities at the Company’s foreign sub-advisor entities. In 2020, these deferred tax assets resulted primarily from step-up in tax basis resulting from Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2), and reduced by temporary differences between the financial statement and tax bases of accrued performance allocations, net of related compensation. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

    The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income and the Company’s ability to claim a foreign tax credit (“FTC”). The Company continues to maintain a valuation allowance on certain state net operating losses for a corporate subsidiary with entity level state net operating losses that cannot be utilized by other group members. In addition, the Company continues to maintain a valuation allowance on the FTC carryforward earned in 2013 and forward and other deferred tax assets created in 2021 that are not expected to be realized due to federal limitations on its utilization. As of December 31, 2021 and 2020, the Company established a valuation allowance of $46.8 million and $15.0 million, respectively, with the net increase primarily due to the FTC carryforward and related deferred tax assets created offset by a release of the valuation allowance on

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
tax attribute carryforwards that were utilized or written off in 2021. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2021.
The Company has deferred tax liabilities of $487.1 million and $57.8 million as of December 31, 2021 and 2020, respectively, which are offset with deferred tax assets where those assets and liabilities relate to the same tax jurisdiction. These deferred tax liabilities primarily resulted from temporary differences between the financial statement and tax bases of accrued performance allocations. In 2021, these deferred tax liabilities were net of related compensation and offset by step-up in tax basis resulting from Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2). The Company adjusted its deferred tax assets and deferred tax liabilities for enacted changes in the tax rate in foreign jurisdictions, but the amount was not material to the consolidated financial statements.
As of December 31, 2021, the Company has cumulative state pre-tax net operating loss carryforwards of approximately $25.2 million, which will be available to offset future taxable income. If unused, a portion of the state carryforwards will begin to expire in 2022. Therefore, the Company recorded a valuation allowance on $2.1 million of the state net operating loss carryforwards. In addition, the Company has an FTC carryforward of $22.0 million, which relates to taxes paid in foreign jurisdictions. If unused, a portion will expire in 2023 and years forward. Therefore, the Company recorded a full valuation allowance of $22.0 million on the FTC carryforward.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2021, the Company’s U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2020. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record unrecognized tax benefits or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $30.4 million and $24.0 million as of December 31, 2021 and 2020, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $9.8 million and $6.8 million as of December 31, 2021 and 2020, related to interest and penalties associated with uncertain tax positions. If recognized, $26.8 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at January 1	$17.2	$10.1	$8.9
Additions based on tax positions related to current year	1.3	8.7	—
Additions for tax positions of prior years	2.6	—	1.9
Reductions for tax positions of prior years	(0.5)	(0.1)	—
Reductions due to lapse of statute of limitations	—	(0.6)	(0.7)
Reductions due to settlements	—	(0.9)	—
Balance at December 31	$20.6	$17.2	$10.1
The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$180.1	$1.2
Non-Carlyle interests in majority-owned subsidiaries	234.4	223.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	12.7	16.5
Non-controlling interests in consolidated entities	$427.2	$241.0

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$2.7	$8.1	$10.0
Non-Carlyle interests in majority-owned subsidiaries	55.1	16.5	20.6
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	12.7	10.0	6.0
Non-controlling interests in income of consolidated entities	$70.5	$34.6	$36.6

12. Earnings Per Common Share
    Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$2,974,700,000	$2,974,700,000	$348,200,000	$348,200,000	$345,300,000	$345,300,000
Weighted-average common shares outstanding	355,241,653	362,574,564	350,464,315	358,393,802	113,082,733	122,632,889
Net income per common share	$8.37	$8.20	$0.99	$0.97	$3.05	$2.82
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	355,241,653	355,241,653	350,464,315	350,464,315	113,082,733	113,082,733
Unvested restricted stock units	—	4,713,277	—	5,545,150	—	8,681,760
Issuable common shares and performance-vesting restricted stock units	—	2,619,634	—	2,384,337	—	868,396
Weighted-average common shares outstanding	355,241,653	362,574,564	350,464,315	358,393,802	113,082,733	122,632,889
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investment in NGP, performance-vesting restricted stock units and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 13 to the consolidated financial statements).
Prior to the Conversion, the Company also included contingently issuable Carlyle Holdings partnership units in the determination of dilutive weighted-average common shares. The Company applied the “if-converted” method to the vested

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

13. Equity
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
Carry Distributed in Shares Program
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. During the period from October 1, 2021 through December 31, 2021, the Company distributed 86,317 fully vested, newly issued common shares, related to previously accrued performance allocations and incentive fee related compensation of $4.8 million. The Company will distribute an additional $31.3 million in fully vested, newly issued shares subsequent to December 31, 2021 related to realized performance allocations and incentive fee compensation recognized during the period from October 1, 2021 through December 31, 2021.
    Stock Repurchase Program
    In December 2018, the Board of Directors of the Company authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units, which was reauthorized in January 2020 by the Board of Directors with regard to the Company’s common stock in connection with the Conversion. In February 2021, the Board of Directors replenished the repurchase program to its limit of $200 million of common stock from its maximum remaining purchase amount of $139.1 million. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2021, the Company paid an aggregate of $161.8 million to repurchase and retire 3.2 million shares with all of the repurchases done via open market and brokered transactions. As of December 31, 2021, $38.2 million of repurchase capacity remained under the program. In October 2021, the Board of Directors authorized the repurchase of up to $400 million of common stock, which will replace the authorization provided in February 2021 effective January 1, 2022.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 12, 2020	May 19, 2020	$0.25	$87.2
August 11, 2020	August 18, 2020	0.25	88.3
November 10, 2020	November 17, 2020	0.25	88.4
February 16, 2021	February 23, 2021	0.25	88.7
Total 2020 Dividend Year		$1.00	$352.6

May 11, 2021	May 19, 2021	$0.25	$88.7
August 10, 2021	August 17, 2021	0.25	89.3
November 9, 2021	November 17, 2021	0.25	89.1
February 15, 2022	February 23, 2022	0.25	89.5
Total 2021 Dividend Year		$1.00	$356.6

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

14. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. Prior to June 1, 2021, the Equity Incentive Plan contained a provision which automatically increased the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2021, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 35,352,057. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed the provision providing for the automatic increase and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of December 31, 2021, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 15,636,767. This amount does not include restricted stock units granted in February 2022 or the issuance of common shares in January and February 2022 related to the carry distributed in shares program (see Note 13).
Common Shares
In connection with its strategic investment in NGP, the Company agreed to grant common shares on each of February 1, 2019 and 2020 with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to grant common shares on an annual basis with a value not to exceed based $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the Company accounts for its investment in NGP under the equity method of accounting, the fair value of the shares is recognized as a reduction to principal investment income. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.2 million, $8.8 million and $8.1 million, respectively, as a reduction to principal investment income related to these shares.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units were held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vested ratably over a six-year period. The unvested Carlyle Holdings partnership units were accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units were charged to equity-based compensation expense on a straight-line basis over the required service period. The Company recorded equity-based compensation expense associated with these awards of $0.2 million for the year ended December 31, 2019. No tax benefits were recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units did not result in a tax deduction to the corporate taxpayers. As of December 31, 2019, all of these awards were vested.
Restricted Stock Units
The deferred restricted stock units are unvested when granted and vest ratably over a service period, which generally ranges from six months to four years. The grant-date fair value of the deferred restricted stock units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that ranges from 0% to 20.0%, as these unvested awards do not participate in any dividends. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The Company recorded compensation expense of $163.1 million, $105.0 million and $139.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, with $33.4 million, $26.0 million and $13.7 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2021, 2020 and 2019. The net impact of the addition/(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for units that vested was $10.0 million, $(4.8) million and $(4.7) million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the deferred tax asset related to equity-based compensation increased by $15.5 million during the year ended December 31, 2020 as a result of the exchange of Carlyle Holdings units in the Conversion, as equity-based compensation previously attributable to non-controlling interests is now attributable to the Company (see Note 10). As of December 31, 2021, the total unrecognized equity-based compensation expense related to unvested deferred restricted stock units is $293.8 million, which is expected to be recognized over a weighted-average term of 2.3 years.
    The expense associated with the deferred restricted stock units granted to NGP personnel are recognized as a reduction of the Company’s investment income in NGP Management. Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $5.2 million, $6.0 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The vesting of deferred restricted stock units creates taxable income for the Company’s employees in certain jurisdictions. Accordingly, the employees may elect to engage the Company’s equity plan service provider to sell sufficient common shares and generate proceeds to cover their minimum tax obligations.
During 2021, the Company granted 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years across a number of the Company’s employees. Compensation cost will be recognized over the requisite service period if it is probable that the performance condition will be satisfied.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2021 and a summary of changes from December 31, 2018 through December 31, 2021, are presented below:

	Carlyle Holdings		The Carlyle Group, Inc.
			Equity Settled Awards
Unvested Shares	Partnership Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2018	9,387	$28.26	19,123,700	$18.73	400,528	$24.97
Granted	—	$—	6,196,319	$15.73	547,973	$18.25
Vested	9,387	$28.26	9,903,260	$19.35	160,211	$24.97
Forfeited	—	$—	794,600	$17.82	—	$—
Balance, December 31, 2019	—	$—	14,622,159	$17.09	788,290	$20.30
Granted	—	$—	3,450,355	$29.40	299,401	$33.40
Vested	—	$—	7,112,767	$17.36	339,347	$20.63
Forfeited	—	$—	2,436,665	$19.03	—	$—
Balance, December 31, 2020	—	$—	8,523,082	$21.70	748,344	$25.39
Granted (2)	—	$—	11,207,062	$31.64	291,396	$32.93
Vested	—	$—	4,625,457	$22.64	404,310	$24.73
Forfeited	—	$—	329,036	$31.02	—	$—
Balance, December 31, 2021	—	$—	14,775,651	$30.70	635,430	$29.27
(1) Includes shares issued in connection with the Company’s strategic investment in NGP.
(2) Includes 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years across a number of the Company’s employees.
15. Segment Reporting
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
Global Investment Solutions – The Global Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also included Metropolitan Real Estate, a global manager of real estate fund of funds and related co-investment and secondary activities, prior to its sale on April 1, 2021.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
     Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2021:

	December 31, 2021 and the Year Then Ended
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,111.8	$357.6	$228.4	$1,697.8
Portfolio advisory and transaction fees, net and other	34.3	62.2	0.5	97.0
Total fund level fee revenues	1,146.1	419.8	228.9	1,794.8
Realized performance revenues	2,757.8	(6.0)	186.8	2,938.6
Realized principal investment income	167.8	31.9	9.8	209.5
Interest income	1.4	5.6	0.2	7.2
Total revenues	4,073.1	451.3	425.7	4,950.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	546.2	237.1	108.2	891.5
Realized performance revenues related compensation	1,243.6	(2.7)	168.1	1,409.0
Total compensation and benefits	1,789.8	234.4	276.3	2,300.5
General, administrative, and other indirect expenses	172.5	63.1	32.0	267.6
Depreciation and amortization expense	25.1	8.0	4.5	37.6
Interest expense	63.8	26.1	10.8	100.7
Total expenses	2,051.2	331.6	323.6	2,706.4
Distributable Earnings	$2,021.9	$119.7	$102.1	$2,243.7
(-) Realized net performance revenues	1,514.2	(3.3)	18.7	1,529.6
(-) Realized principal investment income	167.8	31.9	9.8	209.5
(+) Net interest	62.4	20.5	10.6	93.5
(=) Fee Related Earnings	$402.3	$111.6	$84.2	$598.1
Segment assets as of December 31, 2021	$10,282.4	$2,206.6	$2,009.2	$14,498.2

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended December 31, 2019:

	Year Ended December 31, 2019
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables reconcile the Total Segments to the Company’s Total Assets and Income (Loss) Before Provision for Income Taxes as of and for the years ended December 31, 2021 and 2020:

	December 31, 2021 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,950.1	$253.2	$3,578.8	(a)	$8,782.1
Expenses	$2,706.4	$217.8	$1,832.9	(b)	$4,757.1
Other income	$—	$2.5	$—	(c)	$2.5
Distributable earnings	$2,243.7	$37.9	$1,745.9	(d)	$4,027.5
Total assets	$14,498.2	$6,948.0	$(195.8)	(e)	$21,250.4

	December 31, 2020 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,289.5	$226.8	$418.3	(a)	$2,934.6
Expenses	$1,527.4	$206.2	$599.7	(b)	$2,333.3
Other income	$—	$(21.3)	$—	(c)	$(21.3)
Distributable earnings	$762.1	$(0.7)	$(181.4)	(d)	$580.0
Total assets	$9,527.4	$6,294.6	$(177.2)	(e)	$15,644.8
The following table reconciles the Total Segments to the Company’s Income Before Provision for Income Taxes for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,110.1	$199.2	$1,067.7	(a)	$3,377.0
Expenses	$1,463.5	$165.6	$490.6	(b)	$2,119.7
Other income	$—	$(23.9)	$—	(c)	$(23.9)
Distributable earnings	$646.6	$9.7	$577.1	(d)	$1,233.4

(a)The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (loss) (including Fortitude), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Unrealized performance revenues	$3,155.6	$1,031.0	$267.8
Unrealized principal investment income	351.8	(556.2)	590.9
Adjusted unrealized principal investment income from investment in Fortitude	—	(104.4)	140.9
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(13.7)	(15.3)	(16.2)
Tax expense associated with certain foreign performance revenues	0.2	0.5	0.3
Non-controlling interests and other adjustments to present certain costs on a net basis	159.6	96.6	117.5
Elimination of revenues of Consolidated Funds	(74.7)	(33.9)	(33.5)
	$3,578.8	$418.3	$1,067.7

    The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$1,794.8	$1,616.1	$1,624.4
Adjustments (1)	(127.3)	(130.1)	(148.2)
Carlyle Consolidated - Fund management fees	$1,667.5	$1,486.0	$1,476.2

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Unrealized performance revenues related compensation	$1,549.4	$432.3	$225.5
Equity-based compensation	172.9	116.6	151.5
Acquisition related charges and amortization of intangibles and impairment	37.7	38.1	52.0
Tax expense associated with certain foreign performance revenues related compensation	(17.3)	(8.4)	(14.3)
Non-controlling interests and other adjustments to present certain costs on a net basis	78.5	55.8	75.0
Debt extinguishment costs	10.2	—	0.1
Right-of-use asset impairment	26.8	—	—
Other adjustments including severance and C-Corp. conversion costs in 2020 and 2019	14.2	8.0	34.6
Elimination of expenses of Consolidated Funds	(39.5)	(42.7)	(33.8)
	$1,832.9	$599.7	$490.6

(c)    The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)    The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income before provision for income taxes	$4,027.5	$580.0	$1,233.4
Adjustments:
Net unrealized performance revenues	(1,606.2)	(598.7)	(42.3)
Unrealized principal investment (income) loss(1)	(351.8)	556.2	(590.9)
Adjusted unrealized principal investment (income) loss from investment in Fortitude(2)	—	104.4	(140.9)
Equity-based compensation(3)	172.9	116.6	151.5
Acquisition related charges, including amortization of intangibles and impairment	37.7	38.1	52.0
Net income attributable to non-controlling interests in consolidated entities	(70.5)	(34.6)	(36.6)
Tax expense associated with certain foreign performance revenues	(17.1)	(7.9)	(14.3)
Debt extinguishment costs	10.2	—	0.1
Right-of-use impairment	26.8	—	—
Other adjustments including severance and C-Corp. conversion costs in 2020 and 2019	14.2	8.0	34.6
Distributable Earnings	$2,243.7	$762.1	$646.6
Realized performance revenues, net of related compensation(4)	1,529.6	246.3	164.1
Realized principal investment income(4)	209.5	73.0	87.0
Net interest	93.5	76.9	57.3
Fee Related Earnings	$598.1	$519.7	$452.8

(1) Adjustments to unrealized principal investment income (loss) during the year ended December 31, 2020 are inclusive of $211.8 million of unrealized gains, resulting from changes in the fair value of embedded derivatives related to certain reinsurance contracts included in Fortitude’s U.S. GAAP financial statements prior to the contribution of the Company’s investment in Fortitude to Carlyle FRL on June 2, 2020. At the time of the contribution of the Company’s investment to Carlyle FRL, the Company began accounting for its investment under the equity method based on its net asset value in the fund, which is an investment company that accounts for its investment in Fortitude at fair value.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

(2) Adjusted unrealized principal investment income (loss) from the investment in Fortitude represents 19.9% of Fortitude’s estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of the Company’s investment in Fortitude to Carlyle FRL on June 2, 2020.

(3) Equity-based compensation for the years ended December 31, 2021, 2020 and 2019 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP consolidated statements of operations.

    (4)    See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2021
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$6,084.6	$(3,146.0)	$2,938.6
Performance revenues related compensation expense	2,961.0	(1,552.0)	1,409.0
Net performance revenues	$3,123.6	$(1,594.0)	$1,529.6
Principal investment income (loss)	$637.3	$(427.8)	$209.5

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

	Year Ended December 31, 2019
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$799.1	$(424.8)	$374.3
Performance revenues related compensation expense	436.7	(226.5)	210.2
Net performance revenues	$362.4	$(198.3)	$164.1
Principal investment income (loss)	$769.3	$(682.3)	$87.0

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2021
Americas(1)	$5,434.6	62%	$10,874.2	51%
EMEA(2)	2,629.3	30%	8,920.4	42%
Asia-Pacific(3)	718.2	8%	1,455.8	7%
Total	$8,782.1	100%	$21,250.4	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2020
Americas(1)	$1,787.7	61%	$7,758.8	50%
EMEA(2)	622.3	21%	6,807.0	43%
Asia-Pacific(3)	524.6	18%	1,079.0	7%
Total	$2,934.6	100%	$15,644.8	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2019
Americas(1)	$2,265.9	67%	$6,616.8	48%
EMEA(2)	815.3	24%	6,471.9	47%
Asia-Pacific(3)	295.8	9%	720.1	5%
Total	$3,377.0	100%	$13,808.8	100%

(1)Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
16. Subsequent Events
In February 2022, the Board of Directors declared a dividend of $0.25 per common share to common stockholders of record at the close of business on February 15, 2022, payable on February 23, 2022.
In February 2022, the Company’s Global Credit platform agreed to acquire a diversified portfolio of triple net leases for an enterprise value of $3 billion through a Carlyle-affiliated investment fund. The investment fund’s acquisition of the portfolio will be funded using $2 billion in debt and $1 billion in equity. The debt is non-recourse to the Company and Carlyle, as general partner of the investment fund, will contribute up to $200 million as a minority interest balance sheet investment. The transaction is expected to close in the first quarter of 2022.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of December 31, 2021 and 2020 and results of operations for the years ended December 31, 2021, 2020 and 2019. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,469.5	$—	$—	$2,469.5
Cash and cash equivalents held at Consolidated Funds	—	147.8	—	147.8
Restricted cash	5.6	—	—	5.6
Investments, including performance allocations of $8,133.0	11,022.5	—	(190.5)	10,832.0
Investments of Consolidated Funds	—	6,661.0	—	6,661.0
Due from affiliates and other receivables, net	384.9	—	(5.3)	379.6
Due from affiliates and other receivables of Consolidated Funds, net	—	138.8	—	138.8
Fixed assets, net	143.9	—	—	143.9
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	61.3	0.4	—	61.7
Intangible assets, net	34.9	—	—	34.9
Deferred tax assets	14.5	—	—	14.5
Total assets	$14,498.2	$6,948.0	$(195.8)	$21,250.4
Liabilities and equity
Debt obligations	$2,071.6	$—	$—	$2,071.6
Loans payable of Consolidated Funds	—	5,890.0	—	5,890.0
Accounts payable, accrued expenses and other liabilities	379.7	—	—	379.7
Accrued compensation and benefits	4,955.0	—	—	4,955.0
Due to affiliates	388.1	—	—	388.1
Deferred revenue	120.8	—	—	120.8
Deferred tax liabilities	487.1	—	—	487.1
Other liabilities of Consolidated Funds	—	684.0	(0.1)	683.9
Lease liabilities	537.8	—	—	537.8
Accrued giveback obligations	30.2	—	—	30.2
Total liabilities	8,970.3	6,574.0	(0.1)	15,544.2
Common stock	3.6	—	—	3.6
Additional paid-in capital	2,717.6	198.6	(198.6)	2,717.6
Retained earnings	2,805.3	—	—	2,805.3
Accumulated other comprehensive income (loss)	(245.7)	(4.7)	2.9	(247.5)
Non-controlling interests in consolidated entities	247.1	180.1	—	427.2
Total equity	5,527.9	374.0	(195.7)	5,706.2
Total liabilities and equity	$14,498.2	$6,948.0	$(195.8)	$21,250.4

	As of December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$987.6	$—	$—	$987.6
Cash and cash equivalents held at Consolidated Funds	—	148.6	—	148.6
Restricted cash	2.0	—	—	2.0
Investments, including performance allocations of $4,968.6 million	7,551.7	—	(170.8)	7,380.9
Investments of Consolidated Funds	—	6,056.9	—	6,056.9
Due from affiliates and other receivables, net	278.9	—	(6.4)	272.5
Due from affiliates and other receivables of Consolidated Funds, net	—	89.1	—	89.1
Fixed assets, net	149.2	—	—	149.2
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	51.7	—	—	51.7
Intangible assets, net	48.7	—	—	48.7
Deferred tax assets	96.5	—	—	96.5
Total assets	$9,527.4	$6,294.6	$(177.2)	$15,644.8
Liabilities and equity
Debt obligations	$1,970.9	$—	$—	$1,970.9
Loans payable of Consolidated Funds	—	5,563.0	—	5,563.0
Accounts payable, accrued expenses and other liabilities	286.3	—	—	286.3
Accrued compensation and benefits	3,222.6	—	—	3,222.6
Due to affiliates	436.7	—	—	436.7
Deferred revenue	89.0	—	—	89.0
Deferred tax liabilities	57.8	—	—	57.8
Other liabilities of Consolidated Funds	—	556.1	—	556.1
Lease liabilities	513.5	—	—	513.5
Accrued giveback obligations	18.7	—	—	18.7
Total liabilities	6,595.5	6,119.1	—	12,714.6
Common stock	3.5	—	—	3.5
Additional paid-in capital	2,546.2	167.6	(167.6)	2,546.2
Retained earnings	348.2	—	—	348.2
Accumulated other comprehensive loss	(205.8)	6.7	(9.6)	(208.7)
Non-controlling interests in consolidated entities	239.8	1.2	—	241.0
Total equity	2,931.9	175.5	(177.2)	2,930.2
Total liabilities and equity	$9,527.4	$6,294.6	$(177.2)	$15,644.8

	Year Ended December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,691.5	$—	$(24.0)	$1,667.5
Incentive fees	48.8	—	—	48.8
Investment income
Performance allocations	6,084.6	—	—	6,084.6
Principal investment income	666.0	—	(28.7)	637.3
Total investment income	6,750.6	—	(28.7)	6,721.9
Interest and other income	112.7	—	(22.0)	90.7
Interest and other income of Consolidated Funds	—	253.2	—	253.2
Total revenues	8,603.6	253.2	(74.7)	8,782.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	908.0	—	—	908.0
Equity-based compensation	163.1	—	—	163.1
Performance allocations and incentive fee related compensation	2,961.0	—	—	2,961.0
Total compensation and benefits	4,032.1	—	—	4,032.1
General, administrative and other expenses	431.9	—	(0.2)	431.7
Interest	113.3	—	—	113.3
Interest and other expenses of Consolidated Funds	—	217.8	(39.3)	178.5
Other non-operating expenses	1.5	—	—	1.5
Total expenses	4,578.8	217.8	(39.5)	4,757.1
Other income
Net investment gains of Consolidated Funds	—	2.5	—	2.5
Income before provision for income taxes	4,024.8	37.9	(35.2)	4,027.5
Provision for income taxes	982.3	—	—	982.3
Net income	3,042.5	37.9	(35.2)	3,045.2
Net income attributable to non-controlling interests in consolidated entities	67.8	—	2.7	70.5
Net income attributable to The Carlyle Group Inc.	$2,974.7	$37.9	$(37.9)	$2,974.7

	Year Ended December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,513.6	$—	$(27.6)	$1,486.0
Incentive fees	37.0	—	—	37.0
Investment income
Performance allocations	1,635.9	—	—	1,635.9
Principal investment loss	(546.4)	—	5.7	(540.7)
Total investment income	1,089.5	—	5.7	1,095.2
Interest and other income	101.6	—	(12.0)	89.6
Interest and other income of Consolidated Funds	—	226.8	—	226.8
Total revenues	2,741.7	226.8	(33.9)	2,934.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	849.6	—	—	849.6
Equity-based compensation	105.0	—	—	105.0
Performance allocations and incentive fee related compensation	779.1	—	—	779.1
Total compensation and benefits	1,733.7	—	—	1,733.7
General, administrative and other expenses	349.3	—	—	349.3
Interest	94.0	—	—	94.0
Interest and other expenses of Consolidated Funds	—	206.2	(42.7)	163.5
Other non-operating income	(7.2)	—	—	(7.2)
Total expenses	2,169.8	206.2	(42.7)	2,333.3
Other income (loss)
Net investment losses of Consolidated Funds	—	(21.3)	—	(21.3)
Income (loss) before provision for income taxes	571.9	(0.7)	8.8	580.0
Provision for income taxes	197.2	—	—	197.2
Net income (loss)	374.7	(0.7)	8.8	382.8
Net income attributable to non-controlling interests in consolidated entities	26.5	—	8.1	34.6
Net income (loss) attributable to The Carlyle Group Inc.	348.2	(0.7)	0.7	348.2

	Year Ended December 31, 2019
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,497.7	$—	$(21.5)	$1,476.2
Incentive fees	35.9	—	—	35.9
Investment income
Performance allocations	799.1	—	—	799.1
Principal investment income	755.0	—	14.3	769.3
Total investment income	1,554.1	—	14.3	1,568.4
Interest and other income	123.6	—	(26.3)	97.3
Interest and other income of Consolidated Funds	—	199.2	—	199.2
Total revenues	3,211.3	199.2	(33.5)	3,377.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	833.4	—	—	833.4
Equity-based compensation	140.0	—	—	140.0
Performance allocations and incentive fee related compensation	436.7	—	—	436.7
Total compensation and benefits	1,410.1	—	—	1,410.1
General, administrative and other expenses	494.4	—	—	494.4
Interest	82.1	—	—	82.1
Interest and other expenses of Consolidated Funds	—	165.6	(33.8)	131.8
Other non-operating expenses	1.3	—	—	1.3
Total expenses	1,987.9	165.6	(33.8)	2,119.7
Other income (loss)
Net investment losses of Consolidated Funds	—	(23.9)	—	(23.9)
Income before provision for income taxes	1,223.4	9.7	0.3	1,233.4
Provision for income taxes	49.0	—	—	49.0
Net income	1,174.4	9.7	0.3	1,184.4
Net income attributable to non-controlling interests in consolidated entities	26.6	—	10.0	36.6
Net income attributable to Carlyle Holdings	1,147.8	9.7	(9.7)	1,147.8
Net loss attributable to non-controlling interests in Carlyle Holdings	766.9	—	—	766.9
Net income attributable to The Carlyle Group L.P.	380.9	9.7	(9.7)	380.9
Net income attributable to Series A Preferred Unitholders	19.1	—	—	19.1
Series A Preferred Units redemption premium	16.5	—	—	16.5
Net income attributable to The Carlyle Group L.P. Common Unitholders	$345.3	$9.7	$(9.7)	$345.3

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash flows from operating activities
Net income	$3,042.5	$374.7	$1,174.4
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	52.0	52.1	65.6
Equity-based compensation	163.1	105.0	140.0
Right-of-use asset impairment, net of broker fees	24.8	—	—
Non-cash performance allocations and incentive fees	(1,670.7)	(631.8)	(271.8)
Non-cash principal investment income	(628.9)	568.0	(647.9)
Other non-cash amounts	29.1	(2.9)	24.8
Purchases of investments	(384.5)	(397.4)	(350.2)
Proceeds from the sale of investments	708.3	332.1	421.0
Payments of contingent consideration	(48.0)	—	—
Change in deferred taxes, net	508.4	134.5	13.9
Change in due from affiliates and other receivables	(25.1)	1.2	49.8
Change in deposits and other	(12.5)	(2.0)	(6.0)
Change in accounts payable, accrued expenses and other liabilities	105.7	(4.0)	(43.7)
Change in accrued compensation and benefits	239.0	210.1	51.5
Change in due to affiliates	0.2	(29.2)	24.7
Change in lease right-of-use asset and lease liability	4.5	(9.8)	(16.9)
Change in deferred revenue	35.1	16.2	(37.9)
Net cash provided by operating activities	2,143.0	716.8	591.3
Cash flows from investing activities
Purchases of fixed assets, net	(41.4)	(61.2)	(27.8)
Proceeds from sale of MRE, net of cash sold	5.9	—	—
Proceeds from sale of Brazil management entity, net of cash sold	3.3	—	—
Net cash used in investing activities	(32.2)	(61.2)	(27.8)
Cash flows from financing activities
Borrowings under credit facilities	70.0	294.1	92.7
Repayments under credit facilities	(70.0)	(329.9)	(56.9)
Issuance of 3.500% senior notes due 2029, net of financing costs	—	—	420.6
Issuance of 4.625% subordinated notes due 2061, net of financing costs	484.1	—	—
Repurchase of 3.875% senior notes due 2023	(259.9)	—	—
Repayment of term loan	—	—	(25.0)
Proceeds from debt obligations	111.7	20.5	41.0
Payments on debt obligations	(232.5)	(3.8)	(45.2)
Payments of contingent consideration	(0.1)	(0.3)	(0.2)
Redemption of preferred units	—	—	(405.4)
Dividends to common stockholders	(355.8)	(351.3)	(154.8)
Distributions to preferred unitholders	—	—	(17.6)
Distributions to non-controlling interest holders in Carlyle Holdings	—	—	(313.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	—
Contributions from non-controlling interest holders	19.4	31.0	57.8
Distributions to non-controlling interest holders	(74.5)	(76.8)	(62.3)
Common shares issued for carry distributed in shares program	4.8	—	—
Common shares repurchased	(161.8)	(26.4)	(34.5)
Change in due to/from affiliates financing activities	(68.7)	0.7	129.3
Net cash used in financing activities	(602.1)	(511.0)	(373.9)
Effect of foreign exchange rate changes	(23.2)	17.0	0.1
Increase in cash, cash equivalents and restricted cash	1,485.5	161.6	189.7
Cash, cash equivalents and restricted cash, beginning of period	989.6	828.0	638.3
Cash, cash equivalents and restricted cash, end of period	$2,475.1	$989.6	$828.0
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,469.5	$987.6	$793.4
Restricted cash	5.6	2.0	34.6
Total cash, cash equivalents and restricted cash, end of period	$2,475.1	$989.6	$828.0

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
Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
    Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

    Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our audit committee, executive officers and corporate governance will be in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Form 10-K by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2022 Proxy Statement under the caption “Compensation Matters” and is incorporated in this Form 10-K by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2022 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated in this Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated in this Form 10-K by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2022 Proxy Statement under the caption “Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2022” and is incorporated in this Form 10-K by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report
    1. Financial Statements

    3. Exhibits
        A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    Under Rule 3-09 of Regulation S-X, we are required to file separate financial statements of FGH Parent, L.P. (“FGH Parent”) for the years ended December 31, 2021, 2020 and 2019. These separate financial statements are required to be audited only for periods in which FGH Parent is significant based on the applicable significance tests set forth in Rule 1-02(w) of Regulation S-X. Accordingly, the separate financial statements of FGH Parent will contain unaudited financial statements for the year ended December 31, 2021 and audited financial statements for the years ended December 31, 2020 and 2019. We expect to file those financial statements by amendment to our Annual Report on Form 10-K on or before March 31, 2022 as permitted by Item 3-09(b)(1) of Regulation S-X.

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

4.2
First Supplemental Indenture dated as of March 28, 2013 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

4.3	Form of 5.625% Senior Note due 2043 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

4.4
Second Supplemental Indenture dated as of March 10, 2014 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2014).

Exhibit No.	Description

4.5
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

4.6
Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.7
First Supplemental Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.8
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

4.9	Form of 5.650% Senior Note due 2048 (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.10
Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.11
First Supplemental Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.12	Form of 3.500% Senior Notes due 2029 (included in Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.13
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

4.14	Description of Capital Stock (incorporated by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K filed on February 12, 2020).

4.15
Subordinated Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.16
First Supplemental Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.17	Form of 4.625% Subordinated Note due 2061 (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.18
Second Supplemental Indenture dated as of June 8, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 8, 2021).

10.1
Tax Receivable Agreement, dated as of May 2, 2012, by and among The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

Exhibit No.	Description

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

10.5	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to The Carlyle Group Inc. Current Report on Form 8-K filed on June 1, 2021).

10.6+	Noncompetition Agreement with William E. Conway, Jr. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.7+	Noncompetition Agreement with Daniel A. D’Aniello (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.8+	Noncompetition Agreement with David M. Rubenstein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.9+
Stockholder Agreement by and between the Corporation and William E. Conway, Jr., dated as of January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.10+
Stockholder Agreement by and between the Corporation and Daniel A. D'Aniello, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.11+
Stockholder Agreement by and between the Corporation and David M. Rubenstein, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.12
Note And Unit Subscription Agreement, dated as of December 16, 2010, by and among TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TCG Holdings, L.L.C., TCG Holdings Cayman, L.P., TCG Holdings II, L.P., TCG Holdings Cayman II, L.P., Fortieth Investment Company L.L.C., MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd., and Five Overseas Investment L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.13
Amended and Restated Office Lease by and between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C., dated as of June 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 1, 2018).

10.14
Non-Exclusive Aircraft Lease Agreement dated as of December 11, 2018 by and between KZ Partners, Inc. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 13, 2019).

10.15
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Delaware) (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.16
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Cayman Islands) (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

Exhibit No.	Description

10.17
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

10.18+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 12, 2020).

10.19+	Employment Agreement of Kewsong Lee, dated as of October 23, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 15, 2018).

10.19.1+
Amendment to Employment Agreement of Kewsong Lee, dated as of January 1, 2020 (incorporated by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.20+	Form of Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.21+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021).

10.22+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Co-Chief Executive Officers Granted in February 2018 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.23+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2019 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.24+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2020 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020).

10.25+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.26+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015).

10.27
Form of Global Restricted Stock Unit Agreement for Strategic Equity Time-Vesting RSUs for Other Executive Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

10.28
Form of Global Restricted Stock Unit Agreement for Strategic Equity Performance-Vesting RSUs for Executive Officers (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

21.1*	Subsidiaries of the Registrant.

22*	Senior and Subordinated Notes, Issuers and Guarantors

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: February 10, 2022

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kewsong Lee and Curtis L. Buser, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of The Carlyle Group Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February 2022.

Signature	Title
/s/ Kewsong Lee Kewsong Lee	Chief Executive Officer and Director (principal executive officer)

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Founder, Co-Chairman (non-executive) and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Founder, Chairman Emeritus (non-executive) and Director

/s/ David M. Rubenstein David M. Rubenstein	Founder, Co-Chairman (non-executive) and Director

/s/ Peter J. Clare Peter J. Clare	Chief Investment Officer for Corporate Private Equity, Chairman of the Americas and Director

/s/ Lawton Fitt Lawton Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Derica Rice Derica Rice	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)