Form 10-K/A
period 2021-12-31
Carlyle Group Inc.
filed 2022-03-02
CIK 1527166

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

EXPLANATORY NOTE
The Carlyle Group Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company”, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed on February 10, 2022 (the “Form 10-K”), to provide financial statements for FGH Parent, L.P. (“FGH Parent”, the successor partnership to Fortitude Group Holdings, LLC), pursuant to Rule 3-09 of Regulation S-X as of and for the years ended December 31, 2021, 2020 and 2019. FGH Parent, along with its predecessor, was significant under Rule 3-09 for the years ended December 31, 2020 and 2019, but not for the year ended December 31, 2021. As a result, under Rule 3-09, we have included in this Amendment unaudited financial statements for 2021 and audited financial statements for 2020 and 2019. In accordance with Rule 3-09(b), these financial statements of FGH Parent are being filed as an amendment to the Form 10-K as Exhibit 99.1 included in Part IV, Item 15 of this filing.
Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the Securities and Exchange Commission.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report
    1. Financial Statements

    3. Exhibits
        A list of exhibits required to be filed or furnished as part of this Amendment is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    The unaudited financial statements for the year ended December 31, 2021 and audited financial statements for the years ended December 31, 2020 and 2019 of FGH Parent, L.P. included in Exhibit 99.1 are filed as part of Item 15 of Amendment No. 1 to the Company’s Annual Report filed on March 2, 2022 and should be read in conjunction with the Company’s consolidated financial statements.
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

4.14*	Description of Securities.

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

Exhibit No.	Description
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

21.1†	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

Exhibit No.	Description
22†	Senior and Subordinated Notes, Issuers and Guarantors (incorporated by reference to Exhibit 22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

23.1†	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1†	Power of Attorney (incorporated by reference to the signature page of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

31.1†
Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a) (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

31.2†
Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a) (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a - 14(a).

31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a - 14(a).

32.1†
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

32.2†
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022).

32.3*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of FGH Parent, L.P. as of and for the Year Ended December 31, 2021.

104*	The cover page from The Carlyle Group Inc.’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL.
*    Filed herewith
+    Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
†    Previously filed or furnished, as applicable, with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on February 10, 2022, which is being amended hereby.
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
Date: March 2, 2022

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer