Form 10-Q
period 2022-03-31
Carlyle Group Inc.
filed 2022-04-28
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
As of April 27, 2022, there were 361,666,609 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on February 10, 2022, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
    Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals. When we refer to the “Carlyle Holdings partnerships” or “Carlyle Holdings”, we are referring to Carlyle Holdings I L.P., Carlyle Holdings II L.P., and Carlyle Holdings III L.P., which prior to the Conversion were the holding partnerships through which the Company and our senior Carlyle professionals and other holders of Carlyle Holdings partnership units owned their respective interests in our business.
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
    “Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:

•Global Private Equity: Buyout, middle market and growth capital, real estate, infrastructure and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)

•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain funds advised by NGP in which Carlyle is not entitled to receive a share of carried interest (or “NGP Predecessor Funds”), collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside a carry fund.

    For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Our Family of Funds.”
“Fortitude” refers to Fortitude Group Holdings, LLC (“Fortitude Holdings”) prior to October 1, 2021 and to FGH Parent, L.P. (“FGH Parent”) as of October 1, 2021. On October 1, 2021, the owners of Fortitude Holdings contributed their interests to FGH Parent such that FGH Parent became the direct parent of Fortitude Holdings. Fortitidue Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information regarding the Company’s strategic investment in Fortitude.
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,290.2	$2,469.5
Cash and cash equivalents held at Consolidated Funds	168.9	147.8
Restricted cash	0.6	5.6
Investments, including accrued performance allocations of $8,504.8 million and $8,133.0 million as of March 31, 2022 and December 31, 2021, respectively	11,923.0	10,832.0
Investments of Consolidated Funds	6,412.6	6,661.0
Due from affiliates and other receivables, net	364.8	379.6
Due from affiliates and other receivables of Consolidated Funds, net	141.5	138.8
Fixed assets, net	145.2	143.9
Lease right-of-use assets, net	350.8	361.1
Deposits and other	101.3	61.7
Intangible assets, net	820.1	34.9
Deferred tax assets	17.4	14.5
Total assets	$21,736.4	$21,250.4
Liabilities and equity
Debt obligations	$2,255.0	$2,071.6
Loans payable of Consolidated Funds	5,715.8	5,890.0
Accounts payable, accrued expenses and other liabilities	365.4	379.7
Accrued compensation and benefits	4,542.6	4,955.0
Due to affiliates	332.9	388.1
Deferred revenue	373.7	120.8
Deferred tax liabilities	595.6	487.1
Other liabilities of Consolidated Funds	636.1	683.9
Lease liabilities	524.6	537.8
Accrued giveback obligations	40.4	30.2
Total liabilities	15,382.1	15,544.2
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (361,664,727 and 355,367,876 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	3.6	3.6
Additional paid-in-capital	2,982.4	2,717.6
Retained earnings	3,207.0	2,805.3
Accumulated other comprehensive loss	(283.0)	(247.5)
Non-controlling interests in consolidated entities	444.3	427.2
Total equity	6,354.3	5,706.2
Total liabilities and equity	$21,736.4	$21,250.4
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Fund management fees	$450.5	$381.0
Incentive fees	14.0	9.5
Investment income
Performance allocations	710.2	1,786.1
Principal investment income	319.6	179.1
Total investment income	1,029.8	1,965.2
Interest and other income	25.8	20.4
Interest and other income of Consolidated Funds	61.7	61.1
Total revenues	1,581.8	2,437.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	254.3	228.5
Equity-based compensation	39.7	32.4
Performance allocations and incentive fee related compensation	370.7	866.6
Total compensation and benefits	664.7	1,127.5
General, administrative and other expenses	106.3	91.7
Interest	27.8	23.0
Interest and other expenses of Consolidated Funds	42.8	42.4
Other non-operating expenses	0.3	0.6
Total expenses	841.9	1,285.2
Other income
Net investment income of Consolidated Funds	2.8	12.3
Income before provision for income taxes	742.7	1,164.3
Provision for income taxes	147.9	273.4
Net income	594.8	890.9
Net income attributable to non-controlling interests in consolidated entities	23.2	21.6
Net income attributable to The Carlyle Group Inc.	$571.6	$869.3
Net income attributable to The Carlyle Group Inc. per common share (see Note 14)
Basic	$1.60	$2.45
Diluted	$1.57	$2.41
Weighted-average common shares
Basic	357,574,838	354,230,092
Diluted	363,010,282	360,504,780
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$594.8	$890.9
Other comprehensive income (loss)
Foreign currency translation adjustments	(39.8)	(27.9)
Defined benefit plans
Unrealized gain (loss) for the period	(1.8)	1.3
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.3	0.5
Other comprehensive loss	(41.3)	(26.1)
Comprehensive income	553.5	864.8
Comprehensive income attributable to non-controlling interests in consolidated entities	17.4	20.8
Comprehensive income attributable to The Carlyle Group Inc.	$536.1	$844.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(1.7)	—	—	(80.4)	—	—	(80.4)
Equity-based compensation	—	—	39.0	—	—	—	39.0
Shares issued for equity-based awards	3.2	—	—	—	—	—	—
Shares issued for performance allocations	0.6	—	31.3	—	—	—	31.3
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Contributions	—	—	—	—	—	146.8	146.8
Distributions	—	—	—	(89.5)	—	(147.1)	(236.6)
Net income	—	—	—	571.6	—	23.2	594.8
Currency translation adjustments	—	—	—	—	(34.0)	(5.8)	(39.8)
Defined benefit plans, net	—	—	—	—	(1.5)	—	(1.5)
Balance at March 31, 2022	361.7	$3.6	$2,982.4	$3,207.0	$(283.0)	$444.3	$6,354.3

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(0.3)	—	—	(10.0)	—	—	(10.0)
Equity-based compensation	—	—	27.5	—	—	—	27.5
Shares issued for equity-based awards	1.3	—	—	—	—	—	—
Contributions	—	—	—	—	—	3.7	3.7
Distributions	—	—	—	(88.7)	—	(15.3)	(104.0)
Net loss	—	—	—	869.3	—	21.6	890.9
Currency translation adjustments	—	—	—	—	(27.1)	(0.8)	(27.9)
Defined benefit plans, net	—	—	—	—	1.8	—	1.8
Balance at March 31, 2021	354.5	$3.5	$2,573.7	$1,118.8	$(234.0)	$250.2	$3,712.2

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$594.8	$890.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19.4	13.4
Equity-based compensation	39.7	32.4
Non-cash performance allocations and incentive fees	(300.8)	(865.4)
Non-cash principal investment income	(315.3)	(176.2)
Other non-cash amounts	5.3	8.5
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	43.4	(89.3)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(46.2)	77.0
Purchases of investments by Consolidated Funds	(1,025.9)	(925.5)
Proceeds from sale and settlements of investments by Consolidated Funds	1,113.7	1,074.1
Non-cash interest income, net	(2.7)	(3.2)
Change in cash and cash equivalents held at Consolidated Funds	(21.1)	(30.9)
Change in other receivables held at Consolidated Funds	(6.0)	(84.3)
Change in other liabilities held at Consolidated Funds	(34.1)	(7.3)
Purchases of investments	(307.5)	(63.8)
Proceeds from the sale of investments	158.3	156.0
Payments of contingent consideration	(5.7)	(49.9)
Changes in deferred taxes, net	110.9	260.3
Change in due from affiliates and other receivables	(9.5)	(6.8)
Change in deposits and other	(39.8)	(1.4)
Change in accounts payable, accrued expenses and other liabilities	(14.3)	(69.1)
Change in accrued compensation and benefits	(580.1)	(328.0)
Change in due to affiliates	(0.2)	(0.4)
Change in lease right-of-use assets and lease liabilities	(2.5)	2.6
Change in deferred revenue	254.5	255.8
Net cash provided by (used in) operating activities	(371.7)	69.5
Cash flows from investing activities
Purchases of fixed assets, net	(12.3)	(9.7)
Purchase of CBAM intangibles and investments, net	(618.4)	—
Net cash used in investing activities	(630.7)	(9.7)
Cash flows from financing activities
Payments on CLO borrowings	(8.9)	(66.6)
Proceeds from CLO borrowings, net of financing costs	40.8	43.4
Net payments on loans payable of Consolidated Funds	(21.8)	(20.0)
Dividends to common stockholders	(89.5)	(88.7)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	146.8	3.7
Distributions to non-controlling interest holders	(147.1)	(15.3)
Common shares issued for performance allocations	31.3	—
Common shares repurchased	(80.4)	(10.0)
Change in due to/from affiliates financing activities	33.1	71.1
Net cash used in financing activities	(164.5)	(151.2)
Effect of foreign exchange rate changes	(17.4)	(11.2)
Decrease in cash, cash equivalents and restricted cash	(1,184.3)	(102.6)
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,290.8	$887.0

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM intangibles and investments	$194.5	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,290.2	$880.4
Restricted cash	0.6	6.6
Total cash, cash equivalents and restricted cash, end of period	$1,290.8	$887.0

Cash and cash equivalents held at Consolidated Funds	$168.9	$174.6
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see Note 17). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, illiquid credit, real assets credit, and other credit such as insurance solutions, and loan syndication and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through fund of funds, secondary purchases of existing portfolios, and managed co-investment programs. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities and certain CLOs managed by the Company (collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 3. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 3).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
2. Recent Transactions
During the three months ended March 31, 2022, the Company announced several transactions as outlined below.
Acquisition of iStar Triple Net Lease Portfolio (See Note 6)
In March 2022, Carlyle Net Leasing Income, L.P., a Carlyle-affiliated investment fund, acquired a diversified portfolio of triple net leases for an enterprise value of $3 billion, which was funded using $2 billion in debt and $1 billion in equity. The investment fund is not consolidated by the Company and the debt is non-recourse to the Company. Carlyle, as general partner of the investment fund, contributed $200 million as a minority interest balance sheet investment, which is included in the Company’s Global Credit principal equity method investments.
Fortitude Capital Raise and Strategic Advisory Services Agreement (See Note 6)
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed up to $100 million from the Company to Carlyle FRL for additional equity capital in Fortitude. Fortitude is expected to call the capital in two drawdowns during 2022. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude will decrease from 19.9% to 10.5%.
On April 1, 2022, the Company entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM will provide Fortitude with certain services, including M&A, transaction origination and execution, and capital management services in exchange for a recurring fee based on Fortitude’s general account assets, which will adjust within an agreed range based on Fortitude’s overall profitability.
Acquisition of CLO Management Contracts from CBAM Partners LLC (See Note 4)
On March 21, 2022, the Company acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”) for a purchase price of $812.9 million. In connection with the acquisition of the CLO management contracts, the Company acquired CLO

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

senior and subordinated notes of $175.9 million, a portion of which is financed through term loans and other financing arrangements.
Acquisition of Abingworth LLP
In April 2022, the Company announced an agreement to acquire Abingworth LLP (“Abingworth”), a life sciences investment firm. Consideration for Abingworth includes a base purchase price of $187.5 million, of which up to $47.5 million may be settled with newly-issued shares of the Company’s common stock, as well as up to $130 million in future incentive payments on the achievement of certain performance targets. The acquisition includes the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. The transaction is expected to close in 2022.
3. Summary of Significant Accounting Policies
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
As of March 31, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.7 billion and $6.4 billion, respectively. As of December 31, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.9 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2022, the Company held $137.8 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain CLOs and certain AlpInvest vehicles, as well as its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 6 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct or indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities.
The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Investments	$1,115.0	$901.9
Accrued performance revenues	373.7	368.7
Management fee receivables	27.1	27.2
Total	$1,515.8	$1,297.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31, 2022 and December 31, 2021.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”) as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Company records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 6 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the unaudited condensed consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 5, Fair Value Measurement.
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
For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s investment period based on limited partners’ capital commitments to the funds. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for certain separately managed accounts, longer-dated carry funds, and other closed-end funds. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.00% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund.
Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.0% on (i) the net invested capital; (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly and recognized over the related quarter.
As of March 31, 2022 and December 31, 2021, management fee receivables, net of allowances for credit losses, were $78.4 million and $164.5 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $14.6 million and $18.0 million for the three months ended March 31, 2022 and 2021, respectively, net of any offsets as defined in the respective partnership agreements.
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
For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or approximately 2% to 12.5% for most of the Global Investment Solutions segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain credit funds, or external co-investment vehicles. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income for performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2022 and December 31, 2021, the Company has accrued $40.4 million and $30.2 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. As it relates to the Company’s investments in NGP (see Note 6), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $56.5 million and $56.9 million for the three months ended March 31, 2022 and 2021, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Credit Losses
Under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the Company is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company assesses the collection risk characteristics of the outstanding amounts in its due from affiliates balance into the following pools of receivables:

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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2022 and December 31, 2021, the Company had recorded a liability of $4.3 billion and $4.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of the realized performance allocation related compensation over a threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. These shares are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The fair value measurement accounting guidance under ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments in this category include unrestricted securities, such as equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
•Level II – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s chief executive officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest”.
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.”, the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).

The Carlyle Group Inc.

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2022, $258.7 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 8 for additional information.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, and customer relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to seven years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. The increase in the deferred revenue balance for the three months ended March 31, 2022 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2022 and December 31, 2021 were as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Currency translation adjustments	$(265.8)	$(231.8)
Unrealized losses on defined benefit plans	(17.2)	(15.7)
Total	$(283.0)	$(247.5)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $6.4 million and $(6.1) million for the three months ended March 31, 2022 and 2021, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.

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

4. Acquisitions
Acquisition of CLO Management Contracts from CBAM Partners LLC
On March 21, 2022, the Company acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”). The purchase price of $812.9 million consisted of a combination of $618.4 million in cash, including approximately $3.4 million of acquisition costs incurred by the Company in connection with the transaction, and approximately 4.2 million newly issued, fully vested common shares ($194.5 million based on the value of the shares at closing).
In connection with the acquisition of the CLO management contracts, the Company acquired CLO senior and subordinated notes of $175.9 million. A portion of these CLO investments is financed through term loans and other financing arrangements with financial institutions, which are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity (see Note 8).
This transaction was accounted for as an asset acquisition and the acquired contractual rights of $794.3 million are finite-lived intangible assets. The finite-lived intangible assets are amortized using straight-line method over a period of primarily seven years.
The acquisition-date fair value of the consideration transferred and the allocation of cost to the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$618.4
Shares of common stock (see Note 15)	194.5
Total consideration transferred	$812.9
Allocation of cost to assets acquired and liabilities assumed
Acquired contractual rights	$794.3
Acquired CLO senior and subordinated notes	175.9
Assumed CLO borrowings outstanding (see Note 8)	(157.3)
Total cost of assets acquired, net of liabilities assumed	$812.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2022:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$11.3	$11.3
Bonds	—	—	565.2	565.2
Loans	—	—	5,612.5	5,612.5
	—	—	6,189.0	6,189.0
Investments in CLOs	—	—	560.4	560.4
Other investments(1)	1.5	44.9	76.0	122.4
Foreign currency forward contracts	—	2.1	—	2.1
Subtotal	$1.5	$47.0	$6,825.4	$6,873.9
Investments measured at net asset value(2)				238.4
Total				$7,112.3
Liabilities
Loans payable of Consolidated Funds(3)	$—	$—	$5,682.1	$5,682.1
Foreign currency forward contracts	—	1.3	—	1.3
Total(4)	$—	$1.3	$5,682.1	$5,683.4

(1)The Level III balance excludes a $54.9 million corporate investment in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(2)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $223.6 million relates to investments of consolidated funds.
(3)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(4)Total liabilities balance excludes a $33.7 million revolving credit balance related to loans payable of consolidated funds.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$17.9	$17.9
Bonds	—	—	599.5	599.5
Loans	—	—	5,898.1	5,898.1
	—	—	6,515.5	6,515.5
Investments in CLOs	—	—	361.1	361.1
Other investments(1)	1.5	45.6	78.7	125.8
Foreign currency forward contracts	—	1.4	—	1.4
Subtotal	$1.5	$47.0	$6,955.3	$7,003.8
Investments measured at net asset value(2)				161.7
Total				$7,165.5
Liabilities
Loans payable of Consolidated Funds(3)	$—	$—	$5,811.0	$5,811.0
Foreign currency forward contracts	—	0.7	—	0.7
Total(4)	$—	$0.7	$5,811.0	$5,811.7

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

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Purchases	0.1	182.5	766.0	227.6	0.9	1,177.1
Sales and distributions	(6.8)	(186.9)	(731.0)	(14.1)	(2.0)	(940.8)
Settlements	—	(0.3)	(162.8)	—	—	(163.1)
Realized and unrealized gains (losses), net
Included in earnings	0.4	(13.8)	(53.9)	(9.6)	(1.6)	(78.5)
Included in other comprehensive income	(0.3)	(15.8)	(103.9)	(4.6)	—	(124.6)
Balance, end of period	$11.3	$565.2	$5,612.5	$560.4	$76.0	$6,825.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.3	$(14.5)	$(59.4)	$(9.6)	$(1.6)	$(84.8)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.2)	$(10.8)	$(87.0)	$(4.6)	$—	$(102.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended March 31, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments(1)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$489.4	$81.4	$6,627.7
Purchases	0.1	151.0	755.3	29.0	—	935.4
Sales and distributions	(0.6)	(155.4)	(676.2)	(54.8)	(15.2)	(902.2)
Settlements	—	(3.6)	(238.3)	—	—	(241.9)
Realized and unrealized gains (losses), net
Included in earnings	0.9	4.4	87.2	(4.0)	9.4	97.9
Included in other comprehensive income	(0.3)	(21.6)	(154.1)	3.3	—	(172.7)
Balance, end of period	$9.5	$525.2	$5,271.0	$462.9	$75.6	$6,344.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.7	$3.2	$79.1	$(4.0)	$9.1	$88.1
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.3)	$(16.6)	$(134.3)	$3.3	$—	$(147.9)
(1) The beginning balance of Other Investments has been revised to reflect the exclusion of Fund Investments measured at fair value using the NAV per share practical expedient from the fair value hierarchy.

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$5,811.0	$5,563.0
Borrowings	1,108.4	105.4
Paydowns	(415.4)	(144.4)
Sales	(669.5)	—
Realized and unrealized (gains) losses, net
Included in earnings	(46.2)	77.0
Included in other comprehensive income	(106.2)	(160.3)
Balance, end of period	$5,682.1	$5,440.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(49.8)	$77.0
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(102.6)	$(158.3)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2022:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2022
Assets
Investments of Consolidated Funds:
Equity securities	$11.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 0.42 (0.42)

Bonds	565.2	Consensus Pricing	Indicative Quotes (% of Par)	86 - 112 (96)
Loans	5,580.0	Consensus Pricing	Indicative Quotes (% of Par)	25 - 105 (97)
	32.5	Discounted Cash Flow	Discount Rates	5% - 8% (6%)
	6,189.0
Investments in CLOs:
Senior secured notes	470.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	84 - 100 (98)
			Discount Margins (Basis Points)	20 - 1,430 (236)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	89.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	39 - 85 (69)
			Discount Rates	14% - 22% (19%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	73.3	Market Yield Analysis	Market Yield	9% - 9% (9%)
Aviation subordinated notes	2.7	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$6,825.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,470.1	Other (1)	N/A	N/A
Subordinated notes and preferred shares	212.0	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	32 - 108 (55)
			Discount Rates	15% - 25% (21%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	50% - 70% (60%)
Total	$5,682.1

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2021:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2021
Assets
Investments of Consolidated Funds:
Equity securities	$17.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 84.22 (0.63)

Bonds	599.5	Consensus Pricing	Indicative Quotes (% of Par)	93 - 107 (99)
Loans	5,766.0	Consensus Pricing	Indicative Quotes (% of Par)	35 - 106 (98)
	65.1	Discounted Cash Flow	Discount Rates	4% - 8% (5%)
	67.0	Market Yield Analysis	Market Yields	3% - 8% (5%)
	6,515.5
Investments in CLOs:
Senior secured notes	289.7	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	86 - 101 (99)
			Discount Margins (Basis Points)	50 - 1,330 (245)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	71.5	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	46 - 97 (63)
			Discount Rate	14% - 22% (19%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	72.5	Market Yield Analysis	Market Yield	7% - 7% (7%)
Aviation subordinated notes	6.1	Discounted Cash Flow	Discount Rates	18% - 18% (18%)
Total	$6,955.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,561.1	Other (1)	N/A	N/A
Subordinated notes and preferred shares	249.9	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	40 - 97 (61)
			Discount Rates	14% - 22% (19%)
			Default Rates	1% - 2% (1%)
			Recovery Rates	50% - 70% (60%)
Total	$5,811.0

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Investments
Investments consist of the following:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations	$8,504.8	$8,133.0
Principal equity method investments, excluding performance allocations	2,652.5	2,128.6
Principal investments in CLOs	560.4	361.1
Other investments	205.3	209.3
Total	$11,923.0	$10,832.0

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$6,833.5	$6,412.8
Global Credit	276.6	300.3
Global Investment Solutions (1)	1,394.7	1,419.9
Total	$8,504.8	$8,133.0
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
Approximately 22% and 25% of accrued performance allocations at March 31, 2022 and December 31, 2021, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.0)	(11.8)
Total	$(40.4)	$(30.2)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its strategic investments in Fortitude and iStar through Carlyle-affiliated funds (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$1,555.4	$1,231.2
Global Credit (1)	1,016.2	819.7
Global Investment Solutions	80.9	77.7
Total	$2,652.5	$2,128.6
(1) As of March 31, 2022, the balance includes $724.8 million and $186.3 million, respectively, related to the Company’s strategic investments in Fortitude and iStar through Carlyle-affiliated investment funds. As of December 31, 2021, the balance includes $715.7 million related to the Company’s strategic investment in Fortitude.
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
On June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, acquired a 51.6% ownership interest in Fortitude Holdings from AIG (the “Control Transaction”) and T&D United Capital Co., Ltd. (“T&D”), a subsidiary of T&D Holdings, Inc., purchased a 25.0% ownership interest as a strategic third-party investor pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG, Carlyle FRL, and T&D, dated as of November 25, 2019 (the “2019 MIPA”). At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings to Carlyle FRL, such that Carlyle FRL held a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D had 96.5% ownership of Fortitude Holdings. On October 1, 2021, Carlyle FRL, T&D and AIG effected a restructuring of the ownership of Fortitude Holdings that interposed FGH Parent, L.P. (“FGH Parent”), as the direct parent company of Fortitude Holdings (the “Restructuring”). Each of Carlyle FRL, T&D and AIG contributed the entirety of their interest in Fortitude Holdings to FGH Parent in exchange for an equivalent ownership interest in FGH Parent. References to “Fortitude” prior to the Restructuring refer to Fortitude Holdings. For periods subsequent to the Restructuring, references to “Fortitude” refer to FGH Parent. As of March 31, 2022, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $724.8 million, relative to its cost of $465.4 million.
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed up to $100 million from the Company for additional equity capital in Fortitude. Fortitude is expected to call the capital in two drawdowns during 2022. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude will decrease from 19.9% to 10.5%. As a result of the dilution, the Company expects to record a reduction in the carrying value of its equity method investment and corresponding loss of approximately $277 million based on the carrying value as of March 31, 2022, subject to change based on the timing of the dilution and changes in the carrying value of the investment.
The Company has a strategic asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of March 31, 2022, Fortitude

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Holdings and certain Fortitude reinsurance counterparties have committed approximately $7.6 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM will provide Fortitude with certain services, including M&A, transaction origination and execution, and capital management services in exchange for a recurring fee based on Fortitude’s general account assets, which will adjust within an agreed range based on Fortitude’s overall profitability.
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
The Company’s investments in NGP as of March 31, 2022 and December 31, 2021 are as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Investment in NGP Management	$369.9	$371.8
Investments in NGP general partners - accrued performance allocations	254.2	3.8
Principal investments in NGP funds	74.6	61.3
Total investments in NGP	$698.7	$436.9

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three months ended March 31, 2022 and 2021.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Management fee-related revenues from NGP Management	$17.0	$18.3
Expenses related to the investment in NGP Management	(2.8)	(2.9)
Amortization of basis differences from the investment in NGP Management	(0.3)	(0.7)
Net investment income from NGP Management	$13.9	$14.7
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $1.1 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $250.4 million of net investment earnings related to these performance allocations for the three months ended March 31, 2022 primarily driven by NGP XI and NGP XII. There were no net investment earnings (losses) related to these performance allocations for the three months ended March 31, 2021.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $18.0 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of March 31, 2022 and December 31, 2021 were $560.4 million and $361.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of these investments is collateral to CLO term loans (see Note 8). As of March 31, 2022 and December 31, 2021, other investments includes the Company’s investment in the BDC Preferred Shares at fair value of $73.3 million and $72.5 million, respectively (see Note 11).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Performance allocations
Realized	$266.9	$170.9
Unrealized	443.3	1,615.2
	710.2	1,786.1
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	32.8	41.2
Unrealized	295.3	123.6
	328.1	164.8
Principal investment income (loss) from investments in CLOs and other investments
Realized	2.3	(0.9)
Unrealized	(10.8)	15.2
	(8.5)	14.3
Total	$1,029.8	$1,965.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$657.9	$1,566.5
Global Credit	(34.0)	21.0
Global Investment Solutions	86.3	198.6
Total	$710.2	$1,786.1
Approximately 49%, or $350.4 million, of performance allocations for the three months ended March 31, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) - $148.0 million,
•Carlyle Partners VII, L.P. (Global Private Equity segment) - $122.6 million,
•Carlyle International Energy Partners I (Global Private Equity segment) - $82.9 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $80.3 million.
Approximately 53%, or $940.9 million, of performance allocations for the three months ended March 31, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $576.4 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $424.4 million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$328.2	$105.6
Global Credit	(2.7)	53.6
Global Investment Solutions	2.6	5.6
Total	$328.1	$164.8
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2022, the Company did not form any new CLOs for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Interest income from investments	$56.5	$56.9
Other income	5.2	4.2
Total	$61.7	$61.1

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(43.4)	$89.3
Gains (losses) from liabilities of CLOs	46.2	(77.0)
Total	$2.8	$12.3
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Realized gains	$2.7	$4.7
Net change in unrealized gains (losses)	(46.1)	84.6
Total	$(43.4)	$89.3

7. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Acquired contractual rights	$838.3	$48.0
Accumulated amortization	(31.3)	(26.4)
Finite-lived intangible assets, net	807.0	21.6
Goodwill	13.1	13.3
Intangible Assets, net	$820.1	$34.9
As discussed in Note 3, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended March 31, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. No impairment losses were recorded during the three months ended March 31, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible asset amortization expense was $4.9 million and $3.3 million for three months ended March 31, 2022 and 2021, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for 2022 through 2026 and thereafter (Dollars in millions):

2022 (excluding the three months ended March 31, 2022)	$89.5
2023	117.1
2024	117.1
2025	117.1
2026	117.0
Thereafter	249.2
$807.0
8. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	March 31, 2022		December 31, 2021
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$405.1	$402.2	$222.6	$219.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.2	350.0	346.1
3.500% Senior Notes Due 9/19/2029	425.0	421.7	425.0	421.6
4.625% Subordinated Notes Due 5/15/2061	500.0	484.3	500.0	484.3
Total debt obligations	$2,280.1	$2,255.0	$2,097.6	$2,071.6

Senior Credit Facility
As of March 31, 2022, the senior credit facility included $775.0 million in a revolving credit facility. The revolving credit facility is scheduled to mature on February 11, 2024, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50% (at March 31, 2022, the interest rate was 1.58%). The Company made no borrowings under the senior credit facility during the three months ended March 31, 2022 and there were no amounts outstanding at March 31, 2022.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, is scheduled to mature in September 2024, and has capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The Company made no borrowings under the credit facility during the three months ended March 31, 2022, and there was no balance outstanding as of March 31, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2022	Borrowing Outstanding December 31, 2021	Maturity Date (1)	Interest Rate as of March 31, 2022
February 28, 2017	$40.0	$51.3	November 17, 2031	2.33%	(2)
June 29, 2017	54.8	—	July 20, 2030	1.88%	(4),(7)
December 6, 2017	43.8	—	January 15, 2031	1.61%	(5),(7)
March 15, 2019	1.8	1.9	March 15, 2032	8.11%	(3)
August 20, 2019	4.0	4.1	August 15, 2032	4.74%	(3)
September 15, 2020	19.7	20.3	April 15, 2033	1.59%	(3)
January 8, 2021	20.7	21.3	January 15, 2034	2.49%	(3)
March 9, 2021	19.8	20.3	August 15, 2030	1.37%	(3)
March 30, 2021	18.6	19.1	March 15, 2032	1.71%	(3)
April 21, 2021	3.6	3.7	April 15, 2033	5.85%	(3)
April 28, 2021	7.8	—	April 28, 2023	0.80%	(6),(7)
May 21, 2021	15.5	15.9	November 17, 2031	1.36%	(3)
June 4, 2021	20.7	21.3	January 16, 2034	2.28%	(3)
June 10, 2021	1.3	1.4	November 17, 2031	2.85%	(3)
July 15, 2021	15.5	—	July 15, 2034	2.30%	(3),(7)
July 20, 2021	20.7	—	July 20, 2031	2.28%	(3),(7)
August 4, 2021	16.7	17.2	August 15, 2032	1.98%	(3)
October 27, 2021	24.2	24.8	October 15, 2035	2.40%	(3)
November 5, 2021	14.3	—	January 14, 2034	2.09%	(3),(7)
January 6, 2022	20.8	—	February 15, 2035	2.38%	(3)
February 22, 2022	20.8	—	November 10, 2035	2.45%	(3)
	$405.1	$222.6

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at LIBOR plus 1.63%.
(5)    Incurs interest at LIBOR plus 1.37%.
(6)    Incurs interest at EURIBOR plus 0.80%.
(7)    The respective CLO assets were purchased in connection with the asset acquisition from CBAM in March 2022 (see Note 4). The formation date listed is the original formation date of the related CLO.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2022 and 2021 was $1.7 million and $1.9 million, respectively. The fair value of the outstanding balance of the CLO term loans at March 31, 2022 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €36.1 million term loan ($40.0 million at March 31, 2022) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at March 31, 2022).

Master Credit Agreements - Term Loans
In January 2017, the Company entered into a master credit agreement with a financial institution under which the financial institution provided term loans to the Company for the purchase of eligible interests in CLOs. Term loans issued under this master credit agreement were secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bore interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which was due quarterly. CLO indentures for the respective CLO borrowings entered on November 30, 2017 and after provided for an alternative rate framework determined at the Company’s discretion upon a trigger event of LIBOR. This agreement terminated in January 2020. All outstanding CLO term loans under this agreement were fully repaid in 2021.
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes and an applicable margin, which is due quarterly. As of March 31, 2022, term loans under these agreements had $98.6 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2022, €188.0 million ($208.3 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility”, together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2022, €45.6 million ($50.5 million) was outstanding under the CBAM CLO Financing Facility.
Each transaction entered into under the CLO Financing Facilities provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facilities, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facilities and offset amounts it owes in respect of any one transaction against collateral, if any, or other amounts it has received in respect of any other transactions under the CLO Financing Facilities; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facilities, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facilities may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2022	December 31, 2021	2022	2021
3.875% Senior Notes Due 2/1/2023 (2)	$—	$—	$—	$—	$2.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	671.2	795.5	8.4	8.4
5.650% Senior Notes Due 9/15/2048 (4)	350.0	408.7	484.7	5.0	5.0
3.500% Senior Notes Due 9/19/2029 (5)	425.0	418.7	457.4	3.8	3.8
				$17.2	$19.7
(1) Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2) Issued in January 2013 at 99.966% of par. In November 2021, the Company completed the redemption of these notes, as discussed below.
(3) Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(4) Issued in September 2018 at 99.914% of par.
(5) Issued in September 2019 at 99.841% of par.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.875% and 3.500% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed. In November 2021, the Company redeemed the remaining aggregate principal amount of $250.0 million in 3.875% Senior Notes at the make-whole redemption price as set forth in the notes, and recognized $10.1 million of costs in interest expense upon early extinguishment of debt.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2022 and December 31, 2021, the fair value of the Subordinated Notes was $435.6 million and $506.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three months ended March 31, 2022, the Company incurred $5.9 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior and subordinated notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2022.
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
As of March 31, 2022 and December 31, 2021, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,519.6	$5,470.1	1.72%		10.23
Subordinated notes, preferred shares and other	205.5	211.9	N/A	(1)	10.43
Total	$5,725.1	$5,682.0

	As of December 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,585.4	$5,561.1	1.68%		10.25
Subordinated notes, preferred shares and other	317.6	249.9	N/A	(1)	10.41
Total	$5,903.0	$5,811.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2022 and December 31, 2021, the fair value of the CLO assets was $6.5 billion and $6.7 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,269.1	$4,087.8
Accrued bonuses	125.9	521.4
Employment-based contingent cash consideration (1)	20.5	6.3
Accrued pension liability (2)	30.4	27.4
Other (3)	96.7	312.1
Total	$4,542.6	$4,955.0
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
(2)    Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. No other employees of the Company are covered by defined benefit pension plans.
(3) Includes $6.2 million and $207.0 million of realized performance allocations and incentive fee-related compensation not yet paid to participants as of March 31, 2022 and December 31, 2021, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Realized	$137.6	$92.7
Unrealized	233.1	773.9
Total	$370.7	$866.6
10. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2022 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,379.8
Global Credit	478.8
Global Investment Solutions	238.9
Total	$4,097.5
Of the $4.1 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2022, the Company had no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $3.2 million as of March 31, 2022. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.4 million at March 31, 2022 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2022. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 3). The Company had $9.9 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2022 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $139.3 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2022. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2022, approximately $18.7 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $21.7 million.
If, at March 31, 2022, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its headquarters in Washington, D.C. as well as its New York City office in Midtown New York. These leases have remaining lease terms of one year to 15 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets.
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$14.0	$14.0
Sublease income	(1.5)	(0.7)
Total operating lease cost	$12.5	$13.3

Cash paid for amounts included in the measurement of operating lease liabilities	$16.0	$11.3

Weighted-average remaining lease term	11.8 years	12.3 years
Weighted-average discount rate	4.1%	4.2%

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2022 (excluding the three months ended March 31, 2022)	$48.7
2023	62.3
2024	57.8
2025	55.2
2026	53.7
Thereafter	380.2
Total lease payments	$657.9
Less imputed interest	(133.3)
Total lease liabilities	$524.6
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
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The Court dismissed the lawsuit in September 2017, and the Court of appeals affirmed the dismissal in 2020. The qui tam plaintiffs have died, and their attorney was disbarred in New Mexico. Various procedural motions continue in efforts to bring the case to a close.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2022, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($21.1 million as of March 31, 2022) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior and subordinated notes, the carrying amounts reported in the unaudited condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 8.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Accrued incentive fees	$14.0	$12.2
Unbilled receivable for giveback obligations from current and former employees	9.9	—
Notes receivable and accrued interest from affiliates	38.2	25.3
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	302.7	342.1
Total	$364.8	$379.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.00% as of March 31, 2022. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of March 31, 2022 and December 31, 2021 also include interest-bearing loans of $18.1 million and $18.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (versus an actual rate of 2.50% as of March 31, 2022) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Due to non-consolidated affiliates	$67.6	$60.5
Deferred consideration for Carlyle Holdings units	132.7	200.5
Amounts owed under the tax receivable agreement	101.9	101.9
Other	30.7	25.2
Total	$332.9	$388.1
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The first three annual installment payments

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

occurred in January 2020, January 2021, and January 2022, respectively. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates throughout the year based on budgeted business usage. When actual business use exceeds budgeted aircraft use, the Company makes additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeds the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, we receive reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments are calculated annually and payments or reimbursements are generally made after year-end. During the three months ended March 31, 2022, the Company received net reimbursements totaling $0.1 million and during the three months ended March 31, 2021, the Company made payments totaling $0.4 million related to these aircraft. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The Company recorded dividend income of $0.9 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively, which is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $73.3 million and $72.5 million as of March 31, 2022 and December 31, 2021, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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

12. Income Taxes
The Company’s provision (benefit) for income taxes was $147.9 million and $273.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 20% and 23% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, the impact of which was greater during the three months ended March 31, 2022 due to a larger number of vested units and a higher share price. The effective tax rate for the three months ended March 31, 2022 also reflects a deferred tax benefit resulting from a reduction in certain future foreign withholding taxes. As of March 31, 2022 and December 31, 2021, the Company had federal, state, local and foreign

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

taxes payable of $100.0 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2022, the Company’s U.S. federal income tax returns for years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2020. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
13. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$225.9	$180.1
Non-Carlyle interests in majority-owned subsidiaries	215.5	234.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.9	12.7
Non-controlling interests in consolidated entities	$444.3	$427.2
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$25.1	$(0.1)
Non-Carlyle interests in majority-owned subsidiaries	(2.4)	19.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.5	2.6
Non-controlling interests in income of consolidated entities	$23.2	$21.6

14. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31, 2022
	Basic	Diluted
Net income attributable to common shares	$571,600,000	$571,600,000
Weighted-average common shares outstanding	357,574,838	363,010,282
Net income per common share	$1.60	$1.57

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021
	Basic	Diluted
Net loss attributable to common shares	$869,300,000	$869,300,000
Weighted-average common shares outstanding	354,230,092	360,504,780
Net income (loss) per common share	$2.45	$2.41

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2022
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	357,574,838	357,574,838
Unvested restricted stock units	—	3,695,350
Issuable common shares and performance-vesting restricted stock units	—	1,740,094
Weighted-average common shares outstanding	357,574,838	363,010,282

	Three Months Ended March 31, 2021
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	354,230,092	354,230,092
Unvested restricted stock units	—	4,422,988
Issuable common shares and performance-vesting restricted stock units	—	1,851,700
Weighted-average common shares outstanding	354,230,092	360,504,780
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investment in NGP, performance-vesting restricted stock units and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the condensed consolidated financial statements).

15. Equity
Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. During the three months ended March 31, 2022, the Company distributed 636,461 fully vested, newly issued common shares, related to previously accrued performance allocations and incentive fee related compensation of $31.3 million.
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which replaced an authorization provided in February 2021 effective January 1, 2022. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2022 and 2021, the Company paid an aggregate of $80.4 million and $10.0 million, respectively, to repurchase and retire approximately 1.7 million and 0.3 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of March 31, 2022, $319.6 million of repurchase capacity remained under the program.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Shares Issued in Connection with Acquisition
In March 2022, the Company issued 4.2 million shares of common stock, which represented $194.5 million of the purchase price paid in the acquisition of management contracts related to a portfolio of assets from CBAM, as described in Note 4 to the unaudited condensed consolidated financial statements.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 11, 2021	May 19, 2021	$0.250	$88.7
August 10, 2021	August 17, 2021	0.250	89.3
November 9, 2021	November 17, 2021	0.250	89.1
February 15, 2022	February 23, 2022	0.250	89.5
Total 2021 Dividend Year		$1.000	$356.6

May 10, 2022	May 17, 2022	$0.325	$117.6
Total 2022 Dividend Year (through Q1 2022)		$0.325	$117.6
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
16. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common shares available for grant and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of March 31, 2022, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 12,470,828.
A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2022 and a summary of changes for the three months ended March 31, 2022, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	14,775,651	$30.70	635,430	$29.27
Granted	2,821,101	$44.42	188,223	$49.06
Vested	3,212,182	$29.76	—	$—
Forfeited	30,638	$28.57	—	$—
Balance, March 31, 2022	14,353,932	$33.61	823,653	$33.79
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded compensation expense, net of forfeitures, for restricted stock units of $39.7 million and $32.4 million for the three months ended March 31, 2022 and 2021, respectively, with $7.9 million and $6.7 million of corresponding deferred tax benefits, respectively. As of March 31, 2022, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $402.4 million, which is expected to be recognized over a weighted-average term of 2.5 years.
17. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital, real estate, infrastructure and natural resources transactions.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. In 2022, the Company began to disclose fee related performance revenues as a separate line item in its segment results. Fee related performance revenues are the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on the disposition of investments, and which are not at risk of giveback. Previously, these amounts were included

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

as a component of fund management fees. During the three months ended March 31, 2022, the Company’s Core plus real estate fund, CPI, began to realize recurring fee related performance revenues. Realized net performance revenues for CPI were immaterial in prior periods.
The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.2	$93.7	$56.3	$454.2
Portfolio advisory and transaction fees, net and other	6.1	10.1	—	16.2
Fee related performance revenues	30.6	13.9	—	44.5
Total fund level fee revenues	340.9	117.7	56.3	514.9
Realized performance revenues	199.9	13.7	22.7	236.3
Realized principal investment income	14.2	10.3	1.8	26.3
Interest income	0.4	1.5	0.1	2.0
Total revenues	555.4	143.2	80.9	779.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	153.0	67.2	25.6	245.8
Realized performance revenues related compensation	90.7	6.7	20.9	118.3
Total compensation and benefits	243.7	73.9	46.5	364.1
General, administrative, and other indirect expenses	45.5	23.5	7.3	76.3
Depreciation and amortization expense	6.3	2.0	1.2	9.5
Interest expense	15.8	8.2	2.8	26.8
Total expenses	311.3	107.6	57.8	476.7
Distributable Earnings	$244.1	$35.6	$23.1	$302.8
(-) Realized Net Performance Revenues	109.2	7.0	1.8	118.0
(-) Realized Principal Investment Income	14.2	10.3	1.8	26.3
(+) Net Interest	15.4	6.7	2.7	24.8
(=) Fee Related Earnings	136.1	25.0	22.2	183.3
Segment assets as of March 31, 2022	$9,948.6	$3,352.2	$1,860.0	$15,160.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$260.2	$70.6	$52.0	$382.8
Portfolio advisory and transaction fees, net and other	10.6	8.8	0.3	19.7
Fee related performance revenues	—	9.4	—	9.4
Total fund level fee revenues	270.8	88.8	52.3	411.9
Realized performance revenues	134.1	0.1	34.2	168.4
Realized principal investment income	23.7	5.9	0.4	30.0
Interest income	0.2	2.0	—	2.2
Total revenues	428.8	96.8	86.9	612.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	129.1	53.7	29.4	212.2
Realized performance revenues related compensation	60.2	—	32.2	92.4
Total compensation and benefits	189.3	53.7	61.6	304.6
General, administrative, and other indirect expenses	41.4	11.8	8.4	61.6
Depreciation and amortization expense	6.1	1.9	1.1	9.1
Interest expense	13.8	6.3	2.2	22.3
Total expenses	250.6	73.7	73.3	397.6
Distributable Earnings	$178.2	$23.1	$13.6	$214.9
(-) Realized Net Performance Revenues	73.9	0.1	2.0	76.0
(-) Realized Principal Investment Income	23.7	5.9	0.4	30.0
(+) Net Interest	13.6	4.3	2.2	20.1
(=) Fee Related Earnings	$94.2	$21.4	$13.4	$129.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

        The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended March 31, 2022 and 2021, and Total Assets as of March 31, 2022.

	Three Months Ended March 31, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$779.5	$61.7	$740.6	(a)	$1,581.8
Expenses	$476.7	$52.9	$312.3	(b)	$841.9
Other income (loss)	$—	$2.8	$—	(c)	$2.8
Distributable earnings	$302.8	$11.6	$428.3	(d)	$742.7
Total assets	$15,160.8	$6,723.9	$(148.3)	(e)	$21,736.4

	Three Months Ended March 31, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$612.5	$61.1	$1,763.6	(a)	$2,437.2
Expenses	$397.6	$56.5	$831.1	(b)	$1,285.2
Other income (loss)	$—	$12.3	$—	(c)	$12.3
Distributable earnings	$214.9	$16.9	$932.5	(d)	$1,164.3

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$698.8	$1,621.8
Unrealized principal investment income	23.7	131.3
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.1)	(3.6)
Tax expense associated with certain foreign performance revenues	(0.1)	(0.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	17.9	45.3
Elimination of revenues of Consolidated Funds	3.4	(31.1)
	$740.6	$1,763.6

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2022 and 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$514.9	$411.9
Adjustments (1)	(64.4)	(30.9)
Carlyle Consolidated - Fund management fees	$450.5	$381.0

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from business development companies and other products, management fees earned from consolidated CLOs which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$232.2	$775.3
Equity-based compensation	40.7	34.9
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	29.1	19.0
Tax expense associated with certain foreign performance revenues related compensation	(0.7)	(5.9)
Non-controlling interests and other adjustments to present certain costs on a net basis	16.5	19.9
Other adjustments including severance	4.6	2.0
Elimination of expenses of Consolidated Funds	(10.1)	(14.1)
	$312.3	$831.1

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$742.7	$1,164.3
Adjustments:
Net unrealized performance and fee related performance revenues	(466.6)	(846.4)
Unrealized principal investment income (loss)	(23.7)	(131.3)
Equity-based compensation (1)	40.7	34.9
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	29.1	19.0
Tax expense associated with certain foreign performance revenues	(0.8)	(6.0)
Net income attributable to non-controlling interests in consolidated entities	(23.2)	(21.6)
Other adjustments including severance	4.6	2.0
Distributable Earnings	$302.8	$214.9
Realized performance revenues, net of related compensation (2)	118.0	76.0
Realized principal investment income (2)	26.3	30.0
Net interest	24.8	20.1
Fee Related Earnings	$183.3	$129.0

(1)Equity-based compensation for the three months ended March 31, 2022 and 2021 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$710.2	$(473.9)	$236.3
Performance revenues related compensation expense	370.7	(252.4)	118.3
Net performance revenues	$339.5	$(221.5)	$118.0

Principal investment income (loss)	$319.6	$(293.3)	$26.3

	Three Months Ended March 31, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,786.1	$(1,617.7)	$168.4
Performance revenues related compensation expense	866.6	(774.2)	92.4
Net performance revenues	$919.5	$(843.5)	$76.0

Principal investment income (loss)	$179.1	$(149.1)	$30.0

(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investment income in U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total assets.

18. Subsequent Events
Dividends
In April 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share of common stock to common stockholders of record at the close of business on May 10, 2022, payable on May 17, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,290.2	$—	$—	$1,290.2
Cash and cash equivalents held at Consolidated Funds	—	168.9	—	168.9
Restricted cash	0.6	—	—	0.6
Investments, including performance allocations of $8,504.8 million	12,065.9	—	(142.9)	11,923.0
Investments of Consolidated Funds	—	6,412.6	—	6,412.6
Due from affiliates and other receivables, net	370.2	—	(5.4)	364.8
Due from affiliates and other receivables of Consolidated Funds, net	—	141.5	—	141.5
Fixed assets, net	145.2	—	—	145.2
Lease right-of-use assets, net	350.8	—	—	350.8
Deposits and other	100.4	0.9	—	101.3
Intangible assets, net	820.1	—	—	820.1
Deferred tax assets	17.4	—	—	17.4
Total assets	$15,160.8	$6,723.9	$(148.3)	$21,736.4
Liabilities and equity
Debt obligations	$2,255.0	$—	$—	$2,255.0
Loans payable of Consolidated Funds	—	5,715.8	—	5,715.8
Accounts payable, accrued expenses and other liabilities	365.4	—	—	365.4
Accrued compensation and benefits	4,542.6	—	—	4,542.6
Due to affiliates	332.9	—	—	332.9
Deferred revenue	373.7	—	—	373.7
Deferred tax liabilities	595.6	—	—	595.6
Other liabilities of Consolidated Funds	—	636.1	—	636.1
Lease liabilities	524.6	—	—	524.6
Accrued giveback obligations	40.4	—	—	40.4
Total liabilities	9,030.2	6,351.9	—	15,382.1
Common stock	3.6	—	—	3.6
Additional paid-in capital	2,982.4	154.7	(154.7)	2,982.4
Retained earnings	3,207.0	—	—	3,207.0
Accumulated other comprehensive loss	(280.8)	(8.6)	6.4	(283.0)
Non-controlling interests in consolidated entities	218.4	225.9	—	444.3
Total equity	6,130.6	372.0	(148.3)	6,354.3
Total liabilities and equity	$15,160.8	$6,723.9	$(148.3)	$21,736.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,469.5	$—	$—	$2,469.5
Cash and cash equivalents held at Consolidated Funds	—	147.8	—	147.8
Restricted cash	5.6	—	—	5.6
Investments, including performance allocations of $8,133.0 million	11,022.5	—	(190.5)	10,832.0
Investments of Consolidated Funds	—	6,661.0	—	6,661.0
Due from affiliates and other receivables, net	384.9	—	(5.3)	379.6
Due from affiliates and other receivables of Consolidated Funds, net	—	138.8	—	138.8
Fixed assets, net	143.9	—	—	143.9
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	61.3	0.4	—	61.7
Intangible assets, net	34.9	—	—	34.9
Deferred tax assets	14.5	—	—	14.5
Total assets	$14,498.2	$6,948.0	$(195.8)	$21,250.4
Liabilities and equity
Debt obligations	$2,071.6	$—	$—	$2,071.6
Loans payable of Consolidated Funds	—	5,890.0	—	5,890.0
Accounts payable, accrued expenses and other liabilities	379.7	—	—	379.7
Accrued compensation and benefits	4,955.0	—	—	4,955.0
Due to affiliates	388.1	—	—	388.1
Deferred revenue	120.8	—	—	120.8
Deferred tax liabilities	487.1	—	—	487.1
Other liabilities of Consolidated Funds	—	684.0	(0.1)	683.9
Lease liabilities	537.8	—	—	537.8
Accrued giveback obligations	30.2	—	—	30.2
Total liabilities	8,970.3	6,574.0	(0.1)	15,544.2
Common stock	3.6	—	—	3.6
Additional paid-in capital	2,717.6	198.6	(198.6)	2,717.6
Retained earnings	2,805.3	—	—	2,805.3
Accumulated other comprehensive income (loss)	(245.7)	(4.7)	2.9	(247.5)
Non-controlling interests in consolidated entities	247.1	180.1	—	427.2
Total equity	5,527.9	374.0	(195.7)	5,706.2
Total liabilities and equity	$14,498.2	$6,948.0	$(195.8)	$21,250.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$456.9	$—	$(6.4)	$450.5
Incentive fees	14.0	—	—	14.0
Investment income
Performance allocations	710.2	—	—	710.2
Principal investment income	302.3	—	17.3	319.6
Total investment income	1,012.5	—	17.3	1,029.8
Interest and other income	33.3	—	(7.5)	25.8
Interest and other income of Consolidated Funds	—	61.7	—	61.7
Total revenues	1,516.7	61.7	3.4	1,581.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	254.3	—	—	254.3
Equity-based compensation	39.7	—	—	39.7
Performance allocations and incentive fee related compensation	370.7	—	—	370.7
Total compensation and benefits	664.7	—	—	664.7
General, administrative and other expenses	106.3	—	—	106.3
Interest	27.8	—	—	27.8
Interest and other expenses of Consolidated Funds	—	52.9	(10.1)	42.8
Other non-operating income	0.3	—	—	0.3
Total expenses	799.1	52.9	(10.1)	841.9
Other income
Net investment gain of Consolidated Funds	—	2.8	—	2.8
Income before provision for income taxes	717.6	11.6	13.5	742.7
Provision for income taxes	147.9	—	—	147.9
Net income	569.7	11.6	13.5	594.8
Net income attributable to non-controlling interests in consolidated entities	(1.9)	—	25.1	23.2
Net income attributable to The Carlyle Group Inc.	$571.6	$11.6	$(11.6)	$571.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$386.8	$—	$(5.8)	$381.0
Incentive fees	9.5	—	—	9.5
Investment income (loss)
Performance allocations	1,786.1	—	—	1,786.1
Principal investment income	198.4	—	(19.3)	179.1
Total investment income	1,984.5	—	(19.3)	1,965.2
Interest and other income	26.4	—	(6.0)	20.4
Interest and other income of Consolidated Funds	—	61.1	—	61.1
Total revenues	2,407.2	61.1	(31.1)	2,437.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	228.5	—	—	228.5
Equity-based compensation	32.4	—	—	32.4
Performance allocations and incentive fee related compensation	866.6	—	—	866.6
Total compensation and benefits	1,127.5	—	—	1,127.5
General, administrative and other expenses	91.7	—	—	91.7
Interest	23.0	—	—	23.0
Interest and other expenses of Consolidated Funds	—	56.5	(14.1)	42.4
Other non-operating expenses	0.6	—	—	0.6
Total expenses	1,242.8	56.5	(14.1)	1,285.2
Other loss
Net investment gain of Consolidated Funds	—	12.3	—	12.3
Income before provision for income taxes	1,164.4	16.9	(17.0)	1,164.3
Provision for income taxes	273.4	—	—	273.4
Net income	891.0	16.9	(17.0)	890.9
Net income attributable to non-controlling interests in consolidated entities	21.7	—	(0.1)	21.6
Net income attributable to The Carlyle Group Inc.	869.3	16.9	(16.9)	869.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities
Net income	$569.7	$891.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19.4	13.4
Equity-based compensation	39.7	32.4
Non-cash performance allocations and incentive fees	(300.8)	(865.4)
Non-cash principal investment income	(295.4)	(186.5)
Other non-cash amounts	5.3	8.5
Purchases of investments	(294.1)	(71.6)
Proceeds from the sale of investments	169.5	164.3
Payments of contingent consideration	(5.7)	(49.9)
Change in deferred taxes, net	110.9	260.3
Change in due from affiliates and other receivables	(8.8)	(5.4)
Change in deposits and other	(39.8)	(1.4)
Change in accounts payable, accrued expenses and other liabilities	(14.3)	(69.1)
Change in accrued compensation and benefits	(580.1)	(328.0)
Change in due to affiliates	(0.2)	(0.4)
Change in lease right-of-use asset and lease liability	(2.5)	2.6
Change in deferred revenue	254.5	255.8
Net cash provided by (used in) operating activities	(372.7)	50.6
Cash flows from investing activities
Purchases of fixed assets, net	(12.3)	(9.7)
Purchase of CBAM intangibles and investments, net	(618.4)	—
Net cash used in investing activities	(630.7)	(9.7)
Cash flows from financing activities
Payments on CLO borrowings	(8.9)	(66.6)
Proceeds from CLO borrowings, net of financing costs	40.8	43.4
Dividends to common stockholders	(89.5)	(88.7)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	5.8	3.7
Distributions to non-controlling interest holders	(27.1)	(15.3)
Common shares issued for performance allocations	31.3	—
Common shares repurchased	(80.4)	(10.0)
Change in due to/from affiliates financing activities	33.1	71.1
Net cash used in financing activities	(163.7)	(131.2)
Effect of foreign exchange rate changes	(17.2)	(12.3)
Decrease in cash, cash equivalents and restricted cash	(1,184.3)	(102.6)
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,290.8	$887.0

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM intangibles and investments	$194.5	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,290.2	$880.4
Restricted cash	0.6	6.6
Total cash, cash equivalents and restricted cash, end of period	$1,290.8	$887.0

Cash and cash equivalents held at Consolidated Funds	$168.9	$174.6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group Inc. (the “Company”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our infrastructure and natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of March 31, 2022, our Global Private Equity segment had $169 billion in AUM and $107 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of March 31, 2022, our Global Credit segment had $91 billion in AUM and $67 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of March 31, 2022, our Global Investment Solutions segment had $65 billion in AUM and $37 billion in Fee-earning AUM. Our Investment Solutions segment also included Metropolitan Real Estate (“MRE”) prior to its sale on April 1, 2021.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related transaction and portfolio advisory fees and other income, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest income. Our segment expenses primarily consist of cash compensation and benefits expenses, including salaries, bonuses, and realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition and disposition related charges and amortization of intangibles and impairment. Refer to Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of March 31, 2022. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VIII	$11.5 bn	2021	CRP IX	$8.0 bn	2021	U.S.	$37.6 bn	2012-2021
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	Europe	€10.1 bn	2013-2022
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Structured Credit Funds
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	CREV	$0.5 bn	2020
Global Financial Services Partners			CRP V	$3.0 bn	2006	CSC	$0.8 bn	2017
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	Illiquid Credit
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Business Development Companies[3]
Carlyle Europe Partners			CPI[4]	$7.9 bn	2016	Carlyle Secured Lending III	$0.2 bn	2022
CEP V	€6.4 bn	2018	International Real Estate			Carlyle Credit Solutions[7]	$2.1 bn	2017
CEP IV	€3.8 bn	2014	CER II	€0.3 bn	2021	Carlyle Secured Lending[8]	$2.0 bn	2013
CEP III	€5.3 bn	2007	CER I	€0.5 bn	2017	Middle Market CLOs
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	U.S	$0.7bn	2017-2021
Carlyle Asia Partners			Infrastructure & Natural Resources Funds			Opportunistic Credit Carry Funds
CAP V	$6.6 bn	2018	NGP Energy Carry Funds			CCOF II	$4.4 bn	2020
CBPF II	RMB 2.0 bn	2017	NGP XII	$4.3 bn	2017	CCOF I	$2.4 bn	2017
CAP IV	$3.9 bn	2014	NGP XI	$5.3 bn	2014	Distressed Credit Carry Funds
CAP III	$2.6 bn	2008	NGP X	$3.6 bn	2012	CSP IV	$2.5 bn	2016
Carlyle Japan Partners			Other NGP Carry Funds			CSP III	$0.7 bn	2011
CJP IV	¥258.0 bn	2020	NGP ETP IV	$0.2 bn	2022	CSP II	$1.4 bn	2007
CJP III	¥119.5 bn	2013	NGP Minerals	$0.3 bn	2020	Real Assets Credit
Carlyle Global Partners			NGP GAP	$0.4 bn	2014	Infrastructure Credit Carry Fund
CGP II	$1.8 bn	2020	NGP Predecessor Funds			CICF	$0.4 bn	2021
CGP I	$3.6 bn	2015	Various[2]	$5.7 bn	2007-2008	Real Estate Credit Carry Fund
Carlyle MENA Partners			International Energy Carry Funds			CNLI[9]	$0.5 bn	2022
MENA I	$0.5 bn	2008	CIEP II	$2.3 bn	2019	Energy Credit Carry Funds
Carlyle South American Buyout Fund			CIEP I	$2.5 bn	2013	CEMOF II	$2.8 bn	2015
CSABF I	$0.8 bn	2009	Infrastructure Funds			CEMOF I	$1.4 bn	2011
Carlyle Sub-Saharan Africa Fund			CRSEF	$0.7 bn	2019	Carlyle Aviation Partners
CSSAF I	$0.7 bn	2012	CGIOF	$2.2 bn	2019	SASOF V	$1.0 bn	2020
Carlyle Peru Fund			CPP II	$1.5 bn	2014	SASOF IV	$1.0 bn	2018
CPF I	$0.3 bn	2012	CPOCP	$0.5 bn	2013	SASOF III	$0.8 bn	2015
Carlyle U.S. Venture/Growth Partners						SASOF II	$0.6 bn	2012
CP Growth	$1.1 bn	2021				CALF	$0.6 bn	2020
CEOF II	$2.4 bn	2015				Securitization Vehicles[4]	$3.6 bn	Various
CEOF I	$1.1 bn	2011				8 Other Vehicles[4]	$4.3 bn	Various
CVP II	$0.6 bn	2001				Other Credit
Carlyle Europe Technology Partners						CTAC[3]	$1.5 bn	2018
CETP V	€1.6 bn	2022				Fortitude[5]	$5.2 bn	2020
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014				Global Investment Solutions[6]
Carlyle Asia Venture/Growth Partners						AlpInvest
CAP Growth II	$0.8 bn	2021				Fund of Private Equity Funds
CAP Growth I	$0.3 bn	2017				123 vehicles	€48.2 bn	2000-2022
CAGP IV	$1.0 bn	2008				Secondary Investments
Carlyle Cardinal Ireland						104 vehicles	€26.2 bn	2002-2022
CCI	€0.3 bn	2014				Co-Investments
						92 vehicles	€20.8 bn	2002-2022

Note: All amounts shown represent total capital commitments as of March 31, 2022 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser, and we do not serve as an investment adviser to those funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.
(3)Amounts represent gross assets plus any available capital as of March 31, 2022.
(4)Amounts represent Total AUM as of March 31, 2022.
(5)Includes capital raised from a strategic third-party investor which directly invests in Fortitude alongside Carlyle FRL.
(6)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate.
(7)Carlyle Credit Solutions, Inc., which was renamed from TCG BDC II, Inc. in March 2022.
(8)Carlyle Secured Lending, Inc., which was renamed from TCG BDC, Inc. in April 2022.
(9)Excludes $0.3 billion in capital commitments to CNLI made by a Carlyle-affiliated fund, as well as Carlyle’s strategic investment of $0.2 billion.

Trends Affecting our Business
The first quarter of 2022 was characterized by volatile markets, steady U.S. fundamentals, and slowing growth in Europe and Asia. Our proprietary portfolio data imply the U.S. economy grew at a 2.5% annualized rate in the first quarter, a solid pace given de facto fiscal contraction, monetary policy tightening, and high inflation. In March, consumer prices rose 8.5% from a year earlier, and outpaced wage growth by nearly 3 percentage points. Post the Covid-19 Omicron wave, data indicate that consumers had begun to realign their spending away from goods (and e-commerce in particular) and back towards services, a positive development for the alleviation of price pressures; in March 2022, U.S. hotel occupancy rates exceeded 2019 levels for the first time since the onset of the pandemic, and retail and dining foot traffic rose above 2019 comparisons in much of the country. However, Russia’s invasion of Ukraine and related sanctions exacerbated already rising energy costs (gasoline prices rose 26% during the first quarter) and food input prices (U.S. fertilizer prices are up nearly 200% year-over-year). Supply chains, which had also displayed tentative signs of recovering earlier in the quarter, have been disrupted anew as both the invasion and its associated sanctions impede the flow of critical exports from Russia and Ukraine. Notably, Russia and Ukraine are the largest and fifth-largest wheat exporters, and Russia is the largest supplier of key ingredients used in the production of fertilizer. The fallout of war is not only disrupting critical supply chains, but also supply itself, as harvest and planting seasons are jeopardized in Ukraine and energy and fertilizer costs squeeze margins for farmers globally. These impacts increase the risk of persistently elevated inflation into the latter half of the year.
Europe’s economy is most exposed to the Russian invasion of Ukraine, with a heavy reliance on Russian energy and Ukrainian and Russian goods as inputs into their production processes. Our proprietary portfolio data indicate that by the end of the first quarter of 2022, real GDP growth had slowed to a sub-1% annualized rate. In February 2022, producer prices rose 31% from a year earlier, the highest rate on record. The sharp rise in fuel and input prices has dented consumer demand and made some industrial production processes uneconomical.
China, while more insulated from the effects of the Russia/Ukraine conflict, faces significant headwinds from its zero-COVID policy. Economic growth in China in the beginning of the first quarter of 2022 was stronger than expected, as robust exports and domestic consumption buoyed the economy despite persistent turmoil in real estate development activity and sales. However, our proprietary portfolio data point to a contraction in March with the reimposition of significant lockdowns across the country, particularly in Shanghai. China’s zero-COVID policy also has negative implications for global supply chains more broadly; factory shutdowns and transport backlogs reintroduce the risk of inventory shortfalls for automobiles, chips, smartphones, and other products with significant manufacturing operations in China. As of April 11, 2022, the number of container ships outside the port of Shanghai was 15% higher than in March.
In 2021, corporate earnings exceeded expectations driven by large productivity gains stemming from investments in digitization and technology, which more than offset input price inflation and powered margin expansion. Current estimates anticipate S&P 500 constituents’ Q1 2022 earnings grew more than 5% from a year ago, a steady reading given the unfavorable comparison to last year’s robust level (the S&P 500 notched 90% earnings growth in Q1 2021). There is significant dispersion around this average across sectors. Financials and discretionary consumer goods companies are expected to see earnings decline over the quarter, while the energy, industrials, and materials sectors are projected to outperform strongly. Despite stable underlying growth on average, equity market volatility has risen with interest rate volatility. Year-to-date in 2022, 10-year Treasury yields have risen 130 basis points (bps) as of April 15, 2022. The Federal Reserve raised the federal funds rate by 25bps in March and indicated that more aggressive hikes were possible going forward. Futures markets have now priced in eight additional 25bp rate increases in 2022 and three hikes in 2023; however, there is significant uncertainty around these expectations, which is contributing to the broader volatility in markets. The Dow Jones, S&P 500, and Nasdaq 100 fell 5.2%, 7.8%, and 14.9%, respectively, from December 31, 2021 to April 15, 2022. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite fell 8.5%, 5.7%, and 11.4%, respectively, over the same period.

Losses are concentrated at both ends of the risk spectrum where valuations have been richest. The prices of speculative equities most exposed to interest rate risk – namely, those of companies with cash flows weighted far into the future – are down over 25% year-to-date; at the same time, low risk investment grade bonds are down more than 10% as well. In general, higher rates have negative implications for (1) fixed rate bond markets and (2) tech and high growth sector assets. In both cases, higher discount rates negatively impact the value of future cash flow. Obtaining financing in the high yield bond market is currently challenging. Year-to-date through April 13, 2022, global bond funds experienced nearly $115 billion in outflows. In contrast, the strongest performers year-to-date have been assets with more moderate valuations that fall in the middle of the risk spectrum, such as equities of companies with large dividends and/or low enterprise value/sales ratios. Leveraged loans, which are floating rate and thus more appealing to investors when interest rates are rising, have also held up relatively well and were down modestly as of late-April. Financing and transaction volumes overall, however, saw a significant slowdown in the first quarter of 2022. Global M&A totaled roughly $900 billion for the quarter, the lowest amount since Q2 2020, at the heart of the COVID crisis.
Our carry fund portfolio appreciated 5% in the first quarter against this market backdrop characterized by higher-than-usual volatility, reflecting the strength of our diversified platform and our ability to mitigate risk in periods of uncertainty. Within our Global Private Equity segment, our infrastructure and natural resources funds appreciated 19%, boosted by strong commodity prices; our real estate funds appreciated 10% in the first quarter, led by continued strong performance in U.S. real estate; and our corporate private equity funds appreciated 3% in the first quarter driven by our U.S. and Europe portfolios. In our Global Credit segment, our carry funds (which represent approximately 15% of the total Global Credit remaining fair value) were flat for the quarter as appreciation in our energy credit carry funds was offset by depreciation in Carlyle Aviation Partners. Depreciation of 18% in our Aviation carry funds reflects the impact of the war in Ukraine, as approximately 5% of the aircraft leases in the portfolio are in the impacted region. We believe this is the only strategy across our portfolio where we have significant direct exposure to Russia, Belarus or Ukraine. Our Global Investment Solutions funds appreciated 4% in the first quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds. Our publicly traded investments, which comprise 10% of the total fair value in our carry fund portfolio, depreciated 8% during the first quarter. Our non-carry fund Global Credit products also continue to perform well. Dividend yields on our business development companies as of March 31, 2022 were approximately 9% to 10%, and approximately 7% for our interval fund. In our liquid credit strategy, our global CLO portfolio continues to have a default rate less than half that of the industry average.
We generated $6.4 billion in realized proceeds from our carry funds in the first quarter of 2022, generally in line with a year ago, but down from the record levels of realizations seen in the third and fourth quarters of 2021. However, our net accrued performance revenues on our balance sheet reached a record high level at $4.3 billion at March 31, 2022, a 10% increase from December 31, 2021 reflecting the positive impact from valuations across the portfolio. We expect this balance will deliver a high level of realized performance revenues in the coming years.
During the first quarter, our carry funds invested $10.9 billion in new or follow-on transactions, and we have announced and/or signed more than $1.5 billion of new or follow-on transactions that are expected to close in the coming quarters. While high levels of industry dry powder and widely available financing are likely to foster an increasingly competitive market, we believe our investment platform will enable us to pivot quickly to pursue opportunities where we have identified dislocation, which we believe positions us to continue to deploy capital throughout 2022.
We raised $9.2 billion in new capital in the first quarter, with $2.0 billion in additional third-party capital raised for our strategic investment in Fortitude, the first closing in our fifth Europe technology fund and capital raised related to the March 2022 acquisition of a diversified portfolio of triple net leases from iStar. The pace of capital deployment has resulted in fund products coming back to market faster than ever before, and limited partners have an increasing array of investment opportunities to consider. As a result, we anticipate the fundraising landscape to become increasingly competitive as limited partners balance allocation limits with more offerings. In addition to organic growth through fundraising, we have announced several transactions to drive accretive growth on an inorganic basis, including our acquisition of CLO management contracts from CBAM Partners LLC in March 2022, our recently announced agreement to acquire life sciences investment firm Abingworth, and our strategic advisory services agreement with Fortitude which was executed on April 1, 2022.
The SEC has put forth several rule proposals in recent months, and we are currently evaluating the potential impacts to our business and operations, and those of our portfolio companies. These proposals include, but are not limited to, (i) new reporting requirements of material cybersecurity incidents and periodic reporting regarding a company’s cybersecurity risk programs, (ii) new rules and amendments under the Investment Advisors Act of 1940 which expand compliance obligations and prohibit certain activities for private fund advisors, and (iii) extensive climate change disclosure regulations. We are also closely evaluating the financial, regulatory and other proposals put forth by the current Administration and Congress and their potential impacts on our business. While there may be changes to current tax and regulatory regimes, recent fiscal stimulus and proposed infrastructure packages could be followed by longer-term spending increases. The potential for policy changes may create regulatory uncertainty for our portfolio companies and our investment strategies and could adversely affect our profitability and the profitability of our portfolio companies.
The Great Resignation continues to impact labor markets, making hiring more challenging and compensation more expensive as companies compete for talent. While our levels of attrition have been generally consistent with pre-pandemic levels, we have experienced increased turnover in our technology and finance functions. As we look to recruit qualified professionals to backfill existing positions and fill new roles, we may experience upward pressure on our compensation packages.
Recent Transactions
Acquisition of iStar Triple Net Lease Portfolio
In March 2022, Carlyle Net Leasing Income, L.P., a Carlyle-affiliated investment fund, acquired a diversified portfolio of triple net leases from iStar, Inc. for an enterprise value of $3 billion, which was funded using $2 billion in debt and $1 billion in equity. The portfolio includes properties spanning industrial, office and entertainment space across 18.3 million square feet located throughout the United States. The investment fund is not consolidated by us, and the debt is non-recourse to us. As general partner of the investment fund, we contributed $200 million as a minority interest balance sheet investment, which is included in the our Global Credit principal equity method investments (see Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Acquisition of CLO Management Contracts from CBAM Partners LLC
On March 21, 2022, we acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”). The purchase price of $812.9 million consisted of a combination of $618.4 million in cash, approximately 4.2 million newly issued, fully vested common shares ($194.5 million based on the value of the shares at closing), and approximately $3.4 million of acquisition costs incurred by us in connection with the transaction. The portfolio of $15 billion in assets under management was integrated into our Global Credit platform. See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding the acquisition.
Fortitude Capital Raise and Strategic Advisory Services Agreement
In March 2022, we raised $2.0 billion in third-party equity capital for Fortitude, and committed up to $100 million in additional capital to Carlyle FRL from our balance sheet. Fortitude is expected to call the capital in two drawdowns during 2022. In connection with the capital raise and subsequent funding, our indirect ownership of Fortitude will decrease from 19.9% to 10.5%. As a result of this dilution, we expect to record a reduction in the carrying value of our equity method investment and corresponding loss of approximately $277 million in our U.S. GAAP results based on the carrying value as of March 31, 2022, subject to change based on the timing of the dilution and changes in the carrying value of our investment.
On April 1, 2022, we entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM will provide Fortitude with certain services, including M&A, transaction origination and execution, and capital management services in exchange for a recurring fee based on Fortitude’s general account assets, which will adjust within an agreed range based on Fortitude’s overall profitability. See Note 6 to the unaudited condensed consolidated financial statements for additional information regarding the strategic investment in Fortitude.
Acquisition of Abingworth
In April 2022, we agreed to acquire Abingworth, a life sciences investment firm, which will expand our healthcare investment platform with the addition of over $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors. Consideration for Abingworth includes a base purchase price of $187.5 million, of which up to $47.5 million may be settled with newly-issued shares of our common stock, as well as up to a further $130 million in future incentive payments based on the achievement of certain performance targets. The acquisition includes the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. The transaction is expected to close in 2022.
Dividends
In April 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share to common stockholders of record at the close of business on May 10, 2022, payable on May 17, 2022.

Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $15.6 billion of Fee-earning AUM as of March 31, 2022 were approximately 10% and 16% of fund management fees recognized during the three months ended March 31, 2022 and 2021, respectively. No other fund generated over 10% of fund management fees in the periods presented.
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
The table below presents funds which generated performance allocations in excess of 10% of the total for the three months ended March 31, 2022 and 2021. No other fund generated over 10% of performance allocations in the periods presented.

Three Months Ended March 31,
2022		2021
(Dollars in millions)
CRP VIII	$135.2	CP VI	$535.6
CP VII	73.3	CEP IV	405.3
CIEP I	71.0
CEP IV	70.2
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
We record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our unaudited condensed consolidated statements of operations. We recognized $250.4 million of net investment earnings related to these performance allocations for the three months ended March 31, 2022.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the three months ended March 31, 2022 and 2021, the reversals of performance allocations were $96.5 million and $20.1 million, respectively.
As of March 31, 2022, accrued performance allocations and accrued giveback obligations were $8.5 billion and $40.4 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2022 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of March 31, 2022, $18.7 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $21.7 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of March 31, 2022 are $4.3 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2022, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.6 billion on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through March 31, 2022
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$158.0	$55.0
All other Carlyle Funds	80.2	12.7
Aggregate Giveback since Inception	$238.2	$67.7
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. As it relates to our investments in NGP, investment income also includes our equity income allocation in NGP performance allocations, the amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2022:

	As of March 31, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$5,733	$307	$1,646	$7,686
Level II	5,583	1,658	176	7,417
Level III	112,731	70,372	42,224	225,327
Fair Value of Investments	124,047	72,337	44,046	240,430
Available Capital	45,039	18,477	21,220	84,736
Total AUM	$169,086	$90,814	$65,266	$325,166
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During 2019 and 2020, we granted fewer equity awards than we have previously. In 2021, we granted approximately 7.1 million in long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, combined with a higher share price than in prior periods, equity-based compensation expense will be higher in the coming years than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
The interim provision for income taxes is calculated using the discrete effective tax rate method as allowed by ASC 740, Accounting for Income Taxes. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2022, our U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2020. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings, or “FRE”, is a component of DE and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income from investments in Carlyle funds, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. Fee Related Earnings includes fee related performance revenues and related compensation expense. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2022	2021
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$72,933	$78,362
Fee-earning AUM based on invested capital (2)	63,311	39,622
Fee-earning AUM based on collateral balances, at par (3)	43,406	27,617
Fee-earning AUM based on net asset value (4)	9,942	8,084
Fee-earning AUM based on lower of cost or fair value and other (5)	21,468	19,447
Balance, End of Period (6) (7) (8)	$211,060	$173,132
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
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of March 31, 2022, the Legacy Energy Funds had, in the aggregate, approximately $0.2 billion in AUM and $0.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balances as of March 31, 2022 and 2021 exclude $14.3 billion and $12.7 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
(8)The ending balance as of March 31, 2021 includes $2.3 billion of Fee-earning AUM in Metropolitan Real Estate, which was sold on April 1, 2021.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2022	2021
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$193,419	$170,102
Inflows (1)	22,142	7,959
Outflows (including realizations) (2)	(3,296)	(3,574)
Market Activity & Other (3)	288	508
Foreign Exchange (4)	(1,493)	(1,863)
Balance, End of Period	$211,060	$173,132
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three months ended March 31, 2022 include $14 billion of Fee-earning AUM acquired in the CBAM transaction in March 2022.

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

The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2022
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$300,957
Inflows (1)	23,749
Outflows (including realizations) (2)	(6,557)
Market Activity & Other (3)	9,340
Foreign Exchange (4)	(2,323)
Balance, End of Period	$325,166
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three months ended March 31, 2022 include $15 billion of AUM acquired in the CBAM transaction in March 2022.
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
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 5% for the three months ended March 31, 2022 is comprised of 3% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 10% for funds focusing on real estate, and 19% for funds focusing on infrastructure and natural resources; and 4% appreciation for carry funds in the Global Investment Solutions segment. Our Global Credit carry funds were flat for the first quarter. Overall portfolio appreciation for the twelve months ended March 31, 2022 of 32% is comprised of 27% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 45% for funds focusing on real estate, and 47% for funds focusing on infrastructure and natural resources; 14% appreciation for carry funds in the Global Credit segment; and 35% appreciation for carry funds in the Global Investment Solutions segment. Our publicly traded investments, which comprise 10% of the total fair value in our carry fund portfolio, depreciated 8% during the first quarter.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended March 31, 2022 were (4.9)% and (5.7)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (6.0)%, the S&P Oil and Gas Exploration and Production Index was 38.5%, and the S&P Leveraged Loan Index appreciation (depreciation) was (1.1)%. S&P 500 and MSCI ACWI appreciation (depreciation) for the twelve months ended March 31, 2022 were 14.0% and 5.7%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was 18.5%, the S&P Oil and Gas Exploration and Production Index was 83.0%, and the S&P Leveraged Loan Index appreciation (depreciation) was (0.3)%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of March 31, 2022, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for the three months ended March 31, 2022; and 2% of our total investment income or loss for the three months ended March 31, 2022.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of March 31, 2022, our consolidated CLOs held approximately $6.5 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
For further information on our consolidation policy and the consolidation of certain funds, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and 2021. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$450.5	$381.0
Incentive fees	14.0	9.5
Investment income
Performance allocations	710.2	1,786.1
Principal investment income	319.6	179.1
Total investment income	1,029.8	1,965.2
Interest and other income	25.8	20.4
Interest and other income of Consolidated Funds	61.7	61.1
Total revenues	1,581.8	2,437.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	254.3	228.5
Equity-based compensation	39.7	32.4
Performance allocations and incentive fee related compensation	370.7	866.6
Total compensation and benefits	664.7	1,127.5
General, administrative and other expenses	106.3	91.7
Interest	27.8	23.0
Interest and other expenses of Consolidated Funds	42.8	42.4
Other non-operating expenses	0.3	0.6
Total expenses	841.9	1,285.2
Other income
Net investment income of Consolidated Funds	2.8	12.3
Income before provision for income taxes	742.7	1,164.3
Provision for income taxes	147.9	273.4
Net income	594.8	890.9
Net income attributable to non-controlling interests in consolidated entities	23.2	21.6
Net income attributable to The Carlyle Group Inc. Common Stockholders	$571.6	$869.3

Net income attributable to The Carlyle Group Inc. per common share
Basic	$1.60	$2.45
Diluted	$1.57	$2.41
Weighted-average common shares
Basic	357,574,838	354,230,092
Diluted	363,010,282	360,504,780

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Total revenues decreased $855.4 million, or 35.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in total revenues for the three months ended March 31, 2022:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Total Revenues, March 31, 2021	$2,437.2
Increases (Decreases):
Increase in fund management fees	69.5
Increase in incentive fees	4.5
Decrease in investment income, including performance allocations	(935.4)
Increase in interest and other income	5.4
Increase in interest and other income of Consolidated Funds	0.6
Total decrease	(855.4)
Total Revenues, March 31, 2022	$1,581.8

Fund Management Fees. Fund management fees increased $69.5 million, or 18.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the following:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$88.5
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(12.0)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	0.1
Lower management fees due to sale of MRE on April 1, 2021	(4.6)
Lower transaction and portfolio advisory fees	(3.4)
All other changes	0.9
Total increase in fund management fees	$69.5

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $14.6 million and $18.0 million for the three months ended March 31, 2022 and 2021, respectively.

Investment Income. Investment income decreased $935.4 million to $1,029.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily reflects carry fund appreciation of 5% during the three months ended March 31, 2022, compared to appreciation of 13% during the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$710.2	$1,786.1
Investment income from NGP, which includes performance allocations	282.3	20.7
Investment income from our carry funds:
Global Private Equity	45.3	81.9
Global Credit	1.0	4.6
Global Investment Solutions	2.9	5.2
Investment (loss) income from our CLOs	(7.4)	7.2
Investment (loss) income from our other Global Credit products	(6.0)	55.3
Investment income on foreign currency hedges	1.2	4.1
All other investment income (loss)	0.3	0.1
Total investment income	$1,029.8	$1,965.2

We recorded investment losses from CLOs during the three months ended March 31, 2022 as compared to investment income from CLOs during the three months ended March 31, 2021. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 7%, with our investments in subordinated notes and senior notes depreciating 13% and 3%, respectively.
Performance Allocations. Performance allocations decreased $1.1 billion for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2022 and 2021 comprised the following:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$657.9	$1,566.5
Global Credit	(34.0)	21.0
Global Investment Solutions (1)	86.3	198.6
Total performance allocations	$710.2	$1,786.1

Total carry fund appreciation	5%	13%
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
Refer to “— Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented. Performance allocations during the three months ended March 31, 2022 in our Global Private Equity and Global Investment Solutions segments reflect appreciation across the portfolio during the quarter. The reversal of performance allocations for Global Credit were driven by our fourth distressed credit carry fund, in which incremental preferred return outpaced gains in the portfolio during the quarter, depreciation in our third Aviation credit fund, and realized giveback in our third distressed credit carry fund.

The first quarter of 2022 was characterized by volatile markets, steady U.S. fundamentals, and slowing growth in Europe and Asia. Our proprietary portfolio data imply the U.S. economy grew at a 2.5% annualized rate in the first quarter, a solid pace given de facto fiscal contraction, monetary policy tightening, and high inflation. Russia’s invasion of Ukraine and related sanctions increased the risk of persistently elevated inflation into the latter half of the year. However, our carry fund portfolio appreciated 5% in the first quarter of 2022 against this backdrop of market volatility. Within our Global Private Equity segment, our infrastructure and natural resources funds appreciated 19%, boosted by strong commodity prices; our real estate funds appreciated 10% in the first quarter, led by continued strong performance in U.S. real estate; and our corporate private equity funds appreciated 3% in the first quarter driven by our U.S. and Europe portfolios. In our Global Credit segment, our carry funds (which represent approximately 15% of the total Global Credit remaining fair value) were flat for the quarter as appreciation in our energy credit carry funds was offset by depreciation in Carlyle Aviation Partners. Depreciation of 18% in our Aviation carry funds reflects the impact of the war in Ukraine, as approximately 5% of the aircraft leases in the portfolio are in the impacted region. We believe this is the only strategy across our portfolio where we have significant direct exposure to Russia, Belarus or Ukraine. Our Global Investment Solutions funds appreciated 4% in the first quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds. Our publicly traded investments, which comprise 10% of the total fair value in our carry fund portfolio, depreciated 8% during the first quarter.
Interest and Other Income. Interest and other income increased $5.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of increases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $0.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs.
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
Expenses
Total expenses decreased $443.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in total expenses for the three months ended March 31, 2022:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Total Expenses, March 31, 2021	$1,285.2
Increases (Decreases):
Decrease in total compensation and benefits	(462.8)
Increase in general, administrative and other expenses	14.6
Increase in interest	4.8
Increase in interest and other expenses of Consolidated Funds	0.4
Decrease in other non-operating expense	(0.3)
Total decrease	(443.3)
Total Expenses, March 31, 2022	$841.9

Total Compensation and Benefits. Total compensation and benefits decreased $462.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to the following:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Increase in cash-based compensation and benefits	$25.8
Increase in equity-based compensation	7.3
Decrease in performance allocations and incentive fee related compensation	(495.9)
Decrease in total compensation and benefits	$(462.8)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $25.8 million, or 11.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the following:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Increase in headcount and bonuses	$18.6
Increase in compensation expense associated with contingent earn-out payments (1)	7.2
Total increase in cash-based compensation and benefits	$25.8
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $53.6 million through March 31, 2022. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $7.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in equity-based compensation from 2021 to 2022 was primarily due to the expanded use of equity-based compensation incentive programs. During 2021, we granted 7.1 million long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, the number of restricted stock units granted in 2021 is higher than in 2020, which, combined with a higher share price than in prior periods, will result in higher equity-based compensation expense in the coming years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $495.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 52% and 49% for the three months ended March 31, 2022 and 2021, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest. Conversely, performance allocations from the Legacy Energy funds in our Global Private Equity segment are primarily allocated to Carlyle because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle.

General, Administrative and Other Expenses. General, administrative and other expenses increased $14.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Higher intangible asset amortization	$5.6
Higher depreciation and amortization	0.5
Higher professional fees	6.2
Higher external fundraising costs	1.2
Higher travel and conference expenses	2.0
Foreign exchange adjustments	(12.5)
Higher IT and other office expenses	4.9
Other changes	6.7
Total increase in general, administrative and other expenses	$14.6

Foreign exchange adjustments for the three months ended March 31, 2022 are primarily driven by the revaluation on our European CLO investments.
Interest. Interest increased $4.8 million for the three months ended March 31, 2022 as compared to three months ended March 31, 2021 primarily due to interest accrued on the Subordinated Notes issued in May 2021.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $0.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Income (Loss) of Consolidated Funds. For three months ended March 31, 2022, net investment income of Consolidated Funds was $2.8 million as compared to net investment income of $12.3 million for the three months ended March 31, 2021. For both the three months ended March 31, 2022 and 2021, net investment income (loss) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Realized gains	$2.7	$4.7
Net change in unrealized gains (losses)	(46.1)	84.6
Total gains (losses)	(43.4)	89.3
Gains (losses) from liabilities of CLOs	46.2	(77.0)
Total net investment gains of Consolidated Funds	$2.8	$12.3

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes $147.9 million and $273.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 20% and 23% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes. The effective tax rate for the three months ended March 31, 2022 also reflects the impact of tax deductions resulting from the vesting of restricted stock units during the period as well as the impact of certain foreign tax planning initiatives. As of March 31, 2022 and December 31, 2021, the Company had federal, state, local and foreign taxes payable of $100.0 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $23.2 million for the three months ended March 31, 2022 as compared to net income of $21.6 million for the three months ended March 31, 2021. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $571.6 million for the three months ended March 31, 2022, a $297.7 million decrease from net income of $869.3 million for the three months ended March 31, 2021.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2022 and 2021. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
Beginning with the first quarter of 2022, we began disclosing fee related performance revenues as a separate line item in our Non-GAAP results. Fee related performance revenues are the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and and which have no risk of giveback. Previously, these amounts were included as a component of fund management fees. During the three months ended March 31, 2022, our Core Plus real estate fund, CPI, began to realize recurring fee related performance revenues. Realized net performance revenues for CPI were immaterial in prior periods.
The following table shows our total segment DE and FRE for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Total Segment Revenues	$779.5	$612.5
Total Segment Expenses	476.7	397.6
Distributable Earnings	$302.8	$214.9
(-) Realized Net Performance Revenues	118.0	76.0
(-) Realized Principal Investment Income	26.3	30.0
(+) Net Interest	24.8	20.1
(=) Fee Related Earnings	$183.3	$129.0

The following table sets forth our total segment revenues for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$454.2	$382.8
Portfolio advisory and transaction fees, net and other	16.2	19.7
Fee related performance revenues	44.5	9.4
Total fund level fee revenues	514.9	411.9
Realized performance revenues	236.3	168.4
Realized principal investment income	26.3	30.0
Interest income	2.0	2.2
Total Segment Revenues	$779.5	$612.5
The following table sets forth our total segment expenses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$245.8	$212.2
Realized performance revenue related compensation	118.3	92.4
Total compensation and benefits	364.1	304.6
General, administrative, and other indirect expenses	76.3	61.6
Depreciation and amortization expense	9.5	9.1
Interest expense	26.8	22.3
Total Segment Expenses	$476.7	$397.6

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$742.7	$1,164.3
Adjustments:
Net unrealized performance and fee related performance revenues	(466.6)	(846.4)
Unrealized principal investment (income) loss	(23.7)	(131.3)
Equity-based compensation(1)	40.7	34.9
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	29.1	19.0
Tax expense associated with certain foreign performance revenues	(0.8)	(6.0)
Net (income) loss attributable to non-controlling interests in consolidated entities	(23.2)	(21.6)
Other adjustments including severance	4.6	2.0
(=) Distributable Earnings	$302.8	$214.9
(-) Realized net performance revenues(2)	118.0	76.0
(-) Realized principal investment income(2)	26.3	30.0
(+) Net interest	24.8	20.1
(=) Fee Related Earnings	$183.3	$129.0

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$710.2	$(473.9)	$236.3
Performance revenues related compensation expense	370.7	(252.4)	118.3
Net performance revenues	$339.5	$(221.5)	$118.0

Principal investment income (loss)	$319.6	$(293.3)	$26.3

	Three Months Ended March 31, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,786.1	$(1,617.7)	$168.4
Performance revenues related compensation expense	866.6	(774.2)	92.4
Net performance revenues	$919.5	$(843.5)	$76.0

Principal investment income (loss)	$179.1	$(149.1)	$30.0
(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in

NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results (see Note 6 to our unaudited condensed consolidated financial statements).
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$244.1	$178.2
Global Credit	35.6	23.1
Global Investment Solutions	23.1	13.6
Distributable Earnings	$302.8	$214.9
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.2	$260.2
Portfolio advisory and transaction fees, net and other	6.1	10.6
Fee related performance revenues	30.6	—
Total fund level fee revenues	340.9	270.8
Realized performance revenues	199.9	134.1
Realized principal investment income	14.2	23.7
Interest income	0.4	0.2
Total revenues	555.4	428.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	153.0	129.1
Realized performance revenues related compensation	90.7	60.2
Total compensation and benefits	243.7	189.3
General, administrative, and other indirect expenses	45.5	41.4
Depreciation and amortization expense	6.3	6.1
Interest expense	15.8	13.8
Total expenses	311.3	250.6
Distributable Earnings	$244.1	$178.2
(-) Realized Net Performance Revenues	109.2	73.9
(-) Realized Principal Investment Income	14.2	23.7
(+) Net Interest	15.4	13.6
(=) Fee Related Earnings	$136.1	$94.2

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Distributable Earnings
Distributable Earnings increased $65.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2021	$178.2
Increases (decreases):
Increase in fee related earnings	41.9
Increase in realized net performance revenues	35.3
Decrease in realized principal investment income	(9.5)
Increase in net interest	(1.8)
Total increase	65.9
Distributable Earnings, March 31, 2022	$244.1

Realized Net Performance Revenues. Realized net performance revenues increased $35.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,
2022	2021
CJP III	CP VI
CEOF II	CJP III
CP VI	CGFSP II
CRP VIII
CRP VII

Realized Principal Investment Income. Realized principal investment income was $14.2 million for the three months ended March 31, 2022 as compared to realized principal investment income of $23.7 million for the three months ended March 31, 2021. The decrease was primarily driven by the timing of realization events within our corporate private equity funds.

Fee Related Earnings
Fee Related Earnings increased $41.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2021	$94.2
Increases (decreases):
Increase in fee revenues	70.1
Increase in cash-based compensation and benefits	(23.9)
Increase in general, administrative and other indirect expenses	(4.1)
All other changes	(0.2)
Total increase	41.9
Fee Related Earnings, March 31, 2022	$136.1
Fee Revenues. Total fee revenues increased $70.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to the following:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Higher fund management fees	$44.0
Lower portfolio advisory and transaction fees, net and other	(4.5)
Higher fee related performance revenues	30.6
Total increase in fee revenues	$70.1
The increase in fund management fees for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the activation of management fees on CP VIII, CRP IX, CP Growth and CAP Growth II subsequent to March 31, 2021, as well as investment activity in CPI, on which management fees are based on invested capital. These increases were partially offset by basis step-downs in CP VII and CRP VIII, as well as investment realizations in CP VI, on which management fees are based on invested capital.
Portfolio advisory and transaction fees, net and other decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Transaction fees during the three months ended March 31, 2022 were primarily generated by transaction fees related to investments across the portfolio. Transaction fees during the three months ended March 31, 2021 were primarily generated by transaction fees related to investments in CJP IV and CEP V.
The increase in fee related performance revenues for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily related to CPI, which began to realize recurring fee related performance revenue during the first quarter of 2022.
The total weighted-average management fee rates as of March 31, 2022 and 2021 were 1.29% and 1.25%. Fee-earning assets under management were $106.7 billion and $90.6 billion as of March 31, 2022 and 2021, respectively, an increase of $16.1 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $23.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased headcount as well as compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation, which accounts for approximately $13.7 million of the increase from a year ago).
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased professional fees.

Fee-earning AUM as of and for the Three Months Ended March 31, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2022	2021
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$51,129	$55,591
Fee-earning AUM based on invested capital	48,003	29,268
Fee-earning AUM based on net asset value	5,118	3,417
Fee-earning AUM based on lower of cost or fair value	2,415	2,283
Total Fee-earning AUM	$106,665	$90,559
Weighted Average Management Fee Rates (2)
All Funds	1.29%	1.25%
Funds in Investment Period	1.65%	1.37%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2022	2021
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$104,252	$91,571
Inflows (1)	3,516	636
Outflows (including realizations) (2)	(771)	(983)
Market Activity & Other (3)	140	96
Foreign Exchange (4)	(472)	(761)
Balance, End of Period	$106,665	$90,559
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
Fee-earning AUM was $106.7 billion at March 31, 2022, an increase of $2.4 billion, or approximately 2%, compared to December 31, 2021. The increase was driven by inflows of $3.5 billion from new fee-paying commitments raised in CETP V, as well as capital deployment in CPI. This was partially offset by realizations of $0.8 billion in funds which charge fees based on invested capital and $0.5 billion in negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $106.7 billion at March 31, 2022, an increase of $16.1 billion, or approximately 18%, compared to $90.6 billion at March 31, 2021. The increase was driven by inflows of $27.5 billion primarily from new fee-paying commitments raised in CP VIII, CRP IX, CETP V, CP Growth, and CAP Growth II, as well as investments in other funds which charge fees based on invested capital or net asset value. This was partially offset by outflows of $10.7 billion primarily due to dispositions in funds which charge fees based on invested capital, as well as $1.0 billion in negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD.
Total AUM as of and for the Three Months Ended March 31, 2022
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2022
(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$162,117
Inflows (1)	3,101
Outflows (including realizations) (2)	(2,367)
Market Activity & Other (3)	6,968
Foreign Exchange (4)	(733)
Balance, End of Period	$169,086
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

Total AUM was $169.1 billion at March 31, 2022, an increase of $7.0 billion, or approximately 4%, compared to $162.1 billion as of December 31, 2021. Driving the increase were $3.1 billion of inflows, largely attributable to the first closing in CETP V. The increase was also driven by overall segment appreciation of $7.0 billion for the period, with appreciation of $2.4 billion in CP VI, $0.7 billion in CP VII, and $0.5 billion in CEP IV. These increases were partially offset by outflows of $2.4 billion primarily from distributions of investment proceeds in our U.S. Buyout, International Energy, and U.S. Growth funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2022						As of March 31, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$11,452	$4,200	37%	$—	$4,305	1.0x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$16,665	90%	$603	$21,690	1.3x	20%	12%	$425	$607	1.7x	30%
CP VI (May 2013 / May 2018)	$13,000	$13,108	101%	$18,645	$14,159	2.5x	22%	17%	$1,027	$21,870	2.9x	28%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,108	$1,518	2.2x	18%	14%	$134	$27,175	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,416	€4,204	66%	€185	€5,160	1.3x	24%	11%	$81	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,758	102%	€3,521	€3,564	1.9x	18%	12%	$325	€3,235	2.4x	28%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,708	€53	2.3x	19%	14%	$6	€11,643	2.3x	19%
CEP II (Sep 2003 / Sep 2007)	€1,805	€2,048	113%	€4,152	€8	2.0x	36%	20%	$1	€4,124	2.2x	43%
CAP V (Jun 2018 / Jun 2024)	$6,554	$4,593	70%	$1,052	$5,177	1.4x	36%	18%	$115	$937	1.9x	150%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$4,612	$3,388	2.0x	18%	13%	$285	$5,020	3.2x	33%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,890	$221	2.0x	17%	12%	$23	$4,890	2.0x	18%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥93,727	36%	¥—	¥121,284	1.3x	NM	NM	$11	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥184,200	¥42,200	2.5x	23%	16%	$21	¥182,265	3.9x	33%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$878	87%	$338	$1,532	2.1x	48%	35%	$89	$704	5.6x	59%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,602	$663	2.4x	26%	19%	$52	$1,600	2.3x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,062	$333	31%	$—	$341	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,249	94%	$2,072	$2,049	1.8x	20%	14%	$138	$2,300	3.7x	54%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,522	$292	1.5x	12%	8%	$37	$1,382	1.7x	20%
CETP V (Mar 2022 / Jun 2028)	€1,633	€—	0%	€—	€—	n/a	n/a	n/a	$—	€—	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,162	86%	€—	€1,888	1.6x	55%	37%	$67	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,181	€684	3.1x	44%	31%	$51	€1,181	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$843	46%	$—	$894	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,050	85%	$460	$3,786	1.4x	8%	6%	$62	$535	3.6x	68%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$98	1.3x	6%	2%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$736	95%	$485	$500	1.3x	5%	2%	$—	$763	1.6x	3%
All Other Active Funds & Vehicles(10)		$18,644	n/a	$17,176	$13,824	1.7x	13%	11%	$78	$17,724	2.2x	17%
Fully Realized Funds & Vehicles(11)		$24,669	n/a	$61,552	$—	2.5x	28%	21%	$9	$61,552	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$133,172	n/a	$167,748	$88,366	1.9x	26%	18%	$3,037	$172,046	2.5x	27%
Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$443	6%	$—	$486	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,491	82%	$3,027	$4,651	1.7x	56%	35%	$201	$3,098	1.9x	50%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,755	90%	$4,618	$1,752	1.7x	19%	12%	$80	$4,585	1.8x	23%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,157	92%	$3,761	$169	1.8x	27%	18%	$6	$3,594	2.0x	31%
CRP V (Nov 2006 / Mar 2011)	$3,000	$3,294	110%	$6,110	$13	1.9x	13%	9%	$5	$6,093	1.9x	13%
CRP IV (Jan 2005 / Nov 2006)	$950	$1,200	126%	$1,964	$2	1.6x	7%	4%	$—	$1,966	1.6x	7%
CPI (May 2016 / n/a)	$6,428	$5,104	79%	$1,449	$5,956	1.5x	19%	18%	n/a*	$969	1.7x	5%
CEREP III (Jun 2007 / May 2012)	€2,230	€2,053	92%	€2,474	€22	1.2x	4%	1%	$—	€2,447	1.2x	4%
All Other Active Funds & Vehicles(14)		$3,614	n/a	$3,100	$2,557	1.6x	10%	8%	$17	$2,779	1.7x	11%
Fully Realized Funds & Vehicles(15)		$5,102	n/a	$6,815	$2	1.3x	13%	6%	$—	$6,818	1.3x	13%
TOTAL REAL ESTATE(13)		$31,434	n/a	$33,586	$15,615	1.6x	13%	9%	$309	$32,612	1.6x	13%
Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,009	44%	$364	$1,092	1.4x	NM	NM	$27	$572	2.4x	NM
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,341	94%	$1,290	$2,932	1.8x	19%	11%	$148	$1,732	2.6x	25%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,504	99%	$733	$1,469	1.5x	13%	8%	$17	$365	4.1x	76%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,590	72%	$102	$1,766	1.2x	24%	6%	$5	$42	1.8x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,611	61%	$437	$3,738	1.6x	19%	12%	$110	n/a	n/a	n/a
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$2,720	$4,919	1.5x	11%	8%	$127	$3,868	1.7x	32%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,197	$454	1.1x	2%	Neg	$—	$3,100	1.2x	5%
All Other Active Funds & Vehicles(17)		$3,540	n/a	$1,877	$3,569	1.5x	16%	14%	$18	$2,089	2.4x	29%

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2022						As of March 31, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES		$22,115	n/a	$12,155	$19,940	1.5x	11%	7%	$452	$13,205	1.7x	13%

Legacy Energy Funds(16)		$16,741	n/a	$23,945	$243	1.4x	12%	6%	$(4)	$23,592	1.5x	14%
*Net accrued fee related performance revenues for CPI of $65 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
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
(8)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end.
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
(20)All amounts shown represent total capital commitments as of March 31, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$93.7	$70.6
Portfolio advisory and transaction fees, net and other	10.1	8.8
Fee related performance revenues	13.9	9.4
Total fund level fee revenues	117.7	88.8
Realized performance revenues	13.7	0.1
Realized principal investment income	10.3	5.9
Interest income	1.5	2.0
Total revenues	143.2	96.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	67.2	53.7
Realized performance revenues related compensation	6.7	—
Total compensation and benefits	73.9	53.7
General, administrative, and other indirect expenses	23.5	11.8
Depreciation and amortization expense	2.0	1.9
Interest expense	8.2	6.3
Total expenses	107.6	73.7
(=) Distributable Earnings	$35.6	$23.1
(-) Realized Net Performance Revenues	7.0	0.1
(-) Realized Principal Investment Income	10.3	5.9
(+) Net Interest	6.7	4.3
(=) Fee Related Earnings	$25.0	$21.4

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Distributable Earnings
Distributable Earnings increased $12.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2021	$23.1
Increases (decreases):
Increase in fee related earnings	3.6
Increase in realized net performance revenues	6.9
Increase in realized principal investment income	4.4
Increase in net interest	(2.4)
Total increase	12.5
Distributable Earnings, March 31, 2022	$35.6
Realized Net Performance Revenues. Realized net performance revenues increased $6.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to realized net performance revenues generated by CCOF I, partially offset by the realization of a $5.7 million net giveback obligation for CSP III in the three months ended March 31, 2022.
Realized Principal Investment Income. Realized principal investment income increased $4.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher gains from our European CLOs.
Fee Related Earnings
Fee Related Earnings increased $3.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2021	$21.4
Increases (decreases):
Increase in fee revenues	28.9
Increase in cash-based compensation and benefits	(13.5)
Increase in general, administrative and other indirect expenses	(11.7)
All other changes	(0.1)
Total increase	3.6
Fee Related Earnings, March 31, 2022	$25.0

Fee Revenues. Fee revenues increased $28.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to the following:

Three Months Ended March 31,
2022 v. 2021
(Dollars in millions)
Higher fund management fees	$23.1
Higher portfolio advisory and transaction fees, net and other	1.3
Higher fee related performance revenues	4.5
Total increase in fee revenues	$28.9
The increase in fund management fees for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by increased management fees driven by investment activity at CCOF II, an increase in basis at Carlyle FRL, the issuance of U.S. CLOs over the last twelve months, and growth in our interval fund.
The increase in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily from higher underwriting and placement fees associated with Carlyle Global Capital Markets.
The increase in fee related performance revenues for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily from higher fees from our interval fund and business development companies.
The weighted average management fee rate on our carry funds decreased from 1.25% at March 31, 2021 to 1.14% at March 31, 2022. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and which have a lower fee rate, including separately managed accounts.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $13.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased headcount, as well as an increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation, which accounts for approximately $2.0 million of the increase from a year ago).
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $11.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher professional fees expenses as well as increases in rent and other general expenses.
Fee-earning AUM as of and for the Three Months Ended March 31, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2022	2021
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$3,058	$2,758
Fee-earning AUM based on invested capital	10,697	6,622
Fee-earning AUM based on collateral balances, at par	43,406	27,617
Fee-earning AUM based on net asset value	1,106	1,518
Fee-earning AUM based on other (2)	8,983	4,771
Total Fee-earning AUM	$67,250	$43,286
Weighted Average Management Fee Rates (3)
Global Credit Carry Funds	1.14%	1.25%
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
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2022	2021
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$51,718	$42,133
Inflows (1)	17,324	2,694
Outflows (including realizations) (2)	(1,533)	(1,321)
Market Activity & Other (3)	4	122
Foreign Exchange (4)	(263)	(342)
Balance, End of Period	$67,250	$43,286
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three months ended March 31, 2022 include $14 billion of Fee-earning AUM acquired in the CBAM transaction in March 2022.
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
Fee-earning AUM was $67.3 billion at March 31, 2022, an increase of $15.6 billion compared to $51.7 billion at December 31, 2021. This increase was driven by inflows of $17.3 billion primarily from Fee-earning AUM acquired in the CBAM transaction as well as investment activity in CCOF II, partially offset by outflows of $1.5 billion primarily due to runoff of CLO collateral balances and dispositions in other funds with fees tied to invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $67.3 billion at March 31, 2022, an increase of $24.0 billion, or approximately 55.4%, compared to $43.3 billion billion at March 31, 2021. The increase was driven by inflows of $27.7 billion primarily related to Fee-earning AUM acquired in the CBAM transaction, closings on additional U.S. and European CLOs, investment activity in our credit opportunities funds, and $1.4 billion in portfolio appreciation. This was partially offset by outflows of $4.5 billion primarily due to runoff of our CLO collateral balances and dispositions in other funds with fees tied to invested capital.

Total AUM as of and for the Three Months Ended March 31, 2022.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2022
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$73,384
Inflows (1)	19,331
Outflows (including realizations) (2)	(1,462)
Market Activity & Other (3)	(162)
Foreign Exchange (4)	(277)
Balance, End of Period	$90,814
(1)    Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three months ended March 31, 2022 inflows include $15 billion of AUM acquired in the CBAM transaction in March 2022.
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

Total AUM was $90.8 billion at March 31, 2022, an increase of $17.4 billion, or approximately 24%, compared to $73.4 billion at December 31, 2021. The increase was driven by $19.3 billion of inflows primarily related to AUM acquired in the CBAM transaction as well as investment activity in CCOF II, partially offset by $1.5 billion of outflows primarily due to runoff of CLO and other collateral balances and distributions in our carry funds.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2022, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2022
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,085	$2,033	1.2x	17%	8%	$10
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$919	$59	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$64	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$4,425	$2,507	57%	$87	$2,583	1.1x	24%	14%	$11
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,396	143%	$1,908	$2,343	1.3x	19%	14%	$56
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,708	61%	$1,010	$1,100	1.2x	8%	3%	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$936	$170	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$1,423	$241	1.3x	17%	13%	$34
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,189	$95	1.3x	19%	11%	$11
All Other Active Funds & Vehicles(9)		$3,584	n/a	$1,109	$2,178	0.9x	NM	NM	$6
Fully Realized Funds & Vehicles(10)		$1,944	n/a	$2,783	$1	1.4x	13%	8%	$—
TOTAL GLOBAL CREDIT		$21,594	n/a	$14,880	$10,867	1.2x	10%	5%	$135
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
(7)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end.
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

(12)All amounts shown represent total capital commitments as of March 31, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$56.3	$52.0
Portfolio advisory and transaction fees, net and other	—	0.3
Total fund level fee revenues	56.3	52.3
Realized performance revenues	22.7	34.2
Realized principal investment income	1.8	0.4
Interest income	0.1	—
Total revenues	80.9	86.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	25.6	29.4
Realized performance revenues related compensation	20.9	32.2
Total compensation and benefits	46.5	61.6
General, administrative, and other indirect expenses	7.3	8.4
Depreciation and amortization expense	1.2	1.1
Interest expense	2.8	2.2
Total expenses	57.8	73.3
(=) Distributable Earnings	$23.1	$13.6
(-) Realized Net Performance Revenues	1.8	2.0
(-) Realized Principal Investment Income	1.8	0.4
(+) Net Interest	2.7	2.2
(=) Fee Related Earnings	$22.2	$13.4
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE during the three months ended March 31, 2021 were immaterial to the Global Investment Solutions segment.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Distributable Earnings
Distributable Earnings increased $9.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2021	$13.6
Increases (decreases):
Increase in fee related earnings	8.8
Decrease in realized net performance revenues	(0.2)
Increase in realized principal investment income	1.4
Increase in net interest	(0.5)
Total increase	9.5
Distributable Earnings, March 31, 2022	$23.1
Global Investment Solutions had realized performance revenues of $22.7 million during the three months ended March 31, 2022. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $1.8 million during the three months ended March 31, 2022.
Realized Principal Investment Income. Realized principal investment income increased $1.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to higher realized gains on investments in our primary funds.
Fee Related Earnings
Fee Related Earnings increased $8.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2022:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2021	$13.4
Increases (decreases):
Increase in fee revenues	4.0
Decrease in cash-based compensation and benefits	3.8
Decrease in general, administrative and other indirect expenses	1.1
All other changes	(0.1)
Total increase	8.8
Fee Related Earnings, March 31, 2022	$22.2

Fee Revenues. Total fee revenues increased $4.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to increased management fees from our latest co-investment fund, partially offset by the decrease in management fees resulting from the sale of MRE in April 2021.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $3.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a decrease in headcount resulting from the sale of MRE in April 2021.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $1.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to lower external costs associated with fundraising activities and professional fees.
Fee-earning AUM as of and for the Three Months Ended March 31, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2022	2021
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$18,746	$20,013
Fee-earning AUM based on invested capital (2)	4,611	3,732
Fee-earning AUM based on net asset value	3,718	3,149
Fee-earning AUM based on lower of cost or fair market value	10,070	12,393
Total Fee-earning AUM	$37,145	$39,287
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2022	2021
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,449	$36,398
Inflows (1)	1,302	4,629
Outflows (including realizations) (2)	(992)	(1,270)
Market Activity & Other (3)	144	290
Foreign Exchange (4)	(758)	(760)
Balance, End of Period	$37,145	$39,287
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
Fee-earning AUM was $37.1 billion at March 31, 2022, a decrease of $0.3 billion compared to $37.4 billion at December 31, 2021. This was driven by outflows of $1.0 billion from distributions in our AlpInvest carry funds as well as $0.8 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD. This decrease was partially offset by inflows of $1.3 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $37.1 billion at March 31, 2022, a decrease of $2.2 billion compared to $39.3 billion at March 31, 2021. This was driven by outflows of $7.8 billion billion from distributions in our AlpInvest carry funds and the sale of MRE in April 2021, which had $2.3 billion in Fee-earning AUM as of March 31, 2021, as well as $1.5 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD. This decrease was partially offset by inflows of $5.3 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $1.9 billion.

Total AUM as of and for the Three Months Ended March 31, 2022
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2022
(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$65,456
Inflows (1)	1,317
Outflows (including realizations) (2)	(2,728)
Market Activity & Other (3)	2,534
Foreign Exchange (4)	(1,313)
Balance, End of Period	$65,266
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to March 31, 2022.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $65.3 billion at March 31, 2022, a decrease of $0.2 billion, or approximately 0%, compared to $65.5 billion at December 31, 2021. The decrease was driven by outflows of $2.7 billion from distributions in our carry funds and negative foreign exchange activity of $1.3 billion from the translation of our EUR-denominated AUM to USD, partially offset by $2.5 billion of market appreciation primarily in our AlpInvest carry funds and inflows of $1.3 billion billion related to fundraising in our AlpInvest funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The

Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.
The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2022
Global Investment Solutions (1)(8)(13)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
			(Reported in Local Currency, in Millions)
Main Fund VI - Fund Investments	2015	€1,106	€1,078	€961	€1,383	€2,344	2.2x	28%	27%	$4
Main Fund V - Fund Investments	2012	€5,080	€5,732	€6,680	€6,140	€12,820	2.2x	21%	20%	$23
Main Fund IV - Fund Investments	2009	€4,877	€5,685	€9,215	€3,254	€12,468	2.2x	19%	18%	$2
Main Fund III - Fund Investments	2005	€11,500	€13,381	€21,141	€2,307	€23,448	1.8x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€4,983	€7,808	€257	€8,064	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,382	€7,203	€65	€7,268	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,513	$3,610	$646	$3,812	$4,458	1.2x	NM	NM	$33
AlpInvest Secondaries Fund VII	2020	$6,769	$2,661	$463	$2,808	$3,271	1.2x	NM	NM	$23
Main Fund VI - Secondary Investments	2017	$6,017	$5,184	$2,760	$5,144	$7,904	1.5x	18%	16%	$75
AlpInvest Secondaries Fund VI	2017	$3,333	$2,899	$1,477	$2,905	$4,382	1.5x	18%	15%	$49
Main Fund V - Secondary Investments	2011	€4,273	€4,382	€6,734	€1,270	€8,004	1.8x	21%	20%	$30
AlpInvest Secondaries Fund V	2012	$756	$650	$863	$248	$1,112	1.7x	18%	14%	$16
Main Fund IV - Secondary Investments	2010	€1,859	€2,003	€3,355	€114	€3,469	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,438	€3,713	€39	€3,752	1.5x	11%	10%	$—
Main Fund VIII - Co-Investments	2021	$3,980	$1,415	$—	$1,502	$1,502	1.1x	NM	NM	$1
AlpInvest Co-Investment Fund VIII	2021	$3,614	$1,331	$—	$1,414	$1,415	1.1x	NM	NM	$1
Main Fund VII - Co-Investments	2017	$2,842	$2,673	$913	$3,738	$4,651	1.7x	23%	20%	$70
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,621	$581	$2,291	$2,873	1.8x	24%	20%	$46
Main Fund VI - Co-Investments	2014	€1,115	€986	€1,774	€794	€2,568	2.6x	27%	25%	$7
Main Fund V - Co-Investments	2012	€1,124	€1,075	€2,603	€560	€3,163	2.9x	29%	27%	$5
Main Fund IV - Co-Investments	2010	€1,475	€1,390	€3,404	€952	€4,356	3.1x	24%	23%	$—
Main Fund III - Co-Investments	2006	€2,760	€2,891	€4,102	€211	€4,313	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€2,054	€2,685	€126	€2,810	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€781	€1,084	€8	€1,092	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$8,901	$3,799	$9,093	$12,892	1.4x	13%	12%	$88
Fully Realized Funds & Vehicles	Various		€3,259	€6,933	€11	€6,943	2.1x	33%	31%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)			$84,400	$107,190	$42,674	$149,864	1.8x	14%	13%	$338

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) LP co-investment vehicles advised by AlpInvest. As of March 31, 2022, these excluded investments represent $3.0 billion of AUM at AlpInvest.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $3.8 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $775.0 million of available capacity as of March 31, 2022. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.

Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at March 31, 2022. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $1.2 billion as of March 31, 2022. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On February 11, 2019, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $775.0 million and is scheduled to mature on February 11, 2024. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at LIBOR plus an applicable margin not to exceed 1.50% per annum (1.58% at March 31, 2022). As of March 31, 2022, there was no balance outstanding under the senior revolving credit facility.
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
In the second quarter, we intend to amend and restate our senior revolving credit facility, the anticipated terms of which would increase the borrowing capacity to $1.0 billion and extend the maturity to 2027, among other amendments.
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, has capacity of $250.0 million and is scheduled to mature in September 2024. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of March 31, 2022, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $405.1 million and $222.6 million at March 31, 2022 and December 31, 2021, respectively, with the increase during the three months ended March 31, 2022 primarily driven by the CBAM acquisition. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of March 31, 2022, $387.3 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 8 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Subordinated Notes. In May and June 2021, Carlyle Finance L.L.C. issued $500.0 million aggregate principal amount of 4.625% subordinated notes due May 15, 2061. The subordinated notes are unsecured and subordinated obligations of the issuer and are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company. The indentures governing the subordinated notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness ranking on a parity with the subordinated notes or indebtedness ranking junior to the subordinated notes secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all of their assets. The subordinated notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time on or after June 15, 2026, prior to their stated maturity, at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed to no longer be deductible in the U.S., a “Tax Redemption Event”, the subordinated notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the subordinated notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
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

Our accrued performance allocations by segment as of March 31, 2022, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$6,833.5	$(18.4)	$6,815.1
Global Credit	276.6	(22.0)	254.6
Global Investment Solutions (1)	1,394.7	—	1,394.7
Total	$8,504.8	$(40.4)	$8,464.4
Plus: Accrued performance allocations from NGP Carry Funds			254.2
Less: Net accrued performance allocations presented as fee related performance revenues			(65.3)
Less: Accrued performance allocation-related compensation			(4,269.1)
Plus: Receivable for giveback obligations from current and former employees			9.9
Less: Deferred taxes on certain foreign accrued performance allocations			(53.0)
Plus: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			1.0
Net accrued performance revenues before timing differences			4,342.1
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(71.2)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$4,270.9
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
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2022, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)				Net Accrued Performance Revenues
	Quarter-to-Date		Last Twelve Months
	Q1 2021	Q1 2022	Q1 2021	Q1 2022
Overall Carry Fund Appreciation/(Depreciation)	13%	5%	34%	32%
Global Private Equity (2):					$3,794.3
Corporate Private Equity	15%	3%	50%	27%	3,036.9
Real Estate	4%	10%	13%	45%	309.3
Infrastructure & Natural Resources	7%	19%	16%	47%	451.8

Global Credit Carry Funds	8%	—%	31%	14%	134.8

Global Investment Solutions Carry Funds (3)	14%	4%	24%	35%	341.8

Net Accrued Performance Revenues					$4,270.9
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
Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of March 31, 2022 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,794.1	$624.1	$3,418.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(205.4)	—	(205.4)
Plus: Investments in Consolidated Funds, eliminated in consolidation	142.9	—	142.9
Less: Strategic equity method investments in NGP Management	—	(369.9)	(369.9)
Less: Investment in NGP general partners - accrued performance allocations	—	(254.2)	(254.2)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,731.6	$—	$2,731.6
(1) See Note 6 to our unaudited condensed consolidated financial statements.
Our investments as of March 31, 2022, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds (1)	$885.9
Global Credit funds (2)	1,062.2
Global Investment Solutions funds (3)	86.0
Total investments in Carlyle Funds, excluding CLOs	2,034.1
Investments in CLOs	558.6
Other investments	138.9
Total investments attributable to The Carlyle Group Inc.	2,731.6
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc. (4)	(387.3)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,344.3
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 6 to the consolidated financial statements. This investment has a carrying value of $724.8 million as of March 31, 2022.
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
(4) Of the $405.1 million in total CLO borrowings outstanding as of March 31, 2022 and as disclosed in Note 8 to the consolidated financial statements, $387.3 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.8 million in total CLO borrowings outstanding are collateralized by investments attributable to non-controlling interests.
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
•repurchase our common stock.
Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.325 per common share on a quarterly basis ($1.30 annually), commencing with the first quarter 2022 dividend to be paid in May 2022. Prior to the first quarter 2022 dividend, we paid dividends to holders of our common stock in an amount of $0.25 per share of common stock ($1.00 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of or current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
With respect to distribution year 2022, the Board of Directors has declared a dividend to common stockholders totaling approximately $117.6 million, or $0.325 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2022
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2022	$0.325	$117.6	May 10, 2022	May 17, 2022
Total	$0.325	$117.6

With respect to distribution year 2021, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $356.6 million, consisting of the following:

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

Dividends to common stockholders paid during the three months ended March 31, 2022 totaled $89.5 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021. Dividends to common stockholders paid during the three months ended March 31, 2021 totaled $88.7 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020.
Fund Commitments. Generally, we intend to have Carlyle commit to fund approximately 0.75% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. For example, in March 2022, our Global Credit platform acquired a diversified portfolio of triple net leases through a Carlyle-affiliated investment fund as part of the expansion of our real estate strategy, which was funded in part with a $200 million minority interest balance sheet investment from Carlyle. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.
Since our inception through March 31, 2022, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2022, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,379.8
Global Credit	478.8
Global Investment Solutions	238.9
Total	$4,097.5
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the three months ended March 31, 2022, we paid an aggregate of $80.4 million to repurchase and retire approximately 1.7 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of March 31, 2022, $319.6 million of repurchase capacity remained under the program.
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities, including investments in Carlyle funds	$(371.7)	$69.5
Net cash used in investing activities	(630.7)	(9.7)
Net cash used in financing activities	(164.5)	(151.2)
Effect of foreign exchange rate changes	(17.4)	(11.2)
Net change in cash, cash equivalents and restricted cash	$(1,184.3)	$(102.6)

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
Cash flows provided by (used in) operating activities during the three months ended March 31, 2022 and 2021, excluding the activities of our Consolidated Funds, were $(372.7) million and $50.6 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses and income taxes. During both the three months ended March 31, 2022 and 2021, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.0 billion and $0.8 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.0 billion and $0.9 billion for the three months ended March 31, 2022 and 2021, respectively, which includes payment of 2021 and 2020 year-end bonuses paid in January 2022 and 2021, respectively.

Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2022, investment proceeds were $158.3 million while investment purchases were $307.5 million, which includes our $200 million strategic investment in iStar through our real estate credit fund. During the three months ended March 31, 2021, investment proceeds were $156.0 million as compared to purchases of $63.8 million.
The net cash provided by operating activities for the three months ended March 31, 2022 and 2021 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2022, purchases of investments by the Consolidated Funds were $1.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.1 billion. For the three months ended March 31, 2021, purchases of investments by the Consolidated Funds were $925.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.1 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the three months ended March 31, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million. Purchases of fixed assets were $12.3 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2022 and 2021, excluding the activities of our Consolidated Funds, was $(163.7) million and $(131.2) million, respectively. During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company made no borrowings or repayments under the revolving credit facilities. The Company also paid $68.8 million and $68.8 million in January 2022 and 2021, respectively, representing the second and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $89.5 million and $88.7 million for the three months ended March 31, 2022 and 2021, respectively. The Company paid $80.4 million and $10.0 million for the three months ended March 31, 2022 and 2021, respectively, to repurchase and retire 1.7 million and 0.3 million shares, respectively. For the three months ended March 31, 2022, cash provided by financing activities reflects $31.3 million from common shares issued for the carry distributed in shares program. This financing cash inflow partially offsets the corresponding operating cash outflow for realized performance allocations and incentive fee related compensation included in net income.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2022 and 2021 were $(21.8) million and $(20.0) million, respectively. Contributions from non-controlling interest holders were $146.8 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2022 and 2021, distributions to non-controlling interest holders were $147.1 million and $15.3 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.7 billion at March 31, 2022, an increase of $0.5 billion from December 31, 2021. The increase in total assets was primarily attributable to a $1.1 billion increase in investments, including performance allocations and an increase in net intangible assets of $0.8 billion, partially offset by a decrease in cash and cash equivalents of $1.2 billion. The increase in investments, including performance allocations, was largely driven by our strategic investment in a portfolio of triple net leases through a Carlyle-affiliated fund and the CBAM transaction (see Note 4 to the unaudited condensed consolidated financial statements), as well as appreciation across the portfolio. The decrease in cash was primarily due to the aforementioned investments, as well as the payment of the third installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $1.3 billion and $2.5 billion at March 31, 2022 and December 31, 2021, respectively.
Total liabilities were $15.4 billion at March 31, 2022, an decrease of $0.2 billion from December 31, 2021. The decrease in liabilities was primarily attributable to an decrease in accrued compensation and benefits of $0.4 billion due to the payment of performance revenues that were realized but unpaid as of December 31, 2021 and the payment of year-end bonuses in the first quarter, partially offset by an increase in debt obligations of $183.4 million driven by an increase in outstanding CLO borrowings, largely in connection with the CBAM transaction (see Notes 4 and 8 to the unaudited condensed consolidated financial statements).
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. In addition, as previously discussed, the CLO term loans generally are secured by the Company’s investment in the CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2022, our total assets without the effect of the Consolidated Funds were $15.2 billion, including cash and cash equivalents of $1.3 billion and net accrued performance revenues of $4.3 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 3 and Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2022 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2022 to Dec. 31, 2022	2023-2024	2025-2026	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$27.5	$16.8	$2,235.8	$2,280.1
Interest payable (2)	77.1	212.7	208.9	1,848.7	2,347.4
Other consideration (3)	188.9	344.2	—	—	533.1
Operating lease obligations (4)	48.7	120.1	108.9	380.2	657.9
Capital commitments to Carlyle funds (5)	4,097.5	—	—	—	4,097.5
Tax receivable agreement payments (6)	—	27.7	6.5	67.7	101.9
Loans payable of Consolidated Funds (7)	71.7	190.6	190.3	6,241.9	6,694.5
Unfunded commitments of the CLOs (8)	20.5	—	—	—	20.5
Consolidated contractual obligations	4,504.4	922.8	531.4	10,774.3	16,732.9
Loans payable of Consolidated Funds (7)	(71.7)	(190.6)	(190.3)	(6,241.9)	(6,694.5)
Capital commitments to Carlyle funds (5)	(3,322.7)	—	—	—	(3,322.7)
Unfunded commitments of the CLOs (8)	(20.5)	—	—	—	(20.5)
Carlyle Operating Entities contractual obligations	$1,089.5	$732.2	$341.1	$4,532.4	$6,695.2
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit revolving credit facility are repaid on the maturity dates of credit facilities, which are February 2024 and September 2024, respectively. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 8 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, senior notes and subordinated notes
(2)The interest rates on the debt obligations as of March 31, 2022 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 0.80% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Carlyle Aviation Partners, deferred consideration related to our strategic investment in Fortitude, and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the third of which occurred during the first quarter of 2022. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest. These amounts also include a $187.5 million equity commitment related to the acquisition of Abingworth, which is expected to close in 2022.
(4)We lease office space in various countries around the world, including our headquarters in Washington, D.C., as well as our New York City office, which have non-cancelable lease agreements expiring in 2030 and 2036, respectively. Our office leases in other locations expire in various years through 2032. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments to the funds, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2022, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 8.89%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $31.4 million at March 31, 2022 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners which relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, and which is accounted for as compensation expense. We accrue the compensation liability over the service period. If earned, payments are made in the year following the performance year to which the payments relate. To date, we have paid $53.6 million related to the Carlyle Aviation Partners earn-out for the performance period ended December 31, 2021. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners as of March 31, 2022 is $96.4 million versus the amounts recognized on the balance sheet of $20.5 million.
We may enter into similar arrangements in future business acquisitions. For example, our recently announced acquisition of Abingworth, which is expected to close in 2022, includes contingent cash obligations which relate to future incentive payments of up to $130.0 million that is payable upon the achievement of certain performance targets during 2023 through 2028.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of March 31, 2022. See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2021 through March 31, 2022 is as follows:

	Shares as of December 31, 2021	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of March 31, 2022
The Carlyle Group Inc. common shares	355,367,876	8,036,949	—	(1,740,098)	361,664,727
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2021 through March 31, 2022 relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the accompanying condensed consolidated financial statements), and 4.2 million shares issued as part of the purchase price consideration in the CBAM transaction (see Note 4 to the accompanying condensed consolidated financial statements).
The total shares as of March 31, 2022 as shown above exclude approximately 0.1 million common shares in connection with the vesting of restricted stock units and shares issued pursuant to the carry distributed in shares program subsequent to March 31, 2022 that will participate in the common shareholder dividend that will be paid May 17, 2022.

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
There was no material change in our market risks during the three months ended March 31, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 10, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2022 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
January 1, 2022 to January 31, 2022 (1)	—	$—	—	$400.0
February 1, 2022 to February 28, 2022 (1)(2)	800,342	$49.54	800,342	$360.3
March 1, 2022 to March 31, 2022 (1)(2)	939,756	$43.27	939,756	$319.6
Total	1,740,098		1,740,098

(1)In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock in the aggregate, effective January 1, 2022. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)All of the shares of common stock purchased during this period were purchased in open market and brokered transactions and were subsequently retired.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.21*+	Form of Global Restricted Stock Unit Agreement for 2022 Time-Based Grants.

10.22*+	Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers.

10.30 *+	Form of Global Restricted Stock Unit Agreement for Stock Price Target Award for Chief Executive Officer.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: April 28, 2022	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)