Form 10-Q
period 2022-06-30
Carlyle Group Inc.
filed 2022-07-28
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
As of July 27, 2022, there were 361,324,918 shares of common stock of the registrant outstanding.

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
(e)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement;
(f)the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds; or
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
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
(d)    the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement; and
(e)     the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.
    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”), the NGP Predecessor Funds and NGP Carry Funds (collectively, the “NGP Energy Funds”) that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from a strategic investor which directly invests in Fortitude alongside the fund. The total AUM and Fee-Earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-Earning AUM of the strategy in which they are invested.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies, and (d) our Interval Fund.
“Metropolitan” refers to Metropolitan Real Estate Management, LLC, which was included in the Global Investment Solutions business segment prior to its sale on April 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,308.9	$2,469.5
Cash and cash equivalents held at Consolidated Funds	230.7	147.8
Restricted cash	0.9	5.6
Investments, including accrued performance allocations of $8,046.7 million and $8,133.0 million as of June 30, 2022 and December 31, 2021, respectively	11,510.3	10,832.0
Investments of Consolidated Funds	6,418.2	6,661.0
Due from affiliates and other receivables, net	491.2	379.6
Due from affiliates and other receivables of Consolidated Funds, net	119.4	138.8
Fixed assets, net	138.4	143.9
Lease right-of-use assets, net	340.6	361.1
Deposits and other	65.4	61.7
Intangible assets, net	784.4	34.9
Deferred tax assets	16.5	14.5
Total assets	$21,424.9	$21,250.4
Liabilities and equity
Debt obligations	$2,239.1	$2,071.6
Loans payable of Consolidated Funds	5,757.8	5,890.0
Accounts payable, accrued expenses and other liabilities	315.0	379.7
Accrued compensation and benefits	4,551.8	4,955.0
Due to affiliates	333.6	388.1
Deferred revenue	104.8	120.8
Deferred tax liabilities	525.4	487.1
Other liabilities of Consolidated Funds	613.5	683.9
Lease liabilities	510.7	537.8
Accrued giveback obligations	40.9	30.2
Total liabilities	14,992.6	15,544.2
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (361,245,965 and 355,367,876 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	3.6	3.6
Additional paid-in-capital	3,033.6	2,717.6
Retained earnings	3,309.9	2,805.3
Accumulated other comprehensive loss	(360.8)	(247.5)
Non-controlling interests in consolidated entities	446.0	427.2
Total equity	6,432.3	5,706.2
Total liabilities and equity	$21,424.9	$21,250.4
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Fund management fees	$546.5	$394.4	$997.0	$775.4
Incentive fees	13.5	10.4	27.5	19.9
Investment income
Performance allocations	337.9	2,080.7	1,048.1	3,866.8
Principal investment income	56.7	137.7	376.3	316.8
Total investment income	394.6	2,218.4	1,424.4	4,183.6
Interest and other income	31.2	21.0	57.0	41.4
Interest and other income of Consolidated Funds	63.2	62.1	124.9	123.2
Total revenues	1,049.0	2,706.3	2,630.8	5,143.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	274.0	231.8	528.3	460.3
Equity-based compensation	45.4	47.2	85.1	79.6
Performance allocations and incentive fee related compensation	207.0	994.0	577.7	1,860.6
Total compensation and benefits	526.4	1,273.0	1,191.1	2,400.5
General, administrative and other expenses	131.7	109.1	238.0	200.8
Interest	26.9	25.5	54.7	48.5
Interest and other expenses of Consolidated Funds	40.6	46.5	83.4	88.9
Other non-operating expenses (income)	0.2	(3.1)	0.5	(2.5)
Total expenses	725.8	1,451.0	1,567.7	2,736.2
Other income
Net investment income (loss) of Consolidated Funds	(23.5)	(2.6)	(20.7)	9.7
Income before provision for income taxes	299.7	1,252.7	1,042.4	2,417.0
Provision for income taxes	50.8	306.2	198.7	579.6
Net income	248.9	946.5	843.7	1,837.4
Net income attributable to non-controlling interests in consolidated entities	3.5	21.5	26.7	43.1
Net income attributable to The Carlyle Group Inc.	$245.4	$925.0	$817.0	$1,794.3
Net income attributable to The Carlyle Group Inc. per common share (see Note 14)
Basic	$0.68	$2.61	$2.27	$5.06
Diluted	$0.67	$2.55	$2.24	$4.97
Weighted-average common shares
Basic	361,445,630	354,506,335	359,520,927	354,368,976
Diluted	366,311,757	362,151,588	364,671,713	361,328,946
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$248.9	$946.5	$843.7	$1,837.4
Other comprehensive income (loss)
Foreign currency translation adjustments	(87.7)	4.7	(127.5)	(23.2)
Defined benefit plans
Unrealized gain (loss) for the period	(2.7)	0.6	(4.5)	1.9
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.2	0.6	0.5	1.1
Other comprehensive income (loss)	(90.2)	5.9	(131.5)	(20.2)
Comprehensive income	158.7	952.4	712.2	1,817.2
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	(8.9)	21.7	8.5	42.5
Comprehensive income attributable to The Carlyle Group Inc.	$167.6	$930.7	$703.7	$1,774.7
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2022	361.7	$3.6	$2,982.4	$3,207.0	$(283.0)	$444.3	$6,354.3
Shares repurchased	(0.7)	—	—	(24.9)	—	—	(24.9)
Equity-based compensation	—	—	46.0	—	—	—	46.0
Shares issued for equity-based awards	0.1	—	—	—	—	—	—
Shares issued for performance allocations	0.1	—	5.2	—	—	—	5.2
Contributions	—	—	—	—	—	20.1	20.1
Distributions	—	—	—	(117.6)	—	(9.5)	(127.1)
Net income	—	—	—	245.4	—	3.5	248.9
Currency translation adjustments	—	—	—	—	(75.3)	(12.4)	(87.7)
Defined benefit plans, net	—	—	—	—	(2.5)	—	(2.5)
Balance at June 30, 2022	361.2	$3.6	$3,033.6	$3,309.9	$(360.8)	$446.0	$6,432.3

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(2.4)	—	—	(105.3)	—	—	(105.3)
Equity-based compensation	—	—	85.0	—	—	—	85.0
Shares issued for equity-based awards	3.3	—	—	—	—	—	—
Shares issued for performance allocations	0.7	—	36.5	—	—	—	36.5
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Contributions	—	—	—	—	—	166.9	166.9
Distributions	—	—	—	(207.1)	—	(156.6)	(363.7)
Net income	—	—	—	817.0	—	26.7	843.7
Currency translation adjustments	—	—	—	—	(109.3)	(18.2)	(127.5)
Defined benefit plans, net	—	—	—	—	(4.0)	—	(4.0)
Balance at June 30, 2022	361.2	$3.6	$3,033.6	$3,309.9	$(360.8)	$446.0	$6,432.3

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Continued) (Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2021	354.5	$3.5	$2,573.7	$1,118.8	$(234.0)	$250.2	$3,712.2
Shares repurchased	(0.3)	—	—	(15.0)	—	—	(15.0)
Equity-based compensation	—	—	48.0	—	—	—	48.0
Shares issued for equity-based awards	0.3	—	—	—	—	—	—
Contributions	—	—	—	—	—	40.7	40.7
Distributions	—	—	—	(88.7)	—	(27.6)	(116.3)
Net income	—	—	—	925.0	—	21.5	946.5
Currency translation adjustments	—	—	—	—	4.5	0.2	4.7
Defined benefit plans, net	—	—	—	—	1.2	—	1.2
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(0.6)	—	—	(25.0)	—	—	(25.0)
Equity-based compensation	—	—	75.5	—	—	—	75.5
Shares issued for equity-based awards	1.6	—	—	—	—	—	—
Contributions	—	—	—	—	—	44.4	44.4
Distributions	—	—	—	(177.4)	—	(42.9)	(220.3)
Net income	—	—	—	1,794.3	—	43.1	1,837.4
Currency translation adjustments	—	—	—	—	(22.6)	(0.6)	(23.2)
Defined benefit plans, net	—	—	—	—	3.0	—	3.0
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$843.7	$1,837.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59.9	26.8
Right-of-use asset impairment, net of broker fees	—	24.8
Equity-based compensation	85.1	79.6
Non-cash performance allocations and incentive fees	(89.8)	(1,703.9)
Non-cash principal investment income	(365.1)	(303.8)
Other non-cash amounts	(11.9)	5.5
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	248.1	(102.8)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(227.4)	93.1
Purchases of investments by Consolidated Funds	(1,984.2)	(2,700.4)
Proceeds from sale and settlements of investments by Consolidated Funds	1,637.0	2,426.9
Non-cash interest income, net	(4.5)	(6.7)
Change in cash and cash equivalents held at Consolidated Funds	(82.9)	(8.3)
Change in other receivables held at Consolidated Funds	10.6	(99.5)
Change in other liabilities held at Consolidated Funds	(31.2)	365.1
Purchases of investments	(456.8)	(103.4)
Proceeds from the sale of investments	287.1	398.2
Payments of contingent consideration	(5.7)	(49.9)
Changes in deferred taxes, net	55.9	481.9
Change in due from affiliates and other receivables	(65.3)	(14.9)
Change in deposits and other	(7.1)	(26.6)
Change in accounts payable, accrued expenses and other liabilities	(67.2)	25.4
Change in accrued compensation and benefits	(372.1)	(113.9)
Change in due to affiliates	2.8	24.5
Change in lease right-of-use assets and lease liabilities	(4.6)	4.6
Change in deferred revenue	(12.9)	35.6
Net cash provided by (used in) operating activities	(558.5)	595.3
Cash flows from investing activities
Purchases of fixed assets, net	(17.4)	(17.6)
Purchase of CBAM intangibles and investments, net	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	5.9
Net cash used in investing activities	(635.8)	(11.7)
Cash flows from financing activities
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.2
Payments on CLO borrowings	(9.0)	(229.4)
Proceeds from CLO borrowings, net of financing costs	41.1	87.7
Net borrowings (payments) on loans payable of Consolidated Funds	405.9	(15.9)
Dividends to common stockholders	(207.1)	(177.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	166.9	44.4
Distributions to non-controlling interest holders	(156.6)	(42.9)
Common shares issued for performance allocations	36.5	—
Common shares repurchased	(105.3)	(25.0)
Change in due to/from affiliates financing activities	(27.7)	12.8
Net cash provided by financing activities	75.9	69.7
Effect of foreign exchange rate changes	(46.9)	(25.7)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,165.3)	627.6
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,309.8	$1,617.2
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM intangibles and investments	$194.5	$—
Net asset impact of deconsolidation of Consolidated Funds	$—	$(34.4)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,308.9	$1,586.2
Restricted cash	0.9	31.0
Total cash, cash equivalents and restricted cash, end of period	$1,309.8	$1,617.2
Cash and cash equivalents held at Consolidated Funds	$230.7	$187.5
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
2. Recent Transactions
During the six months ended June 30, 2022, the Company announced several transactions as outlined below.
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
Fortitude Capital Raise and Strategic Advisory Services Agreement (See Note 6)
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company to Carlyle FRL for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remainder expected to be called in the second half of 2022. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%, and is expected to further decrease to 10.5% upon funding the remainder of the capital raise.
On April 1, 2022, the Company entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability.
Acquisition of CLO Management Contracts from CBAM Partners LLC (See Note 4)
On March 21, 2022, the Company acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”) for a purchase

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

price of $812.9 million. In connection with the acquisition of the CLO management contracts, the Company acquired CLO senior and subordinated notes of $175.9 million, a portion of which is financed through term loans and other financing arrangements.
Acquisition of Abingworth LLP
In April 2022, the Company announced an agreement to acquire Abingworth LLP (“Abingworth”), a life sciences investment firm. Consideration for Abingworth includes a base purchase price of $187.5 million, as well as up to $130 million in future incentive payments on the achievement of certain performance targets. Under the terms of the agreement, a portion of the purchase price can be settled in newly-issued shares of the Company’s common stock, and the Company intends to settle $25.0 million of the base purchase price with common stock. The acquisition includes the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. The transaction is expected to close in the third quarter of 2022.
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
As of June 30, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.8 billion and $6.4 billion, respectively. As of December 31, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.9 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2022, the Company held $128.1 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Investments	$1,109.5	$901.9
Accrued performance revenues	396.4	368.7
Management fee receivables	30.9	27.2
Total	$1,536.8	$1,297.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2022 and December 31, 2021.
Basis of Accounting
The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Company’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Accordingly, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these unaudited condensed consolidated financial statements, the Company has retained the specialized accounting for the Funds.
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
Fund Management Fees
The Company provides management services to funds in which it holds a general partner interest or to funds or certain portfolio companies with which it has an investment advisory or investment management agreement. The Company considers the performance obligations in its contracts with its funds to be the promise to provide (or to arrange for third parties to provide) investment management services related to the management, policies and operations of the funds.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.00% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears.
Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.0% on (i) the net invested capital; (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly in advance and recognized over the related quarter.
As of June 30, 2022 and December 31, 2021, management fee receivables, net of allowances for credit losses, were $250.0 million and $164.5 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $43.2 million and $14.4 million for the three months ended June 30, 2022 and 2021, respectively, and $57.8 million and $32.4 million for the six months ended June 30, 2022 and 2021, respectively, net of any offsets as defined in the respective partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2022 and December 31, 2021, the Company has accrued $40.9 million and $30.2 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $59.2 million and $56.6 million for the three months ended June 30, 2022 and 2021, respectively, and $115.7 million and $113.5 million for the six months ended June 30, 2022 and 2021, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.

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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2022 and December 31, 2021, the Company had recorded a liability of $4.1 billion, for both periods, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2022, $244.9 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 8 for additional information.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. The decrease in the deferred revenue balance for the six months ended June 30, 2022 was primarily driven by revenues that were included in the deferred revenue balance at the beginning of the period, partially offset by cash payments received in advance of the Company satisfying its performance obligations.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2022 and December 31, 2021 were as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Currency translation adjustments	$(341.1)	$(231.8)
Unrealized losses on defined benefit plans	(19.7)	(15.7)
Total	$(360.8)	$(247.5)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $16.8 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and $23.2 million and $(1.9) million for the six months ended June 30, 2022 and 2021, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not expect this guidance to impact its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
5. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2022:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$12.4	$12.4
Bonds	—	—	669.8	669.8
Loans	—	—	5,516.8	5,516.8
	—	—	6,199.0	6,199.0
Investments in CLOs	—	—	508.6	508.6
Other investments(1)	1.4	42.1	65.1	108.6
Foreign currency forward contracts	—	6.8	—	6.8
Subtotal	$1.4	$48.9	$6,772.7	$6,823.0
Investments measured at net asset value(2)				234.4
Total				$7,057.4
Liabilities
Loans payable of Consolidated Funds(3)	$—	$—	$5,757.8	$5,757.8
Foreign currency forward contracts	—	6.2	—	6.2
Total	$—	$6.2	$5,757.8	$5,764.0

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
(2)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $219.2 million relates to investments of Consolidated Funds.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$11.3	$565.2	$5,612.5	$560.4	$76.0	$6,825.4
Purchases	—	199.9	774.9	4.4	—	979.2
Sales and distributions	(0.4)	(40.7)	(283.1)	(14.8)	(0.9)	(339.9)
Settlements	—	—	(198.9)	—	—	(198.9)
Realized and unrealized gains (losses), net
Included in earnings	2.0	(24.2)	(193.5)	(15.4)	(10.0)	(241.1)
Included in other comprehensive income	(0.5)	(30.4)	(195.1)	(26.0)	—	(252.0)
Balance, end of period	$12.4	$669.8	$5,516.8	$508.6	$65.1	$6,772.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1.6	$(24.5)	$(198.9)	$(15.4)	$(10.0)	$(247.2)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.6)	$(27.5)	$(182.4)	$(26.0)	$—	$(236.5)

	Financial Assets
	Six Months Ended June 30, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Purchases	0.1	382.4	1,540.9	232.0	0.9	2,156.3
Sales and distributions	(7.2)	(227.6)	(1,014.1)	(28.9)	(2.9)	(1,280.7)
Settlements	—	(0.3)	(361.7)	—	—	(362.0)
Realized and unrealized gains (losses), net
Included in earnings	2.4	(38.0)	(247.4)	(25.0)	(11.6)	(319.6)
Included in other comprehensive income	(0.8)	(46.2)	(299.0)	(30.6)	—	(376.6)
Balance, end of period	$12.4	$669.8	$5,516.8	$508.6	$65.1	$6,772.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1.8	$(37.1)	$(252.8)	$(25.0)	$(11.6)	$(324.7)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.7)	$(31.5)	$(249.8)	$(30.6)	$—	$(312.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended June 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$9.5	$525.2	$5,271.0	$462.9	$75.6	$6,344.2
Consolidation of funds (1)	2.4	—	(176.2)	26.1	—	(147.7)
Purchases	0.4	212.9	1,561.6	33.1	—	1,808.0
Sales and distributions	(1.7)	(205.8)	(741.8)	(169.1)	(0.9)	(1,119.3)
Settlements	—	—	(403.5)	—	—	(403.5)
Realized and unrealized gains (losses), net
Included in earnings	7.7	5.6	2.6	0.5	3.7	20.1
Included in other comprehensive income	—	4.1	29.9	(0.4)	—	33.6
Balance, end of period	$18.3	$542.0	$5,543.6	$353.1	$78.4	$6,535.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$6.7	$4.5	$8.7	$0.1	$3.8	$23.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$1.5	$8.8	$(0.4)	$—	$9.9

	Financial Assets
	Six Months Ended June 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments(1)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$489.4	$81.4	$6,627.7
Deconsolidation/consolidation of funds (1)	2.4	—	(176.2)	26.1	—	(147.7)
Purchases	0.5	363.9	2,316.9	62.1	—	2,743.4
Sales and distributions	(2.3)	(361.2)	(1,418.0)	(223.9)	(16.1)	(2,021.5)
Settlements	—	(3.6)	(641.8)	—	—	(645.4)
Realized and unrealized gains (losses), net
Included in earnings	8.6	10.0	89.8	(3.5)	13.1	118.0
Included in other comprehensive income	(0.3)	(17.5)	(124.2)	2.9	—	(139.1)
Balance, end of period	$18.3	$542.0	$5,543.6	$353.1	$78.4	$6,535.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$21.7	$7.0	$72.7	$(3.9)	$12.9	$110.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.5)	$(13.0)	$(119.3)	$2.9	$—	$(129.9)
(1) The beginning balance of Other Investments has been revised to reflect the exclusion of Fund Investments measured at fair value using the NAV per share practical expedient from the fair value hierarchy.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2022	2021
Balance, beginning of period	$5,682.1	$5,440.7
Consolidation of funds	—	(119.2)
Borrowings	462.9	728.2
Paydowns	(1.9)	(446.6)
Sales	—	(277.7)
Realized and unrealized (gains) losses, net
Included in earnings	(181.3)	16.1
Included in other comprehensive income	(204.0)	32.4
Balance, end of period	$5,757.8	$5,373.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(181.3)	$26.6
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$0.9	$18.1

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$5,811.0	$5,563.0
Deconsolidation/consolidation of funds	—	(119.2)
Borrowings	1,571.3	833.6
Paydowns	(417.3)	(591.0)
Sales	(669.5)	(277.7)
Realized and unrealized (gains) losses, net
Included in earnings	(227.5)	93.1
Included in other comprehensive income	(310.2)	(127.9)
Balance, end of period	$5,757.8	$5,373.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(230.8)	$106.8
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$1.1	$(142.3)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2022:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2022
Assets
Investments of Consolidated Funds:
Equity securities	$12.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 9.00 (0.48)

Bonds	669.8	Consensus Pricing	Indicative Quotes (% of Par)	73 - 125 (92)
Loans	5,480.3	Consensus Pricing	Indicative Quotes (% of Par)	8 - 104 (94)
	29.8	Discounted Cash Flow	Discount Rates	6% - 10% (8%)
	6.7	Other (1)	N/A	N/A
	6,199.0
Investments in CLOs:
Senior secured notes	440.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	78 - 100 (95)
			Discount Margins (Basis Points)	140 - 1,700 (320)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	68.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	31 - 67 (55)
			Discount Rates	15% - 25% (20%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	61.8	Market Yield Analysis	Market Yield	10% - 10% (10%)
Aviation subordinated notes	3.3	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$6,772.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,485.3	Other (2)	N/A	N/A
	41.7	Other (1)	N/A	N/A
Subordinated notes and preferred shares	221.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	26 - 103 (43)
			Discount Rates	15% - 25% (20%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
	9.6	Other (1)	N/A	N/A
Total	$5,757.8

(1) Fair value approximates transaction price that was in close proximity to the reporting date.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Investments
Investments consist of the following:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations	$8,046.7	$8,133.0
Principal equity method investments, excluding performance allocations	2,758.7	2,128.6
Principal investments in CLOs	508.6	361.1
Other investments	196.3	209.3
Total	$11,510.3	$10,832.0

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$6,358.6	$6,412.8
Global Credit	256.2	300.3
Global Investment Solutions (1)	1,431.9	1,419.9
Total	$8,046.7	$8,133.0
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
Approximately 26% of accrued performance allocations at June 30, 2022 are related to Carlyle Partners VI, L.P. and Carlyle Partners VII, L.P., two of the Company’s Global Private Equity funds.
Approximately 25% of accrued performance allocations at December 31, 2021 are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.5)	(11.8)
Total	$(40.9)	$(30.2)

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

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity (1)	$1,763.5	$1,231.2
Global Credit (2)	907.4	819.7
Global Investment Solutions	87.8	77.7
Total	$2,758.7	$2,128.6
(1) The balance includes $909.9 million and $436.9 million as of June 30, 2022 and December 31, 2021, respectively, related to the Company’s equity method investments in NGP.
(2) As of June 30, 2022, the balance includes $614.5 million and $187.8 million, respectively, related to the Company’s strategic investments in Fortitude and iStar through Carlyle-affiliated investment funds. As of December 31, 2021, the balance includes $715.7 million related to the Company’s strategic investment in Fortitude.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remainder expected to be called in the second half of 2022. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. At the time the remaining capital is called by Fortitude, the Company’s indirect ownership is expected to further decrease to 10.5%, and the Company expects to record an additional reduction in the carrying value of its equity method investment and corresponding loss of approximately $116 million, based on the carrying value as of June 30, 2022, subject to change based on the timing of the dilution and changes in the carrying value of the investment. As of June 30, 2022, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

for its investment in Fortitude at fair value, was $614.5 million, relative to its cost of $389.4 million.
The Company has a strategic asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of June 30, 2022, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $9.0 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the condensed consolidated financial statements.
Strategic Investment in NGP
The Company has equity interests in NGP Management, the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds. The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. These interests entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by certain current and future NGP fund general partners.
The Company’s investments in NGP as of June 30, 2022 and December 31, 2021 are as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Investment in NGP Management	$370.9	$371.8
Investments in NGP general partners - accrued performance allocations	454.4	3.8
Principal investments in NGP funds	84.6	61.3
Total investments in NGP	$909.9	$436.9

Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and six months ended June 30, 2022 and 2021.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Management fee-related revenues from NGP Management	$17.6	$18.4	$34.6	$36.7
Expenses related to the investment in NGP Management	(2.6)	(2.3)	(5.4)	(5.2)
Amortization of basis differences from the investment in NGP Management	(0.4)	(0.7)	(0.7)	(1.4)
Net investment income from NGP Management	$14.6	$15.4	$28.5	$30.1
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $0.7 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $200.2 million and $450.6 million of net investment earnings related to these performance allocations for the three and six months ended June 30, 2022, respectively, primarily driven by NGP XI and NGP XII. The Company recognized $1.1 million of net investment earnings related to these performance allocations for both the three and six months ended June 30, 2021.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $15.4 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively, and $33.4 million and $11.7 million for the six months ended June 30, 2022 and 2021, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of June 30, 2022 and December 31, 2021 were $508.6 million and $361.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. In connection with the acquisition of the CBAM CLO management contracts in March 2022, the Company acquired investments in CLO senior and subordinated notes of $175.9 million (see Note 4). A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 8). As of June 30, 2022 and December 31, 2021, other investments includes the Company’s investment in the BDC Preferred Shares at fair value of $61.8 million and $72.5 million, respectively (see Note 11).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Performance allocations
Realized	$541.6	$456.6	$808.5	$627.5
Unrealized	(203.7)	1,624.1	239.6	3,239.3
	337.9	2,080.7	1,048.1	3,866.8
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	(69.1)	46.6	(36.3)	87.8
Unrealized	160.9	85.3	456.2	208.9
	91.8	131.9	419.9	296.7
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.9	0.4	3.2	(0.5)
Unrealized	(36.0)	5.4	(46.8)	20.6
	(35.1)	5.8	(43.6)	20.1
Total	$394.6	$2,218.4	$1,424.4	$4,183.6

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$211.3	$1,798.2	$869.2	$3,364.7
Global Credit	3.2	76.2	(30.8)	97.2
Global Investment Solutions	123.4	206.3	209.7	404.9
Total	$337.9	$2,080.7	$1,048.1	$3,866.8
Approximately 13%, or $42.8 million, of performance allocations for the three months ended June 30, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Europe Technology Partners IV, L.P. (Global Private Equity segment) - $133.5 million,
•Carlyle Power Partners II, L.P. (Global Private Equity segment) - $103.3 million,
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) - $72.7 million,
•Carlyle Europe Partners V, L.P. (Global Private Equity segment) - $73.4 million,
•Carlyle Global Infrastructure Opportunity Partners I, L.P. (Global Private Equity segment) - $42.5 million,

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle International Energy Partners I, L.P. (Global Private Equity segment) - $48.1 million, and
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $(361.8) million.
Approximately 18%, or $192.7 million, of performance allocations for the six months ended June 30, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) - $226.5 million,
•Carlyle Europe Technology Partners IV, L.P. (Global Private Equity segment) - $162.2 million,
•Carlyle Power Partners II, L.P. (Global Private Equity segment) - $135.0 million,
•Carlyle International Energy Partners I, L.P. (Global Private Equity segment) - $131.0 million, and
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $(377.5) million.
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
Approximately 40%, or $1,545.8 million, of performance allocations for the six months ended June 30, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $1,150.2 million, and
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $509.0 million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$245.9	$103.5	$574.1	$209.1
Global Credit	(158.7)	19.5	(161.4)	73.1
Global Investment Solutions	4.6	8.9	7.2	14.5
Total	$91.8	$131.9	$419.9	$296.7
Principal investment loss for Global Credit during the three and six months ended June 30, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2022, the Company did not form any new CLOs for which the Company is the primary beneficiary.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Interest income from investments	$59.2	$56.6	$115.7	$113.5
Other income	4.0	5.5	9.2	9.7
Total	$63.2	$62.1	$124.9	$123.2

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(204.7)	$13.5	$(248.1)	$102.8
Gains (losses) from liabilities of CLOs	181.2	(16.1)	227.4	(93.1)
Total	$(23.5)	$(2.6)	$(20.7)	$9.7
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized gains (losses)	$(6.5)	$12.5	$(3.8)	$17.2
Net change in unrealized gains (losses)	(198.2)	1.0	(244.3)	85.6
Total	$(204.7)	$13.5	$(248.1)	$102.8

7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Acquired contractual rights	$832.6	$48.0
Accumulated amortization	(60.9)	(26.4)
Finite-lived intangible assets, net	771.7	21.6
Goodwill	12.7	13.3
Intangible Assets, net	$784.4	$34.9
As discussed in Note 3, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. No impairment losses were recorded during the three and six months ended June 30, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible asset amortization expense was $29.7 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively, and $38.6 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2022 through 2026 and thereafter (Dollars in millions):

2022 (excluding the six months ended June 30, 2022)	$59.2
2023	116.3
2024	116.3
2025	116.3
2026	116.3
Thereafter	247.3
$771.7
8. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	June 30, 2022		December 31, 2021
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$389.7	$386.0	$222.6	$219.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.2	350.0	346.1
3.500% Senior Notes Due 9/19/2029	425.0	421.8	425.0	421.6
4.625% Subordinated Notes Due 5/15/2061	500.0	484.5	500.0	484.3
Total debt obligations	$2,264.7	$2,239.1	$2,097.6	$2,071.6

Senior Credit Facility
As of June 30, 2022, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% (at June 30, 2022, the interest rate was 2.79%). Prior to the April 2022 amendment, the size of the revolving credit facility was $775.0 million, which was scheduled to mature February 11, 2024, and accrued interest either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50%. The Company made no borrowings under the senior credit facility during the three and six months ended June 30, 2022 and there were no amounts outstanding at June 30, 2022.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2019, December 2020 and September 2021, is scheduled to mature in September 2024, and has capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The Company made no borrowings under the credit facility during the three and six months ended June 30, 2022, and there was no balance outstanding as of June 30, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2022	Borrowing Outstanding December 31, 2021	Maturity Date (1)	Interest Rate as of June 30, 2022
February 28, 2017	$37.9	$51.3	November 17, 2031	2.33%	(2)
June 29, 2017	54.8	—	July 20, 2030	2.63%	(4),(7)
December 6, 2017	43.8	—	January 15, 2031	2.41%	(5),(7)
March 15, 2019	1.7	1.9	March 15, 2032	8.11%	(3)
August 20, 2019	3.8	4.1	August 15, 2032	4.74%	(3)
September 15, 2020	18.6	20.3	April 15, 2033	1.59%	(3)
January 8, 2021	19.6	21.3	January 15, 2034	2.49%	(3)
March 9, 2021	18.7	20.3	August 15, 2030	1.37%	(3)
March 30, 2021	17.6	19.1	March 15, 2032	1.71%	(3)
April 21, 2021	3.4	3.7	April 15, 2033	5.85%	(3)
April 28, 2021	8.3	—	April 28, 2023	1.35%	(6),(7)
May 21, 2021	14.7	15.9	November 17, 2031	1.36%	(3)
June 4, 2021	19.6	21.3	January 16, 2034	2.28%	(3)
June 10, 2021	1.3	1.4	November 17, 2031	2.85%	(3)
July 15, 2021	14.7	—	July 15, 2034	2.30%	(3),(7)
July 20, 2021	19.5	—	July 20, 2031	2.28%	(3),(7)
August 4, 2021	15.8	17.2	August 15, 2032	1.98%	(3)
October 27, 2021	22.9	24.8	October 15, 2035	2.40%	(3)
November 5, 2021	13.6	—	January 14, 2034	2.09%	(3),(7)
January 6, 2022	19.7	—	February 15, 2035	2.38%	(3)
February 22, 2022	19.7	—	November 10, 2035	2.45%	(3)
	$389.7	$222.6

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at LIBOR plus 1.57%.
(5)    Incurs interest at LIBOR plus 1.37%.
(6)    Incurs interest at EURIBOR plus 1.35%.
(7)    The respective CLO assets were purchased in connection with the asset acquisition from CBAM in March 2022 (see Note 4). The formation date listed is the original formation date of the related CLO.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2022 and 2021 was $2.3 million and $1.2 million, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was $4.0 million and $3.2 million, respectively.The fair value of the outstanding balance of the CLO term loans at June 30, 2022 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €36.1 million term loan ($37.9 million at June 30, 2022) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at June 30, 2022).

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
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes, which is due quarterly. As of June 30, 2022, term loans under these agreements had $98.6 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2022, €188.0 million ($197.0 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility”, together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2022, €45.6 million ($47.8 million) was outstanding under the CBAM CLO Financing Facility.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2022	December 31, 2021	2022	2021	2022	2021
3.875% Senior Notes Due 2/1/2023 (2)	$—	$—	$—	$—	$2.5	$—	$5.0
5.625% Senior Notes Due 3/30/2043 (3)	600.0	581.9	795.5	8.4	8.4	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (4)	350.0	346.4	484.7	5.0	5.0	9.9	9.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	390.3	457.4	3.8	3.8	7.6	7.6
				$17.2	$19.7	$34.4	$39.4
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2022 and December 31, 2021, the fair value of the Subordinated Notes was $362.4 million and $506.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three and six months ended June 30, 2022, the Company incurred $5.9 million and $11.8 million, respectively, of interest expense on the Subordinated Notes. For the period from May 11, 2021 through June 30, 2021, the Company incurred $3.3 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior and subordinated notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2022.
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
As of June 30, 2022 and December 31, 2021, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,715.2	$5,527.0	1.99%		9.99
Subordinated notes, preferred shares and other	119.8	230.8	N/A	(1)	10.20
Total	$5,835.0	$5,757.8

	As of December 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,585.4	$5,561.1	1.68%		10.25
Subordinated notes, preferred shares and other	317.6	249.9	N/A	(1)	10.41
Total	$5,903.0	$5,811.0

(1)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2022 and December 31, 2021, the fair value of the CLO assets was $6.4 billion and $6.7 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,074.3	$4,087.8
Accrued bonuses	264.5	521.4
Employment-based contingent cash consideration (1)	40.2	6.3
Accrued pension liability (2)	33.6	27.4
Other (3)	139.2	312.1
Total	$4,551.8	$4,955.0
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
(3) Includes $39.1 million and $207.0 million of realized performance allocations and incentive fee-related compensation not yet paid to participants as of June 30, 2022 and December 31, 2021, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized	$262.1	$218.6	$399.7	$311.3
Unrealized	(55.1)	775.4	178.0	1,549.3
Total	$207.0	$994.0	$577.7	$1,860.6
10. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2022 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,571.7
Global Credit	412.0
Global Investment Solutions	228.7
Total	$4,212.4
Of the $4.2 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2022, the Company had $158.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In July 2022, a subsidiary of the Company committed and substantially funded $307.0 million to bridge investment activity in certain funds which are actively fundraising in the Company’s Global Private Equity segment.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $15.9 million as of June 30, 2022. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.9 million at June 30, 2022 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2022. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 3). The Company had $10.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2022 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $143.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2022. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2022, approximately $18.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million.
If, at June 30, 2022, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.3 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 15 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. In connection with the April 1, 2021 sale of Metropolitan Real Estate, the Company entered into a sublease agreement for a portion of its existing office space in New York. As a result of the sublease transaction, the Company recorded a lease impairment charge of $26.8 million, which was the excess of the carrying value of the associated lease right-of-use asset over its estimated fair value. The Company estimated the fair value using discounted cash flows from the estimated net sublease rental income. The impairment charge is included in general, administrative, and other expenses in the condensed consolidated statements of operations during the three and six months ended June 30, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$14.0	$13.5	$28.0	$27.5
Sublease income	(1.4)	(0.5)	(2.9)	(1.2)
Total operating lease cost	$12.6	$13.0	$25.1	$26.3

Cash paid for amounts included in the measurement of operating lease liabilities	$16.0	$11.4	$32.0	$22.7

Weighted-average remaining lease term			11.6 years	12.2 years
Weighted-average discount rate			4.1%	4.2%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2022 (excluding the six months ended June 30, 2022)	$32.1
2023	62.4
2024	58.0
2025	55.3
2026	53.2
Thereafter	377.0
Total lease payments	$638.0
Less payments for leases that have not yet commenced	(0.7)
Less imputed interest	(126.6)
Total lease liabilities	$510.7
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2022, the Company had recorded liabilities aggregating to approximately $35.1 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.3 million as of June 30, 2022) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued incentive fees	$16.6	$12.2
Unbilled receivable for giveback obligations from current and former employees	10.4	—
Notes receivable and accrued interest from affiliates	33.3	25.3
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	430.9	342.1
Total	$491.2	$379.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of June 30, 2022. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of June 30, 2022 and December 31, 2021 also include interest-bearing loans of $18.7 million and $18.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (3.75% as of June 30, 2022) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Due to non-consolidated affiliates	$69.5	$60.5
Deferred consideration for Carlyle Holdings units	133.0	200.5
Amounts owed under the tax receivable agreement	101.9	101.9
Other	29.2	25.2
Total	$333.6	$388.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The first three annual installment payments occurred in January 2020, January 2021, and January 2022, respectively. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates throughout the year based on budgeted business usage. When actual business use exceeds budgeted aircraft use, the Company makes additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeds the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, we receive reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments are calculated annually and payments or reimbursements are generally made after year-end. During the three and six months ended June 30, 2022, the Company made net payments related to these aircraft totaling $0.6 million and $0.5 million, respectively. During the three and six months ended June 30, 2021, the Company received net reimbursements related to these aircraft totaling $2.0 million and $1.7 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 shares of BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, at an initial conversion price of $9.50 per share, subject to certain adjustments. At any time after May 5, 2023 and with the approval of its board of directors, CSL will have the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. The Company recorded dividend income of $0.9 million and $1.8 million during the three and six months ended June 30, 2022, respectively. The Company recorded dividend income of $0.9 million and $1.8 million, respectively, during the three and six months ended June 30, 2021. Dividend income from the BDC Preferred Shares is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $61.8 million and $72.5 million as of June 30, 2022 and December 31, 2021, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
12. Income Taxes
The Company’s provision (benefit) for income taxes was $50.8 million and $306.2 million for the three months ended June 30, 2022 and 2021, respectively, and $198.7 million and $579.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 17% and 24% for the three months ended June 30, 2022 and 2021, respectively, and 19% and 24% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, the impact of which was greater during the six months ended June 30, 2022 due to a larger number of vested units and a higher share price. The effective tax rate for the six months ended June 30, 2022 also reflects a deferred tax benefit resulting from a reduction in certain future foreign withholding taxes as well as the use of foreign tax credits. As of June 30, 2022 and December 31, 2021, the Company had federal, state, local and foreign taxes payable of $32.8 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2022, the Company’s U.S. federal income tax returns for years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On July 1, 2022, the State of New York issued proposed regulations, related to its 2015 law change, that may require corporate managers of investment funds (non broker dealers) to change how they source income to New York state, which may result in an increase in the Company’s taxable income to New York. These regulations will not be effective until promulgated. The Company has not yet determined the effect of these proposed regulations on its tax provision.
13. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$252.1	$180.1
Non-Carlyle interests in majority-owned subsidiaries	190.9	234.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	3.0	12.7
Non-controlling interests in consolidated entities	$446.0	$427.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$4.6	$0.3	$29.7	$0.2
Non-Carlyle interests in majority-owned subsidiaries	(2.0)	14.3	(4.4)	33.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.9	6.9	1.4	9.5
Non-controlling interests in income of consolidated entities	$3.5	$21.5	$26.7	$43.1

14. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$245,400,000	$245,400,000	$817,000,000	$817,000,000
Weighted-average common shares outstanding	361,445,630	366,311,757	359,520,927	364,671,713
Net income per common share	$0.68	$0.67	$2.27	$2.24

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shares	$925,000,000	$925,000,000	$1,794,300,000	$1,794,300,000
Weighted-average common shares outstanding	354,506,335	362,151,588	354,368,976	361,328,946
Net income per common share	$2.61	$2.55	$5.06	$4.97

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,445,630	361,445,630	359,520,927	359,520,927
Unvested restricted stock units	—	3,141,695	—	3,418,523
Issuable common shares and performance-vesting restricted stock units	—	1,724,432	—	1,732,263
Weighted-average common shares outstanding	361,445,630	366,311,757	359,520,927	364,671,713

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	354,506,335	354,506,335	354,368,976	354,368,976
Unvested restricted stock units	—	5,607,545	—	5,015,266
Issuable common shares and performance-vesting restricted stock units	—	2,037,708	—	1,944,704
Weighted-average common shares outstanding	354,506,335	362,151,588	354,368,976	361,328,946
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

15. Equity
Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. During the three and six months ended June 30, 2022, the Company distributed 134,696 and 771,157, respectively, fully vested, newly issued common shares, related to previously accrued performance allocations and incentive fee related compensation of $5.2 million and $36.5 million, respectively. The Company distributed an additional 78,953 fully vested, newly issued common shares subsequent to June 30, 2022 related to $2.4 million in realized performance allocations and incentive fee compensation recognized during the three months ended June 30, 2022.
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which replaced an authorization provided in February 2021 effective January 1, 2022. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2022 and 2021, the Company paid an aggregate of $105.3 million and $25.0 million, respectively, to repurchase and retire approximately 2.4 million and 0.6 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of June 30, 2022, $294.7 million of repurchase capacity remained under the program.
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

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 11, 2021	May 19, 2021	$0.250	$88.7
August 10, 2021	August 17, 2021	0.250	89.3
November 9, 2021	November 17, 2021	0.250	89.1
February 15, 2022	February 23, 2022	0.250	89.5
Total 2021 Dividend Year		$1.000	$356.6

May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.1
Total 2022 Dividend Year (through Q2 2022)		$0.650	$235.7
The Board of Directors will take into account general economic and business conditions, as well as the Company’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax and regulatory restrictions, other constraints on the payment of dividends by the Company to its common stockholders or by

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the Company’s credit facility provide certain limits on the Company’s ability to pay dividends.
16. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common shares available for grant and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of June 30, 2022, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 11,945,431.
A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2022 and a summary of changes for the six months ended June 30, 2022, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	14,775,651	$30.70	635,430	$29.27
Granted	3,486,180	$43.54	188,223	$49.06
Vested	3,340,988	$29.48	—	$—
Forfeited	90,444	$30.09	—	$—
Balance, June 30, 2022	14,830,399	$34.00	823,653	$33.79
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $45.4 million and $47.1 million for the three months ended June 30, 2022 and 2021, respectively, with $9.4 million and $10.6 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $85.1 million and $79.5 million for the six months ended June 30, 2022 and 2021, respectively, with $17.4 million and $17.3 million of corresponding deferred tax benefits, respectively. As of June 30, 2022, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $358.0 million, which is expected to be recognized over a weighted-average term of 2.2 years.
17. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital, real estate, infrastructure and natural resources transactions.
Global Credit – The Global Credit segment advises a group of funds that pursue investment opportunities across various types of credit, including loans and structured credit, direct lending, opportunistic credit, energy credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital solutions.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Fee Related Earnings. Fee Related Earnings, or “FRE,” is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. In 2022, the Company began to disclose fee related performance revenues as a separate line item in its segment results. Fee related performance revenues are the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on the disposition of investments, and which are not at risk of giveback. Previously, these amounts were included as a component of fund management fees. Beginning in 2022, the Company’s Core plus real estate fund, CPI, began to realize recurring fee related performance revenues. Realized net performance revenues for CPI were immaterial in prior periods.
The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2022:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$337.0	$123.7	$55.5	$516.2
Portfolio advisory and transaction fees, net and other	7.5	34.7	—	42.2
Fee related performance revenues	22.3	12.8	—	35.1
Total fund level fee revenues	366.8	171.2	55.5	593.5
Realized performance revenues	473.8	19.9	26.2	519.9
Realized principal investment income	34.2	8.7	0.9	43.8
Interest income	1.2	2.6	0.2	4.0
Total revenues	876.0	202.4	82.8	1,161.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	154.2	77.1	28.4	259.7
Realized performance revenues related compensation	214.5	9.4	25.1	249.0
Total compensation and benefits	368.7	86.5	53.5	508.7
General, administrative, and other indirect expenses	59.3	20.3	8.3	87.9
Depreciation and amortization expense	6.3	1.9	1.3	9.5
Interest expense	16.0	7.4	2.9	26.3
Total expenses	450.3	116.1	66.0	632.4
Distributable Earnings	$425.7	$86.3	$16.8	$528.8
(-) Realized Net Performance Revenues	259.3	10.5	1.1	270.9
(-) Realized Principal Investment Income	34.2	8.7	0.9	43.8
(+) Net Interest	14.8	4.8	2.7	22.3
(=) Fee Related Earnings	$147.0	$71.9	$17.5	$236.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$641.2	$217.4	$111.8	$970.4
Portfolio advisory and transaction fees, net and other	13.6	44.8	—	58.4
Fee related performance revenues	52.9	26.7	—	79.6
Total fund level fee revenues	707.7	288.9	111.8	1,108.4
Realized performance revenues	673.7	33.6	48.9	756.2
Realized principal investment income	48.4	19.0	2.7	70.1
Interest income	1.6	4.1	0.3	6.0
Total revenues	1,431.4	345.6	163.7	1,940.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	307.2	144.3	54.0	505.5
Realized performance revenues related compensation	305.2	16.1	46.0	367.3
Total compensation and benefits	612.4	160.4	100.0	872.8
General, administrative, and other indirect expenses	104.8	43.8	15.6	164.2
Depreciation and amortization expense	12.6	3.9	2.5	19.0
Interest expense	31.8	15.6	5.7	53.1
Total expenses	761.6	223.7	123.8	1,109.1
Distributable Earnings	$669.8	$121.9	$39.9	$831.6
(-) Realized Net Performance Revenues	368.5	17.5	2.9	388.9
(-) Realized Principal Investment Income	48.4	19.0	2.7	70.1
(+) Net Interest	30.2	11.5	5.4	47.1
(=) Fee Related Earnings	$283.1	$96.9	$39.7	$419.7
Segment assets as of June 30, 2022	$9,793.9	$3,196.0	$1,813.8	$14,803.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$263.4	$75.7	$60.3	$399.4
Portfolio advisory and transaction fees, net and other	6.2	9.4	—	15.6
Fee related performance revenues	—	10.4	—	10.4
Total fund level fee revenues	269.6	95.5	60.3	425.4
Realized performance revenues	428.9	—	25.1	454.0
Realized principal investment income	24.0	9.8	4.0	37.8
Interest income	0.5	1.2	0.1	1.8
Total revenues	723.0	106.5	89.5	919.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	55.6	28.2	217.4
Realized performance revenues related compensation	193.6	—	23.0	216.6
Total compensation and benefits	327.2	55.6	51.2	434.0
General, administrative, and other indirect expenses	36.4	13.0	6.2	55.6
Depreciation and amortization expense	6.1	2.0	1.1	9.2
Interest expense	15.7	6.3	2.8	24.8
Total expenses	385.4	76.9	61.3	523.6
Distributable Earnings	$337.6	$29.6	$28.2	$395.4
(-) Realized Net Performance Revenues	235.3	—	2.1	237.4
(-) Realized Principal Investment Income	24.0	9.8	4.0	37.8
(+) Net Interest	15.2	5.1	2.7	23.0
(=) Fee Related Earnings	$93.5	$24.9	$24.8	$143.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$523.6	$146.3	$112.3	$782.2
Portfolio advisory and transaction fees, net and other	16.8	18.2	0.3	35.3
Fee related performance revenues	—	19.8	—	19.8
Total fund level fee revenues	540.4	184.3	112.6	837.3
Realized performance revenues	563.0	0.1	59.3	622.4
Realized principal investment income	47.7	15.7	4.4	67.8
Interest income	0.7	3.2	0.1	4.0
Total revenues	1,151.8	203.3	176.4	1,531.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	262.7	109.3	57.6	429.6
Realized performance revenues related compensation	253.8	—	55.2	309.0
Total compensation and benefits	516.5	109.3	112.8	738.6
General, administrative, and other indirect expenses	77.8	24.8	14.6	117.2
Depreciation and amortization expense	12.2	3.9	2.2	18.3
Interest expense	29.5	12.6	5.0	47.1
Total expenses	636.0	150.6	134.6	921.2
Distributable Earnings	$515.8	$52.7	$41.8	$610.3
(-) Realized Net Performance Revenues	309.2	0.1	4.1	313.4
(-) Realized Principal Investment Income	47.7	15.7	4.4	67.8
(+) Net Interest	28.8	9.4	4.9	43.1
(=) Fee Related Earnings	$187.7	$46.3	$38.2	$272.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,161.2	$63.2	$(175.4)	(a)	$1,049.0
Expenses	$632.4	$51.1	$42.3	(b)	$725.8
Other income	$—	$(23.5)	$—	(c)	$(23.5)
Distributable earnings	$528.8	$(11.4)	$(217.7)	(d)	$299.7

	Three Months Ended June 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$919.0	$62.1	$1,725.2	(a)	$2,706.3
Expenses	$523.6	$54.2	$873.2	(b)	$1,451.0
Other income	$—	$(2.6)	$—	(c)	$(2.6)
Distributable earnings	$395.4	$5.3	$852.0	(d)	$1,252.7
    The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the six months ended June 30, 2022 and 2021, and Total Assets as of June 30, 2022.

	Six Months Ended June 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,940.7	$124.9	$565.2	(a)	$2,630.8
Expenses	$1,109.1	$104.0	$354.6	(b)	$1,567.7
Other income (loss)	$—	$(20.7)	$—	(c)	$(20.7)
Distributable earnings	$831.6	$0.2	$210.6	(d)	$1,042.4
Total assets	$14,803.7	$6,768.6	$(147.4)	(e)	$21,424.9

	Six Months Ended June 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,531.5	$123.2	$3,488.8	(a)	$5,143.5
Expenses	$921.2	$110.7	$1,704.3	(b)	$2,736.2
Other income (loss)	$—	$9.7	$—	(c)	$9.7
Distributable earnings	$610.3	$22.2	$1,784.5	(d)	$2,417.0

(a)The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (loss) (including Fortitude), the principal investment loss from dilution of the indirect investment in Fortitude, revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

captions or are excluded from the segment results, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$12.2	$1,620.7	$711.0	$3,242.5
Unrealized principal investment income (loss)	(27.1)	78.8	(3.4)	210.1
Principal investment loss from dilution of indirect investment in Fortitude	(176.9)	—	(176.9)	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.0)	(3.0)	(6.1)	(6.6)
Tax expense associated with certain foreign performance revenues	—	0.3	(0.1)	0.2
Non-controlling interests and other adjustments to present certain costs on a net basis	13.7	41.1	31.6	86.4
Elimination of revenues of Consolidated Funds	5.7	(12.7)	9.1	(43.8)
	$(175.4)	$1,725.2	$565.2	$3,488.8

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$593.5	$425.4	$1,108.4	$837.3
Adjustments (1)	(47.0)	(31.0)	(111.4)	(61.9)
Carlyle Consolidated - Fund management fees	$546.5	$394.4	$997.0	$775.4

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(58.6)	$776.8	$173.6	$1,552.1
Equity-based compensation	48.3	50.3	89.0	85.2
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	53.4	11.3	82.5	30.3
Tax expense associated with certain foreign performance revenues related compensation	—	(3.7)	(0.7)	(9.6)
Non-controlling interests and other adjustments to present certain costs on a net basis	11.8	17.4	28.3	37.3
Right-of-use asset impairment	—	26.8	—	26.8
Other adjustments including severance	(2.3)	2.0	2.3	4.0
Elimination of expenses of Consolidated Funds	(10.3)	(7.7)	(20.4)	(21.8)
	$42.3	$873.2	$354.6	$1,704.3

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$299.7	$1,252.7	$1,042.4	$2,417.0
Adjustments:
Net unrealized performance and fee related performance revenues	(70.8)	(844.0)	(537.4)	(1,690.4)
Unrealized principal investment (income) loss	27.1	(78.8)	3.4	(210.1)
Principal investment loss from dilution of indirect investment in Fortitude	176.9	—	176.9	—
Equity-based compensation (1)	48.3	50.3	89.0	85.2
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	53.4	11.3	82.5	30.3
Tax expense associated with certain foreign performance revenues	—	(3.4)	(0.8)	(9.4)
Net income attributable to non-controlling interests in consolidated entities	(3.5)	(21.5)	(26.7)	(43.1)
Right-of-use asset impairment	—	26.8	—	26.8
Other adjustments including severance	(2.3)	2.0	2.3	4.0
Distributable Earnings	$528.8	$395.4	$831.6	$610.3
Realized performance revenues, net of related compensation (2)	270.9	237.4	388.9	313.4
Realized principal investment income (2)	43.8	37.8	70.1	67.8
Net interest	22.3	23.0	47.1	43.1
Fee Related Earnings	$236.4	$143.2	$419.7	$272.2

(1)Equity-based compensation for the three and six months ended June 30, 2022 and 2021 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$337.9	$182.0	$519.9
Performance revenues related compensation expense	207.0	42.0	249.0
Net performance revenues	$130.9	$140.0	$270.9

Principal investment income (loss)	$56.7	$(12.9)	$43.8

	Six Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,048.1	$(291.9)	$756.2
Performance revenues related compensation expense	577.7	(210.4)	367.3
Net performance revenues	$470.4	$(81.5)	$388.9

Principal investment income (loss)	$376.3	$(306.2)	$70.1

	Three Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,080.7	$(1,626.7)	$454.0
Performance revenues related compensation expense	994.0	(777.4)	216.6
Net performance revenues	$1,086.7	$(849.3)	$237.4

Principal investment income (loss)	$137.7	$(99.9)	$37.8

	Six Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$3,866.8	$(3,244.4)	$622.4
Performance revenues related compensation expense	1,860.6	(1,551.6)	309.0
Net performance revenues	$2,006.2	$(1,692.8)	$313.4

Principal investment income (loss)	$316.8	$(249.0)	$67.8

(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total assets.

18. Subsequent Events
Dividends
In July 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share of common stock to common stockholders of record at the close of business on August 9, 2022, payable on August 16, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,308.9	$—	$—	$1,308.9
Cash and cash equivalents held at Consolidated Funds	—	230.7	—	230.7
Restricted cash	0.9	—	—	0.9
Investments, including performance allocations of $8,046.7 million	11,652.1	—	(141.8)	11,510.3
Investments of Consolidated Funds	—	6,418.2	—	6,418.2
Due from affiliates and other receivables, net	496.8	—	(5.6)	491.2
Due from affiliates and other receivables of Consolidated Funds, net	—	119.4	—	119.4
Fixed assets, net	138.4	—	—	138.4
Lease right-of-use assets, net	340.6	—	—	340.6
Deposits and other	65.1	0.3	—	65.4
Intangible assets, net	784.4	—	—	784.4
Deferred tax assets	16.5	—	—	16.5
Total assets	$14,803.7	$6,768.6	$(147.4)	$21,424.9
Liabilities and equity
Debt obligations	$2,239.1	$—	$—	$2,239.1
Loans payable of Consolidated Funds	—	5,757.8	—	5,757.8
Accounts payable, accrued expenses and other liabilities	315.0	—	—	315.0
Accrued compensation and benefits	4,551.8	—	—	4,551.8
Due to affiliates	333.6	—	—	333.6
Deferred revenue	104.8	—	—	104.8
Deferred tax liabilities	525.4	—	—	525.4
Other liabilities of Consolidated Funds	—	613.5	—	613.5
Lease liabilities	510.7	—	—	510.7
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,621.3	6,371.3	—	14,992.6
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,033.6	159.9	(159.9)	3,033.6
Retained earnings	3,309.9	—	—	3,309.9
Accumulated other comprehensive loss	(358.6)	(14.7)	12.5	(360.8)
Non-controlling interests in consolidated entities	193.9	252.1	—	446.0
Total equity	6,182.4	397.3	(147.4)	6,432.3
Total liabilities and equity	$14,803.7	$6,768.6	$(147.4)	$21,424.9

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$553.0	$—	$(6.5)	$546.5
Incentive fees	13.5	—	—	13.5
Investment income
Performance allocations	342.7	—	(4.8)	337.9
Principal investment income	34.0	—	22.7	56.7
Total investment income	376.7	—	17.9	394.6
Interest and other income	36.9	—	(5.7)	31.2
Interest and other income of Consolidated Funds	—	63.2	—	63.2
Total revenues	980.1	63.2	5.7	1,049.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	274.0	—	—	274.0
Equity-based compensation	45.4	—	—	45.4
Performance allocations and incentive fee related compensation	207.0	—	—	207.0
Total compensation and benefits	526.4	—	—	526.4
General, administrative and other expenses	131.5	—	0.2	131.7
Interest	26.9	—	—	26.9
Interest and other expenses of Consolidated Funds	—	51.1	(10.5)	40.6
Other non-operating expense	0.2	—	—	0.2
Total expenses	685.0	51.1	(10.3)	725.8
Other income
Net investment loss of Consolidated Funds	—	(23.5)	—	(23.5)
Income before provision for income taxes	295.1	(11.4)	16.0	299.7
Provision for income taxes	50.8	—	—	50.8
Net income	244.3	(11.4)	16.0	248.9
Net income attributable to non-controlling interests in consolidated entities	(1.1)	—	4.6	3.5
Net income attributable to The Carlyle Group Inc.	$245.4	$(11.4)	$11.4	$245.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,009.9	$—	$(12.9)	$997.0
Incentive fees	27.5	—	—	27.5
Investment income
Performance allocations	1,052.9	—	(4.8)	1,048.1
Principal investment income	336.3	—	40.0	376.3
Total investment income	1,389.2	—	35.2	1,424.4
Interest and other income	70.2	—	(13.2)	57.0
Interest and other income of Consolidated Funds	—	124.9	—	124.9
Total revenues	2,496.8	124.9	9.1	2,630.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	528.3	—	—	528.3
Equity-based compensation	85.1	—	—	85.1
Performance allocations and incentive fee related compensation	577.7	—	—	577.7
Total compensation and benefits	1,191.1	—	—	1,191.1
General, administrative and other expenses	237.8	—	0.2	238.0
Interest	54.7	—	—	54.7
Interest and other expenses of Consolidated Funds	—	104.0	(20.6)	83.4
Other non-operating expense	0.5	—	—	0.5
Total expenses	1,484.1	104.0	(20.4)	1,567.7
Other income
Net investment gain of Consolidated Funds	—	(20.7)	—	(20.7)
Income before provision for income taxes	1,012.7	0.2	29.5	1,042.4
Provision for income taxes	198.7	—	—	198.7
Net income	814.0	0.2	29.5	843.7
Net income attributable to non-controlling interests in consolidated entities	(3.0)	—	29.7	26.7
Net income attributable to The Carlyle Group Inc.	$817.0	$0.2	$(0.2)	$817.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$400.4	$—	$(6.0)	$394.4
Incentive fees	10.4	—	—	10.4
Investment income
Performance allocations	2,080.7	—	—	2,080.7
Principal investment income	139.5	—	(1.8)	137.7
Total investment income	2,220.2	—	(1.8)	2,218.4
Interest and other income	25.9	—	(4.9)	21.0
Interest and other income of Consolidated Funds	—	62.1	—	62.1
Total revenues	2,656.9	62.1	(12.7)	2,706.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	231.8	—	—	231.8
Equity-based compensation	47.2	—	—	47.2
Performance allocations and incentive fee related compensation	994.0	—	—	994.0
Total compensation and benefits	1,273.0	—	—	1,273.0
General, administrative and other expenses	109.1	—	—	109.1
Interest	25.5	—	—	25.5
Interest and other expenses of Consolidated Funds	—	54.2	(7.7)	46.5
Other non-operating income	(3.1)	—	—	(3.1)
Total expenses	1,404.5	54.2	(7.7)	1,451.0
Other income
Net investment loss of Consolidated Funds	—	(2.6)	—	(2.6)
Income before provision for income taxes	1,252.4	5.3	(5.0)	1,252.7
Provision for income taxes	306.2	—	—	306.2
Net income	946.2	5.3	(5.0)	946.5
Net income attributable to non-controlling interests in consolidated entities	21.2	—	0.3	21.5
Net income attributable to The Carlyle Group Inc.	925.0	5.3	(5.3)	925.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$787.2	$—	$(11.8)	$775.4
Incentive fees	19.9	—	—	19.9
Investment income
Performance allocations	3,866.8	—	—	3,866.8
Principal investment income	337.9	—	(21.1)	316.8
Total investment income	4,204.7	—	(21.1)	4,183.6
Interest and other income	52.3	—	(10.9)	41.4
Interest and other income of Consolidated Funds	—	123.2	—	123.2
Total revenues	5,064.1	123.2	(43.8)	5,143.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	460.3	—	—	460.3
Equity-based compensation	79.6	—	—	79.6
Performance allocations and incentive fee related compensation	1,860.6	—	—	1,860.6
Total compensation and benefits	2,400.5	—	—	2,400.5
General, administrative and other expenses	200.8	—	—	200.8
Interest	48.5	—	—	48.5
Interest and other expenses of Consolidated Funds	—	110.7	(21.8)	88.9
Other non-operating income	(2.5)	—	—	(2.5)
Total expenses	2,647.3	110.7	(21.8)	2,736.2
Other income
Net investment gain of Consolidated Funds	—	9.7	—	9.7
Income before provision for income taxes	2,416.8	22.2	(22.0)	2,417.0
Provision for income taxes	579.6	—	—	579.6
Net income	1,837.2	22.2	(22.0)	1,837.4
Net income attributable to non-controlling interests in consolidated entities	42.9	—	0.2	43.1
Net income attributable to The Carlyle Group Inc.	1,794.3	22.2	(22.2)	1,794.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities
Net income	$814.0	$1,837.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59.9	26.8
Right-of-use asset impairment, net of broker fees	—	24.8
Equity-based compensation	85.1	79.6
Non-cash performance allocations and incentive fees	(94.6)	(1,703.9)
Non-cash principal investment income	(318.4)	(313.3)
Other non-cash amounts	(11.9)	5.5
Purchases of investments	(470.3)	(161.3)
Proceeds from the sale of investments	298.2	418.5
Payments of contingent consideration	(5.7)	(49.9)
Change in deferred taxes, net	55.9	481.9
Change in due from affiliates and other receivables	(64.8)	(14.8)
Change in deposits and other	(7.1)	(26.6)
Change in accounts payable, accrued expenses and other liabilities	(67.2)	25.4
Change in accrued compensation and benefits	(372.1)	(113.9)
Change in due to affiliates	2.8	24.5
Change in lease right-of-use asset and lease liability	(4.6)	4.6
Change in deferred revenue	(12.9)	35.6
Net cash provided by (used in) operating activities	(113.7)	580.7
Cash flows from investing activities
Purchases of fixed assets, net	(17.4)	(17.6)
Purchase of CBAM intangibles and investments, net	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	5.9
Net cash used in investing activities	(635.8)	(11.7)
Cash flows from financing activities
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.2
Payments on CLO borrowings	(9.0)	(229.4)
Proceeds from CLO borrowings, net of financing costs	41.1	87.6
Dividends to common stockholders	(207.1)	(177.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	4.4	7.4
Distributions to non-controlling interest holders	(36.6)	(22.9)
Common shares issued for performance allocations	36.5	—
Common shares repurchased	(105.3)	(25.0)
Change in due to/from affiliates financing activities	(27.8)	12.8
Net cash provided by (used in) financing activities	(372.6)	68.5
Effect of foreign exchange rate changes	(43.2)	(9.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,165.3)	627.6
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,309.8	$1,617.2

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM intangibles and investments	$194.5	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,308.9	$1,586.2
Restricted cash	0.9	31.0
Total cash, cash equivalents and restricted cash, end of period	$1,309.8	$1,617.2

Cash and cash equivalents held at Consolidated Funds	$230.7	$187.5

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
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our infrastructure and natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Predecessor Funds and NGP Carry Funds advised by NGP. As of June 30, 2022, our Global Private Equity segment had $167 billion in AUM and $106 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of June 30, 2022, our Global Credit segment had $143 billion in AUM and $116 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of June 30, 2022, our Global Investment Solutions segment had $66 billion in AUM and $38 billion in Fee-earning AUM. Our Investment Solutions segment also included Metropolitan Real Estate (“MRE”) prior to its sale on April 1, 2021.
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
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, and the NGP Predecessor Funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of June 30, 2022. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VIII	$13.6 bn	2021	CRP IX	$8.0 bn	2021	U.S.	$38.5 bn	2012-2022
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	Europe	€10.0 bn	2013-2022
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Structured Credit Funds
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	CREV II	$0.2 bn	2022
Global Financial Services Partners			CRP V	$3.0 bn	2006	CREV	$0.5 bn	2020
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	CSC	$0.8 bn	2017
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Illiquid Credit
Carlyle Europe Partners			CPI[4]	$8.0 bn	2016	Business Development Companies[3]
CEP V	€6.4 bn	2018	International Real Estate			Carlyle Secured Lending III	$0.2 bn	2022
CEP IV	€3.8 bn	2014	CER II	€0.4 bn	2021	Carlyle Credit Solutions[7]	$2.1 bn	2017
CEP III	€5.3 bn	2007	CER I	€0.5 bn	2017	Carlyle Secured Lending[8]	$2.0 bn	2013
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	Middle Market CLOs
Carlyle Asia Partners			Infrastructure & Natural Resources Funds			U.S	$1.4 bn	2017-2022
CAP V	$6.6 bn	2018				Opportunistic Credit Carry Funds
CBPF II	RMB 2.0 bn	2017	NGP Energy Carry Funds			CCOF II	$4.4 bn	2020
CAP IV	$3.9 bn	2014	NGP XII	$4.3 bn	2017	CCOF I	$2.4 bn	2017
CAP III	$2.6 bn	2008	NGP XI	$5.3 bn	2014	Distressed Credit Carry Funds
Carlyle Japan Partners			NGP X	$3.6 bn	2012	CSP IV	$2.5 bn	2016
CJP IV	¥258.0 bn	2020	Other NGP Carry Funds			CSP III	$0.7 bn	2011
CJP III	¥119.5 bn	2013	NGP ETP IV	$0.4 bn	2022	CSP II	$1.4 bn	2007
Carlyle Global Partners			NGP Minerals II	$0.3 bn	2022	Real Assets Credit
CGP II	$1.8 bn	2020	NGP Minerals	$0.3 bn	2020	Infrastructure Credit Carry Fund
CGP I	$3.6 bn	2015	NGP GAP	$0.4 bn	2014	CICF	$0.6 bn	2021
Carlyle MENA Partners			NGP Predecessor Funds			Real Estate Credit Carry Fund
MENA I	$0.5 bn	2008	Various[2]	$5.7 bn	2007-2008	CNLI[9]	$0.5 bn	2022
Carlyle South American Buyout Fund			International Energy Carry Funds			Energy Credit Carry Funds
CSABF I	$0.8 bn	2009	CIEP II	$2.3 bn	2019	CEMOF II	$2.8 bn	2015
Carlyle Sub-Saharan Africa Fund			CIEP I	$2.5 bn	2013	CEMOF I	$1.4 bn	2011
CSSAF I	$0.7 bn	2012	Infrastructure Funds			Carlyle Aviation Partners
Carlyle Peru Fund			CRSEF II	$0.3 bn	2022	SASOF V	$1.0 bn	2020
CPF I	$0.3 bn	2012	CRSEF	$0.7 bn	2019	SASOF IV	$1.0 bn	2018
Carlyle U.S. Venture/Growth Partners			CGIOF	$2.2 bn	2019	SASOF III	$0.8 bn	2015
CP Growth	$1.1 bn	2021	CPP II	$1.5 bn	2014	CALF	$0.7 bn	2021
CEOF II	$2.4 bn	2015	CPOCP	$0.5 bn	2013	Securitization Vehicles[4]	$5.3 bn	Various
CEOF I	$1.1 bn	2011				8 Other Vehicles[4]	$4.2 bn	Various
CVP II	$0.6 bn	2001				Other Credit
Carlyle Europe Technology Partners						Fortitude[5]	$53.7 bn	2020
CETP V	€2.4 bn	2022				CTAC[3]	$1.7 bn	2018
CETP IV	€1.4 bn	2019
CETP III	€0.7 bn	2014				Global Investment Solutions[6]
Carlyle Asia Venture/Growth Partners						AlpInvest
CAP Growth II	$0.9 bn	2021				Fund of Private Equity Funds
CAP Growth I	$0.3 bn	2017				136 vehicles	€52.4 bn	2000-2022
CAGP IV	$1.0 bn	2008				Secondary Investments
Carlyle Cardinal Ireland						108 vehicles	€27.1 bn	2002-2022
CCI	€0.3 bn	2014				Co-Investments
						91 vehicles	€21.5 bn	2002-2022

Note: All amounts shown represent total capital commitments as of June 30, 2022 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes NGP M&R, NGP ETP II, and NGP IX, on which we are not entitled to a share of carried interest.

(3)Amounts represent gross assets plus any available capital as of June 30, 2022.
(4)Amounts represent Total AUM as of June 30, 2022.
(5)Includes Carlyle FRL, capital raised from a strategic third-party investor which directly invests in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
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

Trends Affecting our Business
The second quarter of 2022 was characterized by continued volatility in the markets, weakening U.S. fundamentals, rising risks in Europe and sharp contraction in Asia, in particular China. The U.S. economy shrank slightly in the second quarter of 2022 on sharp decline in domestic investment. In June, consumer prices rose 9.1% from a year earlier, and outpaced wage growth by 3.4 percentage points. The effect on the American consumer of higher prices, lagging wage growth, and the resulting decline in real incomes began to emerge over the second quarter. Following the winter omicron wave, data indicated that consumers had begun to realign their spending away from goods (our portfolio data indicate spending on discretionary items fell 11% over the quarter) and back towards services; in June, however, our portfolio data also indicate slowing momentum in services spending, such as dining and air travel, as well.
Europe’s economy continues to feel the impact of the conflict in Ukraine. Given Europe’s reliance on Russian energy and Ukrainian and Russian goods, war-related sanctions and trade policy have driven European energy and other commodity costs to unprecedented levels. These effects have especially been felt in the industrial sector where production costs have increased by 30%, on average, relative to pre-pandemic levels and as much as 300% for certain gas-intensive industrial processes. Portfolio data indicate real GDP growth likely contracted between 2.0% and 2.5% over the second quarter. The expected energy shortages and mandated rationing to come during the winter months could have significant implications for European businesses, consumers, and the economy more broadly.
The impact of Russia’s invasion of Ukraine and related sanctions extend beyond unprecedented energy costs - it has compounded on existing issues in the global food supply chain resulting from climate shocks and the pandemic. Russia and Ukraine are the largest and fifth-largest wheat exporters, and Russia is the largest supplier of key ingredients used in the production of fertilizer and disruption in supply chains as a result of the invasion is impeding the flow of critical exports. The fallout of war is also impacting supply itself, as harvest and planting seasons are jeopardized in Ukraine and energy and fertilizer costs squeeze margins for farmers globally. These impacts not only increase the risk of persistently elevated inflation into the latter half of the year, but also increase the risk of a global food shortage and political and social unrest.
China, while relatively unexposed to effects from the Russia/Ukraine conflict, continued to face significant headwinds from its COVID policy through the first half of the second quarter. Official data indicate that China’s economy shrank 10%, annualized, over the second quarter, driven by the continued enforcement of lockdowns across the country. The entirety of the contraction occurred in April and May; our data indicate that by June, retail sales and production were rising rapidly once more. China’s COVID policy also had negative implications for global supply chains during the quarter; factory shutdowns and transport backlogs continued to contribute to inventory shortfalls for autos, chips, smartphones, and other products with significant manufacturing operations in China. Despite lockdowns, marine freight rates from China have begun to fall, driven by several factors including rising inventory levels and the broader slowdown in global goods demand.
Estimates anticipate S&P 500 constituents’ Q2 2022 earnings grew 4.8% from a year ago, the slowest growth rate reported since Q4 2020. There is significant dispersion around this average across sectors. Financials and discretionary consumer goods companies are projected to see earnings decline over the quarter, while the energy, industrials, and materials sectors are projected to continue to outperform strongly. Equity market volatility has persisted, driven first by rate volatility and, more recently, recession fears. Year-to-date in 2022, 10-year Treasury yields have risen 141 basis points as of July 15, 2022, and in mid-June briefly hit 3.5% for the first time since 2011. The Federal Reserve raised the federal funds rate by 25 basis points (bps) in March, 50 bps in May, and 75 bps in each of June and July, and continues to indicate that more hikes are forthcoming. Futures markets have now priced in four additional 25 bp rate increases in 2022; however, there is significant uncertainty around these expectations, and that is contributing to broader volatility in markets. The Dow Jones, S&P 500, and Nasdaq 100 fell 9.8%, 14.7%, and 19.2%, respectively, from March 31, 2022 to July 15, 2022. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite fell 15.9%, 9.2%, and 1%, respectively, over the same period.
Market losses are concentrated at both ends of the risk spectrum where valuations have been elevated. The prices of speculative equities most exposed to interest rate risk – namely, those of companies with cash flows weighted far into the future

– are down over 20% year-to-date; at the same time, low risk investment grade bonds are down more than 10% as well. In general, higher rates have negative implications for (1) fixed rate bond markets and (2) tech and high growth sector assets. In both cases, higher discount rates negatively impact the value of future cash flows. Obtaining financing in the high yield bond market is currently challenging. Year-to-date through June, global bond funds experienced over $275 billion in outflows. In contrast, the strongest performers year-to-date have been assets with more moderate valuations that fall in the middle of the risk spectrum, such as equities of companies with large dividends and/or low enterprise value/sales ratios. Leveraged loans, which are floating rate and thus more appealing to investors when interest rates are rising, have sold off to a lesser extent. Financing and transaction volumes overall, however, saw a significant slowdown in the first half of 2022. Global M&A totaled roughly $1 trillion for the second quarter, a 26% decline from the same period in 2021.
Our carry fund portfolio appreciated 3% in the second quarter, compared to declines in public indices this quarter, which reflects the strong operating performance and value creation activities in our private portfolio as well as recent private transaction marks. This positive performance was offset by 20% depreciation in our publicly traded investments, which comprise 7% of the total fair value in our carry fund portfolio. Within our Global Private Equity segment in the second quarter, our infrastructure and natural resources funds appreciated 13%, boosted by strong commodity prices; our real estate funds appreciated 4%, led by continued strong performance in U.S. real estate due to its portfolio construction; and our corporate private equity funds were flat in the second quarter as appreciation across our private investments was offset by declines in our publicly traded investments. In our Global Credit segment, our carry funds (which represent approximately 10% of the total Global Credit remaining fair value) appreciated 2% in the second quarter driven by appreciation in our energy credit carry funds. Our Global Investment Solutions funds appreciated 5% in the second quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds, and includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation was 3% for the second quarter. Our non-carry fund Global Credit products also continue to perform well. Dividend yields on our business development companies as of June 30, 2022 were approximately 9%, and approximately 7% for our Interval Fund. In our liquid credit strategy, our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing out credit positions to maintain balanced risk-adjusted credit quality.
We generated $8.5 billion in realized proceeds from our carry funds in the second quarter of 2022, generally in line with a year ago, but down from the record levels of realizations seen in the third and fourth quarters of 2021. However, our net accrued performance revenues on our balance sheet remain at a record high of $4.3 billion as of June 30, 2022, slightly up from the March 31, 2022 level and a 10% increase from December 31, 2021. Over time, we expect this balance will deliver a high level of realized performance revenues.
During the second quarter, our carry funds invested $6.7 billion in new or follow-on transactions, and we have signed more than $4.8 billion of new or follow-on transactions that are expected to close in the coming quarters. While deal activity has retreated to pre-pandemic levels from the record level pace in 2021, we believe that as long-term investors, we will be able pursue opportunities where we have identified dislocation, which we believe positions us to continue to deploy capital throughout 2022.
We raised $9.8 billion in new capital in the second quarter. We anticipate the fundraising landscape will continue to be increasingly competitive as the pace of capital deployment across the industry has resulted in fund products coming back to market faster and with larger target fund sizes than with prior vintages, and limited partners are reassessing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products – particularly in corporate private equity strategies – may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. In addition to organic growth through fundraising, we have announced several transactions to drive accretive growth on an inorganic basis, including our acquisition of CLO management contracts from CBAM Partners LLC that closed in March 2022, our strategic advisory services agreement with Fortitude that we entered into on April 1, 2022, and our agreement to acquire life sciences investment firm Abingworth, which is expected to close in the third quarter of 2022.
The SEC has put forth several rule proposals in recent months, and we are continuing to evaluate the potential impacts to our business and operations and those of our portfolio companies. These proposals include, but are not limited to, (i) new reporting requirements of material cybersecurity incidents and periodic reporting regarding a company’s cybersecurity risk programs, (ii) new rules and amendments under the Investment Advisers Act of 1940 that expand compliance obligations and prohibit certain activities for private fund advisors, and (iii) extensive climate change disclosure regulations. We are also closely evaluating the financial, regulatory and other proposals put forth by the current Administration and Congress and their potential impacts on our business, including the proposed Inflation Reduction Act of 2022, which was announced July 27, 2022 and is expected to be brought to vote before the Senate ahead of the August recess. While there may be changes to current tax and regulatory regimes, recent fiscal stimulus and proposed infrastructure packages could be followed by longer-term spending increases. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
The Great Resignation, together with the increased focus on remote work arrangements, continue to impact labor markets and hiring dynamics, which is making hiring more challenging and compensation more expensive as employers compete to secure new talent and retain existing talent. As we seek to recruit qualified professionals to backfill existing positions and fill new roles, we continue to anticipate increased competition in hiring and upward pressure on compensation packages.
Recent Transactions
During the six months ended June 30, 2022, the Company announced several transactions to drive accretive growth on an inorganic basis as outlined below.
Acquisition of iStar Triple Net Lease Portfolio.
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
Fortitude Capital Raise and Strategic Advisory Services Agreement
In March 2022, we raised $2.0 billion in third-party equity capital for Fortitude, and committed up to $100 million in additional capital to Carlyle FRL from our balance sheet. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remainder expected to be called during the second half of 2022. In connection with the capital raise and subsequent funding, our indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of this dilution, we recorded a reduction in the carrying value of our equity method investment and corresponding loss of $176.9 million in our U.S. GAAP results. At the time the remaining capital is called by Fortitude, our indirect ownership will further decrease to 10.5% and we expect to record an additional reduction in the carrying value of our equity method investment and corresponding loss of approximately $116 million based on the carrying value of $614.5 million as of June 30, 2022, subject to change based on the timing of the dilution and changes in the carrying value of our investment.
On April 1, 2022, we entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the condensed consolidated financial statements. See Note 6 to the unaudited condensed consolidated financial statements for additional information regarding the strategic investment in Fortitude.
Acquisition of Abingworth
In April 2022, we agreed to acquire Abingworth, a life sciences investment firm, which will expand our healthcare investment platform with the addition of over $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors. Consideration for Abingworth includes a base purchase price of $187.5 million, as well as up to a further $130 million in future incentive payments based on the achievement of certain performance targets. Under the terms of the agreement, a portion of the purchase price can be settled in newly-issued shares of the Company’s common stock, and the Company intends to settle $25.0 million of the base purchase price with common stock. The acquisition includes the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. The transaction is expected to close in the third quarter of 2022.
Senior Credit Facility Amendment
On April 29, 2022, we amended our senior credit facility to (1) expand the capacity to $1.0 billion from $775 million, (2) extend the maturity to April 29, 2027 from February 11, 2024, and (3) amend the rate at which principal amounts outstanding accrue interest to SOFR plus a 0.10% adjustment and an applicable margin not to exceed 1.50% from LIBOR plus an applicable margin not to exceed 1.50%, among other amendments.
Dividends
In July 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share to common stockholders of record at the close of business on August 9, 2022, payable on August 16, 2022.
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
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our traditional carry funds and our CLOs comprise 77% of our Fee-earning AUM as of June 30, 2022 and approximately 91% of our fund management fees during the three months then ended. The balance of our Fee-Earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund with $12.5 billion of Fee-earning AUM as of June 30, 2022 were approximately 12% and 10% of fund management fees recognized during the three and six months ended June 30, 2022, respectively. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $15.2 billion of Fee-earning AUM as of June 30, 2022 were approximately 10% of fund management fees recognized during both the three and six months ended June 30, 2022, and 15% and 16% during the three and six months ended June 30, 2021, respectively. No other fund generated over 10% of fund management fees in the periods presented.
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
The table below presents funds which generated performance allocations in excess of 10% of the total for the three and six months ended June 30, 2022 and 2021. No other fund generated over 10% of performance allocations in the periods presented.

Three Months Ended June 30,				Six Months Ended June 30,
2022		2021		2022		2021
(Dollars in millions)
CETP IV	$122.1	CP VI	$532.2	CRP VIII	$193.2	CP VI	$1,067.8
CPP II	99.0	CEOF II	208.4	CETP IV	142.8	CEP IV	478.0
CRP VIII	58.0			CPP II	127.4
CEP V	46.3			CIEP I	109.1
CIEP I	38.0			CP VI	(380.5)
CGIOF I	34.3
CP VI	(355.0)
The reversal of $355.0 million in previously recognized performance allocations in CP VI during the three months ended June 30, 2022 was primarily driven by depreciation in its publicly traded investments, which comprise just over half of its remaining fair value.
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
We record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our unaudited condensed consolidated statements of operations. We recognized $200.2 million and $450.6 million of net investment earnings related to these performance allocations for the three and six months ended June 30, 2022, respectively, reflecting the impact of strong commodity prices on NGP XI and NGP XII, and $1.1 million for both the three and six months ended June 30, 2021, respectively.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the three months ended June 30, 2022 and 2021, the reversals of performance allocations were $395.3 million and $8.1 million, respectively. For the six months ended June 30, 2022 and 2021, the reversals of performance allocations were $469.1 million and $10.0 million, respectively.
As of June 30, 2022, accrued performance allocations and accrued giveback obligations were $8.0 billion and $40.9 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2022 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of June 30, 2022, $18.9 million of the accrued giveback obligation was the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company was $22.0 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of June 30, 2022 were $4.3 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2022, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.3 billion on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through June 30, 2022
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$158.0	$55.0
All other Carlyle Funds	80.7	13.0
Aggregate Giveback since Inception	$238.7	$68.0
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2022:

	As of June 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$3,515	$336	$1,304	$5,155
Level II	4,277	37,772	163	42,212
Level III	113,281	91,272	43,383	247,936
Fair Value of Investments	121,073	129,380	44,850	295,303
Available Capital	46,112	13,610	21,388	81,110
Total AUM	$167,185	$142,990	$66,238	$376,413
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During 2019 and 2020, we granted fewer equity awards than we have previously. In 2021, we granted approximately 7.1 million in long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. As a result, combined with a higher share price than in periods prior to 2021, equity-based compensation expense will be higher in the coming years than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2022, our U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2020. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
(e)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement (see “Fee-earning AUM based on fair value and other” in the table below for the amount of this component at each period);
(f)the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period); and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2022	2021
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$77,362	$76,238
Fee-earning AUM based on invested capital (2)	57,882	40,901
Fee-earning AUM based on collateral balances, at par (3)	43,796	28,111
Fee-earning AUM based on net asset value (4)	11,338	8,935
Fee-earning AUM based on fair value and other (5)	69,177	20,671
Balance, End of Period (6) (7)	$259,555	$174,856
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
(5)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement, funds with fees based on the lower of cost or fair value of invested capital and funds with fees based on gross asset value.
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of June 30, 2022, the Legacy Energy Funds had, in the aggregate, approximately $0.1 billion in AUM and $0.3 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balances as of June 30, 2022 and 2021 exclude $13.0 billion and $17.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$211,060	$173,132	$193,419	$170,102
Inflows (1)	58,891	6,092	81,033	14,051
Outflows (including realizations) (2)	(8,213)	(5,771)	(11,509)	(9,345)
Market Activity & Other (3)	845	1,078	1,133	1,586
Foreign Exchange (4)	(3,028)	325	(4,521)	(1,538)
Balance, End of Period	$259,555	$174,856	$259,555	$174,856
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three and six months ended June 30, 2022 include Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022. As of June 30, 2022, Fee-earning AUM associated with the strategic advisory services agreement was $48 billion. Inflows for the six months ended June 30, 2022 also include $14 billion of Fee-earning AUM acquired in the CBAM transaction in March 2022.
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
(d)    the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement; and
(e)     the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone, the NGP Energy Funds that are advised by NGP. Our calculation of AUM also includes third-

party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from a strategic investor which directly invests in Fortitude alongside the fund. The AUM and Fee-Earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-Earning AUM of the strategy in which they are invested.
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
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$325,166	$300,957
Inflows (1)	58,442	82,191
Outflows (including realizations) (2)	(9,463)	(16,020)
Market Activity & Other (3)	7,282	16,622
Foreign Exchange (4)	(5,014)	(7,337)
Balance, End of Period	$376,413	$376,413
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three and six months ended June 30, 2022 include AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022. As of June 30, 2022, AUM associated with the strategic advisory services agreement was $48 billion. Inflows for the six months ended June 30, 2022 also include $15 billion of AUM acquired in the CBAM transaction in March 2022.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies, and (d) our Interval Fund. As of June 30, 2022, our total AUM and Fee-earning AUM included $62.1 billion and $58.4 billion, respectively, of Perpetual Capital.
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 3% for the three months ended June 30, 2022 is comprised of 4% appreciation for funds focusing on real estate, and 13% for funds focusing on infrastructure and natural resources; 2% appreciation for carry funds in the Global Credit segment; and 5% appreciation for carry funds in the Global Investment Solutions segment, which includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation was 3% for carry funds in our Global Investment Solutions segment for the second quarter. Our carry funds within our Global Private Equity segment focusing on corporate private equity were flat for the second quarter. Overall portfolio appreciation for the six months ended June 30, 2022 of 9% is comprised of 3% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 15% for funds focusing on real estate, and 35% for funds focusing on infrastructure and natural resources; 1% appreciation for carry funds in the Global Credit segment; and 9% appreciation for carry funds in the Global Investment Solutions segment (6% excluding the positive impact of foreign currency translation). Our publicly traded investments, which comprise 7% of the total fair value in our carry fund portfolio, depreciated 20% during the second quarter.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended June 30, 2022 were (16.4)% and (16.1)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (15.5)%, the S&P Oil and Gas Exploration and Production Index was (8.6)%, and the S&P Leveraged Loan Index appreciation (depreciation) was (6.2)%. S&P 500 and MSCI ACWI appreciation (depreciation) for the six months ended June 30, 2022 were (20.6)% and (20.9)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (20.6)%, the S&P Oil and Gas Exploration and Production Index was 26.5%, and the S&P Leveraged Loan Index appreciation (depreciation) was (7.2)%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of June 30, 2022, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for both the three and six months ended June 30, 2022; and 2% of our total investment income or loss for the six months ended June 30, 2022.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of June 30, 2022, our consolidated CLOs held approximately $6.4 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$546.5	$394.4	$997.0	$775.4
Incentive fees	13.5	10.4	27.5	19.9
Investment income
Performance allocations	337.9	2,080.7	1,048.1	3,866.8
Principal investment income	56.7	137.7	376.3	316.8
Total investment income	394.6	2,218.4	1,424.4	4,183.6
Interest and other income	31.2	21.0	57.0	41.4
Interest and other income of Consolidated Funds	63.2	62.1	124.9	123.2
Total revenues	1,049.0	2,706.3	2,630.8	5,143.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	274.0	231.8	528.3	460.3
Equity-based compensation	45.4	47.2	85.1	79.6
Performance allocations and incentive fee related compensation	207.0	994.0	577.7	1,860.6
Total compensation and benefits	526.4	1,273.0	1,191.1	2,400.5
General, administrative and other expenses	131.7	109.1	238.0	200.8
Interest	26.9	25.5	54.7	48.5
Interest and other expenses of Consolidated Funds	40.6	46.5	83.4	88.9
Other non-operating expenses (income)	0.2	(3.1)	0.5	(2.5)
Total expenses	725.8	1,451.0	1,567.7	2,736.2
Other income
Net investment income (loss) of Consolidated Funds	(23.5)	(2.6)	(20.7)	9.7
Income before provision for income taxes	299.7	1,252.7	1,042.4	2,417.0
Provision for income taxes	50.8	306.2	198.7	579.6
Net income	248.9	946.5	843.7	1,837.4
Net income attributable to non-controlling interests in consolidated entities	3.5	21.5	26.7	43.1
Net income attributable to The Carlyle Group Inc. Common Stockholders	$245.4	$925.0	$817.0	$1,794.3

Net income attributable to The Carlyle Group Inc. per common share
Basic	$0.68	$2.61	$2.27	$5.06
Diluted	$0.67	$2.55	$2.24	$4.97
Weighted-average common shares
Basic	361,445,630	354,506,335	359,520,927	354,368,976
Diluted	366,311,757	362,151,588	364,671,713	361,328,946

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 and Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Total revenues decreased $1,657.3 million, or 61.2%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $2,512.7 million, or 48.9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in total revenues for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Total Revenues, June 30, 2021	$2,706.3	$5,143.5
Increases (Decreases):
Increase in fund management fees	152.1	221.6
Increase in incentive fees	3.1	7.6
Decrease in investment income, including performance allocations	(1,823.8)	(2,759.2)
Increase in interest and other income	10.2	15.6
Increase in interest and other income of Consolidated Funds	1.1	1.7
Total decrease	(1,657.3)	(2,512.7)
Total Revenues, June 30, 2022	$1,049.0	$2,630.8

Fund Management Fees. Fund management fees increased $152.1 million, or 38.6% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $221.6 million, or 28.6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$78.9	$162.8
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(6.4)	(12.9)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	15.0	9.1
Higher management fees due to CBAM acquisition and Fortitude strategic advisory services agreement	38.1	40.2
Lower management fees due to sale of MRE on April 1, 2021	—	(4.7)
Higher transaction and portfolio advisory fees	28.8	25.4
All other changes	(2.3)	1.7
Total increase in fund management fees	$152.1	$221.6

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $43.2 million and $14.4 million for the three months ended June 30, 2022 and 2021, respectively, and $57.8 million and $32.4 million for the six months ended June 30, 2022 and 2021, respectively.

Investment Income. Investment income decreased $1,823.8 million to $394.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $2,759.2 million to $1,424.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The components of investment income are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$337.9	$2,080.7	$1,048.1	$3,866.8
Investment income from NGP, which includes performance allocations	230.2	22.2	512.5	42.9
Investment income from our carry funds:
Global Private Equity	12.3	81.4	57.6	163.3
Global Credit	2.4	3.2	3.4	7.7
Global Investment Solutions	4.4	8.7	7.3	14.0
Investment (loss) income from our CLOs	(23.9)	3.9	(31.2)	11.1
Investment (loss) income from Carlyle FRL	(159.6)	13.4	(150.5)	58.9
Investment (loss) income from our other Global Credit products	(12.3)	4.9	(27.3)	14.7
Investment (loss) income on foreign currency hedges	(0.6)	(0.3)	0.6	3.8
All other investment income	3.8	0.3	3.9	0.4
Total investment income	$394.6	$2,218.4	$1,424.4	$4,183.6

The decrease in investment income in the respective periods primarily reflects carry fund appreciation of 3% three months ended June 30, 2022 compared to appreciation of 11% during the three months ended June 30, 2021 and appreciation of 9% during the six months ended June 30, 2022 compared to appreciation of 25% during the six months ended June 30, 2021, resulting in significantly higher performance allocations in 2021 compared to 2022. The three and six months ended June 30, 2022 also include an investment loss of $176.9 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise (see Note 6 to the unaudited condensed and consolidated financial statements for more information).
We recorded investment losses from our CLOs during the three and six months ended June 30, 2022 as compared to investment income from our CLOs during the three and six months ended June 30, 2021. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 12% during the quarter, with our investments in subordinated notes and senior notes depreciating 23% and 7% during the three months ended June 30, 2022, respectively. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 20% year-to-date, with our investments in subordinated notes and senior notes depreciating 33% and 11% year-to-date, respectively.

Performance Allocations. Performance allocations decreased $1.7 billion for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $2.8 billion for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2022 and 2021 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$211.3	$1,798.2	$869.2	$3,364.7
Global Credit	3.2	76.2	(30.8)	97.2
Global Investment Solutions (1)	123.4	206.3	209.7	404.9
Total performance allocations	$337.9	$2,080.7	$1,048.1	$3,866.8

Total carry fund appreciation(2)	3%	11%	9%	25%
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
(2) Carry fund appreciation includes appreciation on the NGP Carry Funds. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, performance allocations related to these funds of $200.2 million and $450.6 million for the three and six months ended June 30, 2022, respectively, and $1.1 million for both the three and six months ended June 30, 2021 are included in investment income in our U.S. GAAP results.
Refer to “— Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented. Performance allocations during the six months ended June 30, 2022 in our Global Private Equity segment reflect appreciation across our infrastructure and natural resources funds, real estate funds, and our corporate private equity funds, particularly our fourth Europe technology fund, with the exception of our sixth U.S. buyout fund, which experienced depreciation in its publicly traded investments. The reversal of performance allocations for Global Credit during the six months ended June 30, 2022 was driven by our fourth distressed credit carry fund, in which incremental preferred return outpaced gains in the portfolio during the quarter, depreciation in our third Aviation credit fund, and realized giveback in our third distressed credit carry fund. Performance allocations during the six months ended June 30, 2022 in our Global Investment Solutions segments reflect appreciation across the portfolio year-to-date.
The second quarter of 2022 was characterized by continued volatility in the markets, steady but weakening U.S. fundamentals, and rising risks in Europe and sharp contraction in Asia, in particular China. Our proprietary portfolio data imply the U.S. economy grew at a 2.7% annualized rate in the second quarter, a solid pace given fiscal contraction, monetary policy tightening, and high inflation. However, our carry fund portfolio appreciated 3% in the second quarter of 2022 against this backdrop of market volatility, which reflects strong operating performance and value creation activities in our private portfolio as well as recent private transaction marks. This positive performance was offset by 20% depreciation in our publicly traded investments, which comprise 7% of the total fair value in our carry fund portfolio. Within our Global Private Equity segment, our infrastructure and natural resources funds appreciated 13%, boosted by strong commodity prices, and our real estate funds appreciated 4% in the first quarter, led by continued strong performance in U.S. real estate due to its portfolio construction. Our corporate private equity funds were flat in the second quarter as appreciation across our private investments was offset by declines in our publicly trade investments. In our Global Credit segment, our carry funds (which represent approximately 10% of the total Global Credit remaining fair value) were 2% for the quarter driven by appreciation in our energy credit carry funds. Our Global Investment Solutions funds appreciated 5% in the first quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds, and includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation was 3% for the second quarter.
Interest and Other Income. Interest and other income increased $10.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $15.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of increases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $1.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $1.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Total expenses decreased $725.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $1,168.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in total expenses for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Total Expenses, June 30, 2021	$1,451.0	$2,736.2
Increases (Decreases):
Decrease in total compensation and benefits	(746.6)	(1,209.4)
Increase in general, administrative and other expenses	22.6	37.2
Increase in interest	1.4	6.2
Decrease in interest and other expenses of Consolidated Funds	(5.9)	(5.5)
Increase in other non-operating expense	3.3	3.0
Total decrease	(725.2)	(1,168.5)
Total Expenses, June 30, 2022	$725.8	$1,567.7
Total Compensation and Benefits. Total compensation and benefits decreased $746.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $1.2 billion for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Increase in cash-based compensation and benefits	$42.2	$68.0
(Decrease) increase in equity-based compensation	(1.8)	5.5
Decrease in performance allocations and incentive fee related compensation	(787.0)	(1,282.9)
Decrease in total compensation and benefits	$(746.6)	$(1,209.4)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $42.2 million, or 18.2%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $68.0 million, or 14.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Increase in headcount and bonuses	$33.3	$48.3
Increase in compensation expense associated with contingent earn-out payments (1)	8.9	19.7
Total increase in cash-based compensation and benefits	$42.2	$68.0

(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $53.6 million through June 30, 2022. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, decreased $1.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $5.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in equity-based compensation during the six months ended June 30, 2022 was primarily driven by accruals on the long-term strategic restricted stock units which were granted in February 2021 to certain senior professionals, as well as increased accruals on annual performance-based restricted stock units and a new market-based CEO award. The majority of the 7.1 million long-term strategic restricted stock units granted in 2021 are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year, and as such we expect equity-based compensation expense will be higher in the coming years than it has been in prior years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $787.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $1,282.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 61% and 48% for the three months ended June 30, 2022 and 2021, respectively and 55% and 48% for the six months ended June 30, 2022 and 2021, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
General, Administrative and Other Expenses. General, administrative and other expenses increased $22.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $37.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Right-of-use asset impairment(1)	$(26.8)	$(26.8)
Higher intangible asset amortization(2)	26.4	32.0
Higher depreciation and amortization	0.6	1.1
Higher professional fees	13.6	19.8
Higher external fundraising costs	2.2	3.4
Higher travel and conference expenses	6.9	8.9
Foreign exchange adjustments(3)	(12.6)	(25.1)
Higher IT and other office expenses	3.6	8.5
Other changes(4)	8.7	15.4
Total increase in general, administrative and other expenses	$22.6	$37.2
(1) In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge during the three and six months ended June 30, 2021.
(2) Intangible asset amortization increases for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 are primarily related to the CBAM acquisition. See Note 4 to our unaudited condensed consolidated financial statements.
(3) Foreign exchange adjustments for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 are primarily driven by the remeasurement of our EUR CLO investments to GBP at one of our UK subsidiaries.
(4) The three and six months ended June 30, 2022 include $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Interest. Interest increased $1.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $6.2 million for the six months ended June 30, 2022 as compared to six months ended June 30, 2021 primarily due to interest accrued on the Subordinated Notes issued in May 2021.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $5.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $5.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to lower interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Income (Loss) of Consolidated Funds. For the three months ended June 30, 2022, net investment losses of Consolidated Funds were $23.5 million as compared to net investment losses of $2.6 million for the three months ended June 30, 2021 For the six months ended June 30, 2022, net investment losses of Consolidated Funds were $20.7 million as compared to net investment income of $9.7 million for the six months ended June 30, 2021. For both the three and six months ended June 30, 2022 and 2021, net investment income (loss) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized gains (losses)	$(6.5)	$12.5	$(3.8)	$17.2
Net change in unrealized gains (losses)	(198.2)	1.0	(244.3)	85.6
Total gains (losses)	(204.7)	13.5	(248.1)	102.8
Gains (losses) from liabilities of CLOs	181.2	(16.1)	227.4	(93.1)
Total net investment gains (losses) of Consolidated Funds	$(23.5)	$(2.6)	$(20.7)	$9.7

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $50.8 million and $306.2 million for the three months ended June 30, 2022 and 2021, respectively, and $198.7 million and $579.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 17% and 24% for the three months ended June 30, 2022 and 2021, respectively, and 19% and 24% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, the impact of which was greater during the six months ended June 30, 2022 due to a larger number of vested units and a higher share price. The effective tax rate for the six months ended June 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes as well as the use of foreign tax credits. As of June 30, 2022 and December 31, 2021, the Company had federal, state, local and foreign taxes payable of $32.8 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $3.5 million for the three months ended June 30, 2022 as compared to net income of $21.5 million for the three months ended June 30, 2021. Net income attributable to non-controlling interests in consolidated entities was $26.7 million for the six months ended June 30, 2022 as compared to net income of $43.1 million for the six months ended June 30, 2021. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $245.4 million for the three months ended June 30, 2022 as compared to $925.0 million for the three months ended June 30, 2021. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $817.0 million for the six months ended June 30, 2022, a $1.0 billion decrease from net income of $1.8 billion for the six months ended June 30, 2021.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and six months ended June 30, 2022 and 2021. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
Beginning with the first quarter of 2022, we began disclosing fee related performance revenues as a separate line item in our Non-GAAP results. Fee related performance revenues are the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback. Previously, these amounts were included as a component of fund management fees. Beginning in 2022, our Core Plus real estate fund, CPI, began to realize recurring fee related performance revenues. Realized net performance revenues for CPI were immaterial in prior periods.
The following table shows our total segment DE and FRE for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total Segment Revenues	$1,161.2	$919.0	$1,940.7	$1,531.5
Total Segment Expenses	632.4	523.6	1,109.1	921.2
Distributable Earnings	$528.8	$395.4	$831.6	$610.3
(-) Realized Net Performance Revenues	270.9	237.4	388.9	313.4
(-) Realized Principal Investment Income	43.8	37.8	70.1	67.8
(+) Net Interest	22.3	23.0	47.1	43.1
(=) Fee Related Earnings	$236.4	$143.2	$419.7	$272.2
The following table sets forth our total segment revenues for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$516.2	$399.4	$970.4	$782.2
Portfolio advisory and transaction fees, net and other	42.2	15.6	58.4	35.3
Fee related performance revenues	35.1	10.4	79.6	19.8
Total fund level fee revenues	593.5	425.4	1,108.4	837.3
Realized performance revenues	519.9	454.0	756.2	622.4
Realized principal investment income	43.8	37.8	70.1	67.8
Interest income	4.0	1.8	6.0	4.0
Total Segment Revenues	$1,161.2	$919.0	$1,940.7	$1,531.5

The following table sets forth our total segment expenses for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$259.7	$217.4	$505.5	$429.6
Realized performance revenue related compensation	249.0	216.6	367.3	309.0
Total compensation and benefits	508.7	434.0	872.8	738.6
General, administrative, and other indirect expenses	87.9	55.6	164.2	117.2
Depreciation and amortization expense	9.5	9.2	19.0	18.3
Interest expense	26.3	24.8	53.1	47.1
Total Segment Expenses	$632.4	$523.6	$1,109.1	$921.2
Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$299.7	$1,252.7	$1,042.4	$2,417.0
Adjustments:
Net unrealized performance and fee related performance revenues	(70.8)	(844.0)	(537.4)	(1,690.4)
Unrealized principal investment (income) loss	27.1	(78.8)	3.4	(210.1)
Principal investment loss from dilution of indirect investment in Fortitude	176.9	—	176.9	—
Equity-based compensation(1)	48.3	50.3	89.0	85.2
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	53.4	11.3	82.5	30.3
Tax expense associated with certain foreign performance revenues	—	(3.4)	(0.8)	(9.4)
Net income attributable to non-controlling interests in consolidated entities	(3.5)	(21.5)	(26.7)	(43.1)
Right-of-use asset impairment	—	26.8	—	26.8
Other adjustments including severance	(2.3)	2.0	2.3	4.0
(=) Distributable Earnings	$528.8	$395.4	$831.6	$610.3
(-) Realized net performance revenues(2)	270.9	237.4	388.9	313.4
(-) Realized principal investment income(2)	43.8	37.8	70.1	67.8
(+) Net interest	22.3	23.0	47.1	43.1
(=) Fee Related Earnings	$236.4	$143.2	$419.7	$272.2

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$337.9	$182.0	$519.9
Performance revenues related compensation expense	207.0	42.0	249.0
Net performance revenues	$130.9	$140.0	$270.9

Principal investment income (loss)	$56.7	$(12.9)	$43.8

	Six Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,048.1	$(291.9)	$756.2
Performance revenues related compensation expense	577.7	(210.4)	367.3
Net performance revenues	$470.4	$(81.5)	$388.9

Principal investment income (loss)	$376.3	$(306.2)	$70.1

	Three Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,080.7	$(1,626.7)	$454.0
Performance revenues related compensation expense	994.0	(777.4)	216.6
Net performance revenues	$1,086.7	$(849.3)	$237.4

Principal investment income (loss)	$137.7	$(99.9)	$37.8

	Six Months Ended June 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$3,866.8	$(3,244.4)	$622.4
Performance revenues related compensation expense	1,860.6	(1,551.6)	309.0
Net performance revenues	$2,006.2	$(1,692.8)	$313.4

Principal investment income (loss)	$316.8	$(249.0)	$67.8
(3) Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude (see Note 6 to our unaudited condensed consolidated financial statements).

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$425.7	$337.6	$669.8	$515.8
Global Credit	86.3	29.6	121.9	52.7
Global Investment Solutions	16.8	28.2	39.9	41.8
Distributable Earnings	$528.8	$395.4	$831.6	$610.3
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$337.0	$263.4	$641.2	$523.6
Portfolio advisory and transaction fees, net and other	7.5	6.2	13.6	16.8
Fee related performance revenues	22.3	—	52.9	—
Total fund level fee revenues	366.8	269.6	707.7	540.4
Realized performance revenues	473.8	428.9	673.7	563.0
Realized principal investment income	34.2	24.0	48.4	47.7
Interest income	1.2	0.5	1.6	0.7
Total revenues	876.0	723.0	1,431.4	1,151.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	154.2	133.6	307.2	262.7
Realized performance revenues related compensation	214.5	193.6	305.2	253.8
Total compensation and benefits	368.7	327.2	612.4	516.5
General, administrative, and other indirect expenses	59.3	36.4	104.8	77.8
Depreciation and amortization expense	6.3	6.1	12.6	12.2
Interest expense	16.0	15.7	31.8	29.5
Total expenses	450.3	385.4	761.6	636.0
Distributable Earnings	$425.7	$337.6	$669.8	$515.8
(-) Realized Net Performance Revenues	259.3	235.3	368.5	309.2
(-) Realized Principal Investment Income	34.2	24.0	48.4	47.7
(+) Net Interest	14.8	15.2	30.2	28.8
(=) Fee Related Earnings	$147.0	$93.5	$283.1	$187.7

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 and Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Distributable Earnings
Distributable Earnings increased $88.1 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $154.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2021	$337.6	$515.8
Increases (decreases):
Increase in fee related earnings	53.5	95.4
Increase in realized net performance revenues	24.0	59.3
Increase in realized principal investment income	10.2	0.7
Decrease (increase) in net interest	0.4	(1.4)
Total increase	88.1	154.0
Distributable Earnings, June 30, 2022	$425.7	$669.8

Realized Net Performance Revenues. Realized net performance revenues increased $24.0 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $59.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30,		Six Months Ended June 30,
2022	2021	2022	2021
CP VI	CP VI	CP VI	CP VI
CEP IV	CAP IV	CJP III	CAP IV
CAP IV	CRP V	CEP IV	CRP V
CRP VIII	CRP VII	CRP VIII	CGFSP II
CEOF II	CRP VIII	CEOF II	CRP VII
		CAP IV	CRP VIII
CJP III

Realized Principal Investment Income. Realized principal investment income was $34.2 million for the three months ended June 30, 2022 as compared to realized investment income of $24.0 million for the three months ended June 30, 2021. Realized principal investment income was $48.4 million for the six months ended June 30, 2022 as compared to realized principal investment income of $47.7 million for the six months ended June 30, 2021. Realized principal investment income for the three and six months ended June 30, 2022 was primarily driven by our U.S., Europe and Asia buyout funds, as well as our Global Partners fund.

Fee Related Earnings
Fee Related Earnings increased $53.5 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $95.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2021	$93.5	$187.7
Increases (decreases):
Increase in fee revenues	97.2	167.3
Increase in cash-based compensation and benefits	(20.6)	(44.5)
Increase in general, administrative and other indirect expenses	(22.9)	(27.0)
All other changes	(0.2)	(0.4)
Total increase	53.5	95.4
Fee Related Earnings, June 30, 2022	$147.0	$283.1
Fee Revenues. Total fee revenues increased $97.2 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $167.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Higher fund management fees	$73.6	$117.6
Higher (lower) portfolio advisory and transaction fees, net and other	1.3	(3.2)
Higher fee related performance revenues	22.3	52.9
Total increase in fee revenues	$97.2	$167.3
The increase in fund management fees for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the activation of management fees on CETP V in the current year and CP VIII, CRP IX, CP Growth and CAP Growth II in the second half of the prior year, as well as investment activity in CPI, on which management fees are based on invested capital. The three and six months ended June 30, 2022 also benefited from catch-up management fees of $18.8 million and $9.2 million, respectively, primarily related to CP VIII. These increases were partially offset by basis step-downs in CP VII and CRP VIII, as well as investment realizations in CP VI, on which management fees are based on invested capital.
Portfolio advisory and transaction fees, net and other increased for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Portfolio advisory and transaction fees, net and other during the three and six months ended June 30, 2022 were primarily driven by portfolio fees generated across our corporate private equity portfolio.
The increase in fee related performance revenues for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was driven by CPI, which began to realize recurring fee related performance revenue during the first quarter of 2022. We expect a lower level of fee related performance revenues in the second half of 2022.
The total weighted-average management fee rates as of June 30, 2022 and 2021 were 1.31% and 1.25%, respectively. The increase was largely attributable to new fee-paying capital raised in CP VIII which has a higher effective fee rate than the segment average. Fee-earning assets under management were $105.6 billion and $90.5 billion as of June 30, 2022 and 2021, respectively, an increase of $15.1 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $20.6 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $44.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased headcount as well as compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation) of $10.7 million and $25.3 million for the three and six months ended June 30, 2022, respectively.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $22.9 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 and increased $27.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased professional fees, travel and entertainment expenses and external costs associated with fundraising activities. General, administrative and other indirect expenses for the three months ended June 30, 2022 also include $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2022	2021
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$53,552	$54,502
Fee-earning AUM based on invested capital	41,777	29,406
Fee-earning AUM based on net asset value	5,371	3,817
Fee-earning AUM based on lower of cost or fair value	4,935	2,752
Total Fee-earning AUM	$105,635	$90,477
Weighted Average Management Fee Rates (2)
All Funds	1.31%	1.25%
Funds in Investment Period	1.39%	1.37%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$106,665	$90,559	$104,252	$91,571
Inflows (1)	3,770	966	7,286	1,602
Outflows (including realizations) (2)	(3,796)	(1,493)	(4,567)	(2,476)
Market Activity & Other (3)	53	316	193	412
Foreign Exchange (4)	(1,057)	129	(1,529)	(632)
Balance, End of Period	$105,635	$90,477	$105,635	$90,477
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
Fee-earning AUM was $105.6 billion at June 30, 2022, a decrease of $1.1 billion, or approximately 1%, compared to $106.7 billion at March 31, 2022. The decrease was driven by realizations of $3.8 billion in funds which charge fees based on invested capital and $1.1 billion in negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD. This was partially offset by $3.8 billion of inflows primarily from additional fee-earning capital raised in CP VIII and CETP V. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM at June 30, 2022 increased $1.3 billion, or approximately 1%, from $104.3 billion at December 31, 2021. The increase was driven by inflows of $7.3 billion from new fee-paying commitments raised in CETP V and CP VIII, as well as capital deployment in CPI. This was partially offset by realizations of $4.6 billion in funds which charge fees based on invested capital and $1.5 billion in negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD.
Fee-earning AUM at June 30, 2022 increased $15.1 billion, or approximately 17%, from $90.5 billion at June 30, 2021. The increase was driven by inflows of $30.3 billion primarily from new fee-paying commitments raised in CP VIII, CRP IX, CETP V, CP Growth, and CAP Growth II, as well as capital deployment in funds which charge fees based on invested capital or net asset value such as CPI. This was partially offset by outflows of $13.0 billion primarily due to realizations in funds which charge fees based on invested capital, as well as $2.2 billion in negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD.
Total AUM as of and for the Three and Six Months Ended June 30, 2022
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$169,086	$162,117
Inflows (1)	4,116	7,217
Outflows (including realizations) (2)	(6,904)	(9,271)
Market Activity & Other (3)	2,563	9,531
Foreign Exchange (4)	(1,676)	(2,409)
Balance, End of Period	$167,185	$167,185
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

Total AUM was $167.2 billion at June 30, 2022, a decrease of $1.9 billion, or approximately 1%, compared to $169.1 billion as of March 31, 2022. Driving the decrease were outflows of $6.9 billion primarily from distributions of investment proceeds in our U.S. Buyout, Asia Buyout, and Japan Buyout funds, as well as $1.7 billion of negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD. This was partially offset by $4.1 billion of inflows, largely attributable to additional capital raised in CP VIII and CETP V. The increase was also driven by overall segment appreciation of $2.6 billion for the period, including appreciation of $1.0 billion in NGP XI, $0.7 billion in CETP IV, $0.5 billion in NGP XII, and $0.3 billion in CEP V, partially offset by $1.9 billion of depreciation in CP VI.
Total AUM at June 30, 2022 increased $5.1 billion, or approximately 3%, from $162.1 billion as of December 31, 2021. Driving the increase were $7.2 billion of inflows, largely attributable to additional capital raised in CETP V and CP VIII. The increase was also driven by overall segment appreciation of $9.5 billion for the period, including appreciation of $2.0 billion in NGP XI, $1.3 billion in NGP XII, $1.0 billion in CRP VIII, and $0.8 billion in CETP IV, partially offset by $2.0 billion of depreciation in CP VI. These increases were partially offset by outflows of $9.3 billion primarily from distributions of investment proceeds in our U.S. Buyout, Asia Buyout, U.S. Real Estate, Japan Buyout, and Europe Buyout funds, as well as $2.4 billion of negative foreign exchange activity from the translation of our EUR and JPY-denominated funds’ AUM to USD.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of June 30, 2022						As of June 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$13,586	$4,199	31%	$1	$4,363	1.0x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$16,712	90%	$605	$21,856	1.3x	18%	10%	$433	$563	1.6x	26%
CP VI (May 2013 / May 2018)	$13,000	$13,135	101%	$21,363	$9,548	2.4x	21%	16%	$698	$24,788	2.6x	23%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,108	$1,608	2.2x	18%	14%	$143	$27,162	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,416	€4,561	71%	€185	€5,810	1.3x	25%	13%	$101	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,758	102%	€4,205	€2,950	1.9x	18%	12%	$261	€4,130	2.3x	25%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,708	€53	2.3x	19%	14%	$5	€11,643	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$4,593	70%	$1,190	$5,030	1.4x	31%	15%	$112	$901	1.8x	144%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$5,269	$2,744	2.0x	18%	13%	$257	$6,001	2.8x	27%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,890	$213	2.0x	17%	12%	$22	$4,890	2.0x	18%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥100,468	39%	¥—	¥133,794	1.3x	105%	43%	$14	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥184,670	¥45,639	2.5x	23%	16%	$21	¥182,269	3.9x	33%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$878	87%	$340	$1,628	2.2x	47%	34%	$98	$760	6.1x	60%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,602	$753	2.5x	27%	20%	$61	$1,600	2.3x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,101	$333	30%	$—	$340	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,332	97%	$2,252	$2,091	1.9x	20%	14%	$137	$2,399	3.8x	55%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,544	$298	1.6x	12%	8%	$46	$1,382	1.7x	20%
CETP V (Mar 2022 / Jun 2028)	€2,405	€—	n/a	€—	€—	n/a	n/a	n/a	$—	€—	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,172	87%	€—	€2,535	2.2x	76%	54%	$126	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,181	€693	3.1x	43%	31%	$49	€1,181	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$1	$1,006	1.0x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,050	85%	$990	$3,371	1.4x	8%	6%	$68	$1,132	2.4x	20%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$93	1.3x	6%	1%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$736	95%	$485	$359	1.1x	2%	Neg	$—	$638	1.3x	2%
All Other Active Funds & Vehicles(10)		$20,876	n/a	$21,558	$13,914	1.7x	18%	13%	$79	$21,760	2.2x	24%
Fully Realized Funds & Vehicles(11)		$24,119	n/a	$60,359	$—	2.5x	28%	21%	$9	$60,359	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$132,264	n/a	$170,155	$83,158	1.9x	26%	18%	$2,740	$174,572	2.4x	27%

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of June 30, 2022						As of June 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)

Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$809	10%	$—	$862	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,737	86%	$3,348	$4,879	1.7x	55%	34%	$210	$3,421	2.0x	53%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,755	90%	$4,742	$1,617	1.7x	19%	12%	$74	$4,703	1.8x	23%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,158	92%	$3,767	$158	1.8x	27%	18%	$5	$3,594	2.0x	31%
CPI (May 2016 / n/a)	$6,428	$5,511	86%	$1,697	$6,337	1.5x	22%	20%	n/a*	$1,054	1.8x	7%
All Other Active Funds & Vehicles(14)		$10,315	n/a	$13,740	$2,652	1.6x	9%	6%	$25	$13,365	1.6x	10%
Fully Realized Funds & Vehicles(15)		$5,003	n/a	$6,740	$5	1.3x	13%	7%	$—	$6,745	1.3x	14%
TOTAL REAL ESTATE(13)		$32,288	n/a	$34,032	$16,509	1.6x	13%	9%	$313	$32,880	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$364	$1,155	1.5x	53%	26%	$31	$604	2.5x	NM
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,363	95%	$1,302	$3,158	1.9x	20%	12%	$168	$1,767	2.7x	24%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,504	99%	$737	$1,657	1.6x	15%	9%	$70	$365	4.1x	76%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,586	72%	$275	$1,715	1.3x	26%	9%	$23	$257	1.3x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,278	$2,639	62%	$518	$4,209	1.8x	22%	18%	$154	$578	3.1x	27%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$2,992	$5,633	1.7x	14%	11%	$273	$4,371	1.9x	33%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,217	$502	1.1x	3%	Neg	$—	$3,106	1.2x	5%
All Other Active Funds & Vehicles(17)		$3,601	n/a	$1,912	$3,738	1.6x	16%	14%	$20	$2,128	2.5x	29%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES		$22,221	n/a	$12,753	$21,768	1.6x	12%	9%	$739	$14,611	1.7x	14%

Legacy Energy Funds(16)		$16,741	n/a	$23,964	$127	1.4x	12%	6%	$(4)	$23,579	1.5x	14%
*Net accrued fee related performance revenues for CPI of $64 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
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
(10)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CEP II, CVP II, MENA, CCI, CSSAF I, CPF, CAP Growth I, CAP Growth II, and CBPF II.
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
(14)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR, CER I, CER II, CRP IV, CRP V and CEREP III.
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
(20)All amounts shown represent total capital commitments as of June 30, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$123.7	$75.7	$217.4	$146.3
Portfolio advisory and transaction fees, net and other	34.7	9.4	44.8	18.2
Fee related performance revenues	12.8	10.4	26.7	19.8
Total fund level fee revenues	171.2	95.5	288.9	184.3
Realized performance revenues	19.9	—	33.6	0.1
Realized principal investment income	8.7	9.8	19.0	15.7
Interest income	2.6	1.2	4.1	3.2
Total revenues	202.4	106.5	345.6	203.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	77.1	55.6	144.3	109.3
Realized performance revenues related compensation	9.4	—	16.1	—
Total compensation and benefits	86.5	55.6	160.4	109.3
General, administrative, and other indirect expenses	20.3	13.0	43.8	24.8
Depreciation and amortization expense	1.9	2.0	3.9	3.9
Interest expense	7.4	6.3	15.6	12.6
Total expenses	116.1	76.9	223.7	150.6
(=) Distributable Earnings	$86.3	$29.6	$121.9	$52.7
(-) Realized Net Performance Revenues	10.5	—	17.5	0.1
(-) Realized Principal Investment Income	8.7	9.8	19.0	15.7
(+) Net Interest	4.8	5.1	11.5	9.4
(=) Fee Related Earnings	$71.9	$24.9	$96.9	$46.3

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 and Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Distributable Earnings
Distributable Earnings increased $56.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $69.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2021	$29.6	$52.7
Increases (decreases):
Increase in fee related earnings	47.0	50.6
Increase in realized net performance revenues	10.5	17.4
(Decrease) increase in realized principal investment income	(1.1)	3.3
Decrease (increase) in net interest	0.3	(2.1)
Total increase	56.7	69.2
Distributable Earnings, June 30, 2022	$86.3	$121.9
Realized Net Performance Revenues. Realized net performance revenues increased $10.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $17.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to realized net performance revenues generated by CCOF I, partially offset by the realization of a $5.9 million net giveback obligation for CSP III in the six months ended June 30, 2022.
Realized Principal Investment Income. Realized principal investment income decreased $1.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and increased $3.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Realized principal investment income for the three and six months ended June 30, 2022 was primarily driven by our U.S. and Europe CLOs and our Credit Opportunities funds.
Fee Related Earnings
Fee Related Earnings increased $47.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $50.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2021	$24.9	$46.3
Increases (decreases):
Increase in fee revenues	75.7	104.6
Increase in cash-based compensation and benefits	(21.5)	(35.0)
Increase in general, administrative and other indirect expenses	(7.3)	(19.0)
All other changes	0.1	—
Total increase	47.0	50.6
Fee Related Earnings, June 30, 2022	$71.9	$96.9

Fee Revenues. Fee revenues increased $75.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $104.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 v. 2021
	(Dollars in millions)
Higher fund management fees	$48.0	$71.1
Higher portfolio advisory and transaction fees, net and other	25.3	26.6
Higher fee related performance revenues	2.4	6.9
Total increase in fee revenues	$75.7	$104.6
The increase in fund management fees for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily driven by fees earned under the strategic advisory services agreement which was executed with Fortitude on April 1, 2022 and management fees on the CBAM portfolio, as well as investment activity at CCOF II which charges fees based on invested capital, the issuance of U.S. CLOs over the last twelve months, and growth in our Interval Fund.
The increase in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily driven by transaction fees in our insurance and aviation strategies, as well as an increase in capital markets fees, which vary with activity levels in a given period.
The increase in fee related performance revenues for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was due to higher fee related performance revenues from our Interval Fund and business development companies.
The weighted average management fee rate on our carry funds decreased from 1.24% at June 30, 2021 to 1.08% at June 30, 2022. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and have a lower fee rate, including separately managed accounts.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $21.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $35.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased headcount, as well as an increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation) of $1.1 million and $3.1 million for three and six months ended June 30, 2022 as compared to three and six months ended June 30, 2021, respectively.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $7.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $19.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher professional fees and travel and entertainment expenses, as well as increases in rent and other general expenses.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2022	2021
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$4,466	$2,758
Fee-earning AUM based on invested capital	11,432	8,025
Fee-earning AUM based on collateral balances, at par	43,796	28,111
Fee-earning AUM based on net asset value	2,162	1,645
Fee-earning AUM based on fair value and other (2)	54,511	5,346
Total Fee-earning AUM	$116,367	$45,885
Weighted Average Management Fee Rates (3)
Global Credit Carry Funds	1.08%	1.24%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$67,250	$43,286	$51,718	$42,133
Inflows (1)	53,253	3,244	70,577	5,938
Outflows (including realizations) (2)	(3,726)	(955)	(5,259)	(2,276)
Market Activity & Other (3)	162	247	166	369
Foreign Exchange (4)	(572)	63	(835)	(279)
Balance, End of Period	$116,367	$45,885	$116,367	$45,885
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three and six months ended June 30, 2022 include Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022. As of June 30, 2022, Fee-earning AUM associated with the strategic advisory services agreement was $48 billion. Inflows for the six months ended June 30, 2022 include $14 billion of Fee-earning AUM acquired in the CBAM transaction in March 2022.
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
Fee-earning AUM was $116.4 billion at June 30, 2022, an increase of $49.1 billion, or approximately 73%, compared to $67.3 billion at March 31, 2022. This increase was driven by inflows of $53.3 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022, as well as the activation of fees in a new Aviation SMA, the closing of our two latest vintage U.S. CLOs, and investment activity in CCOF II. This was partially offset by outflows of $3.7 billion primarily due to reductions for funds that are no longer calling for management fees, runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM at June 30, 2022 increased $64.7 billion, or approximately 125%, compared to $51.7 billion at December 31, 2021. This increase was driven by inflows of $70.6 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and Fee-earning AUM acquired in the CBAM transaction in March 2022, as well as investment activity in CCOF II, the activation of fees in a new Aviation SMA, and the closing of our two latest vintage U.S. CLOs and our latest vintage Euro CLO. This was partially offset by outflows of $5.3 billion primarily due to reductions for funds that are no longer calling for management fees, runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital.
Fee-earning AUM at June 30, 2022 increased $70.5 billion, or approximately 154%, compared to $45.9 billion at June 30, 2021. The increase was driven by inflows of $77.7 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and Fee-earning AUM acquired in the CBAM transaction in March 2022, as well as the closing of nine new U.S. and two new Euro CLOs, the activation of fees in various cross-platform SMAs, and capital invested in CCOF II. Also driving the increase was $1.3 billion in portfolio appreciation. This was partially offset by outflows of $7.3 billion primarily due to runoff of our CLO collateral balances and realizations in other funds with fees tied to invested capital.
Total AUM as of and for the Three and Six Months Ended June 30, 2022.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$90,814	$73,384
Inflows (1)	52,218	71,549
Outflows (including realizations) (2)	(1,130)	(2,592)
Market Activity & Other (3)	1,686	1,524
Foreign Exchange (4)	(598)	(875)
Balance, End of Period	$142,990	$142,990
(1)    Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three and six months ended June 30, 2022 include Total AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022. As of June 30, 2022, Total AUM associated with the strategic advisory services agreement was $48 billion. Inflows for the six months ended June 30, 2022 include $15 billion of Total AUM acquired in the CBAM transaction in March 2022.
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

Total AUM was $143.0 billion at June 30, 2022, an increase of $52.2 billion, or approximately 57%, compared to $90.8 billion at March 31, 2022. The increase was driven by $52.2 billion of inflows primarily from AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and portfolio appreciation of $1.7 billion, partially offset by $1.1 billion of outflows primarily due to runoff of CLO and other collateral balances and distributions in our carry funds.
Total AUM at June 30, 2022 increased $69.6 billion, or approximately 95%, compared to $73.4 billion at December 31, 2021. The increase was driven by $71.5 billion of inflows primarily from AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and AUM acquired in the CBAM transaction in March 2022, as well as portfolio appreciation of $1.5 billion. This was partially offset by $2.6 billion of outflows primarily due to runoff of CLO and other collateral balances and distributions in our carry funds.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2022, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$977	$2,198	1.3x	16%	8%	$9
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$919	$59	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$66	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$4,425	$3,198	72%	$181	$3,232	1.1x	16%	10%	$15
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,416	144%	$2,120	$2,200	1.3x	20%	14%	$49
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,712	61%	$1,204	$953	1.3x	8%	4%	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$961	$154	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$1,529	$119	1.3x	16%	12%	$32
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,190	$92	1.3x	19%	11%	$11
All Other Active Funds & Vehicles(9)		$5,621	n/a	$1,231	$4,057	0.9x	NM	NM	$3
Fully Realized Funds & Vehicles(10)		$1,944	n/a	$2,783	$1	1.4x	13%	8%	$—
TOTAL GLOBAL CREDIT		$24,346	n/a	$15,527	$13,130	1.2x	10%	5%	$126
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CALF, and CICF.
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
(12)All amounts shown represent total capital commitments as of June 30, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$55.5	$60.3	$111.8	$112.3
Portfolio advisory and transaction fees, net and other	—	—	—	0.3
Total fund level fee revenues	55.5	60.3	111.8	112.6
Realized performance revenues	26.2	25.1	48.9	59.3
Realized principal investment income	0.9	4.0	2.7	4.4
Interest income	0.2	0.1	0.3	0.1
Total revenues	82.8	89.5	163.7	176.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	28.4	28.2	54.0	57.6
Realized performance revenues related compensation	25.1	23.0	46.0	55.2
Total compensation and benefits	53.5	51.2	100.0	112.8
General, administrative, and other indirect expenses	8.3	6.2	15.6	14.6
Depreciation and amortization expense	1.3	1.1	2.5	2.2
Interest expense	2.9	2.8	5.7	5.0
Total expenses	66.0	61.3	123.8	134.6
(=) Distributable Earnings	$16.8	$28.2	$39.9	$41.8
(-) Realized Net Performance Revenues	1.1	2.1	2.9	4.1
(-) Realized Principal Investment Income	0.9	4.0	2.7	4.4
(+) Net Interest	2.7	2.7	5.4	4.9
(=) Fee Related Earnings	$17.5	$24.8	$39.7	$38.2
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE in periods prior to the sale were immaterial to the Investment Solutions segment. The $5.0 million gain on the sale and the $26.8 million right-of-use asset impairment, as a result of the sublease transaction (see Note 10), are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S.GAAP financial statements.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 and Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Distributable Earnings
Distributable Earnings decreased $11.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $1.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Distributable Earnings, June 30, 2021	$28.2	$41.8
Increases (decreases):
(Decrease) increase in fee related earnings	(7.3)	1.5
Decrease in realized net performance revenues	(1.0)	(1.2)
Decrease in realized principal investment income	(3.1)	(1.7)
Increase in net interest	—	(0.5)
Total decrease	(11.4)	(1.9)
Distributable Earnings, June 30, 2022	$16.8	$39.9
Global Investment Solutions had realized performance revenues of $48.9 million during the six months ended June 30, 2022. However, these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $2.9 million during the six months ended June 30, 2022.
Realized Principal Investment Income. Realized principal investment income decreased $3.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and decreased $1.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decreases were primarily due to lower realized gains on investments in our secondary funds.
Fee Related Earnings
Fee Related Earnings decreased $7.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $1.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in millions)
Fee Related Earnings, June 30, 2021	$24.8	$38.2
Increases (decreases):
Decrease in fee revenues	(4.8)	(0.8)
(Increase) decrease in cash-based compensation and benefits	(0.2)	3.6
Increase in general, administrative and other indirect expenses	(2.1)	(1.0)
All other changes	(0.2)	(0.3)
Total (decrease) increase	(7.3)	1.5
Fee Related Earnings, June 30, 2022	$17.5	$39.7

Fee Revenues. Total fee revenues decreased $4.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and decreased $0.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to the impact of foreign currency translation on management fees denominated in Euro. The six months ended June 30, 2022 benefited from increased management fees from our latest co-investment fund which activated fees in April 2021, the impact of which was partially offset by the decrease in management fees resulting from the sale of MRE in April 2021.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $3.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a decrease in headcount resulting from the sale of MRE in April 2021.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $2.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $1.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased professional fees and travel and entertainment expenses, partially offset by lower external costs associated with fundraising activities.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2022	2021
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$19,344	$18,978
Fee-earning AUM based on invested capital (2)	4,673	3,470
Fee-earning AUM based on net asset value	3,805	3,473
Fee-earning AUM based on lower of cost or fair market value	9,731	12,573
Total Fee-earning AUM	$37,553	$38,494
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,145	$39,287	$37,449	$36,398
Inflows (1)	1,868	1,882	3,170	6,511
Outflows (including realizations) (2)	(691)	(3,323)	(1,683)	(4,593)
Market Activity & Other (3)	630	515	774	805
Foreign Exchange (4)	(1,399)	133	(2,157)	(627)
Balance, End of Period	$37,553	$38,494	$37,553	$38,494
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
Fee-earning AUM was $37.6 billion at June 30, 2022, an increase of $0.5 billion, or approximately 1%, compared to $37.1 billion at March 31, 2022. The increase was driven by inflows of $1.9 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $0.6 billion. This was offset by outflows of $0.7 billion from realizations in our AlpInvest carry funds as well as $1.4 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM at June 30, 2022 increased $0.2 billion from $37.4 billion at December 31, 2021. This was driven by inflows of $3.2 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $0.8 billion. The increase was offset by outflows of $1.7 billion from realizations in our AlpInvest carry funds and $2.2 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD.
Fee-earning AUM at June 30, 2022 decreased $0.9 billion, or approximately 2%, compared to $38.5 billion at June 30, 2021. This was driven by outflows of $5.2 billion from realizations in our AlpInvest carry funds, as well as $3.0 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD. This decrease was partially offset by inflows of $5.2 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $2.0 billion.
Total AUM as of and for the Three and Six Months Ended June 30, 2022
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$65,266	$65,456
Inflows (1)	2,108	3,425
Outflows (including realizations) (2)	(1,429)	(4,157)
Market Activity & Other (3)	3,033	5,567
Foreign Exchange (4)	(2,740)	(4,053)
Balance, End of Period	$66,238	$66,238
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to June 30, 2022.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $66.2 billion at June 30, 2022, an increase of $0.9 billion, or approximately 1%, compared to $65.3 billion at March 31, 2022. The increase was driven by $3.0 billion of market appreciation and inflows of $2.1 billion related to fundraising. This was offset by outflows of $1.4 billion from distributions in our carry funds and negative foreign exchange activity of $2.7 billion from the translation of our EUR-denominated AUM to USD.
Total AUM was at June 30, 2022 increased $0.7 billion, or approximately 1%, compared to $65.5 billion at December 31, 2021. The increase was driven by $5.6 billion of market appreciation and inflows of $3.4 billion related to fundraising. This was offset by outflows of $4.2 billion from distributions in our carry funds and negative foreign exchange activity of $4.1 billion from the translation of our EUR-denominated AUM to USD.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Dollars in millions)			TOTAL INVESTMENTS
			As of June 30, 2022
Global Investment Solutions (1)(8)(13)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
			(Reported in Local Currency, in Millions)
Main Fund VI - Fund Investments	2015	€1,106	€1,125	€1,032	€1,416	€2,448	2.2x	27%	26%	$4
Main Fund V - Fund Investments	2012	€5,080	€5,989	€7,292	€5,988	€13,280	2.2x	21%	20%	$22
Main Fund IV - Fund Investments	2009	€4,877	€5,855	€9,622	€3,252	€12,874	2.2x	18%	18%	$1
Main Fund III - Fund Investments	2005	€11,500	€13,909	€22,040	€2,296	€24,335	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€5,151	€8,091	€249	€8,340	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,547	€7,474	€56	€7,531	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,649	$3,675	$718	$4,049	$4,768	1.3x	NM	NM	$44
AlpInvest Secondaries Fund VII	2020	$6,769	$2,702	$513	$2,985	$3,498	1.3x	NM	NM	$31
Main Fund VI - Secondary Investments	2017	$6,017	$5,189	$2,937	$5,178	$8,115	1.6x	18%	16%	$82
AlpInvest Secondaries Fund VI	2017	$3,333	$2,906	$1,597	$2,923	$4,520	1.6x	19%	15%	$53
Main Fund V - Secondary Investments	2011	€4,273	€4,555	€7,084	€1,416	€8,500	1.9x	21%	20%	$33
AlpInvest Secondaries Fund V	2012	$756	$642	$865	$286	$1,150	1.8x	19%	15%	$18
Main Fund IV - Secondary Investments	2010	€1,859	€2,067	€3,470	€109	€3,579	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,528	€3,838	€40	€3,879	1.5x	11%	10%	$—
Main Fund VIII - Co-Investments	2021	$3,980	$2,103	$25	$2,276	$2,301	1.1x	20%	13%	$5
AlpInvest Co-Investment Fund VIII	2021	$3,614	$1,937	$23	$2,102	$2,126	1.1x	20%	13%	$4
Main Fund VII - Co-Investments	2017	$2,842	$2,627	$894	$3,726	$4,621	1.8x	22%	19%	$71
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,592	$570	$2,275	$2,846	1.8x	23%	19%	$45
Main Fund VI - Co-Investments	2014	€1,115	€1,015	€1,869	€753	€2,622	2.6x	26%	25%	$7
Main Fund V - Co-Investments	2012	€1,124	€1,106	€2,678	€520	€3,198	2.9x	28%	27%	$4
Main Fund IV - Co-Investments	2010	€1,475	€1,436	€3,525	€1,075	€4,600	3.2x	24%	23%	$—
Main Fund III - Co-Investments	2006	€2,760	€3,019	€4,343	€122	€4,465	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€2,137	€2,804	€134	€2,938	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€807	€1,119	€8	€1,127	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$9,302	$3,810	$9,831	$13,641	1.5x	13%	12%	$96
Fully Realized Funds & Vehicles	Various		€3,378	€7,137	€13	€7,150	2.1x	33%	31%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)			$84,355	$106,318	$43,352	$149,670	1.8x	14%	13%	$368

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and (C) LP co-investment vehicles advised by AlpInvest. As of June 30, 2022, these excluded investments represent $3.3 billion of AUM at AlpInvest.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $8.3 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of June 30, 2022. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at June 30, 2022. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.

After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $1.2 billion as of June 30, 2022. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On April 29, 2022, the Company entered into an amendment and restatement of its senior revolving credit facility. Following the amendment, the capacity under the revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (2.79% at June 30, 2022). As of June 30, 2022, there was no balance outstanding under the senior revolving credit facility.
The senior revolving credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended and restated senior revolving credit facility) of at least $126.6 billion and a total leverage ratio of less than 4.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the senior revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, has capacity of $250.0 million and is scheduled to mature in September 2024. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of June 30, 2022, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s CLO borrowings were $386.0 million and $219.0 million at June 30, 2022 and December 31, 2021, respectively, with the increase during the six months ended June 30, 2022 primarily driven by the CBAM acquisition. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of June 30, 2022, $369.2 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 8 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Our accrued performance allocations by segment as of June 30, 2022, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$6,358.6	$(18.4)	$6,340.2
Global Credit	256.2	(22.5)	233.7
Global Investment Solutions (1)	1,431.9	—	1,431.9
Total	$8,046.7	$(40.9)	$8,005.8
Plus: Accrued performance allocations from NGP Carry Funds			454.4
Less: Net accrued performance allocations presented as fee related performance revenues			(64.0)
Less: Accrued performance allocation-related compensation			(4,074.3)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(46.7)
Plus: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			0.9
Plus: Net accrued allocations attributable to Consolidated Funds, eliminated in consolidation			4.8
Net accrued performance revenues before timing differences			4,291.0
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(0.6)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$4,290.4
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2022, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2021	Q2 2022	Q2 2021	Q2 2022	Q2 2021	Q2 2022
Overall Carry Fund Appreciation/(Depreciation)	11%	3%	25%	9%	43%	22%
Global Private Equity (2):							$3,788.3
Corporate Private Equity	12%	0%	28%	3%	51%	13%	2,739.9
Real Estate	11%	4%	15%	15%	24%	37%	313.3
Infrastructure & Natural Resources	9%	13%	17%	35%	23%	52%	738.8

Global Credit Carry Funds	8%	2%	16%	1%	32%	6%	126.0

Global Investment Solutions Carry Funds (3)	12%	5%	28%	9%	47%	27%	376.1

Net Accrued Performance Revenues							$4,290.4
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
(3) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days.  As a result, amounts presented may not include the impact of economic activity in the current quarter. Appreciation in 2022 includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation was 3%, 6% and 21% in the three, six and twelve months ended June 30, 2022.
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
Investments as of June 30, 2022 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,638.3	$825.3	$3,463.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(173.6)	—	(173.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	137.0	—	137.0
Less: Strategic equity method investments in NGP Management	—	(370.9)	(370.9)
Less: Investment in NGP general partners - accrued performance allocations	—	(454.4)	(454.4)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,601.7	$—	$2,601.7
(1) See Note 6 to our unaudited condensed consolidated financial statements.

Our investments as of June 30, 2022, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds (1)	$862.2
Global Credit funds (2)	981.6
Global Investment Solutions funds (3)	96.3
Total investments in Carlyle Funds, excluding CLOs	1,940.1
Investments in CLOs	529.0
Other investments	132.6
Total investments attributable to The Carlyle Group Inc.	2,601.7
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc. (4)	(369.2)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,232.5
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 6 to the consolidated financial statements. This investment has a carrying value of $614.5 million as of June 30, 2022.
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
(4) Of the $386.0 million in total CLO borrowings as of June 30, 2022 and as disclosed in Note 8 to the consolidated financial statements, $369.2 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $16.8 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
•repurchase our common stock.

Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.325 per common share on a quarterly basis ($1.30 annually), commencing with the first quarter 2022 dividend paid in May 2022. Prior to the first quarter 2022 dividend, we paid dividends to holders of our common stock in an amount of $0.25 per share of common stock ($1.00 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
With respect to distribution year 2022, the Board of Directors has declared a dividend to common stockholders totaling approximately $235.7 million, or $0.650 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2022
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2022	$0.325	$117.6	May 10, 2022	May 17, 2022
Q2 2022	0.325	118.1	August 9, 2022	August 16, 2022
Total	$0.650	$235.7

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

Dividends to common stockholders paid during the six months ended June 30, 2022 totaled $207.1 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021. Dividends to common stockholders paid during the six months ended June 30, 2021 totaled $177.4 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020.
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

Since our inception through June 30, 2022, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2022, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,571.7
Global Credit	412.0
Global Investment Solutions	228.7
Total	$4,212.4
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.2 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2022, we had $158.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the six months ended June 30, 2022, we paid an aggregate of $24.9 million to repurchase and retire approximately 2.4 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of June 30, 2022, $294.7 million of repurchase capacity remained under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities, including investments in Carlyle funds	$(558.5)	$595.3
Net cash used in investing activities	(635.8)	(11.7)
Net cash provided by financing activities	75.9	69.7
Effect of foreign exchange rate changes	(46.9)	(25.7)
Net change in cash, cash equivalents and restricted cash	$(1,165.3)	$627.6

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
Cash flows provided by (used in) operating activities during the six months ended June 30, 2022 and 2021, excluding the activities of our Consolidated Funds, were $(113.7) million and $580.7 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses and income taxes. During both the six months ended June 30, 2022 and 2021, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.8 billion and $1.4 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.7 billion and $1.4 billion for the six months ended June 30, 2022 and 2021, respectively, which includes payment of 2021 and 2020 year-end bonuses paid in January 2022 and 2021, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2022, investment proceeds were $287.1 million while investment purchases were $456.8 million, which includes our $200 million strategic investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL. During the six months ended June 30, 2021, investment proceeds were $398.2 million as compared to purchases of $103.4 million.
The net cash provided by operating activities for the six months ended June 30, 2022 and 2021 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2022, purchases of investments by the Consolidated Funds were $2.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.6 billion. For the six months ended June 30, 2021, purchases of investments by the Consolidated Funds were $2.7 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.4 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the six months ended June 30, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million. Purchases of fixed assets were $17.4 million and $17.6 million for the six months ended June 30, 2022 and 2021, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the six months ended June 30, 2022 and 2021, excluding the activities of our Consolidated Funds, was $(372.6) million and $68.5 million, respectively. During the six months ended June 30, 2022 and the six months ended June 30, 2021, the Company made no borrowings or repayments under the revolving credit facilities. The Company also paid $68.8 million in each of January 2022 and 2021, representing the second and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $207.1 million and $177.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company paid $105.3 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively, to repurchase and retire 2.4 million and 0.6 million shares, respectively. For the six months ended June 30, 2022, cash provided by financing activities reflects $36.5 million from common shares issued for the carry distributed in shares program. This financing cash inflow partially offsets the corresponding operating cash outflow for realized performance allocations and incentive fee related compensation included in net income.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2022 and 2021 were $405.9 million and $(15.9) million, respectively. Contributions from non-controlling interest holders were $166.9 million and $44.4 million for the six months ended June 30, 2022 and 2021, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2022 and 2021, distributions to non-controlling interest holders were $156.6 million and $42.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.4 billion at June 30, 2022, an increase of $0.2 billion from December 31, 2021. The increase in total assets was primarily attributable to a $0.7 billion increase in investments, including performance allocations and an increase in net intangible assets of $0.7 billion, partially offset by a decrease in cash and cash equivalents of $1.2 billion. The increase in investments, including performance allocations, was largely driven by our strategic investment in a portfolio of triple net leases through a Carlyle-affiliated fund and the CBAM transaction (see Note 4 to the unaudited condensed consolidated financial statements), as well as appreciation across the portfolio, partially offset by a $177 million investment loss related to the dilution of our indirect investment in Fortitude (see Note 6 to the unaudited condensed consolidated financial statements) and realizations. The decrease in cash was primarily due to the aforementioned investments, as well as the payment of the third installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $1.3 billion and $2.5 billion at June 30, 2022 and December 31, 2021, respectively.
Total liabilities were $15.0 billion at June 30, 2022, an decrease of $0.6 billion from December 31, 2021. The decrease in liabilities was primarily attributable to an decrease in accrued compensation and benefits of $0.4 billion due to the payment of performance revenues that were realized but unpaid as of December 31, 2021 and the payment of year-end bonuses in the first quarter, partially offset by an increase in debt obligations of $167.5 million driven by an increase in outstanding CLO borrowings, largely in connection with the CBAM transaction (see Notes 4 and 8 to the unaudited condensed consolidated financial statements).
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2022, our total assets without the effect of the Consolidated Funds were $14.8 billion, including cash and cash equivalents of $1.3 billion and net accrued performance revenues of $4.3 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2022 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2022 to Dec. 31, 2022	2023-2024	2025-2026	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$27.1	$16.0	$2,221.6	$2,264.7
Interest payable (2)	183.1	218.1	213.7	1,862.4	2,477.3
Other consideration (3)	188.9	344.2	—	—	533.1
Operating lease obligations (4)	32.1	120.4	108.5	377.0	638.0
Capital commitments to Carlyle funds (5)	4,678.0	—	—	—	4,678.0
Tax receivable agreement payments (6)	—	27.7	6.5	67.7	101.9
Loans payable of Consolidated Funds (7)	53.7	213.5	213.2	6,396.1	6,876.5
Unfunded commitments of the CLOs (8)	12.9	—	—	—	12.9
Consolidated contractual obligations	5,148.7	951.0	557.9	10,924.8	17,582.4
Loans payable of Consolidated Funds (7)	(53.7)	(213.5)	(213.2)	(6,396.1)	(6,876.5)
Capital commitments to Carlyle funds (5)	(3,461.5)	—	—	—	(3,461.5)
Unfunded commitments of the CLOs (8)	(12.9)	—	—	—	(12.9)
Carlyle Operating Entities contractual obligations	$1,620.6	$737.5	$344.7	$4,528.7	$7,231.5
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
(2)The interest rates on the debt obligations as of June 30, 2022 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 1.35% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.2 billion of unfunded commitments to the funds, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. The amount presented above also includes $307.0 million which was substantially funded in July 2022 to bridge investment activity in certain funds which are actively fundraising in our Global Private Equity segment, as well as $158.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2022, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 9.66%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Excluded from the table above are liabilities for uncertain tax positions of $29.2 million at June 30, 2022 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners which relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, and which is accounted for as compensation expense. We accrue the compensation liability over the service period. If earned, payments are made in the year following the performance year to which the payments relate. To date, we have paid $53.6 million related to the Carlyle Aviation Partners earn-out for the performance period ended December 31, 2021. Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Carlyle Aviation Partners as of June 30, 2022 is $96.4 million versus the amounts recognized on the balance sheet of $40.2 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of June 30, 2022. See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2021 through June 30, 2022 is as follows:

	Shares as of December 31, 2021	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of June 30, 2022
The Carlyle Group Inc. common shares	355,367,876	8,300,451	—	(2,422,362)	361,245,965
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2021 through June 30, 2022 relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the accompanying condensed consolidated financial statements), and 4.2 million shares issued as part of the purchase price consideration in the CBAM transaction (see Note 4 to the accompanying condensed consolidated financial statements).
The total shares as of June 30, 2022 as shown above exclude approximately 2.2 million net common shares in connection with the vesting of restricted stock units and shares issued pursuant to the carry distributed in shares program subsequent to June 30, 2022 that will participate in the common shareholder dividend that will be paid August 16, 2022.

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
There was no material change in our market risks during the six months ended June 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended June 30, 2022 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
April 1, 2022 to April 30, 2022 (1)	—	$—	—	$319.7
May 1, 2022 to May 31, 2022 (1)(2)	682,264	$36.64	682,264	$294.7
June 1, 2022 to June 30, 2022 (1)	—	$—	—	$294.7
Total	682,264		682,264

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

10.22*
Second Amended and Restated Credit Agreement, dated as of April 29, 2022, among TC Group Cayman, L.P., Carlyle Investment Management L.L.C., and CG Subsidiary Holdings L.L.C., as Borrowers, TC Group, L.L.C., Carlyle Holdings I L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P. and Carlyle Finance Subsidiary L.L.C. as Guarantors, the Lenders Party Hereto, and Citibank, N.A. as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. Credit Suisse Loan Funding LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Loan Funding LLC, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: July 28, 2022	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)