Form 10-Q
period 2022-09-30
Carlyle Group Inc.
filed 2022-11-08
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
As of November 7, 2022, there were 363,605,317 shares of common stock of the registrant outstanding.

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
    “Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:

•Global Private Equity: Buyout, middle market and growth capital, real estate, infrastructure and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)

•Global Credit: Distressed credit, energy credit, opportunistic credit, corporate mezzanine funds, aircraft financing and servicing, and other closed-end credit funds advised by Carlyle
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and co-investment strategies

Carry funds specifically exclude certain legacy Abingworth funds in which Carlyle is not entitled to receive a share of carried interest, collateralized loan obligation vehicles (“CLOs”), business development companies and direct lending managed accounts, as well as capital raised from a strategic third-party investor which directly invests in Fortitude Holdings alongside a carry fund.

    For an explanation of the fund acronyms used throughout this Quarterly Report on Form 10-Q, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Our Family of Funds.”
“Fortitude” refers to Fortitude Group Holdings, LLC (“Fortitude Holdings”) prior to October 1, 2021 and to FGH Parent, L.P. (“FGH Parent”) as of October 1, 2021. On October 1, 2021, the owners of Fortitude Holdings contributed their interests to FGH Parent such that FGH Parent became the direct parent of Fortitude Holdings. Fortitidue Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Company’s strategic investment in Fortitude.
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
    “Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM generally equals the sum of the following:
(a) the aggregate fair value of our carry funds and related co-investment vehicles, and separately managed accounts, plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;
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
    We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Carry Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from a strategic investor which directly invests in Fortitude alongside the fund. The total AUM and Fee-Earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-Earning AUM of the strategy in which they are invested.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, and (d) our Interval Fund.
“Metropolitan” refers to Metropolitan Real Estate Management, LLC, which was included in the Global Investment Solutions business segment prior to its sale on April 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,361.9	$2,469.5
Cash and cash equivalents held at Consolidated Funds	177.2	147.8
Restricted cash	0.6	5.6
Corporate treasury investments	69.5	—
Investments, including accrued performance allocations of $7,428.7 million and $8,133.0 million as of September 30, 2022 and December 31, 2021, respectively	10,998.2	10,832.0
Investments of Consolidated Funds	6,409.7	6,661.0
Due from affiliates and other receivables, net	486.4	379.6
Due from affiliates and other receivables of Consolidated Funds, net	108.6	138.8
Fixed assets, net	134.4	143.9
Lease right-of-use assets, net	333.5	361.1
Deposits and other	69.4	61.7
Intangible assets, net	925.1	34.9
Deferred tax assets	17.9	14.5
Total assets	$21,092.4	$21,250.4
Liabilities and equity
Debt obligations	$2,235.0	$2,071.6
Loans payable of Consolidated Funds	5,516.9	5,890.0
Accounts payable, accrued expenses and other liabilities	379.4	379.7
Accrued compensation and benefits	4,347.7	4,955.0
Due to affiliates	351.6	388.1
Deferred revenue	394.2	120.8
Deferred tax liabilities	449.9	487.1
Other liabilities of Consolidated Funds	222.0	683.9
Lease liabilities	499.9	537.8
Accrued giveback obligations	40.9	30.2
Total liabilities	14,437.5	15,544.2
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (363,372,564 and 355,367,876 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	3.6	3.6
Additional paid-in-capital	3,123.0	2,717.6
Retained earnings	3,430.8	2,805.3
Accumulated other comprehensive loss	(439.7)	(247.5)
Non-controlling interests in consolidated entities	537.2	427.2
Total equity	6,654.9	5,706.2
Total liabilities and equity	$21,092.4	$21,250.4
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Fund management fees	$535.9	$407.5	$1,532.9	$1,182.9
Incentive fees	15.1	13.1	42.6	33.0
Investment income
Performance allocations	298.1	974.5	1,346.2	4,841.3
Principal investment income	124.2	160.4	500.5	477.2
Total investment income	422.3	1,134.9	1,846.7	5,318.5
Interest and other income	35.5	21.9	92.5	63.3
Interest and other income of Consolidated Funds	79.7	62.1	204.6	185.3
Total revenues	1,088.5	1,639.5	3,719.3	6,783.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	251.4	224.9	779.7	685.2
Equity-based compensation	54.2	42.4	139.3	122.0
Performance allocations and incentive fee related compensation	163.5	495.2	741.2	2,355.8
Total compensation and benefits	469.1	762.5	1,660.2	3,163.0
General, administrative and other expenses	149.2	99.6	387.2	300.4
Interest	27.3	27.9	82.0	76.4
Interest and other expenses of Consolidated Funds	53.7	44.6	137.1	133.5
Other non-operating expenses	0.3	3.5	0.8	1.0
Total expenses	699.6	938.1	2,267.3	3,674.3
Other income
Net investment income (loss) of Consolidated Funds	(30.3)	(0.1)	(51.0)	9.6
Income before provision for income taxes	358.6	701.3	1,401.0	3,118.3
Provision for income taxes	76.2	153.9	274.9	733.5
Net income	282.4	547.4	1,126.1	2,384.8
Net income attributable to non-controlling interests in consolidated entities	1.6	14.6	28.3	57.7
Net income attributable to The Carlyle Group Inc.	$280.8	$532.8	$1,097.8	$2,327.1
Net income attributable to The Carlyle Group Inc. per common share (see Note 14)
Basic	$0.77	$1.50	$3.04	$6.56
Diluted	$0.77	$1.46	$3.00	$6.42
Weighted-average common shares
Basic	362,895,064	355,954,734	360,657,999	354,903,371
Diluted	366,787,149	364,740,675	365,389,217	362,471,998
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$282.4	$547.4	$1,126.1	$2,384.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(91.8)	(18.0)	(219.3)	(41.2)
Defined benefit plans
Unrealized gain (loss) for the period	(0.2)	0.4	(4.7)	2.3
Less: reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	0.2	0.5	0.7	1.6
Other comprehensive loss	(91.8)	(17.1)	(223.3)	(37.3)
Comprehensive income	190.6	530.3	902.8	2,347.5
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	(11.3)	9.4	(2.8)	51.9
Comprehensive income attributable to The Carlyle Group Inc.	$201.9	$520.9	$905.6	$2,295.6
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2022	361.2	$3.6	$3,033.6	$3,309.9	$(360.8)	$446.0	$6,432.3
Shares repurchased	(1.2)	—	—	(41.6)	—	—	(41.6)
Equity-based compensation	—	—	62.0	—	—	—	62.0
Shares issued for equity-based awards	2.6	—	—	—	—	—	—
Shares issued for performance allocations	0.2	—	2.4	—	—	—	2.4
Shares issued related to the acquisition of Abingworth	0.6	—	25.0	—	—	—	25.0
Contributions	—	—	—	—	—	115.2	115.2
Distributions	—	—	—	(118.3)	—	(16.9)	(135.2)
Net income	—	—	—	280.8	—	1.6	282.4
Non-controlling interests related to the acquisition of Abingworth	—	—	—	—	—	4.2	4.2
Currency translation adjustments	—	—	—	—	(78.9)	(12.9)	(91.8)
Defined benefit plans, net	—	—	—	—	—	—	—
Balance at September 30, 2022	363.4	$3.6	$3,123.0	$3,430.8	$(439.7)	$537.2	$6,654.9

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(3.6)	—	—	(146.9)	—	—	(146.9)
Equity-based compensation	—	—	147.0	—	—	—	147.0
Shares issued for equity-based awards	5.9	—	—	—	—	—	—
Shares issued for performance allocations	0.9	—	38.9	—	—	—	38.9
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Shares issued related to the acquisition of Abingworth	0.6	—	25.0	—	—	—	25.0
Contributions	—	—	—	—	—	282.1	282.1
Distributions	—	—	—	(325.4)	—	(173.5)	(498.9)
Net income	—	—	—	1,097.8	—	28.3	1,126.1
Non-controlling interests related to the acquisition of Abingworth	—	—	—	—	—	4.2	4.2
Currency translation adjustments	—	—	—	—	(188.2)	(31.1)	(219.3)
Defined benefit plans, net	—	—	—	—	(4.0)	—	(4.0)
Balance at September 30, 2022	363.4	$3.6	$3,123.0	$3,430.8	$(439.7)	$537.2	$6,654.9

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Continued) (Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2021	354.5	$3.5	$2,621.7	$1,940.1	$(228.3)	$285.0	$4,622.0
Shares repurchased	(1.3)	—	—	(59.5)	—	—	(59.5)
Equity-based compensation	—	0.1	50.0	—	—	—	50.1
Shares issued for equity-based awards	3.3	—	—	—	—	—	—
Contributions	—	—	—	—	—	12.8	12.8
Distributions	—	—	—	(89.3)	—	(33.4)	(122.7)
Net income	—	—	—	532.8	—	14.6	547.4
Currency translation adjustments	—	—	—	—	(12.8)	(5.2)	(18.0)
Defined benefit plans, net	—	—	—	—	0.9	—	0.9
Balance at September 30, 2021	356.5	$3.6	$2,671.7	$2,324.1	$(240.2)	$273.8	$5,033.0

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(1.9)	—	—	(84.5)	—	—	(84.5)
Equity-based compensation	—	0.1	125.5	—	—	—	125.6
Shares issued for equity-based awards	4.9	—	—	—	—	—	—
Contributions	—	—	—	—	—	57.2	57.2
Distributions	—	—	—	(266.7)	—	(76.3)	(343.0)
Net income	—	—	—	2,327.1	—	57.7	2,384.8
Currency translation adjustments	—	—	—	—	(35.4)	(5.8)	(41.2)
Defined benefit plans, net	—	—	—	—	3.9	—	3.9
Balance at September 30, 2021	356.5	$3.6	$2,671.7	$2,324.1	$(240.2)	$273.8	$5,033.0

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,126.1	$2,384.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	102.7	40.5
Right-of-use asset impairment, net of broker fees	—	24.8
Equity-based compensation	139.3	122.0
Non-cash performance allocations and incentive fees	184.1	(1,662.3)
Non-cash principal investment income	(483.8)	(458.3)
Other non-cash amounts	(27.4)	20.7
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	319.3	(100.3)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(268.3)	90.7
Purchases of investments by Consolidated Funds	(3,090.1)	(3,864.4)
Proceeds from sale and settlements of investments by Consolidated Funds	2,418.4	3,631.7
Non-cash interest income, net	(7.6)	(9.0)
Change in cash and cash equivalents held at Consolidated Funds	(29.5)	43.5
Change in other receivables held at Consolidated Funds	15.8	(78.7)
Change in other liabilities held at Consolidated Funds	(380.1)	43.4
Purchases of investments	(559.6)	(178.0)
Proceeds from the sale of investments	388.3	533.8
Payments of contingent consideration	(5.7)	(50.0)
Changes in deferred taxes, net	(2.3)	449.1
Change in due from affiliates and other receivables	(62.6)	(21.4)
Change in deposits and other	(12.8)	(23.3)
Change in accounts payable, accrued expenses and other liabilities	(27.7)	90.9
Change in accrued compensation and benefits	(265.3)	17.3
Change in due to affiliates	2.4	1.4
Change in lease right-of-use assets and lease liabilities	(7.0)	5.9
Change in deferred revenue	274.9	247.6
Net cash provided by (used in) operating activities	(258.5)	1,302.4
Cash flows from investing activities
Purchases of corporate treasury investments, net	(69.6)	—
Purchases of fixed assets, net	(25.0)	(27.0)
Purchase of Abingworth, net of cash acquired	(150.2)	—
Purchase of CBAM intangibles and investments, net	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	5.9
Proceeds from sale of Brazil management entity, net of cash sold	—	3.3
Net cash used in investing activities	(863.2)	(17.8)
Cash flows from financing activities
Borrowings under credit facilities	—	70.0
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.1
Payments on CLO borrowings	(8.9)	(231.5)
Proceeds from CLO borrowings, net of financing costs	55.2	87.5
Net borrowings (payments) on loans payable of Consolidated Funds	449.4	165.2
Payments of contingent consideration	—	(0.1)
Dividends to common stockholders	(325.4)	(266.7)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	282.1	57.2
Distributions to non-controlling interest holders	(173.5)	(76.3)
Common shares issued for performance allocations	38.9	—
Common shares repurchased	(146.9)	(84.5)
Change in due to/from affiliates financing activities	(13.2)	21.8
Net cash provided by financing activities	88.9	157.9
Effect of foreign exchange rate changes	(79.8)	(26.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,112.6)	1,416.3
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,362.5	$2,405.9
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$219.5	$—
Net asset impact of deconsolidation of Consolidated Funds	$—	$(34.4)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,361.9	$2,399.0
Restricted cash	0.6	6.9
Total cash, cash equivalents and restricted cash, end of period	$1,362.5	$2,405.9
Cash and cash equivalents held at Consolidated Funds	$177.2	$134.8
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
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities and certain CLOs managed by the Company (collectively, the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 3. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements (see Note 3).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
2. Recent Transactions
During the nine months ended September 30, 2022, the Company completed several transactions as outlined below.
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
Fortitude Capital Raise and Strategic Advisory Services Agreement (See Note 6)
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D and committed $100 million from the Company to Carlyle FRL for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5% and is expected to further decrease to 10.5% upon funding the remainder of the capital raise.
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
Acquisition of Abingworth LLP (See Note 4)
On August 1, 2022, the Company acquired Abingworth LLP (“Abingworth”), a life sciences investment firm for a base purchase price of $185.6 million, of which $25.0 million was settled in newly-issued shares of the Company’s common stock. Consideration for Abingworth also includes up to $130 million in future incentive payments on the achievement of certain performance targets. The acquisition includes the rights to 15% of performance allocations generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP.
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
As of September 30, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.7 billion and $5.8 billion, respectively. As of December 31, 2021, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $6.9 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds includes CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2022, the Company held $110.7 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include investment funds that are consolidated as VIEs due to bridged investment activity during the fundraising process.

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
The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Investments	$1,096.8	$901.9
Accrued performance revenues	391.1	368.7
Management fee receivables	44.3	27.2
Total	$1,532.2	$1,297.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, management fee receivables, net of allowances for credit losses, were $217.9 million and $164.5 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $34.5 million and $21.9 million for the three months ended September 30, 2022 and 2021, respectively, and $92.3 million and $54.3 million for the nine months ended September 30, 2022 and 2021, respectively, net of any offsets as defined in the respective partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2022 and December 31, 2021, the Company has accrued $40.9 million and $30.2 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $72.5 million and $56.9 million for the three months ended September 30, 2022 and 2021, respectively, and $188.2 million and $170.4 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.

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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2022 and December 31, 2021, the Company had recorded a liability of $3.8 billion and $4.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of the realized performance allocation related compensation over a threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. Shares issued under the program are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense. The Company has determined to pause the issuance of shares pursuant to this program.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Income Taxes
The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities. The interim provision for income taxes is calculated using the discrete effective tax rate method as allowed by ASC 740, Accounting for Income Taxes. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. In addition, the discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company accounts for the valuation allowance assessment on its deferred tax assets excluding the corporate alternative minimum tax (“CAMT”) credit carryforward without regard to the Company’s future CAMT status. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s chief executive officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest.”
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2022, $243.9 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the unaudited condensed consolidated statements of operations. See Note 8 for additional information.
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
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, and customer relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. The increase in the deferred revenue balance for the nine months ended September 30, 2022 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2022 and December 31, 2021 were as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Currency translation adjustments	$(420.0)	$(231.8)
Unrealized losses on defined benefit plans	(19.7)	(15.7)
Total	$(439.7)	$(247.5)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $15.9 million and $(9.9) million for the three months ended September 30, 2022 and 2021, respectively, and $39.1 million and $(11.8) million for the nine months ended September 30, 2022 and 2021, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on July 1, 2022, and applied the guidance prospectively to business combinations that occurred after this date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
4. Acquisitions
Abingworth Acquisition
On August 1, 2022, the Company acquired 100% of the equity interests in Abingworth, a London-based life sciences investment firm. Abingworth has $2 billion in assets under management and is included in the Company’s Global Private Equity business segment. The purchase price consisted of $160.6 million in cash and approximately 0.6 million newly issued, fully vested common shares ($25.0 million based on the value of the shares at closing). The transaction also included an earn-out of up to $130.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which will be accounted for as compensation expense. The Company consolidated the financial position and results of operations of Abingworth effective August 1, 2022 and accounted for this transaction as a business combination. In connection with this transaction, the Company incurred approximately $7.7 million of acquisition costs that are reflected in general, administrative and other expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The acquisition-date fair value of the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred(1)
Cash	$160.6
Shares of common stock (see Note 15)	25.0
Total consideration transferred	$185.6
Estimated fair value of assets acquired and liabilities assumed
Cash and receivables	$11.0
Investments in Abingworth funds	3.8
Lease right-of-use assets, fixed assets, and other assets, net	3.7
Deferred tax assets	6.7
Finite-lived intangible assets	88.0
Goodwill	90.9
Lease liabilities	(2.7)
Accrued expenses, accrued compensation and benefits, and other liabilities	(11.6)
Non-controlling interests in Abingworth entities(2)	(4.2)
Total	$185.6
(1) The value of the consideration at acquisition is subject to certain post-closing adjustments.
(2)    Represents assets held by Abingworth entities which are consolidated VIEs. These assets are attributable to employees and are therefore reflected as non-controlling interests, and include investments in funds in which the Company did not acquire direct economic interests, which are presented as investments in Abingworth funds above.
The finite-lived intangible assets, which related to management contracts and customer relationships, are amortized over a period ranging from five to eight years.
The amount of revenue and earnings of Abingworth since the acquisition date and the pro forma impact to the Company’s consolidated financial results for the year ended December 31, 2021 as if the acquisition had been consummated as of January 1, 2021, was not significant.
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
5. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2022:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities(1)	$—	$—	$511.9	$511.9
Bonds	—	—	560.8	560.8
Loans	—	—	5,054.7	5,054.7
	—	—	6,127.4	6,127.4
Investments in CLOs and other:
Investments in CLOs	—	—	499.6	499.6
Other investments(2)	1.3	41.7	64.6	107.6
	1.3	41.7	564.2	607.2
Corporate treasury investments
Commercial paper and other	—	69.5	—	69.5
Subtotal	$1.3	$111.2	$6,691.6	$6,804.1
Investments measured at net asset value(3)				294.6
Total				$7,098.7
Liabilities
Loans payable of Consolidated Funds(4)	$—	$—	$5,303.7	$5,303.7
Foreign currency forward contracts	—	29.5	—	29.5
Total(5)	$—	$29.5	$5,303.7	$5,333.2

(1)This balance includes $453.4 million related to investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs as of September 30, 2022.
(2)The Level III balance excludes a $54.9 million corporate investment in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(3)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $282.3 million relates to investments of Consolidated Funds.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Total liabilities balance excludes $160.5 million of senior notes measured at cost and a $52.7 million revolving credit balance, both related to loans payable of Consolidated Funds.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$12.4	$669.8	$5,516.8	$508.6	$65.1	$6,772.7
Purchases	518.5	46.6	473.9	19.9	—	1,058.9
Sales and distributions	—	(92.6)	(552.4)	(7.2)	(0.9)	(653.1)
Settlements	—	—	(130.4)	—	—	(130.4)
Realized and unrealized gains (losses), net
Included in earnings	(18.3)	(21.6)	(30.0)	7.1	0.4	(62.4)
Included in other comprehensive income	(0.7)	(41.4)	(223.2)	(28.8)	—	(294.1)
Balance, end of period	$511.9	$560.8	$5,054.7	$499.6	$64.6	$6,691.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(18.3)	$(22.1)	$(35.7)	$4.5	$0.4	$(71.2)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.7)	$(34.3)	$(202.2)	$(28.8)	$—	$(266.0)

	Financial Assets
	Nine Months Ended September 30, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Purchases	518.6	429.0	2,014.8	251.9	0.9	3,215.2
Sales and distributions	(7.2)	(320.2)	(1,566.5)	(36.1)	(3.8)	(1,933.8)
Settlements	—	(0.3)	(492.1)	—	—	(492.4)
Realized and unrealized gains (losses), net
Included in earnings	(15.9)	(59.6)	(277.4)	(17.9)	(11.2)	(382.0)
Included in other comprehensive income	(1.5)	(87.6)	(522.2)	(59.4)	—	(670.7)
Balance, end of period	$511.9	$560.8	$5,054.7	$499.6	$64.6	$6,691.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(16.7)	$(57.0)	$(266.3)	$(17.9)	$(11.2)	$(369.1)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(1.3)	$(55.2)	$(422.7)	$(59.4)	$—	$(538.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended September 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$18.3	$542.0	$5,543.6	$353.1	$78.4	$6,535.4
Consolidation of funds (1)	3.3	—	490.4	(3.0)	—	490.7
Purchases	0.1	108.1	1,058.4	9.6	—	1,176.2
Sales and distributions	(1.2)	(44.0)	(781.0)	(14.5)	(0.4)	(841.1)
Settlements	—	(0.2)	(378.4)	—	—	(378.6)
Realized and unrealized gains (losses), net
Included in earnings	(1.3)	(11.3)	13.3	6.2	0.7	7.6
Included in other comprehensive income	(0.3)	(13.5)	(93.4)	(6.7)	—	(113.9)
Balance, end of period	$18.9	$581.1	$5,852.9	$344.7	$78.7	$6,876.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.9)	$1.5	$(4.2)	$6.2	$1.1	$2.7
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.3)	$(13.7)	$(92.3)	$(6.7)	$—	$(113.0)

	Financial Assets
	Nine Months Ended September 30, 2021
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments(2)	Total
Balance, beginning of period	$9.4	$550.4	$5,497.1	$489.4	$81.4	$6,627.7
Deconsolidation/consolidation of funds (1)	5.7	—	314.2	23.1	—	343.0
Purchases	0.6	472.0	3,375.3	71.7	—	3,919.6
Sales and distributions	(3.5)	(405.2)	(2,199.0)	(238.4)	(16.5)	(2,862.6)
Settlements	—	(3.8)	(1,020.2)	—	—	(1,024.0)
Realized and unrealized gains (losses), net
Included in earnings	7.3	(1.3)	103.1	2.7	13.8	125.6
Included in other comprehensive income	(0.6)	(31.0)	(217.6)	(3.8)	—	(253.0)
Balance, end of period	$18.9	$581.1	$5,852.9	$344.7	$78.7	$6,876.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$5.2	$7.7	$61.1	$2.3	$14.0	$90.3
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.4)	$(22.0)	$(185.3)	$(3.8)	$—	$(211.5)

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
(2) The beginning balance of Other Investments has been revised to reflect the exclusion of Fund Investments measured at fair value using the NAV per share practical expedient from the fair value hierarchy.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$5,757.8	$5,373.9
Consolidation of funds	—	480.0
Borrowings	26.4	1,133.0
Paydowns	(1.8)	(712.0)
Sales	(193.9)	(237.5)
Realized and unrealized (gains) losses, net
Included in earnings	(40.8)	(2.4)
Included in other comprehensive income	(244.0)	(96.7)
Balance, end of period	$5,303.7	$5,938.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(41.3)	$3.7
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(235.5)	$(127.0)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$5,811.0	$5,563.0
Deconsolidation/consolidation of funds	—	360.8
Borrowings	1,597.7	1,966.6
Paydowns	(419.1)	(1,303.0)
Sales	(863.4)	(515.2)
Realized and unrealized (gains) losses, net
Included in earnings	(268.3)	90.7
Included in other comprehensive income	(554.2)	(224.6)
Balance, end of period	$5,303.7	$5,938.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(262.6)	$98.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(567.0)	$(281.4)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2022:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2022
Assets
Investments of Consolidated Funds:
Equity securities	$10.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 17.00 (0.43)
	445.2	Discounted Cash Flow	Discount Rates	9% - 10% (9%)
	56.3	Other (1)	N/A	N/A

Bonds	560.8	Consensus Pricing	Indicative Quotes (% of Par)	55 - 125 (89)
Loans	4,853.1	Consensus Pricing	Indicative Quotes (% of Par)	0 - 103 (93)
	24.0	Discounted Cash Flow	Discount Rates	9% - 12% (10%)
	116.3	Discounted Cash Flow	Discount Rates	7% - 10% (8%)
	61.3	Consensus Pricing	Indicative Quotes (% of Par)	98% -98% (98%)
	6,127.4
Investments in CLOs:
Senior secured notes	430.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	74 - 100 (95)
			Discount Margins (Basis Points)	155 - 1,700 (336)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	68.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	21 - 66 (49)
			Discount Rates	13% - 25% (19%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	61.2	Market Yield Analysis	Market Yield	7% - 7% (7%)
Aviation subordinated notes	3.4	Discounted Cash Flow	Discount Rates	22% - 22% (22%)
Total	$6,691.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,085.8	Other (2)	N/A	N/A
Subordinated notes and preferred shares	217.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	19 - 103 (43)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Total	$5,303.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Investments
Investments consist of the following:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations	$7,428.7	$8,133.0
Principal equity method investments, excluding performance allocations	2,883.8	2,128.6
Principal investments in CLOs	499.6	361.1
Other investments	186.1	209.3
Total	$10,998.2	$10,832.0

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$5,866.3	$6,412.8
Global Credit	220.1	300.3
Global Investment Solutions (1)	1,342.3	1,419.9
Total	$7,428.7	$8,133.0
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
Approximately 24% of accrued performance allocations at September 30, 2022 are related to Carlyle Partners VI, L.P. and Carlyle Partners VII, L.P., two of the Company’s Global Private Equity funds.
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
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.5)	(11.8)
Total	$(40.9)	$(30.2)

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

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Global Private Equity (1)	$1,832.8	$1,231.2
Global Credit (2)	960.3	819.7
Global Investment Solutions	90.7	77.7
Total	$2,883.8	$2,128.6
(1) The balance includes $988.2 million and $436.9 million as of September 30, 2022 and December 31, 2021, respectively, related to the Company’s equity method investments in NGP.
(2) As of September 30, 2022, the balance includes $645.3 million and $184.2 million, respectively, related to the Company’s strategic investments in Fortitude and iStar through Carlyle-affiliated investment funds. As of December 31, 2021, the balance includes $715.7 million related to the Company’s strategic investment in Fortitude.
Strategic Investment in Fortitude
On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”) (the “Minority Transaction”), pursuant to a Membership Interest Purchase Agreement by and among the Company, AIG and Fortitude Holdings, dated as of July 31, 2018 (the “2018 MIPA”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re,” f/k/a “DSA Re”) established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. At the time the remaining capital is called by Fortitude, the Company’s indirect ownership is expected to further decrease to 10.5%, and the Company expects to record an additional reduction in the carrying value of its equity method investment and corresponding loss of approximately $121 million, based on the carrying value as of September 30, 2022, subject to change based on the timing of the dilution and changes in the carrying value of the investment. As of September 30, 2022, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investment in Fortitude at fair value, was $645.3 million, relative to its cost of $389.4 million.
The Company has a strategic asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of September 30, 2022, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $9.1 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the condensed consolidated financial statements.
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
The Company’s investments in NGP as of September 30, 2022 and December 31, 2021 are as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Investment in NGP Management	$370.1	$371.8
Investments in NGP general partners - accrued performance allocations	536.0	3.8
Principal investments in NGP funds	82.1	61.3
Total investments in NGP	$988.2	$436.9
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the three and nine months ended September 30, 2022 and 2021.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Management fee-related revenues from NGP Management	$18.1	$18.2	$52.7	$54.9
Expenses related to the investment in NGP Management	(3.5)	(2.9)	(8.9)	(8.1)
Amortization of basis differences from the investment in NGP Management	(0.4)	(0.7)	(1.1)	(2.1)
Net investment income from NGP Management	$14.2	$14.6	$42.7	$44.7
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $0.4 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively; these differences are amortized over a period of 10 years from the initial investment date. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $81.6 million and $532.2 million of net investment earnings related to these performance allocations for the three and nine months ended September 30, 2022, respectively, primarily driven by NGP XI and NGP XII which experienced appreciation of 63% and 58%, respectively, during the nine months ended September 30, 2022. The Company recognized $1.7 million and $2.8 million of net investment earnings related to these performance allocations for the three and nine months ended September 30, 2021, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) of $9.6 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and $43.0 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively, related to these investments and which are included in principal investment income in its unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of September 30, 2022 and December 31, 2021 were $499.6 million and $361.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. In connection with the acquisition of the CBAM CLO management contracts in March 2022, the Company acquired investments in CLO senior and subordinated notes of $175.9 million (see Note 4). A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 8). As of September 30, 2022 and December 31, 2021, other investments includes the Company’s investment in the BDC Preferred Shares at fair value of $61.2 million and $72.5 million, respectively (see Note 11).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Performance allocations
Realized	$770.5	$1,018.1	$1,579.0	$1,645.6
Unrealized	(472.4)	(43.6)	(232.8)	3,195.7
	298.1	974.5	1,346.2	4,841.3
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	70.6	87.7	34.3	175.5
Unrealized	80.3	30.5	536.5	239.4
	150.9	118.2	570.8	414.9
Principal investment income (loss) from investments in CLOs and other investments
Realized	6.2	4.4	9.4	3.9
Unrealized	(32.9)	37.8	(79.7)	58.4
	(26.7)	42.2	(70.3)	62.3
Total	$422.3	$1,134.9	$1,846.7	$5,318.5

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$237.2	$777.8	$1,106.4	$4,142.5
Global Credit	27.2	27.4	(3.6)	124.6
Global Investment Solutions	33.7	169.3	243.4	574.2
Total	$298.1	$974.5	$1,346.2	$4,841.3
Approximately 27%, or $81.0 million, of performance allocations for the three months ended September 30, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Europe Partners V, L.P. (Global Private Equity segment) - $79.6 million,
•Carlyle Power Partners II, L.P. (Global Private Equity segment) - $63.1 million,
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $46.1 million,
•Carlyle Partners V, L.P. (Global Private Equity segment) - $45.5 million,

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle Partners VII, L.P. (Global Private Equity segment) - $(16.7) million, and
•Carlyle Asia Partners V, L.P. (Global Private Equity segment) - $(29.3) million.
Approximately 26%, or $347.1 million, of performance allocations for the nine months ended September 30, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) - $259.1 million,
•Carlyle Europe Partners V, L.P. (Global Private Equity segment) - $220.2 million,
•Carlyle Power Partners II, L.P. (Global Private Equity segment) - $198.1 million,
•Carlyle Europe Technology Partners IV, L.P. (Global Private Equity segment) - $186.5 million, and
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $(340.4) million.
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
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$124.7	$63.8	$698.8	$272.9
Global Credit	26.8	47.5	(134.6)	120.6
Global Investment Solutions	(0.6)	6.9	6.6	21.4
Total	$150.9	$118.2	$570.8	$414.9
Principal investment loss for Global Credit during the nine months ended September 30, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2022, the Company did not form any new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of September 30, 2022 also include $453.4 million related to investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Interest income from investments	$72.5	$56.9	$188.2	$170.4
Other income	7.2	5.2	16.4	14.9
Total	$79.7	$62.1	$204.6	$185.3

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(71.2)	$(2.5)	$(319.3)	$100.3
Gains (losses) from liabilities of CLOs	40.9	2.4	268.3	(90.7)
Total	$(30.3)	$(0.1)	$(51.0)	$9.6
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized gains (losses)	$(9.3)	$(10.7)	$(13.1)	$6.5
Net change in unrealized gains (losses)	(61.9)	8.2	(306.2)	93.8
Total	$(71.2)	$(2.5)	$(319.3)	$100.3

7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Acquired contractual rights	$914.6	$48.0
Accumulated amortization	(92.5)	(26.4)
Finite-lived intangible assets, net	822.1	21.6
Goodwill	103.0	13.3
Intangible Assets, net	$925.1	$34.9
As discussed in Note 3, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recorded during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

impaired income streams from aircraft under lease in Russia. No impairment losses were recorded during the three and nine months ended September 30, 2021.
Intangible asset amortization expense was $32.0 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $70.7 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2022 through 2026 and thereafter (Dollars in millions):

2022 (excluding the nine months ended September 30, 2022)	$33.1
2023	130.4
2024	130.5
2025	130.4
2026	130.3
Thereafter	267.4
$822.1
8. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	September 30, 2022		December 31, 2021
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$384.4	$381.6	$222.6	$219.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.3	350.0	346.1
3.500% Senior Notes Due 9/19/2029	425.0	421.9	425.0	421.6
4.625% Subordinated Notes Due 5/15/2061	500.0	484.6	500.0	484.3
Total debt obligations	$2,259.4	$2,235.0	$2,097.6	$2,071.6

Senior Credit Facility
As of September 30, 2022, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% (at September 30, 2022, the interest rate was 4.14%). Prior to the April 2022 amendment, the size of the revolving credit facility was $775.0 million, which was scheduled to mature February 11, 2024, and accrued interest either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50%. The Company made no borrowings under the senior credit facility during the three and nine months ended September 30, 2022 and there were no amounts outstanding at September 30, 2022.
Global Credit Revolving Credit Facility
On December 17, 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2019, December 2020 and September 2021, is scheduled to mature in September 2024, and has capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company made no borrowings under the credit facility during the three and nine months ended September 30, 2022, and there was no balance outstanding as of September 30, 2022.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2022	Borrowing Outstanding December 31, 2021	Maturity Date (1)	Interest Rate as of September 30, 2022
February 28, 2017	$35.4	$51.3	November 17, 2031	2.33%	(2)
June 29, 2017	54.8	—	July 20, 2030	4.36%	(4),(7)
December 6, 2017	43.8	—	January 15, 2031	3.88%	(5),(7)
March 15, 2019	1.6	1.9	March 15, 2032	8.11%	(3)
August 20, 2019	3.5	4.1	August 15, 2032	5.06%	(3)
September 15, 2020	17.4	20.3	April 15, 2033	1.59%	(3)
January 8, 2021	18.2	21.3	January 15, 2034	2.49%	(3)
March 9, 2021	17.4	20.3	August 15, 2030	1.69%	(3)
March 30, 2021	16.4	19.1	March 15, 2032	1.71%	(3)
April 21, 2021	3.2	3.7	April 15, 2033	5.85%	(3)
April 28, 2021	6.5	—	April 28, 2023	2.03%	(6),(7)
May 21, 2021	13.7	15.9	November 17, 2031	1.36%	(3)
June 4, 2021	18.3	21.3	January 16, 2034	2.28%	(3)
June 10, 2021	1.2	1.4	November 17, 2031	2.85%	(3)
July 15, 2021	13.7	—	July 15, 2034	2.30%	(3),(7)
July 20, 2021	18.2	—	July 20, 2031	2.28%	(3),(7)
August 4, 2021	14.8	17.2	August 15, 2032	2.30%	(3)
October 27, 2021	21.3	24.8	October 15, 2035	2.40%	(3)
November 5, 2021	12.7	—	January 14, 2034	2.09%	(3),(7)
January 6, 2022	18.4	—	February 15, 2035	2.70%	(3)
February 22, 2022	18.4	—	November 10, 2035	2.75%	(3)
July 13, 2022	15.5	—	February 15, 2035	3.61%
	$384.4	$222.6

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at LIBOR plus 1.65%.
(5)    Incurs interest at LIBOR plus 1.37%.
(6)    Incurs interest at EURIBOR plus 1.35%.
(7)    The respective CLO assets were purchased in connection with the asset acquisition from CBAM in March 2022 (see Note 4). The formation date listed is the original formation date of the related CLO.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended September 30, 2022 and 2021 was $2.8 million and $1.2 million, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was $6.8 million and $4.4 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2022 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions have provided a €36.1 million term loan ($35.4 million at September 30, 2022) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.33% at September 30, 2022).

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
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes, which is due quarterly. As of September 30, 2022, term loans under these agreements had $98.6 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2022, €203.6 million ($199.3 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2022, €45.6 million ($44.6 million) was outstanding under the CBAM CLO Financing Facility.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2022	December 31, 2021	2022	2021	2022	2021
3.875% Senior Notes Due 2/1/2023 (2)	$—	$—	$—	$—	$2.5	$—	$7.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	515.5	795.5	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (4)	350.0	312.6	484.7	5.0	5.0	14.9	14.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	361.6	457.4	3.8	3.8	11.5	11.5
				$17.2	$19.7	$51.7	$59.2
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
Subordinated Notes
In May 2021, an indirect subsidiary of the Company issued $435.0 million aggregate principal amount of 4.625% Subordinated Notes due May 15, 2061 (the “Subordinated Notes”), on which interest is payable quarterly accruing from May 11, 2021. In June 2021, an additional $65.0 million aggregate principal amount of these Subordinated Notes were issued and are treated as a single series with the already outstanding $435.0 million aggregate principal amount. The Subordinated Notes are unsecured and subordinated obligations of the issuer, and are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company (collectively, the “Guarantors”). The Consolidated Funds are not guarantors, and as such, the assets of the Consolidated Funds are not available to service the Subordinated Notes under the Guarantee. The Subordinated Notes may be redeemed at the issuer’s option in whole at any time or in part from time to time on or after June 15, 2026 at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed no longer to be deductible in the U.S., a “Tax Redemption Event,” the Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event,” at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2022 and December 31, 2021, the fair value of the Subordinated Notes was $344.0 million and $506.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three and nine months ended September 30, 2022, the Company incurred $5.9 million and $17.6 million, respectively, of interest expense on the Subordinated Notes. For the three months ended September 30, 2021 and for the period from May 11, 2021 through September 30, 2021, the Company incurred $5.6 million and $8.9 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior and subordinated notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2022.
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
As of September 30, 2022 and December 31, 2021, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes (1)	$5,466.6	$5,085.8	2.62%		9.77
Subordinated notes, preferred shares and other	146.9	217.9	N/A	(2)	9.97
Total	$5,613.5	$5,303.7

	As of December 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,585.4	$5,561.1	1.68%		10.25
Subordinated notes, preferred shares and other	317.6	249.9	N/A	(2)	10.41
Total	$5,903.0	$5,811.0

(1)Borrowing Outstanding as of September 30, 2022 includes $160.5 million of senior secured notes that are carried at par value. The fair value of these senior secured notes at September 30, 2022 approximated par value based on current market rates for similar debt instruments. These senior secured notes are classified as Level III within the fair value hierarchy.
(2)The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2022 and December 31, 2021, the fair value of the CLO assets was $5.6 billion and $6.7 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,784.5	$4,087.8
Accrued bonuses	365.2	521.4
Employment-based contingent cash consideration (1)	45.2	6.3
Accrued pension liability (2)	34.1	27.4
Other (3)	118.7	312.1
Total	$4,347.7	$4,955.0
(1) The acquisition of the Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners,” formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which is accounted for as compensation expense. See Note 3 to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for additional information on the Carlyle Aviation Partners acquisition. The Abingworth acquisition included an earn-out of up to $130.0 million. See Note 4 for additional information.
(2)    Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. No other employees of the Company are covered by defined benefit pension plans.
(3) Includes $27.6 million and $207.0 million of realized performance allocations and incentive fee-related compensation not yet paid to participants as of September 30, 2022 and December 31, 2021, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized	$377.0	$478.5	$776.7	$789.8
Unrealized	(213.5)	16.7	(35.5)	1,566.0
Total	$163.5	$495.2	$741.2	$2,355.8
10. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2022 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,351.2
Global Credit	376.2
Global Investment Solutions	261.0
Total	$3,988.4
Of the $4.0 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations. In November 2022, the Company entered into agreements to purchase certain third-party interests in a Global Investment Solutions fund for $61.0 million. The Company will incur a loss of $12.7 million upon the closing of the transaction in the fourth quarter of 2022, which represents a premium to the fair market value of the interests acquired.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2022, the Company had $99.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, of which $80.0 million was settled in October 2022.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $0.4 million as of September 30, 2022. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.9 million at September 30, 2022 is shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2022. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 3). The Company had $10.4 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2022 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $132.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2022. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2022, approximately $18.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million.
If, at September 30, 2022, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.4 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 14 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. In connection with the April 1, 2021 sale of Metropolitan Real Estate, the Company entered into a sublease agreement for a portion of its existing office space in New York. As a result of the sublease transaction, the Company recorded a lease impairment charge of $26.8 million, which was the excess of the carrying value of the associated lease right-of-use asset over its estimated fair value. The Company estimated the fair value using discounted cash flows from the estimated net sublease rental income. The impairment charge is included in general, administrative, and other expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2021.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$14.0	$14.1	$42.0	$41.6
Sublease income	(1.8)	(1.0)	(4.7)	(2.2)
Total operating lease cost	$12.2	$13.1	$37.3	$39.4

Cash paid for amounts included in the measurement of operating lease liabilities	$15.8	$12.4	$47.8	$35.1

Weighted-average remaining lease term			11.7 years	12.1 years
Weighted-average discount rate			4.4%	4.1%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$16.0
2023	65.8
2024	62.9
2025	58.9
2026	56.8
Thereafter	393.5
Total lease payments	$653.9
Less payments for leases that have not yet commenced	(31.1)
Less imputed interest	(122.9)
Total lease liabilities	$499.9
Legal Matters
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of any amounts accrued, for the matters that have not been resolved. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued. The Company believes that the claims alleged against it in the matters described below are without merit.
The Foy Matter
Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners, L.P. (“CMP”) were named as defendants in Foy v. Austin Capital, a case filed in June 2009 in state court in New Mexico, which purported to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act. The trial court dismissed the lawsuit in September 2017, and all appeals have now been dismissed. The matter has been closed.
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds, Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of $87.5 million. In August 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. A trial is scheduled to begin in Delaware in October 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The former directors of Authentix are covered by indemnification from Authentix and an Authentix insurance policy. The defendants intend to contest the claims vigorously.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is remote that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The defendants filed a motion to dismiss the complaint on October 28, 2022, and intend to contest the claims vigorously.
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). The Company intends to cooperate fully with the SEC’s inquiry.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2022, the Company had recorded liabilities aggregating to approximately $40 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.5 million as of September 30, 2022) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.

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
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Accrued incentive fees	$14.5	$12.2
Unbilled receivable for giveback obligations from current and former employees	10.4	—
Notes receivable and accrued interest from affiliates	41.3	25.3
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	420.2	342.1
Total	$486.4	$379.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of September 30, 2022. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of September 30, 2022 and December 31, 2021 also include interest-bearing loans of $22.3 million and $18.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (5.25% as of September 30, 2022) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$15.6	$—
Due to non-consolidated affiliates	77.2	60.5
Deferred consideration for Carlyle Holdings units	133.7	200.5
Amounts owed under the tax receivable agreement	101.9	101.9
Other	23.2	25.2
Total	$351.6	$388.1
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees was made at market rates throughout the year based on budgeted business usage. When actual business use exceeded budgeted aircraft use, the Company made additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeded the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, we receive reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments were calculated annually and payments or reimbursements were generally made after year-end. During the three and nine months ended September 30, 2022, the Company made net payments related to these

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

aircraft totaling $0.4 million and $0.9 million, respectively. During the three and nine months ended September 30, 2021, the Company received net reimbursements related to these aircraft totaling $0.5 million and $1.2 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2022, the Company terminated its remaining aircraft lease agreement and as of September 30, 2022 the Company had no active aircraft lease agreements.
On May 5, 2020, the Company purchased 2,000,000 shares of BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. At any time after May 5, 2023 and with the approval of its board of directors, CSL will have the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. The Company recorded dividend income of $0.9 million and $2.6 million during the three and nine months ended September 30, 2022, respectively. The Company recorded dividend income of $0.9 million and $2.6 million, respectively, during the three and nine months ended September 30, 2021. Dividend income from the BDC Preferred Shares is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $61.2 million and $72.5 million as of September 30, 2022 and December 31, 2021, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
12. Income Taxes
The Company’s provision (benefit) for income taxes was $76.2 million and $153.9 million for the three months ended September 30, 2022 and 2021, respectively, and $274.9 million and $733.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 21% and 22% for the three months ended September 30, 2022 and 2021, respectively, and 20% and 24% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, the impact of which was greater during the nine months ended September 30, 2022 due to a larger number of vested units. The effective tax rate for the nine months ended September 30, 2022 also reflects a deferred tax benefit resulting from a reduction in certain future foreign withholding taxes as well as the use of foreign tax credits. As of September 30, 2022 and December 31, 2021, the Company had federal, state, local and foreign taxes payable of $64.9 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2022, the Company’s U.S. federal income tax returns for years 2018 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.

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
On August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax effective in 2023, a 1% tax on net share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. While these tax laws have no immediate effect, the Company is continuing to evaluate the impact of the IRA on its financial statements as further information becomes available.
13. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$346.8	$180.1
Non-Carlyle interests in majority-owned subsidiaries	187.4	234.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	3.0	12.7
Non-controlling interests in consolidated entities	$537.2	$427.2
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(15.7)	$0.7	$14.0	$0.9
Non-Carlyle interests in majority-owned subsidiaries	16.3	13.2	11.9	46.6
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	1.0	0.7	2.4	10.2
Non-controlling interests in income of consolidated entities	$1.6	$14.6	$28.3	$57.7

14. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$280,800,000	$280,800,000	$1,097,800,000	$1,097,800,000
Weighted-average common shares outstanding	362,895,064	366,787,149	360,657,999	365,389,217
Net income per common share	$0.77	$0.77	$3.04	$3.00

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shares	$532,800,000	$532,800,000	$2,327,100,000	$2,327,100,000
Weighted-average common shares outstanding	355,954,734	364,740,675	354,903,371	362,471,998
Net income per common share	$1.50	$1.46	$6.56	$6.42

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	362,895,064	362,895,064	360,657,999	360,657,999
Unvested restricted stock units	—	1,698,568	—	2,845,204
Issuable common shares and performance-vesting restricted stock units	—	2,193,517	—	1,886,014
Weighted-average common shares outstanding	362,895,064	366,787,149	360,657,999	365,389,217

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	355,954,734	355,954,734	354,903,371	354,903,371
Unvested restricted stock units	—	6,716,547	—	5,582,360
Issuable common shares and performance-vesting restricted stock units	—	2,069,394	—	1,986,267
Weighted-average common shares outstanding	355,954,734	364,740,675	354,903,371	362,471,998
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

15. Equity
Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. During the three and nine months ended September 30, 2022, the Company distributed 78,953 and 850,110, respectively, fully vested, newly issued common shares, related to previously accrued performance allocations and incentive fee related compensation of $2.4 million and $38.9 million, respectively. The Company has determined to pause the issuance of shares pursuant to this program.
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock, which replaced an authorization provided in February 2021 effective January 1, 2022. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2022 and 2021, the Company paid an aggregate of $146.9 million and $84.5 million, respectively, to repurchase and retire approximately 3.6 million and 1.9 million shares, respectively, with all of the repurchases done via open

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

market and brokered transactions. As of September 30, 2022, $253.1 million of repurchase capacity remained under the program.
Shares Issued in Connection with Acquisitions
In August 2022, the Company issued 0.6 million shares of common stock, which represented $25.0 million of the purchase price paid in the acquisition of Abingworth. In March 2022, the Company issued 4.2 million shares of common stock, which represented $194.5 million of the purchase price paid in the acquisition of management contracts related to a portfolio of assets from CBAM. See Note 4 to the unaudited condensed consolidated financial statements for a further description of these acquisitions.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 11, 2021	May 19, 2021	$0.250	$88.7
August 10, 2021	August 17, 2021	0.250	89.3
November 9, 2021	November 17, 2021	0.250	89.1
February 15, 2022	February 23, 2022	0.250	89.5
Total 2021 Dividend Year		$1.000	$356.6

May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
Total 2022 Dividend Year (through Q3 2022)		$0.975	$354.1
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
16. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common shares available for grant and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of September 30, 2022, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 12,994,991.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2022 and a summary of changes for the nine months ended September 30, 2022, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares (1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	14,775,651	$30.70	635,430	$29.27
Granted	3,616,132	$42.96	188,223	$49.06
Vested	5,572,684	$27.74	370,773	$26.54
Forfeited	1,585,664	$29.29	—	$—
Balance, September 30, 2022	11,233,435	$36.32	452,880	$39.73
(1) Includes common shares issued in connection with the Company’s strategic investment in NGP.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $54.2 million and $42.5 million for the three months ended September 30, 2022 and 2021, respectively, with $6.1 million and $8.4 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $139.3 million and $122.0 million for the nine months ended September 30, 2022 and 2021, respectively, with $23.5 million and $25.6 million of corresponding deferred tax benefits, respectively. As of September 30, 2022, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $271.9 million, which is expected to be recognized over a weighted-average term of 2.0 years.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2022:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.1	$128.4	$55.6	$514.1
Portfolio advisory and transaction fees, net and other	7.7	27.3	—	35.0
Fee related performance revenues	6.1	14.5	—	20.6
Total fund level fee revenues	343.9	170.2	55.6	569.7
Realized performance revenues	628.4	63.0	73.4	764.8
Realized principal investment income	46.0	9.2	1.5	56.7
Interest income	5.1	4.5	0.9	10.5
Total revenues	1,023.4	246.9	131.4	1,401.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	146.7	69.9	30.1	246.7
Realized performance revenues related compensation	283.5	28.9	61.3	373.7
Total compensation and benefits	430.2	98.8	91.4	620.4
General, administrative, and other indirect expenses	65.3	26.4	9.1	100.8
Depreciation and amortization expense	6.3	2.1	1.2	9.6
Interest expense	15.9	7.9	2.7	26.5
Total expenses	517.7	135.2	104.4	757.3
Distributable Earnings	$505.7	$111.7	$27.0	$644.4
(-) Realized Net Performance Revenues	344.9	34.1	12.1	391.1
(-) Realized Principal Investment Income	46.0	9.2	1.5	56.7
(+) Net Interest	10.8	3.4	1.8	16.0
(=) Fee Related Earnings	$125.6	$71.8	$15.2	$212.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$971.3	$345.8	$167.4	$1,484.5
Portfolio advisory and transaction fees, net and other	21.3	72.1	—	93.4
Fee related performance revenues	59.0	41.2	—	100.2
Total fund level fee revenues	1,051.6	459.1	167.4	1,678.1
Realized performance revenues	1,302.1	96.6	122.3	1,521.0
Realized principal investment income	94.4	28.2	4.2	126.8
Interest income	6.7	8.6	1.2	16.5
Total revenues	2,454.8	592.5	295.1	3,342.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	453.9	214.2	84.1	752.2
Realized performance revenues related compensation	588.7	45.0	107.3	741.0
Total compensation and benefits	1,042.6	259.2	191.4	1,493.2
General, administrative, and other indirect expenses	170.1	70.2	24.7	265.0
Depreciation and amortization expense	18.9	6.0	3.7	28.6
Interest expense	47.7	23.5	8.4	79.6
Total expenses	1,279.3	358.9	228.2	1,866.4
Distributable Earnings	$1,175.5	$233.6	$66.9	$1,476.0
(-) Realized Net Performance Revenues	713.4	51.6	15.0	780.0
(-) Realized Principal Investment Income	94.4	28.2	4.2	126.8
(+) Net Interest	41.0	14.9	7.2	63.1
(=) Fee Related Earnings	$408.7	$168.7	$54.9	$632.3
Segment assets as of September 30, 2022	$10,046.3	$3,205.3	$1,741.6	$14,993.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$265.1	$81.3	$59.3	$405.7
Portfolio advisory and transaction fees, net and other	7.3	15.9	—	23.2
Fee related performance revenues	—	11.2	—	11.2
Total fund level fee revenues	272.4	108.4	59.3	440.1
Realized performance revenues	962.9	2.1	45.9	1,010.9
Realized principal investment income	61.6	7.4	2.3	71.3
Interest income	0.2	1.3	—	1.5
Total revenues	1,297.1	119.2	107.5	1,523.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	133.6	58.7	25.7	218.0
Realized performance revenues related compensation	434.5	1.0	41.9	477.4
Total compensation and benefits	568.1	59.7	67.6	695.4
General, administrative, and other indirect expenses	38.4	14.7	6.9	60.0
Depreciation and amortization expense	7.1	2.3	1.3	10.7
Interest expense	17.4	6.8	2.9	27.1
Total expenses	631.0	83.5	78.7	793.2
Distributable Earnings	$666.1	$35.7	$28.8	$730.6
(-) Realized Net Performance Revenues	528.4	1.1	4.0	533.5
(-) Realized Principal Investment Income	61.6	7.4	2.3	71.3
(+) Net Interest	17.2	5.5	2.9	25.6
(=) Fee Related Earnings	$93.3	$32.7	$25.4	$151.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$788.7	$227.6	$171.6	$1,187.9
Portfolio advisory and transaction fees, net and other	24.1	34.1	0.3	58.5
Fee related performance revenues	—	31.0	—	31.0
Total fund level fee revenues	812.8	292.7	171.9	1,277.4
Realized performance revenues	1,525.9	2.2	105.2	1,633.3
Realized principal investment income	109.3	23.1	6.7	139.1
Interest income	0.9	4.5	0.1	5.5
Total revenues	2,448.9	322.5	283.9	3,055.3
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	396.3	168.0	83.3	647.6
Realized performance revenues related compensation	688.3	1.0	97.1	786.4
Total compensation and benefits	1,084.6	169.0	180.4	1,434.0
General, administrative, and other indirect expenses	116.2	39.5	21.5	177.2
Depreciation and amortization expense	19.3	6.2	3.5	29.0
Interest expense	46.9	19.4	7.9	74.2
Total expenses	1,267.0	234.1	213.3	1,714.4
Distributable Earnings	$1,181.9	$88.4	$70.6	$1,340.9
(-) Realized Net Performance Revenues	837.6	1.2	8.1	846.9
(-) Realized Principal Investment Income	109.3	23.1	6.7	139.1
(+) Net Interest	46.0	14.9	7.8	68.7
(=) Fee Related Earnings	$281.0	$79.0	$63.6	$423.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,401.7	$79.7	$(392.9)	(a)	$1,088.5
Expenses	$757.3	$62.0	$(119.7)	(b)	$699.6
Other income	$—	$(30.3)	$—	(c)	$(30.3)
Distributable earnings	$644.4	$(12.6)	$(273.2)	(d)	$358.6

	Three Months Ended September 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,523.8	$62.1	$53.6	(a)	$1,639.5
Expenses	$793.2	$51.9	$93.0	(b)	$938.1
Other income	$—	$(0.1)	$—	(c)	$(0.1)
Distributable earnings	$730.6	$10.1	$(39.4)	(d)	$701.3
    The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the nine months ended September 30, 2022 and 2021, and Total Assets as of September 30, 2022.

	Nine Months Ended September 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$3,342.4	$204.6	$172.3	(a)	$3,719.3
Expenses	$1,866.4	$166.0	$234.9	(b)	$2,267.3
Other income (loss)	$—	$(51.0)	$—	(c)	$(51.0)
Distributable earnings	$1,476.0	$(12.4)	$(62.6)	(d)	$1,401.0
Total assets	$14,993.2	$6,695.8	$(596.6)	(e)	$21,092.4

	Nine Months Ended September 30, 2021
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$3,055.3	$185.3	$3,542.4	(a)	$6,783.0
Expenses	$1,714.4	$162.6	$1,797.3	(b)	$3,674.3
Other income (loss)	$—	$9.6	$—	(c)	$9.6
Distributable earnings	$1,340.9	$32.3	$1,745.1	(d)	$3,118.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(376.2)	$(29.8)	$334.8	$3,212.7
Unrealized principal investment income (loss)	(29.9)	70.4	(33.3)	280.5
Principal investment loss from dilution of indirect investment in Fortitude	—	—	(176.9)	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.8)	(3.6)	(9.9)	(10.2)
Tax expense associated with certain foreign performance revenues	0.1	0.1	—	0.3
Non-controlling interests and other adjustments to present certain costs on a net basis	28.4	33.2	60.0	119.6
Elimination of revenues of Consolidated Funds	(11.5)	(16.7)	(2.4)	(60.5)
	$(392.9)	$53.6	$172.3	$3,542.4

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$569.7	$440.1	$1,678.1	$1,277.4
Adjustments (1)	(33.8)	(32.6)	(145.2)	(94.5)
Carlyle Consolidated - Fund management fees	$535.9	$407.5	$1,532.9	$1,182.9

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(224.0)	$15.0	$(50.4)	$1,567.1
Equity-based compensation	56.0	44.3	145.0	129.5
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	42.4	24.4	124.9	54.7
Tax expense associated with certain foreign performance revenues related compensation	3.7	(2.5)	3.0	(12.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	7.5	15.9	35.8	53.2
Right-of-use asset impairment	—	—	—	26.8
Other adjustments including severance	3.1	3.2	5.4	7.2
Elimination of expenses of Consolidated Funds	(8.4)	(7.3)	(28.8)	(29.1)
	$(119.7)	$93.0	$234.9	$1,797.3

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$358.6	$701.3	$1,401.0	$3,118.3
Adjustments:
Net unrealized performance and fee related performance revenues	152.2	44.8	(385.2)	(1,645.6)
Unrealized principal investment (income) loss	29.9	(70.4)	33.3	(280.5)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	176.9	—
Equity-based compensation (1)	56.0	44.3	145.0	129.5
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	42.4	24.4	124.9	54.7
Tax expense associated with certain foreign performance revenues	3.8	(2.4)	3.0	(11.8)
Net income attributable to non-controlling interests in consolidated entities	(1.6)	(14.6)	(28.3)	(57.7)
Right-of-use asset impairment	—	—	—	26.8
Other adjustments including severance	3.1	3.2	5.4	7.2
Distributable Earnings	$644.4	$730.6	$1,476.0	$1,340.9
Realized performance revenues, net of related compensation (2)	391.1	533.5	780.0	846.9
Realized principal investment income (2)	56.7	71.3	126.8	139.1
Net interest	16.0	25.6	63.1	68.7
Fee Related Earnings	$212.6	$151.4	$632.3	$423.6

(1)Equity-based compensation for the three and nine months ended September 30, 2022 and 2021 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$298.1	$466.7	$764.8
Performance revenues related compensation expense	163.5	210.2	373.7
Net performance revenues	$134.6	$256.5	$391.1

Principal investment income (loss)	$124.2	$(67.5)	$56.7

	Nine Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,346.2	$174.8	$1,521.0
Performance revenues related compensation expense	741.2	(0.2)	741.0
Net performance revenues	$605.0	$175.0	$780.0

Principal investment income (loss)	$500.5	$(373.7)	$126.8

	Three Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$974.5	$36.4	$1,010.9
Performance revenues related compensation expense	495.2	(17.8)	477.4
Net performance revenues	$479.3	$54.2	$533.5

Principal investment income (loss)	$160.4	$(89.1)	$71.3

	Nine Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$4,841.3	$(3,208.0)	$1,633.3
Performance revenues related compensation expense	2,355.8	(1,569.4)	786.4
Net performance revenues	$2,485.5	$(1,638.6)	$846.9

Principal investment income (loss)	$477.2	$(338.1)	$139.1

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

18. Subsequent Events
Dividends
In November 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share of common stock to common stockholders of record at the close of business on November 18, 2022, payable on November 25, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,361.9	$—	$—	$1,361.9
Cash and cash equivalents held at Consolidated Funds	—	177.2	—	177.2
Restricted cash	0.6	—	—	0.6
Corporate treasury investments	69.5	—	—	69.5
Investments, including performance allocations of $7,428.7 million	11,130.8	—	(132.6)	10,998.2
Investments of Consolidated Funds	—	6,409.7	—	6,409.7
Due from affiliates and other receivables, net	950.4	—	(464.0)	486.4
Due from affiliates and other receivables of Consolidated Funds, net	—	108.6	—	108.6
Fixed assets, net	134.4	—	—	134.4
Lease right-of-use assets, net	333.5	—	—	333.5
Deposits and other	69.1	0.3	—	69.4
Intangible assets, net	925.1	—	—	925.1
Deferred tax assets	17.9	—	—	17.9
Total assets	$14,993.2	$6,695.8	$(596.6)	$21,092.4
Liabilities and equity
Debt obligations	$2,235.0	$—	$—	$2,235.0
Loans payable of Consolidated Funds	—	5,975.3	(458.4)	5,516.9
Accounts payable, accrued expenses and other liabilities	379.4	—	—	379.4
Accrued compensation and benefits	4,347.7	—	—	4,347.7
Due to affiliates	336.0	15.7	(0.1)	351.6
Deferred revenue	394.2	—	—	394.2
Deferred tax liabilities	449.9	—	—	449.9
Other liabilities of Consolidated Funds	—	222.1	(0.1)	222.0
Lease liabilities	499.9	—	—	499.9
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,683.0	6,213.1	(458.6)	14,437.5
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,123.0	157.2	(157.2)	3,123.0
Retained earnings	3,430.8	—	—	3,430.8
Accumulated other comprehensive loss	(437.6)	(21.3)	19.2	(439.7)
Non-controlling interests in consolidated entities	190.4	346.8	—	537.2
Total equity	6,310.2	482.7	(138.0)	6,654.9
Total liabilities and equity	$14,993.2	$6,695.8	$(596.6)	$21,092.4

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$542.1	$—	$(6.2)	$535.9
Incentive fees	15.2	—	(0.1)	15.1
Investment income
Performance allocations	297.8	—	0.3	298.1
Principal investment income	127.6	—	(3.4)	124.2
Total investment income	425.4	—	(3.1)	422.3
Interest and other income	37.6	—	(2.1)	35.5
Interest and other income of Consolidated Funds	—	79.7	—	79.7
Total revenues	1,020.3	79.7	(11.5)	1,088.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	251.4	—	—	251.4
Equity-based compensation	54.2	—	—	54.2
Performance allocations and incentive fee related compensation	163.5	—	—	163.5
Total compensation and benefits	469.1	—	—	469.1
General, administrative and other expenses	149.3	—	(0.1)	149.2
Interest	27.3	—	—	27.3
Interest and other expenses of Consolidated Funds	—	62.0	(8.3)	53.7
Other non-operating expense	0.3	—	—	0.3
Total expenses	646.0	62.0	(8.4)	699.6
Other income (loss)
Net investment loss of Consolidated Funds	—	(30.3)	—	(30.3)
Income (loss) before provision for income taxes	374.3	(12.6)	(3.1)	358.6
Provision for income taxes	76.2	—	—	76.2
Net income (loss)	298.1	(12.6)	(3.1)	282.4
Net income attributable to non-controlling interests in consolidated entities	17.3	—	(15.7)	1.6
Net income (loss) attributable to The Carlyle Group Inc.	$280.8	$(12.6)	$12.6	$280.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,552.0	$—	$(19.1)	$1,532.9
Incentive fees	42.7	—	(0.1)	42.6
Investment income
Performance allocations	1,350.7	—	(4.5)	1,346.2
Principal investment income	463.9	—	36.6	500.5
Total investment income	1,814.6	—	32.1	1,846.7
Interest and other income	107.8	—	(15.3)	92.5
Interest and other income of Consolidated Funds	—	204.6	—	204.6
Total revenues	3,517.1	204.6	(2.4)	3,719.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	779.7	—	—	779.7
Equity-based compensation	139.3	—	—	139.3
Performance allocations and incentive fee related compensation	741.2	—	—	741.2
Total compensation and benefits	1,660.2	—	—	1,660.2
General, administrative and other expenses	387.1	—	0.1	387.2
Interest	82.0	—	—	82.0
Interest and other expenses of Consolidated Funds	—	166.0	(28.9)	137.1
Other non-operating expense	0.8	—	—	0.8
Total expenses	2,130.1	166.0	(28.8)	2,267.3
Other income (loss)
Net investment loss of Consolidated Funds	—	(51.0)	—	(51.0)
Income (loss) before provision for income taxes	1,387.0	(12.4)	26.4	1,401.0
Provision for income taxes	274.9	—	—	274.9
Net income (loss)	1,112.1	(12.4)	26.4	1,126.1
Net income attributable to non-controlling interests in consolidated entities	14.3	—	14.0	28.3
Net income (loss) attributable to The Carlyle Group Inc.	$1,097.8	$(12.4)	$12.4	$1,097.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$414.3	$—	$(6.8)	$407.5
Incentive fees	13.1	—	—	13.1
Investment income
Performance allocations	974.5	—	—	974.5
Principal investment income	165.2	—	(4.8)	160.4
Total investment income	1,139.7	—	(4.8)	1,134.9
Interest and other income	27.0	—	(5.1)	21.9
Interest and other income of Consolidated Funds	—	62.1	—	62.1
Total revenues	1,594.1	62.1	(16.7)	1,639.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	224.9	—	—	224.9
Equity-based compensation	42.4	—	—	42.4
Performance allocations and incentive fee related compensation	495.2	—	—	495.2
Total compensation and benefits	762.5	—	—	762.5
General, administrative and other expenses	99.6	—	—	99.6
Interest	27.9	—	—	27.9
Interest and other expenses of Consolidated Funds	—	51.9	(7.3)	44.6
Other non-operating income	3.5	—	—	3.5
Total expenses	893.5	51.9	(7.3)	938.1
Other income
Net investment loss of Consolidated Funds	—	(0.1)	—	(0.1)
Income before provision for income taxes	700.6	10.1	(9.4)	701.3
Provision for income taxes	153.9	—	—	153.9
Net income	546.7	10.1	(9.4)	547.4
Net income attributable to non-controlling interests in consolidated entities	13.9	—	0.7	14.6
Net income attributable to The Carlyle Group Inc.	532.8	10.1	(10.1)	532.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,201.5	$—	$(18.6)	$1,182.9
Incentive fees	33.0	—	—	33.0
Investment income
Performance allocations	4,841.3	—	—	4,841.3
Principal investment income	503.1	—	(25.9)	477.2
Total investment income	5,344.4	—	(25.9)	5,318.5
Interest and other income	79.3	—	(16.0)	63.3
Interest and other income of Consolidated Funds	—	185.3	—	185.3
Total revenues	6,658.2	185.3	(60.5)	6,783.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	685.2	—	—	685.2
Equity-based compensation	122.0	—	—	122.0
Performance allocations and incentive fee related compensation	2,355.8	—	—	2,355.8
Total compensation and benefits	3,163.0	—	—	3,163.0
General, administrative and other expenses	300.4	—	—	300.4
Interest	76.4	—	—	76.4
Interest and other expenses of Consolidated Funds	—	162.6	(29.1)	133.5
Other non-operating income	1.0	—	—	1.0
Total expenses	3,540.8	162.6	(29.1)	3,674.3
Other income
Net investment gain of Consolidated Funds	—	9.6	—	9.6
Income before provision for income taxes	3,117.4	32.3	(31.4)	3,118.3
Provision for income taxes	733.5	—	—	733.5
Net income	2,383.9	32.3	(31.4)	2,384.8
Net income attributable to non-controlling interests in consolidated entities	56.8	—	0.9	57.7
Net income attributable to The Carlyle Group Inc.	2,327.1	32.3	(32.3)	2,327.1

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,112.1	$2,383.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	102.7	40.5
Right-of-use asset impairment, net of broker fees	—	24.8
Equity-based compensation	139.3	122.0
Non-cash performance allocations and incentive fees	179.4	(1,662.3)
Non-cash principal investment income	(434.9)	(470.7)
Other non-cash amounts	(27.4)	20.7
Purchases of investments	(582.4)	(250.9)
Proceeds from the sale of investments	410.2	559.1
Payments of contingent consideration	(5.7)	(50.0)
Change in deferred taxes, net	(2.3)	449.1
Change in due from affiliates and other receivables	(62.0)	(21.1)
Change in deposits and other	(12.8)	(23.3)
Change in accounts payable, accrued expenses and other liabilities	(27.7)	90.9
Change in accrued compensation and benefits	(265.3)	17.3
Change in due to affiliates	2.4	1.4
Change in lease right-of-use asset and lease liability	(7.0)	5.9
Change in deferred revenue	274.9	247.6
Net cash provided by operating activities	793.5	1,484.9
Cash flows from investing activities
Purchases of corporate treasury investments, net	(69.6)	—
Purchases of fixed assets, net	(25.0)	(27.0)
Purchase of Abingworth, net of cash acquired	(150.2)	—
Purchase of CBAM intangibles and investments, net	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	5.9
Proceeds from sale of Brazil management entity, net of cash sold	—	3.3
Net cash used in investing activities	(863.2)	(17.8)
Cash flows from financing activities
Borrowings under credit facilities	—	70.0
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.1
Payments on CLO borrowings	(8.9)	(231.5)
Proceeds from CLO borrowings, net of financing costs	55.2	87.5
Payments of contingent consideration	—	(0.1)
Dividends to common stockholders	(325.4)	(266.7)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	7.2	13.1
Distributions to non-controlling interest holders	(52.5)	(56.3)
Common shares issued for performance allocations	38.9	—
Common shares repurchased	(146.9)	(84.5)
Change in due to/from affiliates financing activities	(471.6)	21.8
Net cash used in financing activities	(972.8)	(31.4)
Effect of foreign exchange rate changes	(70.1)	(19.4)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,112.6)	1,416.3
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,362.5	$2,405.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$219.5	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,361.9	$2,399.0
Restricted cash	0.6	6.9
Total cash, cash equivalents and restricted cash, end of period	$1,362.5	$2,405.9

Cash and cash equivalents held at Consolidated Funds	$177.2	$134.8

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
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, our infrastructure and natural resources funds, and our Legacy Energy funds (as defined below). The segment also includes the NGP Carry Funds advised by NGP. As of September 30, 2022, our Global Private Equity segment had $164 billion in AUM and $106 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of September 30, 2022, our Global Credit segment had $141 billion in AUM and $117 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises fund of funds programs and related co-investment and secondary activities. As of September 30, 2022, our Global Investment Solutions segment had $63 billion in AUM and $36 billion in Fee-earning AUM. Our Investment Solutions segment also included Metropolitan Real Estate (“MRE”) prior to its sale on April 1, 2021.
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
Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds and structured credit funds), assets under management (open-end products and non-carry Aviation vehicles), gross assets (in the case of our BDCs) and vintage year of the active funds in each of our segments, as of September 30, 2022. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended and accordingly do not have committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Global Private Equity[1]						Global Credit
Corporate Private Equity			Real Estate Carry Funds			Liquid Credit
Carlyle Partners (U.S.)			Carlyle Realty Partners (U.S.)			Cash CLOs
CP VIII	$14.0 bn	2021	CRP IX	$8.0 bn	2021	U.S.	$40.0 bn	2012-2022
CP VII	$18.5 bn	2018	CRP VIII	$5.5 bn	2017	Europe	€10.3 bn	2013-2022
CP VI	$13.0 bn	2014	CRP VII	$4.2 bn	2014	Structured Credit Funds
CP V	$13.7 bn	2007	CRP VI	$2.3 bn	2011	CREV II	$0.5 bn	2022
Global Financial Services Partners			CRP V	$3.0 bn	2006	CREV	$0.5 bn	2020
CGFSP III	$1.0 bn	2018	CRP IV	$1.0 bn	2005	CSC	$0.8 bn	2017
CGFSP II	$1.0 bn	2013	Core Plus Real Estate (U.S.)			Illiquid Credit
Carlyle Europe Partners			CPI[3]	$8.2 bn	2016	Business Development Companies[2]
CEP V	€6.4 bn	2018	International Real Estate			CSL III	$0.3 bn	2022
CEP IV	€3.8 bn	2014	CER II	€0.5 bn	2021	CARS[6]	$2.1 bn	2017
CEP III	€5.3 bn	2007	CER I	€0.5 bn	2017	CSL[7]	$2.0 bn	2013
CEP II	€1.8 bn	2003	CEREP III	€2.2 bn	2007	Direct Lending Funds[3]
Carlyle Asia Partners			Infrastructure & Natural Resources Funds			CDLF	$0.1 bn	2022
CAP V	$6.6 bn	2018				U.S Middle Market CLOs	$1.7 bn	2017-2022
CBPF II	RMB 2.0 bn	2017	NGP Energy Carry Funds			Opportunistic Credit Carry Funds
CAP IV	$3.9 bn	2014	NGP XII	$4.3 bn	2017	CCOF II	$4.4 bn	2020
CAP III	$2.6 bn	2008	NGP XI	$5.3 bn	2014	CCOF I	$2.4 bn	2017
Carlyle Japan Partners			NGP X	$3.6 bn	2012	Distressed Credit Carry Funds
CJP IV	¥258.0 bn	2020	Other NGP Carry Funds			CSP IV	$2.5 bn	2016
CJP III	¥119.5 bn	2013	NGP ETP IV	$0.4 bn	2022	CSP III	$0.7 bn	2011
Carlyle Global Partners			NGP Minerals II	$0.4 bn	2022	CSP II	$1.4 bn	2007
CGP II	$1.8 bn	2020	NGP Minerals	$0.3 bn	2020	Real Assets Credit
CGP I	$3.6 bn	2015	NGP GAP	$0.4 bn	2014	Infrastructure Credit Carry Fund
Carlyle MENA Partners			International Energy Carry Funds			CICF	$0.6 bn	2021
MENA I	$0.5 bn	2008	CIEP II	$2.3 bn	2019	Real Estate Credit Carry Fund
Carlyle South American Buyout Fund			CIEP I	$2.5 bn	2013	CNLI[8]	$0.5 bn	2022
CSABF I	$0.8 bn	2009	Infrastructure Funds			Energy Credit Carry Funds
Carlyle Sub-Saharan Africa Fund			CRSEF II	$0.4 bn	2022	CEMOF II	$2.8 bn	2015
CSSAF I	$0.7 bn	2012	CRSEF	$0.7 bn	2019	CEMOF I	$1.4 bn	2011
Carlyle Peru Fund			CGIOF	$2.2 bn	2019	Carlyle Aviation Partners
CPF I	$0.3 bn	2012	CPP II	$1.5 bn	2014	SASOF V	$1.0 bn	2020
Carlyle U.S. Venture/Growth Partners			CPOCP	$0.5 bn	2013	SASOF IV	$1.0 bn	2018
CP Growth	$1.1 bn	2021				SASOF III	$0.8 bn	2015
CEOF II	$2.4 bn	2015				CALF	$0.7 bn	2021
CEOF I	$1.1 bn	2011				Securitization Vehicles[3]	$5.8 bn	Various
CVP II	$0.6 bn	2001				8 Other Vehicles[3]	$3.9 bn	Various
Carlyle Europe Technology Partners						Other Credit
CETP V	€3.0 bn	2022				Fortitude[4]	$50.5 bn	2020
CETP IV	€1.4 bn	2019				CTAC[2]	$2.0 bn	2018
CETP III	€0.7 bn	2014
Carlyle Life Sciences						Global Investment Solutions[5]
ACCD 2	$0.6 bn	2021				AlpInvest
ABV 8	$0.5 bn	2020				Fund of Private Equity Funds
Other vehicles[9]	$0.8 bn	2012-2017				138 vehicles	€52.6 bn	2000-2022
Carlyle Asia Venture/Growth Partners						Secondary Investments
CAP Growth II	$1.0 bn	2021				110 vehicles	€27.0 bn	2002-2022
CAP Growth I	$0.3 bn	2017				Co-Investments
CAGP IV	$1.0 bn	2008				93 vehicles	€21.4 bn	2002-2022
Carlyle Cardinal Ireland
CCI	€0.3 bn	2014

Note: All amounts shown represent total capital commitments as of September 30, 2022 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. In addition, certain carry funds included herein may be disclosed which are not included in fund performance if they have not made an initial capital call or commenced investment activity. The NGP funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
(1)Global Private Equity also includes funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Amounts represent gross assets plus any available capital as of September 30, 2022.

(3)Amounts represent Total AUM as of September 30, 2022.
(4)Includes Carlyle FRL, capital raised from a strategic third-party investor which directly invests in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
(5)On April 1, 2021, we completed the sale of our interest in Metropolitan Real Estate.
(6)Carlyle Credit Solutions, Inc., which was renamed from TCG BDC II, Inc. in March 2022.
(7)Carlyle Secured Lending, Inc., which was renamed from TCG BDC, Inc. in April 2022.
(8)Excludes $0.3 billion in capital commitments to CNLI made by a Carlyle-affiliated fund, as well as Carlyle’s strategic investment of $0.2 billion.
(9)Includes ABV VI, AB VII, and ACCD, on which we are not entitled to a share of the carried interest but are entitled to management fees.

Trends Affecting our Business
The third quarter of 2022 was characterized by continued market volatility, weakening fundamentals in the U.S and Europe, and tightening financial conditions. While experiences spending is a bright spot in the U.S. economy, with hotel stays and domestic air travel rising above pre-pandemic averages in the third quarter of 2022, and overall U.S. GDP growth was 2.6% in the third quarter of 2022, goods spending (in real terms) and fixed investment continue to decline. Fixed investment in the U.S., namely residential construction activity, slowed significantly over the quarter due to a 200+ basis points (bps) increase in average mortgage rates and the subsequent collapse in home construction and purchasing activity. In September 2022, consumer prices rose 8.2% from a year earlier, and core prices, which exclude food and energy, rose at the fastest pace in four decades, driven primarily by measured increases in housing and rents. Persistently high inflation readings increase the likelihood that the Federal Reserve will raise interest rates to the point of a potential U.S. recession over the next 6 to 12 months.
In Europe, sales declined rapidly in September after a summer resurgence in international tourism boosted consumption in the first half of the quarter, and the environment remains challenging as the economy faces a worsening energy crisis heading into the winter months. Forward wholesale electricity prices have moderated on policy actions by the European Commission, but remain nine times higher than that of typical levels a few years ago. European governments have implemented various subsidies and price caps to insulate households and some businesses from energy costs, but the negative income shock is increasingly visible in our data. The industrial sector is most vulnerable to the brunt of the crisis. Industrial production costs have increased by 40% on average relative to year-ago levels and more than 200% for certain gas-intensive industrial processes. Portfolio data indicate European real GDP growth likely entered contraction territory by the end of September. The prospect of energy shortages and mandated rationing during the upcoming winter months could have significant implications for European businesses, consumers, and the economy more broadly. Beyond energy, certain economies with very high household debt levels, such as the United Kingdom and Sweden, also face rising risks as mortgage rates reset and depress disposable income.
While Europe’s energy subsidies may soften the blow of the ongoing energy crisis to domestic consumers and businesses, the effect is to bid away already scarce natural gas from other net energy importers, many of which are emerging market economies that cannot compete on price. The IMF forecasts that there will be between 20 and 30 sovereign defaults in 2023 and 2024 and that 1.7 billion people are at risk of food insecurity. The triple threat of expensive and scarce energy supplies, food shortages, and relative U.S. dollar strength pose a significant challenge to many emerging market economies around the globe, which in turn increases the risk of political and social unrest.
China’s economy grew in the third quarter of 2022 after contracting sharply in the second quarter on COVID policy lockdowns, but continued restrictions have tempered gains. Our portfolio data indicate that China's economy grew 10%, annualized, over the third quarter, but this is largely due to base effects from a very weak second quarter; on a year-over-year basis, this translates into sub-3% growth. Foot traffic in our portfolio retail locations declined year-over-year throughout the quarter and domestic cargo volumes remain at half of pre-pandemic levels. China’s growth should improve as restrictions loosen, but a timeline for this is unclear. At the same time, the relationship between China and the U.S. remains strained, and tensions between China and Taiwan continue to mount, raising risks of further global economic volatility given the connection between the China and U.S. economies.
Estimates anticipate S&P 500 constituents’ Q3 2022 earnings grew 1.6% from a year ago, the slowest growth rate reported since Q3 2020. While the blended earnings growth estimate is positive, seven of eleven sectors estimate year-over-year earnings declines, led by financials, communication services and materials. The estimated blended net profit margin is 12.1%, down from 12.9% a year ago, an early indication that the Federal Reserve’s tightening regime is beginning to reign in the broad pricing power U.S. corporations have enjoyed in the post-pandemic period. Equity market volatility continued throughout the third quarter as persistently high inflation readings motivated the Federal Reserve to harden its hawkish stance. Year-to-date in 2022, 10-year Treasury yields have risen 243 bps as of October 13, 2022. The Federal Reserve raised the federal funds rate by 75 bps in three consecutive meetings in June, July, and September, and given recent inflation data, indicated that more hikes are forthcoming. Futures markets have priced in additional rate increases at both remaining Federal Reserve meetings in 2022 of 75 bps in November and 25-50 bps in December. The Dow Jones, S&P 500, and Nasdaq 100 fell 2.4%, 3.1%, and 3.4%, respectively, from June 30, 2022 to October 13, 2022. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite fell 7.8%, 2.7%, and 11.2%, respectively, over the same period.
Obtaining financing in both the high yield bond market and the leveraged loan market is currently challenging. Year-to-date through September, global bond funds experienced over $310 billion in outflows. Leveraged loans, which are floating rate and thus typically more appealing to investors when interest rates are rising, have sold off to a lesser extent, but financing and transaction volumes have been under pressure. U.S. leveraged loan issuance in the third quarter declined 86% from the same period in 2021. Global M&A totaled roughly $715 billion for the third quarter, a 54% decline from the same period in 2021. As capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities.
While the major market indices experienced declines in the third quarter, our carry fund portfolio appreciated 2%, reflecting the strong operating performance and value creation activities in our portfolio. Our publicly traded investments, which comprise 5% of the total fair value in our carry fund portfolio, appreciated 3% during the quarter, despite the continued volatility in the market. Within our Global Private Equity segment in the third quarter, our infrastructure and natural resources funds appreciated 8%, boosted by strong commodity prices; our real estate funds appreciated 2%, led by continued strong performance in U.S. real estate due to its portfolio construction; and our corporate private equity funds appreciated 1%. In our Global Credit segment, our carry funds (which represent approximately 11% of the total Global Credit remaining fair value) were flat in the third quarter. Our Global Investment Solutions funds were also flat in the third quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds, and includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, our Global Investment Solutions funds depreciated 2% for the third quarter. While the strength of our portfolio construction has resulted in outperformance relative to the broader market in the third quarter, rising interest rates and continued margin contraction may negatively impact the performance and valuation of our portfolio investments and companies.
Our non-carry fund Global Credit products continue to perform well. Dividend yields on our business development companies as of September 30, 2022 were approximately 10%, and approximately 9% for our Interval Fund. In our liquid credit strategy, our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality.
We generated $10.4 billion in realized proceeds from our carry funds in the third quarter of 2022 and $25.3 billion year-to-date; however, we expect that as market conditions remain challenging, the pace of realizations will slow in the near term. Our net accrued performance revenues on our balance sheet remain high at $4.1 billion as of September 30, 2022, a 5% increase from December 31, 2021, which we expect will deliver realized performance revenues over time.
During the third quarter, our carry funds invested $10.5 billion in new or follow-on transactions. Deal activity in private equity has retreated to pre-pandemic levels from the record level pace in 2021, and while we expect to continue to see a pipeline of smaller transactions that require less debt at closing, we believe larger deals will be slower to occur. However, as traditional credit becomes scarce, we expect that demand for private credit will remain robust, resulting in strong deployment in our Global Credit segment.
We raised $6.0 billion in new capital in the third quarter. We anticipate the fundraising landscape will continue to be increasingly competitive as the pace of capital deployment across the industry has resulted in fund products coming back to market faster and with larger target fund sizes than with prior vintages, and limited partners are reassessing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products – particularly in corporate private equity strategies – may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. Slowdowns in fundraising may also delay or reduce catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future.
The SEC has put forth several rule proposals in recent months, and we are continuing to evaluate the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others: (i) new reporting requirements of material cybersecurity incidents and periodic reporting regarding a company’s cybersecurity risk programs, (ii) new rules and amendments under the Investment Advisers Act of 1940 that expand compliance obligations and prohibit certain activities for private fund advisors, and (iii) extensive climate change disclosure regulations. We are also closely evaluating potential impacts to our business of financial, regulatory and other proposals put forth by the current Administration and Congress as well as the Inflation Reduction Act of 2022, which was signed into law in August. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Throughout 2022, competitive labor markets have created challenges in recruiting and retention, which we expect to continue in the near term as we seek to recruit qualified professionals to backfill existing positions and fill new roles, putting upward pressure on compensation and retention packages. However, recent Department of Labor data on U.S. job openings suggests that the labor market, while still strong, is beginning to soften as economic uncertainty grows, and we believe that compensation rates for talent may stabilize with continued softening in the market.
Recent Transactions
During the nine months ended September 30, 2022, the Company completed several transactions to drive accretive growth on an inorganic basis as outlined below.
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
Fortitude Capital Raise and Strategic Advisory Services Agreement
In March 2022, we raised $2.0 billion in third-party equity capital for Fortitude, and committed up to $100 million in additional capital to Carlyle FRL from our balance sheet. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, our indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of this dilution, we recorded a reduction in the carrying value of our equity method investment and corresponding loss of $176.9 million in our U.S. GAAP results. At the time the remaining capital is called by Fortitude, our indirect ownership will further decrease to 10.5% and we expect to record an additional reduction in the carrying value of our equity method investment and corresponding loss of approximately $121 million based on the carrying value of $645.3 million as of September 30, 2022, subject to change based on the timing of the dilution and changes in the carrying value of our investment.
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
Acquisition of Abingworth
On August 1, 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors. Consideration for Abingworth included a base purchase price of $185.6 million, of which $25.0 million was settled in newly-issued shares of the Company’s common stock, as well as up to a further $130 million in future incentive payments based on the achievement of certain performance targets. The acquisition included the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding the acquisition.
Dividends
In November 2022, the Company’s Board of Directors declared a quarterly dividend of $0.325 per share to common stockholders of record at the close of business on November 18, 2022, payable on November 25, 2022.
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
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our carry funds and our CLOs and certain other products comprise 79% of our Fee-earning AUM as of September 30, 2022 and approximately 92% of our fund management fees during the three months then ended. The balance of our Fee-Earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund with $12.9 billion of Fee-earning AUM as of September 30, 2022 were approximately 11% and 10% of fund management fees recognized during the three and nine months ended September 30, 2022, respectively. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with $15.5 billion of Fee-earning AUM as of September 30, 2022 were approximately 10% of fund management fees recognized during both the three and nine months ended September 30, 2022, respectively, and 15% and 16% during the three and nine months ended September 30, 2021, respectively. No other fund generated over 10% of fund management fees in the periods presented.
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
The table below presents funds which generated performance allocations in excess of 10% of the total for the three and nine months ended September 30, 2022 and 2021. No other fund generated over 10% of performance allocations in the periods presented.

Three Months Ended September 30,				Nine Months Ended September 30,
2022		2021		2022		2021
(Dollars in millions)
CPP II	$57.7	CP VI	$109.9	CRP VIII	$214.1	CP VI	$1,177.7
CEP V	53.7	CRP VIII	105.9	CETP IV	161.1	CEP IV	538.2
CP V	42.9			CPP II	185.1
CEP IV	38.9			CEP V	139.6
CAP V	(50.1)			CP VI	(353.3)
CP VII	(62.0)
The reversal of $353.3 million in previously recognized performance allocations in CP VI during the nine months ended September 30, 2022 was primarily driven by depreciation in its publicly traded investments, which comprise approximately 43% of its remaining fair value as of September 30, 2022.
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
We record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our unaudited condensed consolidated statements of operations. We recognized $81.6 million and $532.2 million of net investment earnings related to these performance allocations for the three and nine months ended September 30, 2022, respectively, reflecting the impact of strong commodity prices on NGP XI and NGP XII, and $1.7 million and $2.8 million for the three and nine months ended September 30, 2021.

Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the three months ended September 30, 2022 and 2021, the reversals of performance allocations were $159.4 million and $73.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the reversals of performance allocations were $501.7 million and $23.3 million, respectively.
As of September 30, 2022, accrued performance allocations and accrued giveback obligations were $7.4 billion and $40.9 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2022 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of September 30, 2022, $18.9 million of the accrued giveback obligation was the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company was $22.0 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of September 30, 2022 were $4.1 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2022, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.4 billion on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

	Inception through September 30, 2022
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2022:

	As of September 30, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$3,639	$401	$1,197	$5,237
Level II	1,928	32,954	161	35,043
Level III	116,459	96,259	41,572	254,290
Fair Value of Investments	122,026	129,614	42,930	294,570
Available Capital	42,355	11,815	20,022	74,192
Total AUM	$164,381	$141,429	$62,952	$368,762
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2022, our U.S. federal income tax returns for the years 2018 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of DE and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income from investments in Carlyle funds, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. Fee Related Earnings includes fee related performance revenues and related compensation expense. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.
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
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2022	2021
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$80,651	$76,794
Fee-earning AUM based on invested capital (2)	58,305	41,581
Fee-earning AUM based on collateral balances, at par (3)	44,707	29,191
Fee-earning AUM based on net asset value (4)	11,498	8,990
Fee-earning AUM based on fair value and other (5)	65,053	19,819
Balance, End of Period (6) (7)	$260,214	$176,375
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
(6)Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisors to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committee of Energy III, but the investment period for this fund has expired and the remaining investments in such fund are being disposed of in the ordinary course of business. As of September 30, 2022, the Legacy Energy Funds had, in the aggregate, approximately $0.1 billion in AUM and $0.3 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
(7)Ending balances as of September 30, 2022 and 2021 exclude $11.5 billion and $29.8 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$259,555	$174,856	$193,419	$170,102
Inflows (1)	11,101	6,388	92,134	20,439
Outflows (including realizations) (2)	(3,886)	(4,418)	(15,395)	(13,763)
Market Activity & Other (3)	(3,151)	454	(2,018)	2,040
Foreign Exchange (4)	(3,405)	(905)	(7,926)	(2,443)
Balance, End of Period	$260,214	$176,375	$260,214	$176,375
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three and nine months ended September 30, 2022 include $2 billion of Fee-earning AUM acquired as part of the August 2022 Abingworth transaction. Inflows for the nine months ended September 30, 2022 also include Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as Fee-earning AUM acquired in the March 2022 CBAM transaction. Inflows associated with these transactions were $48 billion and $14 billion, respectively.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM. Outflows during the nine months ended September 30, 2021 also reflect the sale of MRE on April 1, 2021, which had $2 billion of Fee-earning AUM as of March 31, 2021.
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
    Assets under Management. Assets under management or AUM refers to the assets we manage or advise. Our AUM generally equals the sum of the following:
(a) the aggregate fair value of our carry funds and related co-investment vehicles, and separately managed accounts, plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;
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
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$376,413	$300,957
Inflows (1)	7,779	89,970
Outflows (including realizations) (2)	(10,557)	(26,577)
Market Activity & Other (3)	954	17,576
Foreign Exchange (4)	(5,827)	(13,164)
Balance, End of Period	$368,762	$368,762
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three and nine months ended September 30, 2022 include $2 billion of AUM acquired as part of the August 2022 Abingworth transaction. Inflows for the nine months ended September 30, 2022 also include AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as AUM acquired in the March 2022 CBAM transaction. Inflows associated with these transactions were $48 billion and $15 billion, respectively.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital.
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, and separately managed accounts, as well as the net impact of fees, expenses and non-investment income, change in gross asset value for our business development companies and other changes in AUM.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, and (d) our Interval Fund. As of September 30, 2022, our total AUM and Fee-earning AUM included $59.5 billion and $55.8 billion, respectively, of Perpetual Capital.
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 2% for the three months ended September 30, 2022 is comprised of 8% for funds focusing on infrastructure and natural resources; 2% appreciation for funds focusing on real estate, and 1% appreciation in our corporate private equity funds. Our carry funds within our Global Credit and Global Investment Solutions segments were flat for the third quarter. Excluding the positive impact of foreign currency translation of USD-denominated investments in our EUR-based funds, carry funds in our Global Investment Solutions segment depreciated 2% in the third quarter. Overall portfolio appreciation for the nine months ended September 30, 2022 of 10% is comprised of 45% appreciation for carry funds within our Global Private Equity segment focusing on infrastructure and natural resources, 17% for carry funds focusing on real estate, and 4% appreciation for carry funds focusing on corporate private equity; 1% appreciation for carry funds in the Global Credit segment; and 9% appreciation for carry funds in the Global Investment Solutions segment (4% excluding the positive impact of foreign currency translation). Our publicly traded investments, which comprise 5% of the total fair value in our carry fund portfolio, appreciated 3% during the third quarter.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended September 30, 2022 were (5.3)% and (7.3)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (12.0)%, the S&P Oil and Gas Exploration and Production Index was 5.4%, and the S&P Leveraged Loan Index appreciation (depreciation) was 0.4%. S&P 500 and MSCI ACWI appreciation (depreciation) for the nine months ended September 30, 2022 were (24.8)% and (26.7)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (30.1)%, the S&P Oil and Gas Exploration and Production Index was 33.3%, and the S&P Leveraged Loan Index appreciation (depreciation) was (6.8)%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of September 30, 2022, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for both the three and nine months ended September 30, 2022; and 2% of our total investment income or loss for the nine months ended September 30, 2022.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of September 30, 2022, our consolidated CLOs held approximately $5.6 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$535.9	$407.5	$1,532.9	$1,182.9
Incentive fees	15.1	13.1	42.6	33.0
Investment income
Performance allocations	298.1	974.5	1,346.2	4,841.3
Principal investment income	124.2	160.4	500.5	477.2
Total investment income	422.3	1,134.9	1,846.7	5,318.5
Interest and other income	35.5	21.9	92.5	63.3
Interest and other income of Consolidated Funds	79.7	62.1	204.6	185.3
Total revenues	1,088.5	1,639.5	3,719.3	6,783.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	251.4	224.9	779.7	685.2
Equity-based compensation	54.2	42.4	139.3	122.0
Performance allocations and incentive fee related compensation	163.5	495.2	741.2	2,355.8
Total compensation and benefits	469.1	762.5	1,660.2	3,163.0
General, administrative and other expenses	149.2	99.6	387.2	300.4
Interest	27.3	27.9	82.0	76.4
Interest and other expenses of Consolidated Funds	53.7	44.6	137.1	133.5
Other non-operating expenses	0.3	3.5	0.8	1.0
Total expenses	699.6	938.1	2,267.3	3,674.3
Other income
Net investment income (loss) of Consolidated Funds	(30.3)	(0.1)	(51.0)	9.6
Income before provision for income taxes	358.6	701.3	1,401.0	3,118.3
Provision for income taxes	76.2	153.9	274.9	733.5
Net income	282.4	547.4	1,126.1	2,384.8
Net income attributable to non-controlling interests in consolidated entities	1.6	14.6	28.3	57.7
Net income attributable to The Carlyle Group Inc. Common Stockholders	$280.8	$532.8	$1,097.8	$2,327.1

Net income attributable to The Carlyle Group Inc. per common share
Basic	$0.77	$1.50	$3.04	$6.56
Diluted	$0.77	$1.46	$3.00	$6.42
Weighted-average common shares
Basic	362,895,064	355,954,734	360,657,999	354,903,371
Diluted	366,787,149	364,740,675	365,389,217	362,471,998

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Total revenues decreased $551.0 million, or 33.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $3.1 billion, or 45.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Total Revenues, September 30, 2021	$1,639.5	$6,783.0
Increases (Decreases):
Increase in fund management fees	128.4	350.0
Increase in incentive fees	2.0	9.6
Decrease in investment income, including performance allocations	(712.6)	(3,471.8)
Increase in interest and other income	13.6	29.2
Increase in interest and other income of Consolidated Funds	17.6	19.3
Total decrease	(551.0)	(3,063.7)
Total Revenues, September 30, 2022	$1,088.5	$3,719.3
Fund Management Fees. Fund management fees increased $128.4 million, or 31.5% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $350.0 million, or 29.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$88.3	$263.8
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(22.6)	(41.1)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	8.7	7.9
Higher management fees due to CBAM and Abingworth acquisitions and Fortitude strategic advisory services agreement	41.7	81.9
Lower management fees due to sale of MRE on April 1, 2021	—	(4.7)
Higher transaction and portfolio advisory fees	12.6	38.0
All other changes	(0.3)	4.2
Total increase in fund management fees	$128.4	$350.0
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $34.5 million and $21.9 million for the three months ended September 30, 2022 and 2021, respectively, and $92.3 million and $54.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Investment Income. Investment income decreased $712.6 million to $422.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $3.5 billion to $1.8 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The components of investment income are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$298.1	$974.5	$1,346.2	$4,841.3
Investment income from NGP, which includes performance allocations	105.4	21.4	617.9	64.3
Investment income from our carry funds:
Global Private Equity	18.6	44.5	76.2	207.8
Global Credit	1.8	3.3	5.2	11.0
Global Investment Solutions	(1.1)	7.2	6.3	21.2
Investment (loss) income from our CLOs	(0.7)	8.6	(31.9)	19.7
Investment (loss) income from Carlyle FRL	30.8	42.4	(119.7)	101.3
Investment (loss) income from our other Global Credit products	(7.4)	1.8	(34.7)	16.4
Investment (loss) income on foreign currency hedges	(23.9)	(0.8)	(23.2)	3.0
All other investment income	0.7	32.0	4.4	32.5
Total investment income	$422.3	$1,134.9	$1,846.7	$5,318.5

The decrease in investment income in the respective periods primarily reflects carry fund appreciation of 2% during the three months ended September 30, 2022 compared to appreciation of 7% during the three months ended September 30, 2021 and appreciation of 10% during the nine months ended September 30, 2022 compared to appreciation of 33% during the nine months ended September 30, 2021, resulting in significantly higher performance allocations in 2021 compared to 2022. The nine months ended September 30, 2022 also include an investment loss of $176.9 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise (see Note 6 to the unaudited condensed and consolidated financial statements for more information).
We recorded investment losses from our CLOs during the three and nine months ended September 30, 2022 as compared to investment income from our CLOs during the three and nine months ended September 30, 2021. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 11% during the quarter, with both of our investments in subordinated notes and senior notes depreciating 11% during the three months ended September 30, 2022. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 26% year-to-date, with our investments in subordinated notes and senior notes depreciating 37% and 17% year-to-date, respectively.

Performance Allocations. Performance allocations decreased $676.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $3.5 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2022 and 2021 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$237.2	$777.8	$1,106.4	$4,142.5
Global Credit	27.2	27.4	(3.6)	124.6
Global Investment Solutions (1)	33.7	169.3	243.4	574.2
Total performance allocations	$298.1	$974.5	$1,346.2	$4,841.3

Total carry fund appreciation (2)	2%	7%	10%	33%
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
(2) Carry fund appreciation includes appreciation on the NGP Carry Funds. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, performance allocations related to these funds of $81.6 million and $532.2 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $2.8 million for the three and nine months ended September 30, 2021 are included in investment income in our U.S. GAAP results.
Refer to “— Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented. Performance allocations during the nine months ended September 30, 2022 in our Global Private Equity segment reflect appreciation across our infrastructure and natural resources funds, real estate funds, and our corporate private equity funds, with the exception of our sixth U.S. buyout fund, which experienced depreciation in its publicly traded investments. The reversal of performance allocations for Global Credit during the nine months ended September 30, 2022 was driven by our fourth distressed credit carry fund, depreciation in our third Aviation credit fund, and realized giveback in our third distressed credit carry fund, partially offset by appreciation in our credit opportunities funds. Performance allocations during the nine months ended September 30, 2022 in our Global Investment Solutions segments reflect appreciation across the portfolio year-to-date.
The third quarter of 2022 was characterized by continued market volatility, weakening fundamentals in the U.S. and Europe and tightening financial conditions. While U.S. GDP growth was 2.6% in the third quarter, goods spending (in real terms) and fixed investment continue to decline. However, our carry fund portfolio appreciated 2% in the third quarter of 2022, reflecting strong operating performance and value creation activities in our private portfolio, partially offset by the impact of increases in discount rates. Our publicly traded investments, which comprise 5% of the total fair value in our carry fund portfolio appreciated 3% during the quarter, despite the continued market volatility. Within our Global Private Equity segment, our infrastructure and natural resources funds appreciated 8%, boosted by strong commodity prices, and our real estate funds appreciated 2% in the third quarter, led by continued strong performance in U.S. real estate due to its portfolio construction, and our corporate private equity funds appreciated 1%. In our Global Credit segment, our carry funds (which represent approximately 11% of the total Global Credit remaining fair value) were flat for the quarter. Our Global Investment Solutions funds were also flat in the third quarter, which generally reflects investment fair values on a one-quarter lag in the valuations of our primary and secondary fund of funds, and includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, our Global Investment Solutions funds depreciated 2% for the third quarter. While the strength of our portfolio construction has resulted in outperformance relative to the broader market, rising interest rates and continued margin contraction may negatively impact the performance and valuation of our portfolio investments and companies.
Interest and Other Income. Interest and other income increased $13.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $29.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of increases from the reimbursement of certain costs incurred on behalf of Carlyle funds and interest income from investments in CLO subordinated notes and corporate treasury investments.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $17.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $19.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30,

2021. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Total expenses decreased $238.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $1.4 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Total Expenses, September 30, 2021	$938.1	$3,674.3
Increases (Decreases):
Decrease in total compensation and benefits	(293.4)	(1,502.8)
Increase in general, administrative and other expenses	49.6	86.8
(Decrease) increase in interest	(0.6)	5.6
Increase in interest and other expenses of Consolidated Funds	9.1	3.6
Decrease in other non-operating expense	(3.2)	(0.2)
Total decrease	(238.5)	(1,407.0)
Total Expenses, September 30, 2022	$699.6	$2,267.3
Total Compensation and Benefits. Total compensation and benefits decreased $293.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $1.5 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Increase in cash-based compensation and benefits	$26.5	$94.5
Increase in equity-based compensation	11.8	17.3
Decrease in performance allocations and incentive fee related compensation	(331.7)	(1,614.6)
Decrease in total compensation and benefits	$(293.4)	$(1,502.8)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $26.5 million, or 11.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $94.5 million, or 13.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Increase in headcount and bonuses	$25.5	$73.8
(Decrease) Increase in compensation expense associated with contingent earn-out payments (1)	1.0	20.7
Total increase in cash-based compensation and benefits	$26.5	$94.5

(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $53.6 million through September 30, 2022. The Abingworth acquisition included an earn-out of up to $130.0 million. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $11.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $17.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in equity-based compensation during the three and nine months ended September 30, 2022 was primarily driven by approximately $15 million of net expense related to the modification of, and accelerated expense associated with, certain restricted stock awards in connection with the departure of our former chief executive officer. Equity-based compensation during the nine months ended September 30, 2022 also increased due to accruals on the long-term strategic restricted stock units which were granted in February 2021 to certain senior professionals, as well as increased accruals on annual performance-based restricted stock units. The majority of the 7.1 million long-term strategic restricted stock units granted in 2021 are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year, and as such we expect equity-based compensation expense will be higher in the coming years than it has been in prior years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $331.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $1.6 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 55% and 51% for the three months ended September 30, 2022 and 2021, respectively and 55% and 49% for the nine months ended September 30, 2022 and 2021, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
General, Administrative and Other Expenses. General, administrative and other expenses increased $49.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $86.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Right-of-use asset impairment(1)	$—	$(26.8)
Higher intangible asset amortization(2)	30.2	62.2
Higher professional fees	26.8	46.6
Higher external fundraising costs	6.6	10.1
Higher travel and conference expenses	9.7	18.1
Foreign exchange adjustments(3)	(25.8)	(51.0)
Higher IT and other office expenses	5.2	13.8
Other changes(4)	(3.1)	13.8
Total increase in general, administrative and other expenses	$49.6	$86.8
(1) In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge during the nine months ended September 30, 2021.
(2) Intangible asset amortization increases for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 are primarily related to the CBAM and Abingworth acquisitions. See Note 4 to our unaudited condensed consolidated financial statements.
(3) Foreign exchange adjustments for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 are primarily driven by the remeasurement of our EUR CLO investments to GBP at one of our UK subsidiaries as well as a loss of $14.7 million related to the sale of our local Brazilian management entity related to amounts previously recorded in accumulated other comprehensive income during the three and nine months ended September 30, 2021.

(4) The nine months ended September 30, 2022 include $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Interest. Interest increased $5.6 million for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 primarily due to interest accrued on the Subordinated Notes issued in May 2021 as well as higher interest on CLO term loans, mainly related to CBAM, partially offset by lower interest upon the redemption of senior notes in November 2021.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $9.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $3.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Other Non-operating Expenses. Other non-operating expenses for the three and nine months ended September 30, 2021 included a loss on the sale of our local Brazilian management entity and related transaction costs of $3.4 million and $4.7 million, respectively. Other non-operating expenses (income) for the nine months ended September 30, 2021 also included a $5.0 million gain on the sale of our interest in MRE.
Net Investment Income (Loss) of Consolidated Funds. For the three months ended September 30, 2022, net investment losses of Consolidated Funds were $30.3 million as compared to net investment losses of $0.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net investment losses of Consolidated Funds were $51.0 million as compared to net investment income of $9.6 million for the nine months ended September 30, 2021. For both the three and nine months ended September 30, 2022 and 2021, net investment income (loss) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Realized gains (losses)	$(9.3)	$(10.7)	$(13.1)	$6.5
Net change in unrealized gains (losses)	(61.9)	8.2	(306.2)	93.8
Total gains (losses)	(71.2)	(2.5)	(319.3)	100.3
Gains (losses) from liabilities of CLOs	40.9	2.4	268.3	(90.7)
Total net investment gains (losses) of Consolidated Funds	$(30.3)	$(0.1)	$(51.0)	$9.6

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $76.2 million and $153.9 million for the three months ended September 30, 2022 and 2021, respectively, and $274.9 million and $733.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was approximately 21% and 22% for the three months ended September 30, 2022 and 2021, respectively, and 20% and 24% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, the impact of which was greater during the nine months ended September 30, 2022 due to a larger number of vested units. The effective tax rate for the nine months ended September 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes as well as the use of foreign tax credits. As of September 30, 2022 and December 31, 2021, the Company had federal, state, local and foreign taxes payable of $64.9 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $1.6 million for the three months ended September 30, 2022 as compared to net income of $14.6 million for the three months ended September 30, 2021. Net income attributable to non-controlling interests in consolidated entities was $28.3 million for the nine months ended September 30, 2022 as compared to net income of $57.7 million for the nine months ended September 30, 2021. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings allocated to third party investors in CISM. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $280.8 million for the three months ended September 30, 2022 as compared to $532.8 million for the three months ended September 30, 2021. The net income (loss) attributable to The Carlyle Group Inc. common stockholders was $1.1 billion for the nine months ended September 30, 2022, a $1.2 billion decrease from net income of $2.3 billion for the nine months ended September 30, 2021.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2022 and 2021. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
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
The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total Segment Revenues	$1,401.7	$1,523.8	$3,342.4	$3,055.3
Total Segment Expenses	757.3	793.2	1,866.4	1,714.4
Distributable Earnings	$644.4	$730.6	$1,476.0	$1,340.9
(-) Realized Net Performance Revenues	391.1	533.5	780.0	846.9
(-) Realized Principal Investment Income	56.7	71.3	126.8	139.1
(+) Net Interest	16.0	25.6	63.1	68.7
(=) Fee Related Earnings	$212.6	$151.4	$632.3	$423.6

The following table sets forth our total segment revenues for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$514.1	$405.7	$1,484.5	$1,187.9
Portfolio advisory and transaction fees, net and other	35.0	23.2	93.4	58.5
Fee related performance revenues	20.6	11.2	100.2	31.0
Total fund level fee revenues	569.7	440.1	1,678.1	1,277.4
Realized performance revenues	764.8	1,010.9	1,521.0	1,633.3
Realized principal investment income	56.7	71.3	126.8	139.1
Interest income	10.5	1.5	16.5	5.5
Total Segment Revenues	$1,401.7	$1,523.8	$3,342.4	$3,055.3
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$246.7	$218.0	$752.2	$647.6
Realized performance revenue related compensation	373.7	477.4	741.0	786.4
Total compensation and benefits	620.4	695.4	1,493.2	1,434.0
General, administrative, and other indirect expenses	100.8	60.0	265.0	177.2
Depreciation and amortization expense	9.6	10.7	28.6	29.0
Interest expense	26.5	27.1	79.6	74.2
Total Segment Expenses	$757.3	$793.2	$1,866.4	$1,714.4

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$358.6	$701.3	$1,401.0	$3,118.3
Adjustments:
Net unrealized performance and fee related performance revenues	152.2	44.8	(385.2)	(1,645.6)
Unrealized principal investment (income) loss	29.9	(70.4)	33.3	(280.5)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	176.9	—
Equity-based compensation(1)	56.0	44.3	145.0	129.5
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	42.4	24.4	124.9	54.7
Tax expense associated with certain foreign performance revenues	3.8	(2.4)	3.0	(11.8)
Net income attributable to non-controlling interests in consolidated entities	(1.6)	(14.6)	(28.3)	(57.7)
Right-of-use asset impairment	—	—	—	26.8
Other adjustments including severance	3.1	3.2	5.4	7.2
(=) Distributable Earnings	$644.4	$730.6	$1,476.0	$1,340.9
(-) Realized net performance revenues(2)	391.1	533.5	780.0	846.9
(-) Realized principal investment income(2)	56.7	71.3	126.8	139.1
(+) Net interest	16.0	25.6	63.1	68.7
(=) Fee Related Earnings	$212.6	$151.4	$632.3	$423.6

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$298.1	$466.7	$764.8
Performance revenues related compensation expense	163.5	210.2	373.7
Net performance revenues	$134.6	$256.5	$391.1

Principal investment income (loss)	$124.2	$(67.5)	$56.7

	Nine Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,346.2	$174.8	$1,521.0
Performance revenues related compensation expense	741.2	(0.2)	741.0
Net performance revenues	$605.0	$175.0	$780.0

Principal investment income (loss)	$500.5	$(373.7)	$126.8

	Three Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$974.5	$36.4	$1,010.9
Performance revenues related compensation expense	495.2	(17.8)	477.4
Net performance revenues	$479.3	$54.2	$533.5

Principal investment income (loss)	$160.4	$(89.1)	$71.3

	Nine Months Ended September 30, 2021
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$4,841.3	$(3,208.0)	$1,633.3
Performance revenues related compensation expense	2,355.8	(1,569.4)	786.4
Net performance revenues	$2,485.5	$(1,638.6)	$846.9

Principal investment income (loss)	$477.2	$(338.1)	$139.1
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Global Private Equity	$505.7	$666.1	$1,175.5	$1,181.9
Global Credit	111.7	35.7	233.6	88.4
Global Investment Solutions	27.0	28.8	66.9	70.6
Distributable Earnings	$644.4	$730.6	$1,476.0	$1,340.9
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.1	$265.1	$971.3	$788.7
Portfolio advisory and transaction fees, net and other	7.7	7.3	21.3	24.1
Fee related performance revenues	6.1	—	59.0	—
Total fund level fee revenues	343.9	272.4	1,051.6	812.8
Realized performance revenues	628.4	962.9	1,302.1	1,525.9
Realized principal investment income	46.0	61.6	94.4	109.3
Interest income	5.1	0.2	6.7	0.9
Total revenues	1,023.4	1,297.1	2,454.8	2,448.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	146.7	133.6	453.9	396.3
Realized performance revenues related compensation	283.5	434.5	588.7	688.3
Total compensation and benefits	430.2	568.1	1,042.6	1,084.6
General, administrative, and other indirect expenses	65.3	38.4	170.1	116.2
Depreciation and amortization expense	6.3	7.1	18.9	19.3
Interest expense	15.9	17.4	47.7	46.9
Total expenses	517.7	631.0	1,279.3	1,267.0
Distributable Earnings	$505.7	$666.1	$1,175.5	$1,181.9
(-) Realized Net Performance Revenues	344.9	528.4	713.4	837.6
(-) Realized Principal Investment Income	46.0	61.6	94.4	109.3
(+) Net Interest	10.8	17.2	41.0	46.0
(=) Fee Related Earnings	$125.6	$93.3	$408.7	$281.0

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Distributable Earnings
Distributable Earnings decreased $160.4 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and decreased $6.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2021	$666.1	$1,181.9
Increases (decreases):
Increase in fee related earnings	32.3	127.7
Decrease in realized net performance revenues	(183.5)	(124.2)
Decrease in realized principal investment income	(15.6)	(14.9)
Decrease in net interest	6.4	5.0
Total decrease	(160.4)	(6.4)
Distributable Earnings, September 30, 2022	$505.7	$1,175.5

Realized Net Performance Revenues. Realized net performance revenues decreased $183.5 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and decreased $124.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30,		Nine Months Ended September 30,
2022	2021	2022	2021
CP VI	CP VI	CP VI	CP VI
CEP IV	CP V	CEP IV	CP V
CGFSP II	CEP III	CJP III	CAP IV
CAP IV	CRP VIII	CRP VIII	CEP III
CRP VIII	CAP IV	CAP IV	CRP VIII
		CEOF II	CRP V
		CGFSP II	CGFSP II
		CRP VII	CRP VII
CJP III

Realized Principal Investment Income. Realized principal investment income was $46.0 million for the three months ended September 30, 2022 as compared to realized investment income of $61.6 million for the three months ended September 30, 2021. Realized principal investment income was $94.4 million for the nine months ended September 30, 2022 as compared to realized principal investment income of $109.3 million for the nine months ended September 30, 2021. Realized principal investment income for the three and nine months ended September 30, 2022 was primarily driven by lower realized gains from our U.S. buyout and U.S. growth funds, and higher realized gains from NGP. The decrease for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was also driven by lower realized gains from our Asia buyout funds.

Fee Related Earnings
Fee Related Earnings increased $32.3 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and increased $127.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2021	$93.3	$281.0
Increases (decreases):
Increase in fee revenues	71.5	238.8
Increase in cash-based compensation and benefits	(13.1)	(57.6)
Increase in general, administrative and other indirect expenses	(26.9)	(53.9)
All other changes	0.8	0.4
Total increase	32.3	127.7
Fee Related Earnings, September 30, 2022	$125.6	$408.7
Fee Revenues. Total fee revenues increased $71.5 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and increased $238.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Higher fund management fees	$65.0	$182.6
Higher (lower) portfolio advisory and transaction fees, net and other	0.4	(2.8)
Higher fee related performance revenues	6.1	59.0
Total increase in fee revenues	$71.5	$238.8
The increase in fund management fees for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 was primarily due to due to the activation of management fees on CETP V in the current year and CP VIII and CRP IX in the second half of the prior year, as well as $9.7 million of catch-up management fees, primarily related to CP VIII, partially offset by the basis step-down in CP VII and CRP VIII. We anticipate the fundraising landscape will continue to be increasingly competitive and as a result, fundraising in certain products may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. Slowdowns in fundraising may delay or reduce catch-up management fees that would be charged to fund investors in subsequent closings in the coming quarters and smaller fund sizes could result in lower management fees in the future.
The increase in fund management fees for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the activation of management fees on CETP V in the current year and CP VIII, CRP IX, CP Growth and CAP Growth II in the second half of the prior year, as well as investment activity in CPI, on which management fees are based on invested capital. Fund management fees for the nine months ended September 30, 2022 also include $11.1 million of catch-up management fees, primarily related to CP VIII. These increases were partially offset by basis step-downs in CP VII and CRP VIII, as well as investment realizations in CP VI, on which management fees are based on invested capital.
The increase in fee related performance revenues for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was driven by CPI, which began to realize recurring fee related performance revenue during the first quarter of 2022.
The total weighted-average management fee rates as of September 30, 2022 and 2021 were 1.37% and 1.28%, respectively. The increase was largely attributable to new fee-paying capital raised in CP VIII and CETP V as well as the onboarding of Fee-earning AUM related to the August 2022 Abingworth transaction, all of which have higher effective fee rates than the segment average. Fee-earning assets under management were $106.5 billion and $90.3 billion as of September 30, 2022 and 2021, respectively, an increase of $16.2 billion.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $13.1 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and increased $57.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased headcount, as well as an increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation) of $2.9 million and $28.2 million for the three and nine months ended September 30, 2022, respectively.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $26.9 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 and increased $53.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased professional fees, travel and other general expenses as well as external costs associated with fundraising activities. General, administrative and other indirect expenses for the nine months ended September 30, 2022 also include $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2022	2021
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$55,250	$55,247
Fee-earning AUM based on invested capital	40,496	28,704
Fee-earning AUM based on net asset value	5,832	3,680
Fee-earning AUM based on lower of cost or fair value	4,898	2,654
Total Fee-earning AUM	$106,476	$90,285
Weighted Average Management Fee Rates (2)
All Funds	1.37%	1.28%
Funds in Investment Period	1.42%	1.45%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$105,635	$90,477	$104,252	$91,571
Inflows (1)	4,800	2,183	12,086	3,785
Outflows (including realizations) (2)	(2,544)	(1,865)	(7,111)	(4,341)
Market Activity & Other (3)	(319)	(156)	(126)	256
Foreign Exchange (4)	(1,096)	(354)	(2,625)	(986)
Balance, End of Period	$106,476	$90,285	$106,476	$90,285
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows for the three and nine months ended September 30, 2022 include $2 billion of Fee-earning AUM associated with the August 2022 Abingworth transaction.

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
Fee-earning AUM was $106.5 billion at September 30, 2022, an increase of $0.9 billion, or approximately 1%, compared to $105.6 billion at June 30, 2022. The increase was driven by inflows of $4.8 billion including $2 billion acquired as part of the August 2022 Abingworth transaction. Partially offsetting these inflows were $2.5 billion of outflows driven by realizations in funds that charge fees on invested capital and $1.1 billion of negative foreign exchange activity primarily related to the translation of our EUR-denominated funds’ AUM to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM at September 30, 2022 increased $2.2 billion, or approximately 2%, from $104.3 billion at December 31, 2021. The increase was driven by inflows of $12.1 billion from new fee-paying commitments raised in CETP V and CP VIII, new capital deployment in CPI, and $2 billion acquired as part of the August 2022 Abingworth transaction. This was partially offset by realizations of $7.1 billion in funds that charge fees based on invested capital and $2.6 billion in negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD.
Fee-earning AUM at September 30, 2022 increased $16.2 billion, or approximately 18%, from $90.3 billion at September 30, 2021. The increase was driven by inflows of $32.9 billion primarily from new fee-paying commitments raised in CP VIII, CRP IX, CETP V, CP Growth and CAP Growth II, capital deployment in funds that charge fees based on invested capital or net asset value such as CPI, and $2 billion acquired as part of the August 2022 Abingworth transaction. This was partially offset by outflows of $13.7 billion primarily due to realizations in funds that charge fees based on invested capital, as well as $2.9 billion in negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD.
Total AUM as of and for the Three and Nine Months Ended September 30, 2022
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$167,185	$162,117
Inflows (1)	4,059	11,276
Outflows (including realizations) (2)	(7,395)	(16,666)
Market Activity & Other (3)	2,271	11,802
Foreign Exchange (4)	(1,739)	(4,148)
Balance, End of Period	$164,381	$164,381
(1)    Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the three and nine months ended September 30, 2022 include $2 billion of AUM associated with the August 2022 Abingworth transaction.
(2)    Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, and the expiration of available capital.

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

Total AUM was $164.4 billion at September 30, 2022, a decrease of $2.8 billion, or approximately 2%, compared to $167.2 billion as of June 30, 2022. Driving the decrease were outflows of $7.4 billion primarily from distributions of investment proceeds in our NGP Energy, U.S. Buyout, and Europe Buyout funds, as well as $1.7 billion of negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD. This was partially offset by $4.1 billion of inflows, largely attributable to $2 billion of AUM acquired as part of the August 2022 Abingworth transaction as well as additional capital raised in CP VIII and CETP V. Overall segment appreciation of $2.3 billion for the period included appreciation of $0.5 billion in NGP XI, $0.4 billion in NGP XII, $0.3 billion in CEP V, and $0.3 billion in CPP II, partially offset by $0.2 billion of depreciation in CP VII.
Total AUM at September 30, 2022 increased $2.3 billion, or approximately 1%, from $162.1 billion as of December 31, 2021. Driving the increase were segment appreciation of $11.8 billion and $11.3 billion of inflows, largely attributable to additional capital raised in CETP V and CP VIII as well as $2 billion of AUM acquired as part of the August 2022 Abingworth transaction. Overall segment appreciation was driven by appreciation of $2.5 billion in NGP XI, $1.7 billion in NGP XII, and $1.1 billion in CRP VIII, partially offset by $1.9 billion of depreciation in CP VI. These increases were partially offset by outflows of $16.7 billion primarily from distributions of investment proceeds in our U.S. Buyout, Asia Buyout, U.S. Real Estate, Japan Buyout, and Europe Buyout funds, as well as $4.1 billion of negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2022						As of September 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,010	$6,501	46%	$1	$6,717	1.0x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,424	94%	$1,429	$21,494	1.3x	15%	9%	$400	$1,569	1.2x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,074	$7,996	2.4x	20%	16%	$561	$27,102	2.6x	23%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,108	$1,858	2.2x	18%	14%	$166	$27,206	2.5x	24%
CEP V (Oct 2018 / Sep 2024)	€6,416	€4,784	75%	€1,188	€5,351	1.4x	26%	14%	$123	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,798	103%	€5,446	€1,966	2.0x	18%	13%	$163	€5,682	2.5x	26%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,708	€53	2.3x	19%	14%	$4	€11,644	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,124	78%	$1,420	$5,152	1.3x	24%	11%	$85	$889	1.8x	142%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$5,602	$2,504	2.0x	18%	13%	$239	$6,499	2.8x	27%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$4,890	$218	2.0x	17%	12%	$23	$4,890	2.0x	18%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥110,573	43%	¥—	¥155,244	1.4x	93%	42%	$20	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥184,670	¥50,836	2.6x	24%	16%	$23	¥182,269	3.9x	33%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$878	87%	$367	$1,634	2.3x	43%	31%	$101	$795	6.4x	59%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,955	$502	2.6x	27%	20%	$41	$1,954	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,149	$333	29%	$—	$348	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,393	100%	$2,258	$2,198	1.9x	20%	14%	$142	$2,400	3.8x	54%

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2022						As of September 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,550	$294	1.6x	12%	8%	$45	$1,382	1.7x	20%
CETP V (Mar 2022 / Jun 2028)	€2,990	€—	n/a	€—	€—	n/a	n/a	n/a	$—	€—	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,172	87%	€—	€2,640	2.3x	66%	48%	$127	n/a	n/a	n/a
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,239	€593	3.0x	42%	30%	$42	€1,181	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$2	$979	1.0x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,050	85%	$1,026	$3,294	1.4x	8%	6%	$65	$1,149	2.4x	20%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$87	1.3x	6%	1%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$736	95%	$485	$366	1.2x	2%	Neg	$—	$633	1.3x	2%
All Other Active Funds & Vehicles(10)		$21,553	n/a	$21,605	$14,399	1.7x	18%	13%	$78	$21,804	2.2x	23%
Fully Realized Funds & Vehicles(11)		$23,882	n/a	$59,901	$—	2.5x	28%	21%	$10	$59,901	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$135,493	n/a	$174,241	$81,844	1.9x	26%	18%	$2,457	$178,670	2.4x	27%

Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$1,200	15%	$—	$1,260	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,880	89%	$3,685	$4,793	1.7x	52%	33%	$202	$3,768	2.1x	54%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,761	90%	$4,893	$1,482	1.7x	19%	12%	$70	$4,870	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,158	92%	$3,768	$161	1.8x	27%	18%	$5	$3,595	2.0x	31%
CPI (May 2016 / n/a)	$6,428	$6,237	97%	$1,887	$6,972	1.4x	21%	19%	n/a*	$1,145	1.8x	9%
All Other Active Funds & Vehicles(14)		$10,157	n/a	$13,520	$2,628	1.6x	9%	6%	$20	$13,175	1.6x	10%
Fully Realized Funds & Vehicles(15)		$4,889	n/a	$6,651	$5	1.4x	14%	7%	$—	$6,656	1.4x	14%
TOTAL REAL ESTATE(13)		$33,280	n/a	$34,405	$17,301	1.6x	13%	9%	$297	$33,209	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$391	$1,121	1.5x	45%	21%	$30	$585	2.5x	NM
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,367	95%	$1,477	$3,056	1.9x	19%	12%	$174	$1,761	2.6x	24%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,504	99%	$804	$1,893	1.8x	18%	11%	$100	$365	4.1x	76%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,676	76%	$280	$1,882	1.3x	24%	9%	$26	$215	1.2x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$2,709	63%	$1,107	$4,116	1.9x	24%	17%	$190	$1,168	3.1x	40%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$3,782	$5,342	1.8x	15%	11%	$315	$5,207	2.0x	32%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,237	$537	1.1x	3%	—%	$—	$3,115	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,179	n/a	$2,094	$4,226	1.5x	16%	14%	$24	$2,112	2.5x	28%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES		$22,963	n/a	$14,607	$22,173	1.6x	13%	9%	$858	$15,963	1.8x	15%

Legacy Energy Funds(16)		$16,741	n/a	$23,973	$68	1.4x	12%	6%	$(4)	$23,572	1.5x	14%
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
(10)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: ABV 8, ACCD 2, CEP II, CVP II, MENA, CCI, CSSAF I, CPF, CAP Growth I, CAP Growth II, and CBPF II.
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
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP ETP IV, CPOCP, CRSEF, CRSEF II and NGP Minerals.
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
(20)All amounts shown represent total capital commitments as of September 30, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$128.4	$81.3	$345.8	$227.6
Portfolio advisory and transaction fees, net and other	27.3	15.9	72.1	34.1
Fee related performance revenues	14.5	11.2	41.2	31.0
Total fund level fee revenues	170.2	108.4	459.1	292.7
Realized performance revenues	63.0	2.1	96.6	2.2
Realized principal investment income	9.2	7.4	28.2	23.1
Interest income	4.5	1.3	8.6	4.5
Total revenues	246.9	119.2	592.5	322.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	69.9	58.7	214.2	168.0
Realized performance revenues related compensation	28.9	1.0	45.0	1.0
Total compensation and benefits	98.8	59.7	259.2	169.0
General, administrative, and other indirect expenses	26.4	14.7	70.2	39.5
Depreciation and amortization expense	2.1	2.3	6.0	6.2
Interest expense	7.9	6.8	23.5	19.4
Total expenses	135.2	83.5	358.9	234.1
(=) Distributable Earnings	$111.7	$35.7	$233.6	$88.4
(-) Realized Net Performance Revenues	34.1	1.1	51.6	1.2
(-) Realized Principal Investment Income	9.2	7.4	28.2	23.1
(+) Net Interest	3.4	5.5	14.9	14.9
(=) Fee Related Earnings	$71.8	$32.7	$168.7	$79.0

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Distributable Earnings
Distributable Earnings increased $76.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $145.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2021	$35.7	$88.4
Increases (decreases):
Increase in fee related earnings	39.1	89.7
Increase in realized net performance revenues	33.0	50.4
Increase in realized principal investment income	1.8	5.1
Decrease in net interest	2.1	—
Total increase	76.0	145.2
Distributable Earnings, September 30, 2022	$111.7	$233.6
Realized Net Performance Revenues. Realized net performance revenues increased $33.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $50.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to realized net performance revenues generated by CCOF I and CSC, partially offset by the realization of a $5.9 million net giveback obligation for CSP III in the nine months ended September 30, 2022.
Realized Principal Investment Income. Realized principal investment income increased $1.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $5.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was primarily driven by realized principal investment income in CCOF I, as well as the impact of realized losses on investments in CEMOF in the prior year, partially offset by lower realized principal investment income from our U.S. CLOs and CSP IV.
Fee Related Earnings
Fee Related Earnings increased $39.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $89.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2021	$32.7	$79.0
Increases (decreases):
Increase in fee revenues	61.8	166.4
Increase in cash-based compensation and benefits	(11.2)	(46.2)
Increase in general, administrative and other indirect expenses	(11.7)	(30.7)
All other changes	0.2	0.2
Total increase	39.1	89.7
Fee Related Earnings, September 30, 2022	$71.8	$168.7

Fee Revenues. Fee revenues increased $61.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $166.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 v. 2021
	(Dollars in millions)
Higher fund management fees	$47.1	$118.2
Higher portfolio advisory and transaction fees, net and other	11.4	38.0
Higher fee related performance revenues	3.3	10.2
Total increase in fee revenues	$61.8	$166.4
The increase in fund management fees for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily driven by fees earned under the Fortitude strategic advisory services agreement and management fees on the CBAM portfolio, as well as investment activity at CCOF II, which charges fees based on invested capital, the issuance of U.S. CLOs over the last twelve months, and growth in our Interval Fund.
The increase in portfolio advisory and transaction fees, net and other for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily driven by an increase in capital markets fees, which vary with activity levels in a given period. The increase for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was also driven by transaction fees in our insurance and aviation strategies. As capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities.
The increase in fee related performance revenues for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was due to higher fee related performance revenues from our Interval Fund.
The weighted average management fee rate on our carry funds decreased from 1.23% at September 30, 2021 to 1.05% at September 30, 2022. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and have a lower fee rate, including separately managed accounts.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $11.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $46.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased headcount as we continue to build out new strategies and capabilities in this segment, and higher projected year-end bonuses. The increases also reflect increases in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation).
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $11.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $30.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher professional fees, travel and other general expenses.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2022	2021
Global Credit	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,305	$2,758
Fee-earning AUM based on invested capital	13,021	9,022
Fee-earning AUM based on collateral balances, at par	44,707	29,191
Fee-earning AUM based on net asset value	2,029	1,621
Fee-earning AUM based on fair value and other (2)	51,256	5,621
Total Fee-earning AUM	$117,318	$48,213
Weighted Average Management Fee Rates (3)
Global Credit Carry Funds	1.05%	1.23%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. As of September 30, 2022 and 2021, carry funds represented 14% and 22% of Global Credit Fee-earning AUM, respectively. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$116,367	$45,885	$51,718	$42,133
Inflows (1)	5,566	3,386	76,143	9,324
Outflows (including realizations) (2)	(755)	(991)	(6,014)	(3,267)
Market Activity & Other (3)	(3,169)	142	(3,003)	511
Foreign Exchange (4)	(691)	(209)	(1,526)	(488)
Balance, End of Period	$117,318	$48,213	$117,318	$48,213
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the nine months ended September 30, 2022 include Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as Fee-earning AUM acquired in the March 2022 CBAM transaction. Inflows associated with these transactions were $48 billion and $14 billion, respectively.
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
Fee-earning AUM was $117.3 billion at September 30, 2022, an increase of $0.9 billion, or approximately 1%, compared to $116.4 billion at June 30, 2022. This increase was driven by inflows of $5.6 billion primarily from the closing of three new U.S. CLOs and one new Euro CLO as well as capital invested in Aviation and CCOF II. This was partially offset by portfolio depreciation of $3.2 billion reflecting the negative impact of the rising interest rate environment on the value of Fortitude’s fixed income securities. Fee-Earnings AUM also reflects outflows of $0.8 billion from runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital, and negative foreign exchange activity of $0.7 billion related to the translation of our EUR-denominated CLOs to USD for reporting purposes. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM at September 30, 2022 increased $65.6 billion, or approximately 127%, compared to $51.7 billion at December 31, 2021. This increase was driven by inflows of $76.1 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and Fee-earning AUM acquired in the CBAM transaction in March 2022, as well as investment activity in CCOF II, the activation of fees and investment activity in Aviation, and the closing of our five latest vintage U.S. CLOs and two latest vintage Euro CLOs. This was partially offset by outflows of $6.0 billion primarily due to reductions for funds that are no longer calling for management fees, runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital, $3.0 billion of portfolio depreciation, and $1.5 billion of negative foreign exchange activity from the translation of our EUR-denominated CLOs to USD for reporting purposes. Portfolio depreciation during the nine months ended September 30, 2022 primarily reflects the negative impact of the rising interest rate environment on the value of Fortitude’s fixed income securities.
Fee-earning AUM at September 30, 2022 increased $69.1 billion, or approximately 143%, compared to $48.2 billion at September 30, 2021. The increase was driven by inflows of $79.8 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and Fee-earning AUM acquired in the CBAM transaction in March 2022, as well as the closing of eight new U.S. and three new Euro CLOs, the activation of fees in various cross-platform SMAs, capital invested in CCOF II, and the activation of fees and investment activity in Aviation. This was partially offset by outflows of $7.1 billion primarily due to runoff of our CLO collateral balances and realizations in other funds with fees tied to invested capital, $2.0 billion of portfolio depreciation, and $1.7 billion of negative foreign exchange activity related to the translation of our EUR-denominated CLOs to USD for reporting purposes. Portfolio depreciation during the twelve months ended September 30, 2022 primarily reflects the negative impact of the rising interest rate environment on the value of Fortitude’s fixed income securities.
Total AUM as of and for the Three and Nine Months Ended September 30, 2022.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$142,990	$73,384
Inflows (1)	3,446	74,995
Outflows (including realizations) (2)	(1,339)	(3,931)
Market Activity & Other (3)	(2,965)	(1,441)
Foreign Exchange (4)	(703)	(1,578)
Balance, End of Period	$141,429	$141,429
(1)    Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the nine months ended September 30, 2022 include AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as AUM acquired in the March 2022 CBAM transaction. Inflows associated with these transactions were $48 billion and $15 billion, respectively.
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

Total AUM was $141.4 billion at September 30, 2022, a decrease of $1.6 billion, or approximately 1%, compared to $143.0 billion at June 30, 2022. The decrease was due to portfolio depreciation of $3.0 billion, outflows of $1.3 billion primarily due to runoff of CLO and other collateral balances and distributions in our carry funds, and $0.7 billion of negative foreign exchange activity related to the translation of our EUR-denominated CLOs to USD for reporting purposes. Portfolio depreciation during the three months ended September 30, 2022 reflects the negative impact of the rising interest rate environment on the value of Fortitude’s fixed income securities and flat marks on our Global Credit carry funds. These decreases were partially offset by $3.4 billion of inflows related to the closing of three new U.S. CLOs and one new Euro CLO as well as fundraising in various external coinvestments and SMAs.
Total AUM at September 30, 2022 increased $68.0 billion, or approximately 93%, compared to $73.4 billion at December 31, 2021. The increase was driven by $75.0 billion of inflows primarily from AUM related to the strategic advisory services agreement signed with Fortitude in April 2022, AUM acquired in the CBAM transaction in March 2022, the closing of our five latest vintage U.S. CLOs and two latest vintage Euro CLOs, and additional capital raised in CCOF II. This was partially offset by $3.9 billion of outflows due to runoff of CLO and other collateral balances and distributions in our carry funds, portfolio depreciation of $1.4 billion, and $1.6 billion of negative foreign exchange activity from the translation of our EUR-denominated CLOs to USD. Portfolio depreciation during the nine months ended September 30, 2022 primarily reflects the negative impact of the rising interest rate environment on the value of Fortitude’s fixed income securities, partially offset by 1% appreciation on our Global Credit carry funds.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2022, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2022
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$901	$2,284	1.3x	15%	8%	$2
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$920	$58	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$66	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$4,425	$4,033	91%	$345	$4,023	1.1x	17%	11%	$24
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,433	145%	$2,231	$2,218	1.3x	19%	14%	$49
CEMOF II (Dec 2015 / Jun 2019)	$2,819	$1,712	61%	$1,435	$717	1.3x	8%	3%	$—
CEMOF I (Dec 2010 / Dec 2015)	$1,383	$1,606	116%	$967	$142	0.7x	Neg	Neg	$—
CSC (Mar 2017/ n/a)	$838	$1,303	155%	$1,625	$26	1.3x	16%	12%	$9
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,191	$89	1.3x	19%	11%	$11
All Other Active Funds & Vehicles(9)		$6,804	n/a	$1,306	$4,787	0.9x	NM	NM	$6
Fully Realized Funds & Vehicles(10)		$1,944	n/a	$2,783	$1	1.4x	13%	8%	$—
TOTAL GLOBAL CREDIT		$26,380	n/a	$16,136	$14,411	1.2x	10%	4%	$107
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

(12)All amounts shown represent total capital commitments as of September 30, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$55.6	$59.3	$167.4	$171.6
Portfolio advisory and transaction fees, net and other	—	—	—	0.3
Total fund level fee revenues	55.6	59.3	167.4	171.9
Realized performance revenues	73.4	45.9	122.3	105.2
Realized principal investment income	1.5	2.3	4.2	6.7
Interest income	0.9	—	1.2	0.1
Total revenues	131.4	107.5	295.1	283.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	30.1	25.7	84.1	83.3
Realized performance revenues related compensation	61.3	41.9	107.3	97.1
Total compensation and benefits	91.4	67.6	191.4	180.4
General, administrative, and other indirect expenses	9.1	6.9	24.7	21.5
Depreciation and amortization expense	1.2	1.3	3.7	3.5
Interest expense	2.7	2.9	8.4	7.9
Total expenses	104.4	78.7	228.2	213.3
(=) Distributable Earnings	$27.0	$28.8	$66.9	$70.6
(-) Realized Net Performance Revenues	12.1	4.0	15.0	8.1
(-) Realized Principal Investment Income	1.5	2.3	4.2	6.7
(+) Net Interest	1.8	2.9	7.2	7.8
(=) Fee Related Earnings	$15.2	$25.4	$54.9	$63.6
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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Distributable Earnings
Distributable Earnings decreased $1.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $3.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Distributable Earnings, September 30, 2021	$28.8	$70.6
Increases (decreases):
Decrease in fee related earnings	(10.2)	(8.7)
Increase in realized net performance revenues	8.1	6.9
Decrease in realized principal investment income	(0.8)	(2.5)
Decrease in net interest	1.1	0.6
Total decrease	(1.8)	(3.7)
Distributable Earnings, September 30, 2022	$27.0	$66.9
Global Investment Solutions had realized performance revenues of $122.3 million during the nine months ended September 30, 2022. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $15.0 million during the nine months ended September 30, 2022.
Realized Principal Investment Income. Realized principal investment income decreased $0.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $2.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decreases were primarily due to lower realized gains on investments in our secondary funds.
Fee Related Earnings
Fee Related Earnings decreased $10.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $8.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in millions)
Fee Related Earnings, September 30, 2021	$25.4	$63.6
Increases (decreases):
Decrease in fee revenues	(3.7)	(4.5)
Increase in cash-based compensation and benefits	(4.4)	(0.8)
Increase in general, administrative and other indirect expenses	(2.2)	(3.2)
All other changes	0.1	(0.2)
Total decrease	(10.2)	(8.7)
Fee Related Earnings, September 30, 2022	$15.2	$54.9

Fee Revenues. Total fee revenues decreased $3.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $4.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the impact of foreign currency translation on management fees denominated in Euro. The nine months ended September 30, 2022 benefited from increased management fees from our latest co-investment fund which activated fees in April 2021, the impact of which was partially offset by the decrease in management fees resulting from the sale of MRE in April 2021.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $0.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to an increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $2.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and increased $3.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased professional fees and travel and entertainment expenses. The increase for the nine months ended September 30, 2022 was partially offset by lower external costs associated with fundraising activities.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2022 and 2021
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2022	2021
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$19,096	$18,789
Fee-earning AUM based on invested capital (2)	4,788	3,855
Fee-earning AUM based on net asset value	3,637	3,689
Fee-earning AUM based on lower of cost or fair market value	8,899	11,544
Total Fee-earning AUM	$36,420	$37,877
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,553	$38,494	$37,449	$36,398
Inflows (1)	735	819	3,905	7,330
Outflows (including realizations) (2)	(587)	(1,562)	(2,270)	(6,155)
Market Activity & Other (3)	337	468	1,111	1,273
Foreign Exchange (4)	(1,618)	(342)	(3,775)	(969)
Balance, End of Period	$36,420	$37,877	$36,420	$37,877
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

(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value. During three and nine months ended September 30, 2022, this included the positive impact of foreign exchange resulting from the translation of our USD investments within our EUR-denominated AlpInvest funds.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $36.4 billion at September 30, 2022, a decrease of $1.2 billion, or approximately 3%, compared to $37.6 billion at June 30, 2022. The decrease was driven by $1.6 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD and outflows of $0.6 billion from realizations in our AlpInvest carry funds. This was partially offset by inflows of $0.7 billion primarily from new fee-paying commitments raised and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $0.3 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM at September 30, 2022 decreased $1.0 billion from $37.4 billion at December 31, 2021. This was driven by $3.8 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD and outflows of $2.3 billion from realizations in our AlpInvest carry funds. Partially offsetting the decrease were inflows of $3.9 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $1.1 billion.
Fee-earning AUM at September 30, 2022 decreased $1.5 billion, or approximately 4%, compared to $37.9 billion at September 30, 2021. This was driven by $4.3 billion in negative foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD and outflows of $4.2 billion from realizations in our AlpInvest carry funds. This decrease was partially offset by inflows of $5.2 billion primarily from new fee-paying commitments raised, the activation of previously raised mandates, and purchases in our AlpInvest vehicles, as well as portfolio appreciation of $1.9 billion.
Total AUM as of and for the Three and Nine Months Ended September 30, 2022
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$66,238	$65,456
Inflows (1)	274	3,699
Outflows (including realizations) (2)	(1,823)	(5,980)
Market Activity & Other (3)	1,648	7,215
Foreign Exchange (4)	(3,385)	(7,438)
Balance, End of Period	$62,952	$62,952
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to September 30, 2022.

(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $63.0 billion at September 30, 2022, a decrease of $3.2 billion, or approximately 5%, compared to $66.2 billion at June 30, 2022. The decrease was driven by negative foreign exchange activity of $3.4 billion from the translation of our EUR-denominated AUM to USD and outflows of $1.8 billion from distributions in our carry funds. Partially offsetting the decrease was $1.6 billion of market appreciation and inflows of $0.3 billion related to fundraising.
Total AUM of $63.0 billion at September 30, 2022 decreased $2.5 billion, or approximately 4%, compared to $65.5 billion at December 31, 2021. The decrease was driven by negative foreign exchange activity of $7.4 billion and outflows of $6.0 billion from distributions in our carry funds. Partially offsetting the decrease was $7.2 billion of market appreciation and inflows of $3.7 billion related to fundraising.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2022, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. As a result, amounts presented may not include the impact of economic activity in the current quarter.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Dollars in millions)			TOTAL INVESTMENTS
			As of September 30, 2022
Global Investment Solutions (1)(8)(13)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value(3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
			(Reported in Local Currency, in Millions)
Main Fund VI - Fund Investments	2015	€1,106	€1,187	€1,170	€1,375	€2,545	2.1x	26%	25%	$4
Main Fund V - Fund Investments	2012	€5,080	€6,324	€8,029	€5,809	€13,839	2.2x	20%	19%	$21
Main Fund IV - Fund Investments	2009	€4,877	€6,110	€10,127	€3,059	€13,186	2.2x	18%	17%	$1
Main Fund III - Fund Investments	2005	€11,500	€14,612	€23,222	€1,969	€25,191	1.7x	10%	10%	$—
Main Fund II - Fund Investments	2003	€4,545	€5,373	€8,441	€270	€8,712	1.6x	10%	9%	$—
Main Fund I - Fund Investments	2000	€5,175	€4,766	€7,835	€55	€7,890	1.7x	12%	11%	$—
Main Fund VII - Secondary Investments	2020	$8,649	$3,969	$760	$4,531	$5,291	1.3x	NM	NM	$54
AlpInvest Secondaries Fund VII	2020	$6,769	$2,915	$542	$3,332	$3,874	1.3x	NM	NM	$38
Main Fund VI - Secondary Investments	2017	$6,017	$5,204	$3,067	$5,051	$8,118	1.6x	18%	15%	$81
AlpInvest Secondaries Fund VI	2017	$3,333	$2,921	$1,674	$2,857	$4,531	1.6x	18%	14%	$52
Main Fund V - Secondary Investments	2011	€4,273	€4,785	€7,754	€1,139	€8,893	1.9x	21%	20%	$21
AlpInvest Secondaries Fund V	2012	$756	$632	$923	$204	$1,127	1.8x	18%	15%	$9
Main Fund IV - Secondary Investments	2010	€1,859	€2,153	€3,619	€104	€3,722	1.7x	19%	18%	$—
Main Fund III - Secondary Investments	2006	€2,250	€2,646	€4,006	€39	€4,045	1.5x	10%	10%	$—
Main Fund VIII - Co-Investments	2021	$3,986	$2,206	$25	$2,409	$2,434	1.1x	15%	10%	$3
AlpInvest Co-Investment Fund VIII	2021	$3,614	$2,002	$23	$2,196	$2,219	1.1x	15%	11%	$3
Main Fund VII - Co-Investments	2017	$2,842	$2,577	$938	$3,583	$4,521	1.8x	21%	17%	$69
AlpInvest Co-Investment Fund VII	2017	$1,688	$1,562	$596	$2,186	$2,782	1.8x	21%	18%	$44
Main Fund VI - Co-Investments	2014	€1,115	€1,054	€1,951	€748	€2,700	2.6x	26%	24%	$6
Main Fund V - Co-Investments	2012	€1,124	€1,152	€2,814	€476	€3,289	2.9x	28%	26%	$4
Main Fund IV - Co-Investments	2010	€1,475	€1,503	€3,702	€828	€4,530	3.0x	24%	23%	$—
Main Fund III - Co-Investments	2006	€2,760	€3,189	€4,620	€74	€4,694	1.5x	6%	5%	$—
Main Fund III - Mezzanine Investments	2006	€2,000	€2,248	€2,963	€108	€3,071	1.4x	10%	9%	$—
Main Fund II - Mezzanine Investments	2004	€700	€842	€1,166	€7	€1,174	1.4x	8%	7%	$—
All Other Active Funds & Vehicles(9)	Various		$9,657	$3,926	$10,074	$14,001	1.4x	13%	12%	$94
Fully Realized Funds & Vehicles	Various		€3,497	€7,380	€11	€7,391	2.1x	33%	31%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)			$83,760	$105,436	$41,383	$146,819	1.8x	14%	13%	$359

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of September 30, 2022, these excluded investments represent $3.1 billion of AUM at AlpInvest.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $5.9 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of September 30, 2022. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.4 billion at September 30, 2022. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. As of September 30, 2022, we had $69.5 million in corporate treasury investments.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents, is approximately $1.3 billion as of September 30, 2022. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On April 29, 2022, the Company entered into an amendment and restatement of its senior revolving credit facility. Following the amendment, the capacity under the revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (4.14% at September 30, 2022). As of September 30, 2022, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, has capacity of $250.0 million and is scheduled to mature in September 2024. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of September 30, 2022, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s CLO borrowings were $381.6 million and $219.0 million at September 30, 2022 and December 31, 2021, respectively, with the increase during the nine months ended September 30, 2022 primarily driven by the CBAM acquisition. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of September 30, 2022, $365.9 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 8 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Subordinated Notes. In May and June 2021, Carlyle Finance L.L.C. issued $500.0 million aggregate principal amount of 4.625% subordinated notes due May 15, 2061. The subordinated notes are unsecured and subordinated obligations of the issuer and are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary Holdings L.L.C., an indirect subsidiary of the Company. The indentures governing the subordinated notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness ranking on a parity with the subordinated notes or indebtedness ranking junior to the subordinated notes secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all of their assets. The subordinated notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time on or after June 15, 2026, prior to their stated maturity, at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed to no longer be deductible in the U.S., a “Tax Redemption Event,” the subordinated notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the subordinated notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event,” at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
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
Our accrued performance allocations by segment as of September 30, 2022, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,866.3	$(18.4)	$5,847.9
Global Credit	220.1	(22.5)	197.6
Global Investment Solutions (1)	1,342.3	—	1,342.3
Total	$7,428.7	$(40.9)	$7,387.8
Plus: Accrued performance allocations from NGP Carry Funds			536.0
Less: Net accrued performance allocations presented as fee related performance revenues			(64.0)
Less: Accrued performance allocation-related compensation			(3,784.5)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(33.4)
Plus: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			1.0
Plus: Net accrued allocations attributable to Consolidated Funds, eliminated in consolidation			4.5
Net accrued performance revenues before timing differences			4,057.5
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			22.5
Net accrued performance revenues attributable to The Carlyle Group Inc.			$4,080.0
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

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2022, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2021	Q3 2022	Q3 2021	Q3 2022	Q3 2021	Q3 2022
Overall Carry Fund Appreciation/(Depreciation)	7%	2%	33%	10%	45%	17%
Global Private Equity (2):							$3,608.3
Corporate Private Equity	4%	1%	34%	4%	50%	10%	2,457.1
Real Estate	9%	2%	26%	17%	31%	28%	296.9
Infrastructure & Natural Resources	7%	8%	25%	45%	30%	52%	858.0

Global Credit Carry Funds	3%	0%	21%	1%	30%	2%	106.7

Global Investment Solutions Carry Funds (3)	10%	0%	39%	9%	48%	16%	365.0

Net Accrued Performance Revenues							$4,080.0
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
(3) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. As a result, amounts presented may not include the impact of economic activity in the current quarter. Appreciation in 2022 includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation (depreciation) was (2)%, 4% and 10% in the three, six and twelve months ended September 30, 2022.
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
Investments as of September 30, 2022 consist of the following:

	Investments in Carlyle Funds	Investments in NGP (1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,663.4	$906.1	$3,569.5
Less: Amounts attributable to non-controlling interests in consolidated entities	(167.9)	—	(167.9)
Plus: Investments in Consolidated Funds, eliminated in consolidation	128.1	—	128.1
Less: Strategic equity method investments in NGP Management	—	(370.1)	(370.1)
Less: Investment in NGP general partners - accrued performance allocations	—	(536.0)	(536.0)
Total investments attributable to The Carlyle Group Inc., exclusive of NGP Management	$2,623.6	$—	$2,623.6
(1) See Note 6 to our unaudited condensed consolidated financial statements.

Our investments as of September 30, 2022, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds (1)	$848.9
Global Credit funds (2)	1,030.9
Global Investment Solutions funds (3)	107.8
Total investments in Carlyle Funds, excluding CLOs	1,987.6
Investments in CLOs	510.4
Other investments	125.6
Total investments attributable to The Carlyle Group Inc.	2,623.6
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc. (4)	(365.9)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,257.7
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 6 to the consolidated financial statements. This investment has a carrying value of $645.3 million as of September 30, 2022.
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
(4) Of the $381.6 million in total CLO borrowings as of September 30, 2022 and as disclosed in Note 8 to the consolidated financial statements, $365.9 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $15.7 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to distribution year 2022, the Board of Directors has declared a dividend to common stockholders totaling approximately $354.1 million, or $0.975 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2022
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2022	$0.325	$117.6	May 10, 2022	May 17, 2022
Q2 2022	0.325	118.3	August 9, 2022	August 16, 2022
Q3 2022	0.325	118.2	November 18, 2022	November 25, 2022
Total	$0.975	$354.1

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

Dividends to common stockholders paid during the nine months ended September 30, 2022 totaled $325.4 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021. Dividends to common stockholders paid during the nine months ended September 30, 2021 totaled $266.7 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020.
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

Since our inception through September 30, 2022, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2022, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,351.2
Global Credit	376.2
Global Investment Solutions	261.0
Total	$3,988.4
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company. In November 2022, the Company entered into agreements to purchase certain third-party interests in a Global Investment Solutions fund for $61.0 million. The Company will incur a loss of $12.7 million upon the closing of the transaction in the fourth quarter of 2022, which represents a premium to the fair market value of the interests acquired.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2022, we had $99.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, of which $80.0 million was settled in October 2022.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the nine months ended September 30, 2022, we paid an aggregate of $146.9 million to repurchase and retire approximately 3.6 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of September 30, 2022, $253.1 million of repurchase capacity remained under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities, including investments in Carlyle funds	$(258.5)	$1,302.4
Net cash used in investing activities	(863.2)	(17.8)
Net cash provided by financing activities	88.9	157.9
Effect of foreign exchange rate changes	(79.8)	(26.2)
Net change in cash, cash equivalents and restricted cash	$(1,112.6)	$1,416.3

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
Cash flows provided by (used in) operating activities during the nine months ended September 30, 2022 and 2021, excluding the activities of our Consolidated Funds, were $793.5 million and $1,484.9 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses and income taxes. During both the nine months ended September 30, 2022 and 2021, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $3.4 billion and $3.1 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $2.1 billion and $1.9 billion for the nine months ended September 30, 2022 and 2021, respectively, which includes payment of 2021 and 2020 year-end bonuses paid in January 2022 and 2021, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2022, investment proceeds were $388.3 million while investment purchases were $559.6 million, which includes our $200 million strategic investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL. During the nine months ended September 30, 2021, investment proceeds were $533.8 million as compared to purchases of $178.0 million.
The net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2022, purchases of investments by the Consolidated Funds were $3.1 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.4 billion. For the nine months ended September 30, 2021, purchases of investments by the Consolidated Funds were $3.9 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $3.6 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. For the nine months ended September 30, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million, the purchase of Abingworth of $150.2 million, and net purchases of corporate treasury investments of $69.6 million. Purchases of fixed assets were $25.0 million and $27.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the nine months ended September 30, 2022 and 2021, excluding the activities of our Consolidated Funds, was $(972.8) million and $(31.4) million, respectively. Net cash used in financing activities for the nine months ended September 30, 2022 (prior to the effects of consolidation) includes $471.6 million primarily related to the amounts funded to bridge investment activity in consolidated funds that are actively fundraising in our Global Private Equity segment. This investment activity is reflected as purchases of investments in our consolidated statement of cash flows. During the nine months ended September 30, 2022 and the nine months ended September 30, 2021, the Company made no borrowings or repayments under the revolving credit facilities. The Company also paid $68.8 million in each of January 2022 and 2021, representing the second and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $325.4 million and $266.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company paid $146.9 million and $84.5 million for the nine months ended September 30, 2022 and 2021, respectively, to repurchase and retire 3.6 million and 1.9 million shares, respectively. For the nine months ended September 30, 2022, cash provided by financing activities reflects $38.9 million from common shares issued for the carry distributed in shares program. This financing cash inflow partially offsets the corresponding operating cash outflow for realized performance allocations and incentive fee related compensation included in net income.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2022 and 2021 were $449.4 million and $165.2 million, respectively. Contributions from non-controlling interest holders were $282.1 million and $57.2 million for the nine months ended September 30, 2022 and 2021, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2022 and 2021, distributions to non-controlling interest holders were $173.5 million and $76.3 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.1 billion at September 30, 2022, a decrease of $0.2 billion from December 31, 2021. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $1.1 billion, partially offset by an increase in net intangible assets of $0.9 billion, driven by the Abingworth and CBAM transactions, and a $0.2 billion increase in investments, including performance allocations. The increase in investments, including performance allocations, was largely driven by our strategic investment in a portfolio of triple net leases through a Carlyle-affiliated fund and the CBAM transaction (see Note 4 to the unaudited condensed consolidated financial statements), as well as appreciation across the portfolio, partially offset by a $177 million investment loss related to the dilution of our indirect investment in Fortitude (see Note 6 to the unaudited condensed consolidated financial statements) and realizations. The decrease in cash was primarily due to the aforementioned investments, as well as the payment of the third installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $1.4 billion and $2.5 billion at September 30, 2022 and December 31, 2021, respectively.
Total liabilities were $14.4 billion at September 30, 2022, a decrease of $1.1 billion from December 31, 2021. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $0.6 billion due to the payment of performance revenues that were realized but unpaid as of December 31, 2021 and the payment of year-end bonuses in the first quarter, as well as a decrease in the loans payable and other liabilities of consolidated funds. These decreases were partially offset by an increase in debt obligations of $163.4 million driven by an increase in outstanding CLO borrowings, largely in connection with the CBAM transaction (see Notes 4 and 8 to the unaudited condensed consolidated financial statements).
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2022, our total assets without the effect of the Consolidated Funds were $15.0 billion, including cash and cash equivalents of $1.4 billion and net accrued performance revenues of $4.1 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2022 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2022 to Dec. 31, 2022	2023-2024	2025-2026	Thereafter	Total
	(Dollars in millions)
Debt obligations (1)	$—	$23.9	$14.9	$2,220.6	$2,259.4
Interest payable (2)	183.1	225.4	220.2	1,889.9	2,518.6
Other consideration (3)	0.3	329.5	80.7	35.4	445.9
Operating lease obligations (4)	16.0	128.7	115.7	393.5	653.9
Capital commitments to Carlyle funds (5)	4,148.9	—	—	—	4,148.9
Tax receivable agreement payments (6)	—	27.7	6.5	67.7	101.9
Loans payable of Consolidated Funds (7)	33.8	268.9	268.5	6,191.3	6,762.5
Unfunded commitments of the CLOs (8)	10.4	—	—	—	10.4
Consolidated contractual obligations	4,392.5	1,004.1	706.5	10,798.4	16,901.5
Loans payable of Consolidated Funds (7)	(33.8)	(268.9)	(268.5)	(6,191.3)	(6,762.5)
Capital commitments to Carlyle funds (5)	(3,297.7)	—	—	—	(3,297.7)
Unfunded commitments of the CLOs (8)	(10.4)	—	—	—	(10.4)
Carlyle Operating Entities contractual obligations	$1,050.6	$735.2	$438.0	$4,607.1	$6,830.9
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
(2)The interest rates on the debt obligations as of September 30, 2022 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 1.36% to 8.11% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation Partners and Abingworth, deferred consideration related to our strategic investment in Fortitude, and other obligations, as well as the deferred payment obligations described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the third of which occurred during the first quarter of 2022. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments to the funds, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. The amount presented above also includes $99.6 million in unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, as well as $61.0 million related to commitments to purchase certain third-party interests in a Global Investment Solutions fund.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2022, at spreads to market rates pursuant to the debt agreements, and range from 0.30% to 11.31%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $28.8 million at September 30, 2022 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisitions of Carlyle Aviation Partners and Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Carlyle Aviation Partners, the contingent cash payments relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025. To date, we have paid $53.6 million related to the Carlyle Aviation Partners earn-out for the performance period ended December 31, 2021. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028.
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisitions of Carlyle Aviation Partners and Abingworth as of September 30, 2022 is $226.4 million versus the amounts recognized on the balance sheet of $45.2 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of September 30, 2022. See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2021 through September 30, 2022 is as follows:

	Shares as of December 31, 2021	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of September 30, 2022
The Carlyle Group Inc. common shares	355,367,876	11,624,380	—	(3,619,692)	363,372,564
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2021 through September 30, 2022 relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we distributed realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the accompanying condensed consolidated financial statements), 4.2 million and 0.6 million shares issued as part of the purchase price consideration in the CBAM and Abingworth transactions (see Note 4 to the accompanying condensed consolidated financial statements), and shares issued and delivered in connection with our equity method investment in NGP.
The total shares as of September 30, 2022 as shown above exclude approximately 0.2 million net common shares in connection with the vesting of restricted stock units subsequent to September 30, 2022 that will participate in the common shareholder dividend that will be paid November 25, 2022.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
There was no material change in our market risks during the nine months ended September 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 10, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended September 30, 2022 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
July 1, 2022 to July 31, 2022 (1)	—	$—	—	$294.7
August 1, 2022 to August 31, 2022 (1)(2)	819,182	$35.80	819,182	$265.4
September 1, 2022 to September 30, 2022 (1)(2)	378,148	$32.41	378,148	$253.1
Total	1,197,330		1,197,330

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

Sales of Unregistered Securities
On August 1, 2022, in connection with the acquisition of Abingworth LLP, the Company issued 642,507 shares of the Company’s common stock, par value $0.01 per share to the sellers in the transaction as partial consideration for the acquisition. The issues of the shares of common stock were issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(1)(2) of the Securities Act as a transaction by an issuer not involving any public offering.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1*	Separation Agreement, dated August 7, 2022, between Kewsong Lee and The Carlyle Group Employee Co., L.L.C.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1 *	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: November 08, 2022	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)